Form 10-K
period 2013-12-31
Installed Building Products, Inc.
filed 2014-03-28
CIK 1580905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      To

Commission File Number: 001-36307

Installed Building Products, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3707650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

495 South High Street, Suite 50 Columbus, Ohio	43215
(Address of principal executive offices)	( Zip Code)

(614) 221-3399

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on February 13, 2014 as reported by the New York Stock Exchange on such date was $113,226,957. The registrant has elected to use February 13, 2014, which was the initial trading date on the New York Stock Exchange, as the calculation date because on June 30, 2013 (the last business day of the registrant’s mostly recently completed second fiscal quarter), the registrant was a privately-held company. The calculation gives effect to shares issued pursuant to the underwriters’ overallotment option in connection with our initial public offering of common stock.

On March 24, 2014 the registrant had 30,601,401 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2013.

Information Regarding Forward-Looking Statements

This Form 10-K includes forward-looking statements within the meaning of U.S. federal securities laws, which involve risks and uncertainties. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believe,” “estimate,” “project,” “aim,” “anticipate,” “expect,” “seek,” “predict,” “contemplate,” “continue,” “possible,” “intend,” “may,” “plan,” “forecast,” “future,” “might,” “could,” would” or “should” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Form 10-K and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth strategies, the industry in which we operate and potential acquisitions. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this Form 10-K.

Important factors that could cause our results to vary from expectations include, but are not limited to:

•	our dependence on the residential construction industry, the economy and the credit markets;

•	uncertainty regarding the housing recovery;

•	declines in the economy or expectations regarding the housing recovery that could lead to additional significant impairment charges;

•	the cyclical and seasonal nature of our business;

•	our exposure to severe weather conditions;

•	the highly fragmented and competitive nature of our industry;

•	product shortages or the loss of key suppliers;

•	changes in the costs and availability of products;

•	inability to successfully acquire and integrate other businesses;

•	our exposure to claims arising from our acquired operations;

•	our reliance on key personnel;

•	our ability to attract, train and retain qualified employees while controlling labor costs;

•	our exposure to product liability, workmanship warranty, casualty, construction defect and other claims and legal proceedings;

•	changes in, or failure to comply with, federal, state, local and other regulations;

•	disruptions in our information technology systems;

•	our ability to implement and maintain effective internal control over financial reporting and remediate any outstanding material weakness and significant deficiencies; and

•	additional factors discussed under Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 1. Business of this Form 10-K.

Should one or more of these factors materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. Any forward-looking statement made by us in this Form 10-K speaks only as of the date of this Form 10-K. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by any applicable securities laws.

i

Part I

Item 1. Business

OUR COMPANY

We are the second largest new residential insulation installer in the United States based on our internal estimates, with a national platform consisting of over 100 locations serving customers in 46 states and the District of Columbia. We believe we have the number one or two market position for new single-family insulation installation in more than half of the markets in which we operate, based on permits issued in those markets. We also install complementary building products, including garage doors, rain gutters, shower doors, closet shelving and mirrors, which provide cross-selling opportunities to supplement our insulation installation business.

We manage all aspects of the installation process for our customers, from our direct purchase and receipt of materials from national manufacturers, to our timely supply of materials to job sites and quality installation. Installation of insulation, which includes air sealing, is a critical phase in the construction process, as certain interior work cannot begin until the insulation phase passes inspection. We benefit from our national scale, long-standing supplier relationships and a broad customer base that includes production and custom homebuilders, multi-family and commercial contractors, and homeowners.

Our business began in 1977 with one location in Columbus, Ohio. In the late 1990s, we began our acquisition strategy with the goal of creating a national platform. Since 1999, we have successfully completed and integrated over 90 acquisitions, which has allowed us to generate significant scale and to diversify our product offering while expanding into some of the most attractive housing markets in the United States. Over the past several years, our net revenue has increased at a faster rate than our operating expenses, resulting in an improved cost structure and a more efficient and scalable operating model to improve our financial performance and returns on invested capital. We believe we are well positioned to continue to grow our business through the ongoing housing recovery, market share gains and acquisitions. For a further discussion of our industry and trends affecting our industry, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition, Key Factors Affecting our Operating Results, in this Form 10-K.

OUR OPERATIONS

We manage all aspects of the installation process for our customers, from our direct purchase and receipt of materials from national manufacturers, to our timely supply of materials to job sites and quality installation:

•	In each of our markets, our branch management and staff foster close working relationships with local customers.

•	Our branch management hires and trains installers with a focus on quality, safety and timely installation.

•	Our branch sales staff analyzes construction plans and measures the installation job to prepare customer proposals that comply with local building codes and energy efficiency standards and otherwise meet customer requirements.

•	Our branches order and receive delivery of materials direct from national manufacturers.

•	Our branches break bulk and load required materials onto our vehicles for each job, and manage installer schedules to ensure timely installation that meets our customer’s scheduling requirements.

•	For each phase of product installation, our installers prepare the job site, professionally install the materials to pass inspection, clean-up when the installation is complete and return unused materials to the branch.

Our Installation Process

Our customers generally select their building products installer based on quality and timeliness of service, knowledge of local building codes, pricing, relationships and reputation in the market. For these reasons, we emphasize the importance of developing and maintaining customer relationships at the local level and rely heavily on the knowledge and experience of our branch management and staff.

Once we are selected for an installation job, our branch staff coordinates with our customer to ensure that the job is completed in a quality manner and within the customer’s production schedule. Throughout the construction process, our branch sales and supervisory staff and installation teams, typically consisting of a senior installer and one or two other installers, make frequent site visits to ensure timely and proper installation and to provide general service support. We believe a high level of service is valued by our customers and generates customer loyalty. There are typically three phases to complete an insulation installation: (i) basement insulation installation; (ii) air sealing of the structure and installation of insulation in the exterior walls; and (iii) insulation for the ceiling and attic. We also assist the builders with coordinating inspection. In addition to visiting a job site during each of these three phases, we will return to a building site when we are selected to install other products such as garage doors, rain gutters, shower doors, closet shelving or mirrors. We believe that our ability to consistently complete our installations within a customer’s production schedule is recognized by our customers and is a key component of our high level of service.

Insulation

Overview

We are the second largest new residential insulation installer in the United States based on our internal estimates. Insulation installation comprised approximately 74% of our net revenue for the year ended December 31, 2013. We handle every stage of the installation process, including material procurement, project scheduling and logistics, multi-phase professional installation and field quality inspection.

Insulation Materials

We offer a wide range of insulation materials, including:

•	Fiberglass Insulation – Fiberglass insulation is made of fibrous glass that is held together by a thermoset resin creating insulating air pockets. It typically contains an average of 50% recycled content. It is available in two forms: batts (also referred to as blankets) and loosefill (also referred to as blown in). Fiberglass is the most widely used residential insulation material in the United States. Installation of fiberglass insulation accounted for approximately 85% of our insulation sales for the year ended December 31, 2013.

•	Spray Foam Insulation – Spray foam insulation is applied at a job site by mixing two chemical components together in specialized application equipment. It is generally polyurethane foam. While typically having the highest insulating and sealing effectiveness of all insulation materials that we offer, it is also typically the most expensive on an installed basis. Spray foam insulation accounted for approximately 10% of our insulation sales for the year ended December 31, 2013.

•	Cellulose Insulation – Cellulose insulation is made primarily of paper and cardboard and has a very high recycled content. Cellulose is only available in loosefill form and is blown into the structure with specialized equipment. Cellulose insulation accounted for approximately 5% of our insulation sales for the year ended December 31, 2013.

Insulation Installation Applications

Local building codes typically require insulation to be installed in multiple areas of a structure. Each of these areas is frequently referred to as a phase of the insulation installation process and requires a separate trip to the job site by our installers at different points in the construction of a structure. Building practice and the inspection process differ geographically and call for our involvement at different times during the construction process. We provide installation of insulation and sealant materials in all areas of a structure, which could include:

•	Building Envelope – We insulate the exterior walls of both residential and commercial structures by applying insulation on the wall or between the studs.

•	Attic – We insulate the attics of new and existing residential structures. The attic is the area where the most energy is lost in a home.

•	Basement and Crawl Space – These spaces typically account for the second most energy loss in a structure.

•	Acoustical – Many builder or architect specifications call for acoustical insulation for sound reduction purposes in both residential and commercial structures. This product is generally installed in the interior walls to minimize sound transmission.

In each of these applications, we typically use fiberglass batts, except in attic insulations where we typically install loosefill fiberglass.

Garage Doors

We install and service garage doors and openers in certain of our locations for residential and commercial new construction builders, homeowners and commercial customers. We offer a variety of options from some of the best-known garage door brands. We offer steel, aluminum, wood and vinyl garage doors as well as opener systems. Unlike the other products we install, the garage door business has an ongoing aftermarket service component. Garage door installations and service comprised approximately 8% of our net revenue for the year ended December 31, 2013.

Shower Doors, Shelving and Mirrors

Some of our locations install a variety of shower enclosures, ranging from basic sliding door designs to complex custom designs. We have the ability to meet our customers’ diverse needs by customizing shower enclosures by size and style according to their specifications, such as framing, hardware and glass options. We design and install closet shelving systems in select markets utilizing some of the highest quality products available from national brands. We also offer standard and custom designed mirrors for our customers. Shower doors, closet shelving and mirror installations comprised approximately 6% of our net revenue for the year ended December 31, 2013.

Rain Gutters

Some of our locations install a wide range of rain gutters, which direct water from a home’s roof away from the structure and foundation. Rain gutters are typically constructed from aluminum or copper and are available in a wide variety of colors, shapes and widths. They are generally fabricated and assembled on the job site using specialized equipment. The installation of rain gutters comprised approximately 6% of our net revenue for the year ended December 31, 2013.

Other Building Products

Some of our locations install other complementary building products, none of which is an individually significant percentage of net revenue. Installation of other building products comprised approximately 6% of our net revenue for the year ended December 31, 2013.

Sales and Marketing

We seek to attract and retain customers through exceptional customer service, superior installation quality, broad service offerings and competitive pricing. Our strategy is centered on building and maintaining these strong customer relationships. We also capitalize on cross-selling opportunities from existing customer relationships and identifying situations where customers may benefit from more than one of our installation service offerings. By executing this strategy, we believe we can continue to generate incremental sales volumes with new and existing customers.

Experienced sales and service professionals are important to our customer growth and increasing our profitability. Retaining and motivating local employees has been an important component of our acquisition and operating strategies. As of December 31, 2013, we employed approximately 290 sales professionals and our sales force has spent an average of more than 10 years with our operations. The local sales staff, which is generally led by the branch manager, is responsible for maintaining relationships with our customers. These local teams work diligently to increase sales by supporting our existing customers with excellent service and value while also pursuing new customers with competitive offerings. In addition to the efforts of our sales staff, we market our product and service offerings on the internet, in the local yellow pages and through advertisements in trade journals. We conduct substantially all of our marketing through local trademarks and trade names.

Quality Control and Safety

Our quality control process starts with the initial proposal. Our sales staff and managers are knowledgeable about our service offerings and scope of work. They are trained on the manufacturer’s guidelines as well as state and local building codes. Our quality control programs emphasize onsite inspections, training by manufacturers and various certification programs.

We consider risk management and safety to be a core business objective. Significant staffing, funding and other resources are allocated to our management systems that directly impact quality and safety for our employees and our customers. Our branch managers are held accountable for the safety of employees and quality of workmanship at their locations. We provide our employees with on-going training and development programs necessary to generate best in class work quality and safety performance.

CUSTOMERS

We serve a broad group of national, regional and local homebuilders, multi-family and commercial builders, individual homeowners and repair and remodeling contractors. Our top ten customers, which are a combination of national and regional builders, accounted for approximately 9% of net revenue for the year ended December 31, 2013. No single customer accounted for more than 3% of net revenue during the year ended December 31, 2013.

BACKLOG

Due to our customers’ strict demand for timely installation of our products, our installation jobs are scheduled and completed within a short timeframe. We do not consider backlog material to our business.

SUPPLIERS

We have long-term relationships with many of our suppliers and have not experienced any significant disruption in the supply of any of the primary materials we purchase and install. As one of the largest purchasers of fiberglass and spray foam insulation in the United States, we maintain particularly strong relationships with the largest manufacturers of these insulation products. Additionally, the proximity of certain of our branch locations to insulation manufacturers’ facilities provides additional mutual benefits, including opportunities for cost savings and joint planning regarding future production. We also maintain good relationships with suppliers of the non-insulation products we install. We believe that the pricing, terms and rebates we receive from our suppliers, as well as supply assurance, are favorable. We have found that using multiple suppliers helps to ensure a stable source of materials and favorable purchasing terms as suppliers compete to gain and maintain our business. In addition, our national purchasing volumes provide leverage with suppliers. We may continue to pursue additional procurement cost savings and purchasing synergies.

SEASONALITY

We tend to have higher sales during the second half of the year as our homebuilder customers complete construction of homes placed under contract for sale in the traditionally stronger spring selling season. In addition, some of our larger branches operate in states more impacted by winter weather and as such experience a slowdown in construction activity during the first quarter of the calendar year. This winter slowdown contributes to traditionally lower sales in our first quarter.

The composition and level of our working capital typically change during periods of increasing sales as we carry more inventory and receivables, although this is generally offset in part by higher trade payables to our suppliers. Working capital levels typically increase in the summer and fall seasons due to higher sales during the peak of residential construction activity. The subsequent collection of receivables and reduction in inventory levels during the winter months has typically positively impacted cash flow. In the past, from time to time, we have utilized our borrowing availability under our credit facilities to cover short-term working capital needs.

COMPETITION

We believe that competition in our industry is based on quality and timeliness of service, knowledge of local building codes, pricing, relationships and reputation in the market. We are the second largest new residential installer of insulation in the United States based on our internal estimates. The building products installation industry is highly fragmented. The markets for our non-insulation installation services are even more fragmented than the markets for insulation installation services. Our competitors include two other large national contractors, several large regional contractors and numerous local contractors. Some of our competitors have greater financial and other resources than we do. We expect to continue to effectively compete in our local markets given our long standing customer relationships, access to capital, tenure and quality of local staff, quality installation reputation and competitive pricing.

EMPLOYEES

As of December 31, 2013, we had approximately 3,200 employees, consisting of approximately 2,300 installers, 290 sales professionals, 140 production personnel and 470 administrative and management personnel. Less than 20 of our employees are covered under collective bargaining agreements. We have never experienced a work stoppage or strike and we believe that we have good relations with our employees.

INFORMATION TECHNOLOGY

JobCORE is our web-enabled internal software technology. The system is designed to operate our business in a highly efficient manner and manage our operations. In addition, we integrate jobCORE into our acquired operations. The jobCORE software provides in-depth operational and financial performance data from individual branches to the corporate office. JobCORE provides us, our branch managers and our salespeople with an important operational tool for monitoring branch level performance. It assists management in assessing important business questions, including customer analysis, sales staff analysis, branch analysis and other operating activities.

INTELLECTUAL PROPERTY

We possess intellectual property rights, including trademarks, trade names and know-how and other proprietary rights that are important to our business. In particular, we maintain registered trademarks and trade names, some of which are the trademarks and trade names under which many of our local branches operate. While we do not believe our business is dependent on any one of our trademarks or trade names, we believe that our trademarks and trade names are important to the development and conduct of our business as well as to the local marketing of our services. We also maintain domain name registration for each of our local branch websites. We make efforts to protect our intellectual property rights, however the actions taken by us may be inadequate to prevent others from using similar intellectual property. In addition, third parties may assert claims against our use of intellectual property and we may be unable to successfully resolve such claims.

ENVIRONMENTAL AND REGULATORY MATTERS

We are subject to various federal, state and local government regulations applicable in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees, public health and safety, work place safety, transportation, zoning and fire codes. We strive to operate in accordance with applicable laws, codes and regulations.

Our transportation operations are subject to the regulatory jurisdiction of the DOT, which has broad administrative powers. We are also subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimension and weight and driver hours of service also are subject to both federal and state regulation. Our operations are also subject to the regulatory jurisdiction of OSHA, which has broad administrative powers regarding workplace and jobsite safety.

Our operations and properties are also subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous or toxic materials, substances and wastes and petroleum products and the investigation, remediation, removal and monitoring of the presence or release of such materials, substances, wastes and petroleum products, including at currently or formerly owned or occupied premises and off-site disposal locations. We have not previously incurred material costs to comply with environmental laws and regulations. However, we could be subject to material costs, liabilities or claims relating to environmental compliance in the future, especially in the event of changes in existing laws and regulations or in their interpretation or enforcement.

As the nature of our business involves the use or handling of certain potentially hazardous or toxic substances, including spray foam applications and lead-based paint, we may be held liable for claims alleging injury or damage resulting from the release of or exposure to such substances, as well as claims relating to the presence of mold, fungal growth and moisture intrusion alleged in connection with our business activities. In addition, as owners and lessees of real property, we may be held liable for, among other things, releases of hazardous or toxic substances or petroleum products on, at, under or emanating from currently or formerly owned or operated properties, or any off-site disposal locations, or for any known or newly discovered environmental conditions at or relating to any of our properties, including those arising from activities conducted by previous occupants or at adjoining properties, without regard to whether we knew of or were responsible for such release. We may be required to investigate, remove, remediate or monitor the presence or release of such hazardous or toxic substances or petroleum products and may be held liable by a governmental entity for fines and penalties or to any third parties for damages, including for bodily injury, property damage and natural resource damage in connection with the presence or release of hazardous or toxic substances or petroleum products.

To date, costs to comply with applicable laws and regulations relating to pollution or the protection of human health and safety, the environment and natural resources have not had a material adverse effect on our financial condition or operating results, and we do not anticipate incurring material expenditures to comply with environmental laws and regulations in the current fiscal year.

In conjunction with our lease agreements and other transactions, we often provide reasonable and customary indemnifications relating to various matters, including environmental issues. To date, we have not had to pay a material amount pursuant to any such indemnification obligations.

In addition, our suppliers are subject to various laws and regulations, including in particular, environmental laws and regulations.

CORPORATE AND AVAILABLE INFORMATION

Installed Building Products, Inc. (formerly, CCIB Holdco, Inc.) is a Delaware corporation formed on October 28, 2011 in connection with our Recapitalization. Installed Building Products, Inc. is a holding company that derives all of its operating income from its subsidiaries. Our principal executive offices are located at 495 South High Street, Suite 50, Columbus, Ohio 43215. Our main telephone number is (614) 221-3399. We completed our initial public offering in February 2014 and our common stock is listed on the New York Stock Exchange under the symbol “IBP”. Unless the context requires otherwise, the terms “IBP,” “the company,” “we,” “us” and “our” in this Form 10-K refer to Installed Building Products, Inc. and its subsidiaries.

Our corporate website is located at www.installedbuildingproducts.com, and our investor relations website is located at http://investors.installedbuildingproducts.com/. Copies of our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. Further, a copy of this Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases as part of our investor relations website. We have used, and intend to continue to use, our investor relations website as means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors

There are a number of business risks and uncertainties that could affect our business. These risks and uncertainties could cause our actual results to differ from past performance or expected results. The following are some of the more important risks and uncertainties that could affect our business. We urge investors to consider carefully the risk factors described below in evaluating the information contained in this report.

RISKS RELATED TO OUR BUSINESS

Our business is dependent on the U.S. residential construction industry, economy, credit markets and other important factors, many of which are beyond our control.

We are highly dependent on the level of new home construction, which in turn is dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels, housing demand and the health of the economy and mortgage markets. Unfavorable changes in demographics, credit markets, political conditions, consumer confidence, household formation, housing affordability or housing inventory levels, or a weakening of the national economy or of any regional or local economy in which we operate, could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business. Additional headwinds may come from the efforts and proposals of lawmakers to reduce the debt of the federal government and/or solve state budget shortfalls through tax increases and/or spending cuts, and financial markets’ and businesses’ reactions to those efforts and proposals, which could impair economic growth.

The housing market recovery faces significant challenges.

While some of the challenges facing the housing market moderated in 2012, several remain, and these challenges could return and/or intensify to limit the extent of any recovery of or future improvement in housing market conditions. These challenges include (i) weak general economic and employment growth that, among other things, limits consumer incomes, consumer confidence and demand for homes; (ii) elevated levels of mortgage loan delinquencies, defaults and foreclosures that could add to an inventory of lender-owned homes that may be sold in competition with new and resale homes at low distressed prices or that generate short sales activity at such price levels; (iii) a significant number of homeowners whose outstanding principal balance on their mortgage loan exceeds the market value of their home, which undermines their ability to purchase another home that they otherwise might desire and be able to afford; (iv) volatility and uncertainty in U.S. financial, credit and consumer lending markets amid slow growth or recessionary conditions; and (v) tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, more conservative appraisals, higher loan-to-value ratios and extensive buyer income and asset documentation requirements. Given these factors, the present housing recovery may not continue or gain further momentum, which could adversely affect our business, financial condition, results of operations and cash flows.

The present housing recovery is relative to the historically low levels of home sales and residential new construction activity experienced during the recent housing downturn. Even with the upturn in 2012, new home construction remains well below, and may not return to, the peak levels reached shortly before the housing downturn began in 2006. In addition, we operate in certain markets where new home construction lags the housing recovery. If the present new home construction recovery stalls or does not continue at the same pace, or any or all of the negative factors described above persist or worsen, there would likely be a corresponding adverse effect on the new home construction market, which would have a material adverse effect on our business and our consolidated financial statements, including, but not limited to, the amount of revenues we generate and our ability to operate profitably.

A decline in the economy and a deterioration in expectations regarding the housing recovery could result in our taking additional significant non-cash impairment charges, which may reduce our financial resources and flexibility and could negatively affect our earnings and reduce stockholders’ equity.

We previously recorded goodwill impairment charges totaling $70.0 million. We did not record any goodwill impairment charges in 2011, 2012 or 2013; however, a decline in the expectation of our future performance or deterioration in expectations regarding the timing and the extent of the recovery of new home construction and home improvement may cause us to recognize additional non-cash, pre-tax impairment charges for goodwill and other indefinite-lived intangible assets or other long-lived assets, which are not determinable at this time. In addition, as a result of our acquisition strategy, we may record additional goodwill and may incur impairment charges in connection with prior and future acquisitions. If the value of goodwill or other intangible assets is impaired, our earnings and stockholders’ equity would be adversely affected. In addition, if future acquisitions are not successful, we may record additional unexpected impairment charges.

Further, our revolving credit facility contains financial covenants that we must comply with, including covenants regarding limits on our debt to total capitalization ratio. We expect any future credit facility that we may enter into would contain similar covenants. If we record additional non-cash impairment charges, our stockholders’ equity would be reduced, and our borrowing capacity under our new credit facility may be limited or we may need to seek waivers or amendments and there can be no assurance that these will be attainable on commercially reasonable terms or at all. Alternative financing may not be available on acceptable terms and at acceptable rates, if at all.

Our business is cyclical and significantly affected by changes in general and local economic conditions.

Demand for our services is cyclical and highly sensitive to general and local economic conditions over which we have no control, including changes in:

•	the number of new home and commercial building construction starts;

•	short and long term interest rates;

•	inflation;

•	employment levels and job and personal income growth;

•	housing demand from population growth, household formation and other demographic changes;

•	availability and pricing of mortgage financing for homebuyers and commercial financing for developers of multi-family homes and subcontractors;

•	consumer confidence generally and the confidence of potential homebuyers in particular;

•	U.S. and global financial system and credit markets stability;

•	private party and government mortgage loan programs and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices;

•	federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes and other expenses; and

•	federal, state and local energy efficiency programs, regulations, codes and standards.

Adverse changes in these conditions may affect our business generally or may be more prevalent or concentrated in particular markets in which we operate. Any deterioration in economic conditions or continuation of uncertain economic conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our business may be affected by severe weather conditions and is seasonal.

Severe weather conditions, such as unusually prolonged cold conditions, rain, blizzards or hurricanes, could accelerate, delay or halt construction or installation activity. The impact of these types of events on our business may adversely impact our net revenue, cash flows from operations and results of operations. If net revenue were to fall substantially below what we would normally expect during certain periods, our financial results would be adversely impacted.

We tend to have higher sales during the second half of the year as our homebuilder customers complete construction of homes placed under contract for sale in the traditionally stronger spring selling season. In addition, some of our larger branches operate in states more impacted by winter weather and as such experience a slowdown in construction activity during the first quarter of the calendar year. This winter slowdown contributes to traditionally lower sales in our first quarter.

Our industry is highly fragmented and competitive, and increased competitive pressure may adversely affect our business, financial condition, results of operations and cash flows.

The building products installation industry is highly fragmented and competitive. We face significant competition from other national, regional and local companies. Any of these competitors may (i) foresee the course of market development more accurately than we do, (ii) offer services that are deemed superior to ours, (iii) install building products at a lower cost, (iv) develop stronger relationships with homebuilders and suppliers, (v) adapt more quickly to new technologies, new installation techniques or evolving customer requirements or (vi) have access to financing on more favorable terms than we can obtain in the market. As a result, we may not be able to compete successfully with them. If we are unable to compete effectively, our business, financial condition, results of operations and cash flows may be adversely affected.

Product shortages or the loss of key suppliers could affect our business, financial condition, results of operations and cash flows.

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers. We do not typically enter into long-term agreements with our suppliers but have done so from time to time. See Note 11, Commitments and Contingencies, “Supply Contract Commitments,” to our audited consolidated financial statements included in this Form 10-K for information on contracts for which we are currently obligated. Generally, our products are available from various sources and in sufficient quantities. However, the loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our business, financial condition, results of operations and cash flows. In prior downturns in the housing industry, manufacturers have reduced capacity by closing plants and production lines within plants. Even if such capacity reductions are not permanent, there may be a delay in manufacturers’ ability to increase capacity in times of rising demand. If the demand for products from manufacturers and other suppliers exceeds the available supply, we may be unable to source additional products in sufficient quantity or quality in a timely manner and the prices for the products that we install could rise. These developments could affect our ability to take advantage of market opportunities and limit our growth prospects. For the year ended December 31, 2013, our largest supplier, Owens Corning, accounted for approximately 22%, and our three largest suppliers in aggregate accounted for approximately 42% for the year ended December 31, 2013 of our material purchases.

Failure by our suppliers to continue to provide us with products on commercially favorable terms, or at all, could put pressure on our operating margins or have a material adverse effect on our financial condition, operating results and/or cash flows. Our inability to source materials in a timely manner could also damage our relationships with our customers.

Changes in the costs of the products we install can decrease our profit margins.

The principal building products that we install have been subject to price changes in the past, some of which have been significant. Our results of operations for individual quarters can be and have been hurt by a delay between the time building product cost increases are implemented and the time we are able to increase prices for our products, if at all. Our supplier purchase prices often depend on volume requirements. If we do not meet these volume requirements, our costs could increase and our margins may be adversely affected. In addition, while we have been able to achieve cost savings through volume purchasing and our relationships with suppliers, we may not be able to continue to receive advantageous pricing for the products that we install, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We may be unable to successfully acquire and integrate other businesses.

We may be unable to continue to grow our business through acquisitions. We may not be able to continue to identify suitable acquisition candidates and may face increased competition for these acquisition candidates. In addition, acquired businesses may not perform in accordance with expectations, and our business judgments concerning the value, strengths and weaknesses of acquired businesses may not prove to be correct. We may also be unable to achieve expected improvements or achievements in businesses that we acquire. At any given time, we may be evaluating or in discussions with one or more acquisition candidates, including entering into non-binding letters of intent. Future acquisitions may result in the incurrence of debt and contingent liabilities, legal liabilities, goodwill impairments, increased interest expense and amortization expense and significant integration costs.

Acquisitions involve a number of special risks, including:

•	our inability to manage acquired businesses or control integration costs and other costs relating to acquisitions;

•	potential adverse short-term effects on operating results from increased costs or otherwise;

•	diversion of management’s attention;

•	failure to retain existing key personnel of the acquired business and recruit qualified new employees at the location;

•	failure to successfully implement infrastructure, logistics and systems integration;

•	potential impairment of goodwill;

•	risks associated with the internal controls of acquired companies;

•	exposure to legal claims for activities of the acquired business prior to acquisition and inability to realize on any indemnification claims, including with respect to environmental and immigration claims;

•	the risks inherent in the systems of the acquired business and risks associated with unanticipated events or liabilities; and

•	our inability to obtain financing necessary to complete acquisitions on attractive terms or at all.

Our strategy could be impeded if we do not identify, or face increased competition for, suitable acquisition candidates and our business, financial condition, results of operations, and/or cash flows could be adversely affected if any of the foregoing factors were to occur.

We may be subject to claims arising from the operations of our various businesses for periods prior to the dates we acquired them.

We have consummated over 90 acquisitions. We may be subject to claims or liabilities arising from the ownership or operation of acquired businesses for the periods prior to our acquisition of them, including environmental, employee-related and other liabilities and claims not covered by insurance. These claims or liabilities could be significant. Our ability to seek indemnification from the former owners of our acquired businesses for these claims or liabilities may be limited by various factors, including the specific time, monetary or other limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy our indemnification claims. In addition, insurance companies may be unwilling to cover claims that have arisen from acquired businesses or locations, or claims may exceed the coverage limits that our acquired businesses had in effect prior to the date of acquisition. If we are unable to successfully obtain insurance coverage of third-party claims or enforce our indemnification rights against the former owners, or if the former owners are unable to satisfy their obligations for any reason, including because of their current financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our financial condition and results of operations.

Our success depends on our key personnel.

Our business results depend largely upon the continued contributions of our chief executive officer and other members of our management team. We do not have employment agreements with any of our executive officers, other than Jeff Edwards, the Chairman of our Board and our Chief Executive Officer and President. Although our employment agreement with Mr. Edwards provides for a three-year term, he is permitted under the agreement to resign his employment at any time with only 30 days’ prior written notice to us. Also, while his employment agreement requires Mr. Edwards to devote the amount of time necessary to conduct our business and affairs, he is also permitted to engage in other business activities that do not create a conflict of interest or substantially interfere with his service to us, including non-competitive operational activities for his real estate development business. Although we maintain key person life insurance on Mr. Edwards, if he no longer serves in (or serves in some lesser capacity than) his current role, or if we lose other members of our management team, our business, financial condition and results of operations, as well as the market price of our securities, could be adversely affected.

Our business results also depend upon our branch managers and sales personnel, including those of companies recently acquired. While we customarily sign non-competition agreements, typically lasting two years, with our branch managers and sales personnel in order to maintain key customer relationships in our markets, such agreements do not protect us fully against competition.

We are dependent on attracting, training and retaining qualified employees while controlling labor costs.

We must attract, train and retain a large number of qualified employees while controlling related labor costs. We compete with other businesses for these employees. Tighter labor markets, due to a recovering housing market or otherwise, may make it more difficult for us to hire and retain installers and control labor costs. Our ability to control labor costs is subject to numerous external factors, including competitive wage rates and health and other insurance costs.

With the passage in 2010 of the U.S. Patient Protection and Affordable Care Act, or the Affordable Care Act, we are required to provide affordable coverage, as defined in the Affordable Care Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria therein. Many of these requirements will be phased in over a period of time. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Although the impact of these new legislative directives on our business is not yet certain, increased health care and insurance costs could have an adverse effect on our business, financial condition and results of operations. In addition, changes in the federal or state minimum wage or living wage requirements or changes in other workplace regulations could adversely affect our ability to meet our financial targets.

In addition, various states in which we operate are considering or have already adopted new immigration laws or enforcement programs, and the U.S. Congress and Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs. Although we verify the employment eligibility status of all our employees, including through participation in the “E-Verify” program where required, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to deportation and may subject us to fines, penalties and adverse publicity. Termination of a significant number of employees who are unauthorized workers may disrupt our operations and cause temporary increases in our labor costs as we train new employees. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration laws.

If we are unable to hire and retain qualified installation personnel at economically reasonable compensation and benefits levels, our business, prospects, financial condition and results of operations could be adversely affected.

We may be subject to periodic litigation and regulatory proceedings, including Fair Labor Standards Act and state wage and hour class action lawsuits, which may adversely affect our business and financial performance.

From time to time, we may be involved in lawsuits and regulatory actions, including class action lawsuits that are brought or threatened against us for alleged violations of the Fair Labor Standards Act, or the FLSA, and state wage and hour laws. In 2013, we were a defendant in two such lawsuits in Washington and Tennessee. In both cases, the parties have agreed to a settlement and the settlement of the lawsuit in Washington is subject to court approval. As a result, we recorded total settlement expenses of $1.4 million in Administrative and Other Operating expenses in our Consolidated Statement of Operations for the year ended December 31, 2013. We paid $0.2 million of these costs in 2013 and recorded a liability for $1.2 million as of December 31, 2013, which represents the unpaid portion as of that date. See Note 11, Commitments and Contingencies, to our audited consolidated financial statements for the year ended December 31, 2013 included in Item 8 of Part II of this Form 10-K for more information.

The nature of our business exposes us to product liability, workmanship warranty, casualty, construction defect, breach of contract and other claims and legal proceedings.

We are subject to product liability, workmanship warranty, casualty, construction defect, breach of contract and other claims relating to the products we install that, if adversely determined, could adversely affect our financial condition, results of operations and cash flows. We rely on manufacturers and other suppliers to provide us with most of the products we install. Because we do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of our employees, and homebuilders and other subcontractors, for which we may be contractually liable. Certain types of insulation, particularly spray foam applications, require our employees to handle potentially hazardous or toxic substances. While our employees who handle these and other potentially hazardous or toxic materials, including lead-based paint, receive specialized training and wear protective clothing, there is still a risk that they, or others, may be exposed to these substances. Exposure to these substances could result in significant injury to our employees and others, including site occupants, and damage to our property or the property of others, including natural resource damage. Our personnel and others at our work sites are also at risk for other workplace-related injuries, including slips and falls.

We have in the past been, and may in the future be, subject to fines, penalties and other liabilities in connection with any such injury or damage. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, we may be unable to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities.

Product liability, workmanship warranty, casualty, negligence, construction defect, breach of contract and other claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. In addition, lawsuits relating to construction defects typically have statutes of limitations that can run as long as ten years. Claims of this nature could also have a negative impact on customer confidence in us and our services. In addition, we are subject to various claims and lawsuits incidental to the conduct of our business in the ordinary course. Current or future claims could have a material adverse effect on our reputation, business, financial condition and results of operations. We may also be unable to obtain performance and licensing bonds on commercially reasonable terms or at all in the future. Surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time. Our inability to obtain such bonds would materially and adversely affect our business, financial condition, results of operations and cash flows. For additional information, see Note 11, Commitments and Contingencies, to our audited consolidated financial statements for the year ended December 31, 2013 included in Item 8 of Part II of this Form 10-K.

Federal, state, local and other laws and regulations could impose substantial costs and/or restrictions on our operations that would reduce our net income.

We are subject to various federal, state, local and other laws and regulations, including, among other things, worker and workplace health and safety regulations promulgated by the Department of Labor’s Occupational Safety and Health Administration, or OSHA, regulations promulgated by the Department of Transportation, or DOT, and employment regulations promulgated by the U.S. Equal Employment Opportunity Commission. More burdensome regulatory requirements in these or other areas, including workers’ compensation, may increase our expenses and adversely affect our business, financial condition, results of operations and/or cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to substantial fines and penalties that could adversely affect our business, financial condition, results of operations and/or cash flows.

Our transportation operations, upon which we depend to transport materials from our locations to job sites, are subject to the regulatory jurisdiction of the DOT. The DOT has broad administrative powers with respect to our transportation operations. More restrictive limitations on vehicle weight and size, trailer length and configuration or driver hours of service would increase our costs, which, if we are unable to pass these cost increases on to our customers, may increase our selling and administrative expenses and adversely affect our financial condition, operating results and/or cash flows. If we fail to comply adequately with DOT regulations or regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action including imposing fines or shutting down our operations and we could be subject to increased audit and compliance costs. We organize our transportation operations as a separate legal entity in certain states, including in Ohio and Indiana, in order to take advantage of sales tax exemptions relating to vehicle operating costs. If legislation is enacted that modifies or eliminates these exemptions, our costs would increase. If any of these events were to occur, our financial condition, results of operations and/or cash flows would be adversely affected.

In addition, the residential construction industry is subject to various federal, state and local statutes, ordinances, rules and regulations concerning zoning, building design and safety, construction, contractors’ licensing, energy conservation and similar matters, including regulations that impose restrictive zoning and density requirements on the residential new construction industry or that limit the number of homes that can be built within the boundaries of a particular area. Regulatory restrictions and industry standards may require us to alter our installation processes and our sourcing and otherwise increase our operating expenses and limit the availability of suitable building lots for our customers, any of which could negatively affect our business, financial condition and results of operations.

We are subject to environmental regulation and potential exposure to environmental liabilities.

We are subject to various federal, state, and local environmental laws and regulations. Although we believe that we operate our business, including each of our locations, in material compliance with applicable laws and regulations and maintain all material permits required under such laws and regulations to operate our business, we may be held liable or incur fines or penalties in connection with such requirements. As the nature of our business involves the use or handling of certain potentially hazardous or toxic substances, including spray foam applications and lead-based paint, we may be held liable for claims alleging injury or damage resulting from the release of or exposure to such substances. In addition, as owners and lessees of real property, we may be held liable for, among other things, hazardous or toxic substances, including asbestos or petroleum products on, at, under or emanating from currently or formerly owned or operated properties, or any off-site disposal locations, or for any known or newly discovered environmental conditions at or relating to any of our properties, including those arising from activities conducted by previous occupants or at adjoining properties, without regard to whether we knew of or were responsible for such release. We may be required to investigate, remove, remediate or monitor the presence or release of such hazardous or toxic substances or petroleum products. We may also be held liable to a governmental entity for fines and penalties or to third parties for damages, including for bodily injury, property damage and natural resource damage in connection with the presence or release of hazardous or toxic substances or petroleum products. In addition, expenditures may be required in the future as a result of releases of, or exposure to, hazardous or toxic substances or petroleum products, the discovery of currently unknown environmental conditions or changes in environmental laws and regulations or their interpretation or enforcement and in certain instances, such expenditures may be material. While not having a material impact on our financial condition or results of operations, in 2011, a fire at one of our branches resulted in the run-off of hazardous materials into a nearby stream. We investigated and remediated the incident and received a no further action letter from the environmental regulatory authority with jurisdiction over the matter.

Increases in union organizing activity and work stoppages could delay or reduce availability of products that we install and increase our costs.

Less than one percent of our employees are currently covered by collective bargaining or other similar labor agreements. However, if a larger number of our employees were to unionize, including in the wake of any future legislation that makes it easier for employees to unionize, our business could be negatively affected. Any inability by us to negotiate collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs. If any such strikes or other work stoppages occur, or if other employees become represented by a union, we could experience a disruption of our operations and higher labor costs.

In addition, certain of our suppliers have unionized work forces and certain of our products are transported by unionized truckers. Strikes, work stoppages or slowdowns could result in slowdowns or closures of facilities where the products that we install are manufactured or could affect the ability of our suppliers to deliver such products to us. Any interruption in the production or delivery of these products could delay or reduce availability of these products and increase our costs.

We are a holding company and conduct all of our operations through our subsidiaries.

We are a holding company and all of our operating assets are held by our direct and indirect subsidiaries. We derive all of our operating income from our subsidiaries. We rely on the earnings and cash flows of our subsidiaries, which are paid to us by our subsidiaries in the form of dividends and other payments or distributions, to meet our debt service and other obligations. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends and other distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries and the covenants of any future outstanding indebtedness that our subsidiaries incur.

Increases in fuel costs could adversely affect our results of operations.

The price of oil has fluctuated over the last few years, creating volatility in our fuel costs. We do not currently hedge our fuel costs. Increases in fuel costs can negatively impact our cost to deliver our products to our customers and thus increase our cost of sales. If we are unable to increase the selling price of our products to our customers to cover any increases in fuel costs, net income may be adversely affected.

We may be adversely affected by disruptions in our information technology systems.

Our operations are dependent upon our information technology systems, including our web-enabled internal software technology, jobCORE. The jobCORE software provides in-depth operational and financial performance data from individual branch locations to the corporate office. We rely upon such information technology systems to manage customer orders on a timely basis, to coordinate our sales and installation activities across locations and to manage invoicing. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages, computer viruses, unauthorized access or delays in our service) could result in delays in receiving inventory and supplies or installing our products on a timely basis for our customers, which could adversely affect our reputation and customer relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins, or similar disruptions affecting the Internet. Such delays, problems or costs could have a material adverse effect on our financial condition, results of operations and cash flows.

Because we operate our business through highly dispersed locations across the United States, our operations may be materially adversely affected by inconsistent practices and the operating results of individual branches may vary.

We operate our business through a network of highly dispersed locations throughout the United States, supported by corporate executives and services in our headquarters, with local branch management retaining responsibility for day-to-day operations and adherence to applicable local laws. Our operating structure can make it difficult for us to coordinate procedures across our operations in a timely manner or at all. In addition, our branches may require significant oversight and coordination from headquarters to support their growth. Inconsistent implementation of corporate strategy and policies at the local level could materially and adversely affect our overall profitability, business, results of operations, financial condition and prospects.

In addition, the operating results of an individual branch may differ from that of another branch for a variety of reasons, including market size, management practices, competitive landscape, regulatory requirements and local economic conditions. As a result, certain of our branches may experience higher or lower levels of growth than other branches. For example, during the year ended December 31, 2013, approximately 25% of the increase in our net revenue as compared to the same period in 2012 was generated by approximately 9% of our branches with approximately 23% of our branches, including acquired branches, accounting for 53% of the increase. Therefore, our overall financial performance and results of operations may not be indicative of the performance and results of operations of any individual branch.

Restrictions in our existing revolving credit facility, or any other indebtedness we may incur in the future, could adversely affect our business, financial condition, results of operations, ability to make distributions to stockholders and the value of our common stock.

Our existing revolving credit facility, or any future credit facility or other indebtedness we enter into, may limit our ability to, among other things:

•	incur or guarantee additional debt;

•	make distributions or dividends on or redeem or repurchase shares of common stock;

•	make certain investments and acquisitions;

•	make capital expenditures;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	acquire, merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of all or substantially all of our assets.

Our revolving credit facility contains, and any future credit facility or other debt instruments we may enter into will also likely contain, covenants requiring us to maintain certain financial ratios and meet certain tests, such as a fixed charge coverage ratio, a leverage ratio and minimum EBITDA test. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Revolving Credit Facility. Our ability to comply with those financial ratios and tests can be affected by events beyond our control, and we may not be able to comply with those ratios and tests when required to do so under the applicable debt instruments.

The provisions of our revolving credit facility or other debt instruments may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility, any future credit facility or other debt instruments could result in a default or an event of default that could enable our lenders or other debt holders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our stockholders could experience a partial or total loss of their investment.

We could manage working capital in ways that may affect our cash flow from operations.

Since we aim to continuously manage our working capital, we could manage our payments to suppliers differently in the future. Changes in how we manage our payments to suppliers could decrease our cash flow from operations and increase our working capital as a percentage of sales. In addition, we have two supply contracts with minimum purchase requirements at market rates. These obligations may cause us to purchase materials earlier than we otherwise would and increase our working capital requirements. There is no guarantee that our working capital as a percentage of sales will continue to decrease or that it will not increase in the future.

Our independent registered public accounting firms have identified a material weakness in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

Although we did not engage our independent registered public accounting firms to conduct an audit of our internal control over financial reporting, in connection with the audits of our consolidated financial statements as of and for the years ended December 31, 2011, 2012 and 2013, our independent registered public accounting firms informed us that they identified a material weakness relating to our internal control over financial reporting under standards established by the PCAOB. The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified by our independent registered public accounting firms related to adjustments made in connection with their audits to our financial statements in the areas of income taxes, self-insurance reserves, stock-based compensation, accounts payable, discontinued operations, derivative accounting and lease accounting, and resulted primarily from insufficient personnel within our organization possessing an appropriate level of knowledge, experience and training with regard to complex transactions and technical accounting matters, particularly as they relate to public companies. The material weakness resulted in a number of audit adjustments to our financial statements for the periods that were the subject of these audits.

We have taken and will take a number of actions to remediate this material weakness including, but not limited to, adding experienced accounting and financial personnel, retaining third-party consultants to review our internal controls, recommend improvements to our processes, perform reviews and analysis on periodic income tax provisions and insurance reserves, and implementing improvements to our accounting policies, periodic review process, closing procedures, and consolidation process. Additional information about our remediation efforts and internal control over financial reporting are described in Item 9A. Controls and Procedures in this Form 10-K. We cannot assure you when we will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions.

We may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness or other material weaknesses or deficiencies will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses or deficiencies may be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the Securities and Exchange Commission, or the SEC, will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The price of our common stock may fluctuate substantially, and your investment may decline in value.

The market price of our common stock may be significantly affected by factors, such as:

•	market conditions affecting the residential construction and building products industries;

•	quarterly variations in our results of operations;

•	changes in government regulations;

•	the announcement of acquisitions by us or our competitors;

•	changes in general economic and political conditions;

•	volatility in the financial markets;

•	results of our operations and the operations of others in our industry;

•	changes in interest rates;

•	threatened or actual litigation and government investigations;

•	the addition or departure of key personnel;

•	actions taken by our stockholders, including the sale or disposition of their shares of our common stock;

•	differences between our actual financial and operating results and those expected by investors and analysts and changes in analysts’ recommendations or projections; and

•	the impact of the factors described elsewhere in this Item 1A., Risk Factors.

These and other factors may affect the market price of our common stock, regardless of our actual operating performance.

Furthermore, in recent years the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce the price of our common stock and materially affect the value of your investment.

The obligations associated with being a public company will require significant resources and management attention.

We completed our initial public offering in February 2014 and our common stock is listed on the New York Stock Exchange. As a public company, we face increased legal, accounting, administrative and other costs and expenses that we had not incurred as a private company, particularly after we are no longer an emerging growth company. We expect to incur incremental costs related to operating as a public company of approximately $3.0 to $4.0 million annually, although there can be no assurance that these costs will not be higher, particularly when we no longer qualify as an emerging growth company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board and the NYSE each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to:

•	prepare and distribute periodic reports, proxy statements and other stockholder communications in compliance with the federal securities laws and the NYSE rules;

•	expand the roles and duties of our board of directors and committees thereof;

•	maintain an internal audit function;

•	institute more comprehensive financial reporting and disclosure compliance functions;

•	involve and retain to a greater degree outside counsel and accountants in the activities listed above;

•	enhance our investor relations function;

•	establish new internal policies, including those relating to trading in our securities and disclosure controls and procedures;

•	retain additional personnel;

•	comply with NYSE listing standards; and

•	comply with the Sarbanes-Oxley Act.

We expect these rules and regulations and changes in laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, to increase legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. We also expect that it will be expensive to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and civil litigation.

If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, which could adversely affect the market price of our common stock.

We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. However, as a public company, we will be required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, at the time of our second Form 10-K, which will be for our year ending December 31, 2014. We are in the process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly and complex. If we are unable to remediate the material weakness previously described or if, in the future, we identify material weaknesses in our internal control over financial reporting, we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC, the NYSE or other regulatory authorities, which could require additional financial and management resources.

We are an emerging growth company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies. Those exemptions include, but are not limited to, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We have elected to adopt these reduced disclosure requirements. We may take advantage of these provisions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our common stock offering, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this accommodation allowing for delayed adoption of new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock. These sales, or the perception that these sales might occur, could depress the market price of our common stock or make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have approximately 30.6 million shares of common stock outstanding. The shares of common stock are freely tradable, except for any shares of common stock that may be held or acquired by our directors, executive officers and other affiliates, the sale of which will be restricted under the Securities Act of 1933, as amended, or the Securities Act. In addition, 3.0 million shares reserved for future issuance under our 2014 Omnibus Incentive Plan will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

Moreover, pursuant to a registration rights agreement among us and certain of our current stockholders, certain of our stockholders have the right to require us to register their shares under the Securities Act. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

Also, in the future, we may issue shares of our common stock in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

Jeff Edwards and Littlejohn Management Holdings, LLC and its affiliates have significant ownership of our common stock and may have interests that conflict with those of our other stockholders.

As of March 24, 2014, Jeff Edwards beneficially owns approximately 46% of our common stock and Littlejohn Management Holdings, LLC and its affiliates, collectively referred to as Littlejohn, beneficially own approximately 16% of our common stock. So long as such persons continue to hold, directly or indirectly, shares of common stock representing a significant percentage of the voting power of our common stock, they will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions, and will have significant control over our management and policies. This concentration of voting power may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares of common stock, which could prevent stockholders from receiving a premium for their shares of common stock. These actions may be taken even if other stockholders oppose them. The interests of Jeff Edwards and Littlejohn may not always coincide with the interests of other stockholders, and each may act in a manner that advances its best interests and not necessarily those of our other stockholders. In addition, under our amended and restated certificate of incorporation, Jeff Edwards and Littlejohn are permitted to pursue corporate opportunities for themselves, rather than for us.

Provisions of our charter documents and Delaware law could delay, discourage or prevent an acquisition of us, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for our stockholders to change our management.

Our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares of our common stock. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include the following:

•	a classified board of directors with three-year staggered terms;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the exclusive right of our board of directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of the holders of our stock or a hostile acquirer;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	a requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, our Chief Executive Officer or upon a resolution approved by a majority of the total number of directors that we would have if there were no vacancies, and not by our stockholders; and

•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with a stockholder owning 15% or more of such corporation’s outstanding voting stock for a period of three years following the date on which such stockholder became an “interested” stockholder. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders. Any delay or prevention of a change of control transaction or changes in our board of directors and management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares of our common stock.

We do not expect to pay any dividends in the foreseeable future.

We intend to retain our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, do not intend to pay dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, the limits imposed by the terms of our revolving credit facility, or any then-existing debt instruments, and such other factors as our board of directors deems relevant. Accordingly, investors in our common stock may need to sell their shares to realize a return on their investment in our common stock, and investors may not be able to sell their shares at or above the prices paid for them.

If securities analysts do not publish favorable reports about us or if we, or our industry, are the subject of unfavorable commentary, the price of our common stock could decline.

The trading price for our common stock depends in part on the research and reports about us that are published by analysts in the financial industry. Analysts could issue negative commentary about us or our industry, or they could downgrade our common stock. We may also not receive sufficient research coverage or visibility in the market. Any of these factors could result in the decline of the trading price of our common stock, causing investors in our common stock to lose all or a portion of their investment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Real Property

We lease office and warehouse space in 32 states, including our corporate office in Columbus, Ohio. Our properties range in size from approximately 650 square feet to approximately 90,000 square feet. Our leases are typically short term in duration with customary extensions at our option. We also own two adjoining properties in Mars, Pennsylvania. We believe suitable alternative space is available in all of our markets. The table below summarizes our locations, as of December 31, 2013. All locations are leased unless otherwise indicated.

State	Number of Locations	Approximate Total Square Footage	State	Number of Locations	Approximate Total Square Footage
Alabama	1	10,500	Mississippi	1	3,900
California	7	68,428	Nebraska	1	9,192
Colorado	5	35,405	New Hampshire	3	35,096
Connecticut	1	6,285	New York	8	92,300
Delaware	1	9,625	North Carolina	3	30,110
Florida	6	61,250	Ohio	11	261,618
Georgia	7	60,488	Oklahoma	1	12,547
Illinois	2	18,335	Oregon	1	16,330
Indiana	8	182,129	Pennsylvania	3*	8,600
Kentucky	2	16,000	South Carolina	3	53,775
Louisiana	1	15,000	Tennessee	2	36,700
Maine	3	42,000	Texas	4	69,415
Maryland	3	34,710	Vermont	1	12,400
Massachusetts	4	45,303	Virginia	4	28,820
Michigan	1	19,000	Washington	1	18,247
Minnesota	4	33,540	Wisconsin	1	16,640

*	We own two adjoining properties in Mars, Pennsylvania.

Our Fleet

As of December 31, 2013, our fleet consisted of approximately 1,900 total vehicles, which are comprised of approximately 1,600 installation vehicles, which our installers use to deliver and install products from our local locations to job sites, and approximately 300 other vehicles that are utilized by our sales staff and branch managers.

Item 3. Legal Proceedings

A class action lawsuit was filed in February, 2013 and an amended complaint was filed in May, 2013 in the Superior Court of King County, Washington, involving Installed Building Products II, LLC alleging violations of Washington State wage and hour laws for failure to pay prevailing and minimum wage and overtime wages. The plaintiffs were former insulation installers for Installed Building Products II, LLC, one of our subsidiaries, in Washington who sought to represent all similarly situated workers. They sought all unpaid wages, along with litigation costs and fees.

A lawsuit was filed in July, 2013 in federal court in the Middle District of Tennessee against one of our subsidiaries, TCI Contracting, LLC (“TCI”) d/b/a Installed Building Products of Nashville, alleging unpaid overtime and failure to pay lawful wages under federal law, Tennessee common law and in unjust enrichment and in breach of an alleged contract. The named plaintiffs were former insulation installers in Nashville. The plaintiffs sought to have this case certified as a collective action under the Federal Fair Labor Standards Act and as a class action under Tennessee law. They sought reimbursement of the overtime wages for all time worked over forty hours each week, as well as liquidated damages and litigation costs and fees.

With respect to the two employment-related cases disclosed above, both were settled in January 2014 for a total cost of approximately $1.4 million. The Washington case is subject to court approval. We paid $0.2 million of these costs in 2013 and recorded a liability for $1.2 million as of December 31, 2013, which represents the unpaid portion as of that date. This amount is included in other current liabilities on the Consolidated Balance Sheet of our audited consolidated financial statements in Item 8 of Part II of this Form 10-K.

In addition, we are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in excess of our self-insured coverage, which we believe to be reasonable under the circumstances, although insurance may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters individually or in the aggregate will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock began trading on the New York Stock Exchange under the symbol “IBP” on February 13, 2014. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 24, 2014, there were 25 holders of record of our common stock, one of which was Cede & Co., which is the holder of shares held through the Depository Trust Company.

Dividend Policy

During the years ended 2011, 2012 and 2013, we did not declare or pay any cash dividends on our capital stock. We currently do not anticipate paying dividends for the foreseeable future. Any future determination relating to dividends will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, contractual restrictions, legal requirements and other factors as our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with our initial public offering, our board of directors adopted and established and our stockholders approved our 2014 Omnibus Incentive Plan in January 2014. The aggregate number of shares of our common stock which may be issued under our 2014 Omnibus Incentive Plan or used for reference purposes or with respect to which awards may be granted may not exceed 3,000,000 shares. The 2014 Omnibus Incentive Plan replaced an existing equity incentive plan, which was previously adopted by our board of directors and stockholders. At the time of adoption of the 2014 Omnibus Incentive Plan, there were no outstanding options outstanding under the previously existing equity incentive plan.

Unregistered Sales of Equity Securities

During the period covered by this Form 10-K, we have issued securities in the transactions described below without registration under the Securities Act. The share numbers below have been adjusted to give effect to our 19.5-for-1 stock split, which became effective on February 10, 2014, that was effected in connection with our initial public offering.

1. On November 4, 2011 and in connection with our recapitalization, we issued (i) 382,200 shares of our common stock to IBP Management Holdings, LLC; (ii) 5,850,000 shares of our common stock to Cetus Capital II, LLC; (iii) 13,267,800 shares of our common stock to IBP Investment Holdings, LLC; and (iv) 1,000 shares of our Series A preferred stock to Cetus Capital II, LLC. Pursuant to the terms of the recapitalization, these securities were issued in exchange for the cancellation of indebtedness of approximately $126.5 million and contributions from stockholders of approximately $12.0 million.

2. On August 31, 2012, we issued an aggregate of 2,533,908 shares of our common stock, which is the number of shares after a 19.5-for-one stock split of our common stock, to TCI Holdings, LLC in connection with our acquisition of TCI Contracting, LLC. The total purchase price for TCI Contracting, LLC was $4.7 million, consisting of the 2,533,908 shares of our common stock, valued in the aggregate at $4.1 million, and $0.6 million in cash. See Note 1, Organization and Recapitalization, “2014 Initial Public Offering (IPO),” to our audited consolidated financial statements included in this Form 10-K for further information on the stock split.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the Registrant believes each transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated under the Securities Act. Furthermore, the Registrant affixed appropriate legends to the share certificates and instruments issued in each foregoing transaction setting forth that the securities had not been registered and the applicable restrictions on transfer.

Use of Proceeds

On February 12, 2014, our registration statement on Form S-1 (File No. 333-193247) was declared effective for our initial public offering, pursuant to which the Company registered the offering and sale of 8,567,500 shares of our common stock, including 1,117,500 additional shares pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $11.00 per share for aggregate gross proceeds of approximately $94.2 million. Our initial public offering closed on February 19, 2014. The managing underwriters were Deutsche Bank Securities and UBS Investment Bank, Zelman Partners LLC, BB&T Capital Markets, KeyBanc Capital Markets, and SunTrust Robinson Humphrey.

As a result of the offering, we received net proceeds of approximately $79.8 million, after deducting underwriting discounts and commissions of approximately $6.6 million and offering expenses of approximately $7.8 million. None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or direct or indirect payments to others.

We used $75.7 million of the net proceeds from the offering to repurchase all of our outstanding preferred stock from Littlejohn and intend to use the remainder for general corporate purposes.

Item 6. Selected Financial Data

The following tables set forth selected historical consolidated financial data that should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto included in Part II, Item 8., Financial Statements and Supplementary Data, of this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2011, 2012 and 2013 and the consolidated balance sheet data as of December 31, 2011, 2012 and 2013 are derived from our audited consolidated financial statements. The selected historical consolidated financial data in this section is not intended to replace our historical consolidated financial statements and the related notes thereto. Our historical results are not necessarily indicative of future results.

	Years ended December 31,
	2011	2012	2013
Statement of operations information:
(in thousands, except share and per share data)
Net revenue	$238,447	$301,253	$431,929
Cost of sales	181,221	227,210	322,241

Gross profit	57,226	74,043	109,688
Operating expenses
Selling	18,446	19,807	25,509
Administrative (1)(2)	45,678	56,333	67,194
Management fees, related parties (2)	4,760	4,300	—
Gain on litigation settlement	—	(6,975)	(31)
Amortization	3,785	3,082	3,057
Other	1,687	(608)	881

Operating (loss) income	(17,130)	(1,896)	13,078
Other (income) expense
Interest expense	3,673	1,979	2,257
Interest expense, related parties	3,321	—	—
Gain on extinguishment of debt	(18,542)	—	—
Other	159	(136)	(33)

(Loss) income before income taxes	(5,741)	(3,739)	10,854
Income tax provision	1,449	555	4,216

Net (loss) income from continuing operations	(7,190)	(4,294)	6,638

Discontinued Operations
Loss (income) from discontinued operations	2,455	(3,835)	960
Income tax (benefit) provision	(660)	1,447	(362)

Loss (income) from discontinued operations, net of tax	1,795	(2,388)	598

Net (loss) income	$(8,985)	$(1,906)	$6,040

Accretion charges on Series A Redeemable Preferred Stock	(811)	(5,529)	(6,223)
Accretion charges on Pre-Recapitalization Preferred Units	(1,621)	—	—
Gain on Extinguishment of Pre-Recapitalization Preferred Units	85,040	—	—

Net income (loss) attributable to common stockholders	$73,623	$(7,435)	$(183)

Net income (loss) per share attributable to common stockholders (basic and diluted):
Continuing operations	$3.87	$(0.49)	$0.02
Discontinued operations	(0.09)	0.12	(0.03)

Net income (loss) per share attributable to common stockholders	$3.78	$(0.37)	$(0.01)

Weighted average number shares outstanding:
Basic and diluted	19,499,993	20,351,552	22,033,901

	As of December 31,
	2011	2012	2013
Balance sheet data:
(in thousands)
Cash	$2,528	$3,898	$4,065
Total current assets	56,554	75,768	95,512
Property and equipment, net	8,198	17,931	29,475
Total assets	127,526	160,752	191,070
Total funded debt (3)	21,255	30,075	50,059
Mezzanine equity (4)	59,587	66,861	136,848
Total stockholders’ deficit	(9,560)	(7,482)	(71,429)
Total mezzanine equity and stockholders’ deficit	50,027	59,379	65,419

(1)	In years prior to 2012, IBP Management Holdings, LLC and IBP Investment Holdings, LLC issued awards of their equity interests to certain of our employees. Certain of these employees were granted rights to put such equity awards during a limited period to Jeff Edwards, our Chairman, Chief Executive Officer and President. Accounting guidance requires that the compensation associated with these equity awards be pushed down to us and recorded as non-cash compensation expense. The non-cash compensation expense associated with the equity awards approximated $0.8 million and $4.7 million for the years ended December 31, 2011 and 2012, respectively, and is included in administrative expenses. There was no charge for the twelve months ended December 31, 2013.
(2)	For the year ended December 31, 2011, management fees represented amounts charged to us by IBP Holding Company, a related party, under agreements originally entered into in March 2004 and October 2007, which were terminated as a result of our Recapitalization. The associated expenses were transferred to us and IBP Holding Company personnel became our employees in January 2012. For the year ended December 31, 2012, management fees were paid to Littlejohn Managers, LLC ($1.1 million), Jeff Edwards ($2.7 million) and TCI Holdings, LLC ($0.5 million) pursuant to an agreement dated December 18, 2012, which was terminated on November 22, 2013. No similar fees were charged during 2013, and we do not expect to incur management fees going forward.

Prior to November 1, 2013, Jeff Edwards served as a consultant and non-employee officer to us. As such he did not receive a salary or bonus for 2012. The costs of Jeff Edwards’ services were paid through the management agreements discussed above. Jeff Edwards did not receive any compensation 2013 prior to November 1, 2013. In anticipation of our common stock offering and with a view towards operating as a public company, we entered into an employment agreement with Jeff Edwards on November 1, 2013 that will pay Mr. Edwards a minimum annual base salary of $600,000 and provide him an opportunity to participate in the Company’s annual incentive and benefit programs. Compensation paid by us to Mr. Edwards on or after November 1, 2013 will be recorded as an administrative expense in our consolidated statement of operations. As a result of the foregoing, our performance for the year ended December 31, 2013 will not be comparable in this respect to our operations in prior or subsequent periods and may not be indicative of future results.

(3)	Total funded debt consists of current and long-term portions of long-term debt and capital lease obligations.
(4)	Consists of Series A Redeemable Preferred Stock and Redeemable Common Stock. This treatment is no longer required as of the date of our initial public offering in February 2014.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following in conjunction with the consolidated financial statements and related notes thereto included in Item 8., Financial Statements and Supplemental Data in this Form 10-K. This discussion contains forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section captioned “Risk Factors” and elsewhere in this Form

10-K. Share numbers presented in this Form 10-K give effect to our 19.5-for-one stock split of our common stock that occurred on February 10, 2014.

GENERAL

We are the second largest new residential insulation installer in the United States based on our internal estimates, with a national platform consisting of over 100 locations serving customers in 46 states. We also install complementary building products, including garage doors, rain gutters, shower doors, closet shelving and mirrors. Substantially all of our net revenue comes from service-based installation of these products in the residential new construction, repair and remodel and commercial construction end markets.

EXECUTIVE OVERVIEW

A large portion of our revenue comes from the U.S. residential new construction market, which is in turn dependent upon a number of economic factors, including demographic trends, interest rates, consumer confidence, employment rates, housing inventory levels, foreclosure rates, the health of the economy and availability of mortgage financing. During 2013 the construction of new homes increased in most of our markets, contributing significantly to our 43% increase in net revenue to $431.9 million during the year ended December 31, 2013 compared to $301.3 million in the same period in 2012. Also contributing to the increase in net revenue were the strategic acquisitions of two companies late in 2012 and two companies during 2013. These acquisitions resulted in a $41.5 million, or 14%, net revenue increase in 2013 as compared to 2012.

We believe our business is well positioned to continue to profitably grow during the housing recovery due to our strong balance sheet, liquidity and our continuing acquisition strategy. We may continue to adjust our strategies based on housing demand and our performance in each of our markets. Nevertheless, the pace of the housing recovery and our future results could be negatively affected by weakening economic conditions and decreases in housing demand and affordability as well as increases in interest rates and tightening of mortgage lending practices.

Substantially all of our net revenue comes from service-based installation of various products in the residential new construction, repair and remodel and commercial construction end markets. We manage all aspects of the installation process for our customers, from our direct purchase and receipt of materials from national manufacturers, to our timely supply of materials to job sites and quality installation. Installation of insulation, which includes air sealing, is a critical phase in the construction process, as certain interior work cannot begin until the insulation phase passes inspection. Our branches have expertise in local building codes and energy-efficient building practices, and strong working relationships with homebuilders and on-site construction managers. At the same time, our centralized corporate support functions allow us to leverage our longstanding supplier relationships, web-based information system and other dedicated corporate services to benefit our operations as a whole.

KEY FACTORS AFFECTING OUR OPERATING RESULTS

Conditions in the U.S. residential new construction industry and U.S. economy.

The housing downturn that began in 2006 caused many builders to significantly decrease their production of housing units because of lower demand and excess inventory. Due to the lower levels in housing starts and construction activity, we experienced pressure on both our gross and operating margins until the housing recovery began in 2012.

We believe there are several trends that should drive long-term growth in the housing market. These trends include housing affordability, an aging housing stock, population growth and growth in household formation. These positive trends are reflected in Blue Chip’s most recent consensus forecast, which projects housing starts to increase to approximately 1.1 million in 2014 and approximately 1.3 million in 2015. In NAHB’s 2013 Economic and Housing Outlook, it cites improving overall economic characteristics in U.S. housing markets, which include positive demographic trends in household formations and household balance sheets. Additionally in its 2013 State of The Nation’s Housing report, the Joint Center of Housing Studies of Harvard University describes a continued trend of increases in housing prices and strong housing demand relative to housing supply. We expect that our net revenue, gross profit, and operating income will benefit from these trends. In addition, we continue to experience improved operating efficiencies resulting from certain costs, such as administrative wages and benefits, facility costs and other operating and administrative costs, increasing at a lower rate than the rate at which net revenue increases. For the year ended December 31, 2013, our net revenue increased 43.4% compared to the year ended December 31, 2012, while our operating expenses increased by 27.2% during the same period, as facilities and certain other administrative costs did not increase at the same rate as net revenue. Excluding non-cash stock compensation expense incurred in 2012, operating expenses increased 35.6% during 2013. For the year ended December 31, 2012, our net revenue increased 26.4% compared to the year ended December 31, 2011, while our operating expenses increased by 2.1% during the same period. Excluding non-cash stock compensation expense incurred in 2011 and 2012, operating expenses decreased 3.1% due largely to a gain on litigation settlement recognized in 2012.

Trends in the construction industry

Our operating results may vary according to the amount and type of products we install and the mix of our end-markets among new single-family, multi-family and commercial builders and owners of existing homes. The NAHB forecasts a higher rate of growth in single-family new home construction compared to that for multi-family new home construction. We expect to benefit from this shift in mix because our net revenue per single-family completion is higher than our net revenue per multi-family completion. As the housing market recovery continues, we expect to benefit not only from the increased participation of large homebuilders in the early stages of the recovery, but also as custom builders and individual lot owners build more in the later stages of the U.S. housing recovery. We maintain an attractive mix of business among all types of homebuilders. Our net revenue derived from the ten largest homebuilders in the United States increased from approximately 7.5% in the year ended December 31, 2010 to approximately 9.0% in the year ended December 31, 2013. We are also particularly well positioned with custom home builders, given our geography and market share position with these customers, to take advantage of the later stages of the recovery cycle. In addition to providing services to the residential new construction and repair and remodel end markets, we provide services to the commercial construction end market, which represented approximately 16.5%, 13.8% and 11.0% of our total net revenue for the years ended December 31, 2011, 2012 and 2013, respectively. The McGraw Hill 2013 Dodge Construction Outlook (third quarter update) forecasts a 17% year-over-year increase in square footage for commercial construction in 2014. We also expect to see an increase in repair and remodel activity as the housing market recovery progresses.

Material costs

We purchase the materials that we install primarily from manufacturers. We believe that, as a result of our national scale and long-standing relationships with many of our suppliers, we expect to continue to have access to an adequate supply of these materials at favorable prices to keep up with the growing demand for our products as the housing market recovers. Prices for our products have generally been subject to cyclical market fluctuations and track the strength of the U.S. residential new construction market. In the event that increased demand leads to higher prices for the products that we install, due to the fragmented and competitive nature of our industry, we may have limited, if any, ability to pass on price increases in a timely manner or at all. In the past, we have generally been able to pass on these increases to our customers over time.

Labor costs

Our business is labor intensive. As of December 31, 2013, we had approximately 3,200 employees, most of whom work as installers on local construction sites. As the housing market continues to recover, we expect that labor markets will tighten as the demand increases for installers. Tighter labor markets may make it more difficult for us to hire and retain installers and could also increase our labor costs. We expect to also be required to spend more on training as we hire additional installers. We offer a comprehensive benefits package, which many of our local competitors are not able to provide and which will increase our costs as we hire additional personnel. We are still assessing the impact of recent legislation governing health care benefits and other insurance costs to determine any potential impact on our labor costs. In the fourth quarter of 2013, we recognized costs related to our settlement of two lawsuits in the states of Washington and Tennessee. The Washington case is subject to court approval. See Item 3. Legal Proceedings, in this Form 10-K for additional information.

Other factors

We expect our selling and administrative expenses to continue to increase in absolute dollars as we incur increased costs related to the growth of our business and our operation as a public company, which could impact our future operating profitability. We expect to incur incremental annual costs related to operating as a public company of approximately $3.0 to $4.0 million, although there can be no assurance that these costs will not be higher, particularly when we are no longer an emerging growth company. Included in this amount is additional compensation expense for Jeff Edwards, our Chief Executive Officer, who, prior to November 1, 2013, did not receive any base salary compensation.

ACQUISITIONS

Since 1999, our acquisition strategy has allowed us to generate significant scale, diversify our product offering and expand into many of the largest housing markets in the United States. We have pursued and expect to continue to pursue both geographic expansion and tuck-in acquisitions in existing markets. We expect to look to complete acquisitions that meet our criteria, which include a strong local reputation and high-quality management and labor force. Our acquisition strategy is also focused on using our national buying power, value-enhancing technology and proven operating platform to achieve operating efficiencies in our acquisitions.

During 2012, we completed seven acquisitions, comprised of five asset acquisitions and two business combinations as defined by Accounting Standards Codification 805 “Business Combinations.” The two business combinations made during 2012 are described below.

•	On August 31, 2012 we acquired TCI Contracting, LLC and its subsidiaries for a purchase price of $4.7 million, which consisted of $0.6 million in cash (in the form of a seller note) and 2,533,908 shares of our common stock, which is the number of shares after a 19.5-for-one stock split of our common stock, valued at $4.1 million at the acquisition date. Our acquisition of TCI Contracting, LLC added 14 operating locations in nine states. These locations install insulation as well as our other complementary building products. See Note 1, Organization and Recapitalization, “2014 Initial Public Offering (IPO),” for further information on the stock split.

•	On November 16, 2012 we acquired Accurate Insulation LLC for approximately $1.2 million in cash. Our acquisition of Accurate Insulation LLC added one branch consisting of two locations in Maryland. These locations primarily offer insulation installation services.

The five asset acquisitions in 2012 consisted of various asset purchases of vehicles and other assets for which we paid approximately $0.5 million in aggregate consideration.

During 2013, we completed two acquisitions, both qualifying as business combination as defined by Accounting Standards Codification 805 “Business Combinations.” The business combinations made during 2013 are described below.

•	On March 16, 2013 we acquired Ace Insulation Contractors, Inc. (“Ace”) in Pensacola, Florida for a purchase price of $1.0 million, which consisted of $0.7 million in cash and $0.3 million in a seller note.

•	On November 1, 2013 we acquired KMB Contracting Services, Inc. (“KMB”) in Fredericksburg, Virginia for a purchase price of $0.6 million, which consisted of $0.5 million in cash and $0.1 million in a non-compete obligation.

See Note 12, Business Combinations, to our audited consolidated financial statements in Item 8 of Part II of this Form 10-K for additional information concerning these business combinations.

Direct acquisition and integration costs for the years ended December 31, 2012 and 2013 were not material and were expensed as incurred. We performed no acquisitions during the year ended December 31, 2011. We have in the past been, and may in the future be, subject to post-closing payment obligations under contracts we enter into with businesses we acquire.

OUR RECAPITALIZATION

On November 4, 2011, we completed a recapitalization involving our then outstanding indebtedness and equity interests and the combination of our business operations. Prior to our recapitalization, we operated through two companies that were under common control, IBP Holdings, LLC, or IBP I, and IBP Holdings II, LLC, or IBP II. References in this Form 10-K to IBP I also may refer to Installed Building Products, LLC, its direct wholly owned operating subsidiary, and references to IBP II also may refer to Installed Building Products II, LLC its direct wholly owned operating subsidiary. These two entities operated as distinct legal entities in substantially the same business in different geographic markets. Each had its own credit facility. The recapitalization served, in part, to provide common ownership and lender relationships for all of our operations. On November 4, 2011, in connection with our recapitalization, Installed Building Products, Inc., formerly known as CCIB Holdco, Inc., became the parent of IBP I and IBP II and their respective subsidiaries. Our recapitalization involved: (i) the repayment and cancellation of outstanding indebtedness of IBP I and IBP II of approximately $126.5 million, which resulted in a gain of $18.5 million, (ii) capital contributions from our stockholders in the amount of $12.0 million to repay debt, (iii) the exchange by the equity holders of IBP I and IBP II for new equity interests in us, which resulted in a gain attributable to our common stockholders of $85.0 million that did not impact net loss from continuing operations, and (iv) entry into our existing credit facility. The above described series of events are referred to as our Recapitalization. See Note 1 to our audited consolidated financial statements for the year ended December 31, 2012 included in Item 8 of Part II of this Form 10-K for a more detailed description of IBP I’s and IBP II’s previously existing credit facilities and our revolving credit facility.

SEASONALITY

We tend to have higher sales during the second half of the year as our homebuilder customers complete construction of homes placed under contract for sale in the traditionally stronger spring selling season. In addition, some of our larger branches operate in states more impacted by winter weather and as such experience a slowdown in construction activity during the first quarter of the calendar year. This winter slowdown contributes to traditionally lower sales in our first quarter.

The composition and level of our working capital typically change during periods of increasing sales as we carry more inventory and receivables, although this is generally offset in part by higher trade payables to our suppliers. Working capital levels typically increase in the summer and fall seasons due to higher sales during the peak of residential construction activity. The subsequent collection of receivables and reduction in inventory levels during the winter months has typically positively impacted cash flow. In the past, from time to time, we have utilized our borrowing availability under our credit facilities to cover short-term working capital needs.

COMPONENTS OF RESULTS OF OPERATIONS

Net Revenue. Net revenue is derived from installation of products sold to our customers. Revenue from the sale and installation of products to customers are recognized at the time installation is complete. We track and analyze net revenue by the number of completed jobs.

Cost of Sales. Our cost of sales is comprised of the costs of materials and labor to purchase and install our products for our customers. Also included in our cost of sales are the cost of safety and other supplies, workers compensation insurance and certain costs to manage our warehouses, as well as the following vehicle-related expenses: fuel, repairs and maintenance, depreciation, lease expense, insurance, licensing and titling.

Selling Expenses. Selling expenses primarily include wages and commissions for our sales staff, advertising and bad debt expense.

Administrative Expenses. Administrative expenses include wages and benefits for branch management and administrative personnel, corporate office personnel, non-cash stock compensation, facility costs, office supplies, telecommunications, legal, accounting and general liability insurance costs. For periods after November 1, 2013, the costs of Jeff Edwards’ services to us are paid through an employment agreement and included in administrative expenses. Prior to such date, Mr. Edwards was compensated through management agreements and such amounts were recorded in management fees. As a result, our performance for certain periods presented may not be comparable in this respect.

Management Fees. For the year ended December 31, 2011, management fees represented amounts charged to us by IBP Holding Company, a related party, under agreements originally entered into in March 2004 and October 2007. These agreements were terminated and the associated fees were no longer charged to us beginning in January 2012 as a result of our Recapitalization. For the year ended December 31, 2012, management fees were paid to Littlejohn Managers, LLC ($1.1 million), Jeff Edwards ($2.7 million) and TCI Holdings, LLC ($0.5 million) pursuant to an agreement dated December 18, 2012, which was terminated on November 22, 2013. No similar fees were charged during 2013, and we do not expect to incur management fees going forward. Prior to November 1, 2013, Jeff Edwards served as a consultant and non-employee officer to us. As such, he did not receive salary or bonus for 2012 or for the period from January 1, 2013 to October 31, 2013. The costs of Jeff Edwards’ services were paid through the management agreements discussed above. For periods after November 1, 2013, Mr. Edwards’ compensation is included in administrative expenses.

Amortization Expense. Amortization expense represents the decline in value over time of definite-lived intangible assets such as trademarks, trade names, customer lists and non-competition agreements obtained as a result of past acquisitions.

Other Operating (Income) Expense. Other operating (income) expense includes an impairment of intangible asset (which is the difference between the carrying value and the fair value of the assets impaired) in 2011, a net gain from insurance proceeds and impairment of intangible assets in 2012 and wage expense recognized as part of the settlement of the lawsuits in Tennessee and Washington state that were settled subsequent to December 31, 2013. The settlement of the lawsuit in Washington is subject to court approval. See Note 15, Subsequent Events to our audited consolidated financial statements for the year ended December 31, 2013 included in Item 8 of Part II of this Form 10-K, for more details on these lawsuits.

Interest Expense, Net. Interest expense, net relates primarily to our interest expense on capital leases and our revolving lines of credit.

Other Expense (Income), Net. Other expense (income), net includes profit and losses related to and various miscellaneous non-operating expenses.

Income Taxes. Income taxes are recorded using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.

Discontinued Operations. (Income) loss from discontinued operations represents the after tax gain or loss on the sale or closure of operations of our business and the after tax effect of the discontinued operations for all periods presented.

Accretion charges on Series A Redeemable Preferred Stock and Pre-Recapitalization Preferred Units. Accretion charges on Series A Redeemable Preferred Stock and Pre-Recapitalization Preferred Units represents the change in carrying value of such shares during the period as they are accreted from the initial carrying value at the date of issuance to the redemption value at the earliest redemption date. The Series A Redeemable Preferred Stock was redeemed in full on February 19, 2014 in connection with our initial public offering.

Annual Results of Operations

The following table sets forth our operating results for the periods indicated (in thousands):

	Years ended December 31,
	2011	2012	2013
Net revenue	$238,447	$301,253	$431,929
Cost of sales	181,221	227,210	322,241

Gross profit	57,226	74,043	109,688
Operating expenses
Selling	18,446	19,807	25,509
Administrative and other	55,910	56,132	71,101

Operating (loss) income	(17,130)	(1,896)	13,078

Other expense	(11,389)	1,843	2,224

(Loss) income before income taxes	(5,741)	(3,739)	10,854

Income tax provision	1,449	555	4,216

Net (loss) income from continuing operations	(7,190)	(4,294)	6,638
Discontinued operations
Loss (income) loss from discontinued operations, net of income taxes	1,795	(2,388)	598

Net (loss) income	$(8,985)	$(1,906)	$6,040

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net revenue

For the year ended December 31, 2013, net revenue increased $130.6 million, or 43.4%, to $431.9 million from $301.3 million during the year ended December 31, 2012. The increase in net revenue included revenue from acquisitions of approximately $41.5 million. Of the remaining $89.1 million increase in net revenue, approximately $72.6 million, or 55.6% of the increase, was predominantly attributable to growth in the number of completed jobs in the residential new construction end market. The remaining increase in net revenue of approximately $16.5 million, or 12.6% of the increase, resulted from a variety of factors including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. Of these, no one factor was more significant than any other.

Cost of sales

For the year ended December 31, 2013, cost of sales increased $95.0 million, or 41.8%, to $322.2 million from $227.2 million during the year ended December 31, 2012. The increase in cost of sales included increases from acquired businesses of approximately $31.8 million. Of the remaining $63.2 million in increases, approximately $53.8 million, or 56.6% of the increase, was predominantly attributable to increased growth in the number of completed jobs in the residential new construction end market. Additionally, cost of sales increased $8.6 million, or 9.1% of the increase, as a result of a variety of factors including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. Of these items, no one was more significant than the other. Depreciation expense increased $3.7 million as a result of increased investment in vehicles and equipment to support our growth. This increase was partially offset by improved leverage of our branch cost structures that resulted in cost of sales improvement of approximately $2.9 million.

Operating expenses

Selling

For the year ended December 31, 2013, selling expenses increased $5.7 million, or 28.8%, to $25.5 million from $19.8 million for the year ended December 31, 2012. This increase was due to increases in wages and commissions of $1.2 million and $3.9 million, respectively, to support higher sales as well as an increase in bad debt expense of $0.6 million. Selling expenses declined by 0.7% as a percentage of net revenue for the year ended December 31, 2013 as compared to the year ended December 31, 2012, as a result of wages and advertising expense comprising a lower percentage of revenue.

Operating expenses other than selling

For the year ended December 31, 2013, operating expenses other than selling increased $15.0 million, or 26.7%, to $71.1 million from $56.1 million for the year ended December 31, 2012. During the year ended December 31, 2012, we recorded a $4.7 million non-cash compensation charge. There was no similar charge in 2013. See the “Share-Based Compensation” caption of Note 2, Significant Accounting Policies, for more information. Excluding non-cash compensation, operating expenses other than selling increased $19.7 million, or 38.1%, which was due to increased wages and benefits costs of $8.8 million, increased facility costs of $1.4 million, increased other administrative expenses of $5.4 million, and changes in other expenses of approximately $4.1 million as follows:

•	$4.3 million decrease in management fee expenses. For the year ended December 31, 2012, management fees were paid to Littlejohn Managers, LLC ($1.1 million), Jeff Edwards ($2.7 million) and TCI Holdings, LLC ($0.5 million) pursuant to an agreement dated December 18, 2012, which was terminated on November 22, 2013. No similar fees were charged during 2013, and we do not expect to incur management fees going forward. Prior to November 1, 2013, Jeff Edwards served as a consultant and non-employee officer to us. As such, he did not receive salary or bonus for 2012. The costs of Jeff Edwards’ services were paid through the management agreements.

•	$7.0 million increase in expense due to a net gain on a litigation settlement of $7.0 million recognized in 2012 due to the settlement of a class action lawsuit in which we were one of the plaintiffs. The lawsuit related to excess material prices being charged by certain manufacturers. The final gain related to this settlement was recognized in 2013 and totaled $31 thousand.

•	$1.4 million increase in various other expenses, including a $1.0 million gain in 2012 from insurance claims for a fire that occurred at one of our branches and a $0.9 million expense in 2013 associated with the settlement of two class action lawsuits related to under-payment of wages in Tennessee and Washington state (see Note 11, Commitments and Contingencies, for more details on these lawsuits), offset by a $0.4 million expense in 2012 related to impairment of tradenames for one of our branches where we discontinued the use of its previous operating tradename and an additional $0.1 million miscellaneous expense in 2012.

Other expense

For the year ended December 31, 2013, other expense was $2.2 million, compared to $1.8 million for the year ended December 31, 2012. This increase of $0.4 million is reflected in interest expense and is a result of higher average outstanding borrowings under our revolving credit facility to support the revenue growth.

Income tax provision

In 2013, we recorded an income tax provision of $4.2 million on our income from continuing operations before income taxes of $10.9 million, or an effective tax rate of 39.0%. The provision was primarily driven by the impact of IRC Section 199 deductions and a change in the Deferred Tax Asset Valuation Allowance. In 2012, we recorded an income tax provision of $0.6 million on our loss from continuing operations of $3.7 million, or an effective rate of (14.8%). The 2012 provision was primarily driven by the impact of non-deductible stock compensation recorded in 2012, and to a lesser extent an increase of our valuation allowance on net operating losses.

Loss from discontinued operations, net of income taxes

For the year ended December 31, 2013, we had loss from discontinued operations of $0.6 million compared to income from discontinued operations of $2.4 million for the year ended December 31, 2012. During the year ended December 31, 2012, we discontinued an operation that was used for regrinding materials to produce loosefill insulation. Substantially all materials subject to regrinding in this operation were provided by a single supplier. The contract under which the materials were obtained was terminated during 2012. As a result, the associated operation was discontinued. A gain of $4.5 million was recorded as a result of the cancelled contract. During 2013, we elected to discontinue operations in certain underperforming markets.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net revenue

For the year ended December 31, 2012, net revenue increased $62.8 million, or 26.3%, to $301.3 million from $238.4 million during the year ended December 31, 2011. The increase in net revenue included revenue from acquisitions of approximately $14.0 million. Of the remaining $48.8 million increase in net revenue, approximately $37.1 million, or 59.1% of the increase, was predominantly attributable to growth in the number of completed jobs in the residential new construction end market. The remaining increase in net revenue of approximately $11.7 million, or 18.6% of the increase, resulted from a variety of factors including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. Of these, no one factor was more significant than any other. For the year ended December 31, 2012, approximately 25% of the increase in our net revenue was generated by 6% of our branches with approximately 50% of our branches, including acquired branches, accounting for 82% of the increase.

Cost of sales

For the year ended December 31, 2012, cost of sales increased $46.0 million, or 25.4%, to $227.2 million from $181.2 million during the year ended December 31, 2011. The increase in cost of sales included increases from acquired businesses of approximately $10.0 million. Of the remaining $36.0 million in increases, approximately $28.2 million, or 61.3% of the increase, was predominantly attributable to increased growth in the number of completed jobs in the residential new construction end market. Additionally, cost of sales increased $9.9 million, or 21.5% of the increase, as a result of a variety of factors including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. Of these items, no one was more significant than the other. Improved leverage of our branch cost structures resulted in cost of sales improvement of approximately $2.1 million.

Operating expenses

Selling

For the year ended December 31, 2012, selling expenses increased $1.4 million, or 7.4%, to $19.8 million from $18.4 million for the year ended December 31, 2011. This increase was due to increases in wages and commissions of $0.6 million and $2.3 million, respectively, to support higher sales and was offset by a reduction in bad debt expense of approximately $1.7 million. Selling expenses declined by 1.2% as a percentage of net revenue for the year ended December 31, 2012 as compared to the year ended December 31, 2011, as a result of bad debt expense and wages comprising a lower percentage of net revenue.

Administrative

For the year ended December 31, 2012, administrative expenses increased $10.7 million, or 23.3%, to $56.3 million from $45.7 million for the year ended December 31, 2011. During the years ended December 31, 2012 and December 31, 2011, we recorded a $4.7 million and $0.8 million non-cash compensation charge, respectively. Excluding non-cash compensation, administrative expenses increased $6.8 million, or 15.1%, which was due to increased wages and benefits costs of $6.9 million and facility costs of $0.6 million, along with a decrease in other administrative expenses of approximately $0.7 million. A decrease of Recapitalization transaction fees of $2.7 million incurred in 2011 was offset by increased costs in general liability insurance, travel and other office and facility expenses.

Management fees, related parties

For the year ended December 31, 2012, management fee expenses decreased $0.5 million, or 9.7%, to $4.3 million from $4.8 million for the year ended December 31, 2011. For the year ended December 31, 2011, management fees represented amounts charged to us by IBP Holding Company, one of our indirect stockholders and a related party, for corporate office personnel expenses under agreements originally entered into in March 2004 and October 2007. These agreements terminated and the associated fees were no longer charged to us beginning in January 2012 as a result of our Recapitalization. For the year ended December 31, 2012, management fees were paid to Littlejohn Managers, LLC ($1.1 million), Jeff Edwards ($2.7 million) and TCI Holdings, LLC ($0.5 million) pursuant to an agreement dated December 18, 2012, which was terminated on November 22, 2013. No similar fees were charged during 2013, and we do not expect to incur management fees going forward. Prior to November 1, 2013, Jeff Edwards served as a consultant and non-employee officer to us. As such, he did not receive salary or bonus for 2012. The costs of Jeff Edwards’ services were paid through the management agreements.

Gain on litigation settlement

For the year ended December 31, 2012, a net gain on a litigation settlement of $7.0 million was recognized due to the settlement in 2012 of a class action lawsuit in which we were one of the plaintiffs. The lawsuit related to excess material prices being charged by certain manufacturers.

Amortization

For the year ended December 31, 2012, amortization expense decreased by $0.7 million, or 18.6%, to $3.1 million from $3.8 million during the year ended December 31, 2011. The decrease period-over-period was driven by intangible asset impairments recorded during 2011 in the amount of $1.7 million, which brought down the total gross intangible asset value thus reducing amortization on a going-forward basis.

Other

For the year ended December 31, 2012, other operating expenses decreased by $2.3 million, or 136.0%, to ($0.6) million from $1.7 million during the year ended December 31, 2011. The decrease period-over-period resulted from an impairment charge in 2011 related to the impairment of certain customer relationships and trademark and trade name intangible assets. For the year ended December 31, 2012, other income was comprised primarily of a $1.0 million gain associated with insurance claims for a fire that occurred at one of our branches that was partially offset by a $0.4 million impairment of intangibles.

Other expense (income)

Interest expense

For the year ended December 31, 2012, interest expense was $2.0 million, compared to $3.7 million for the year ended December 31, 2011. This decrease of $1.7 million was a result of lower average outstanding borrowings under our revolving credit facility combined with lower average borrowing rates. For the year ended December 31, 2012, we recorded no related-party interest expense, compared to $3.3 million for the year ended December 31, 2011. This decrease was the result of the extinguishment of related-party debt in 2011 in connection with our Recapitalization. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Our Recapitalization, and Note 1, Organization and Recapitalization, “2011 Recapitalization,” to our audited consolidated financial statements included in Item 8. of Part II of this Form 10-K for further discussion.

Gain on extinguishment of debt

For the year ended December 31, 2011, gain on extinguishment of debt was $18.5 million related to the extinguishment of debt associated with our Recapitalization. In connection with our Recapitalization, we entered into a series of transactions through which the majority of our then-outstanding debt was cancelled or forgiven. The $18.5 million gain represents the difference in the carrying amount of debt and the fair value of the debt recognized. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Our Recapitalization, and Note 1, Organization and Recapitalization, “2011 Recapitalization,” to our audited consolidated financial statements included in Item 8. of Part II of this Form 10-K for further discussion.

Other

For the year ended December 31, 2012, other income was $0.1 million compared to other expense of $0.2 million for the year ended December 31, 2011.

Income tax provision

In 2011, we recorded an income tax provision of $1.4 million on our loss from continuing operations of $5.7 million, or an effective rate of (25.2%). The 2011 provision was primarily driven by the impact of the Recapitalization, as well as the recognition of non-deductible losses recorded in 2011. In 2012, we recorded an income tax provision of $0.6 million on our loss from continuing operations of $3.7 million, or an effective rate of (14.8%). The 2012 provision was primarily driven by the impact of non-deductible stock compensation recorded in 2012, and to a lesser extent an increase of our valuation allowance on net operating losses.

Loss from discontinued operations, net

For the year ended December 31, 2012, we had income from discontinued operations of $2.4 million compared to a loss from discontinued operations of $1.8 million for the year ended December 31, 2011. During the year ended December 31, 2012, we discontinued an operation that was used for regrinding materials to produce loosefill insulation. Substantially all materials subject to regrinding in this operation were provided by a single supplier. The contract under which the materials were obtained was terminated during 2012. As a result, the associated operation was discontinued. A gain of $4.5 million was recorded as a result of the cancelled supplier contract. During the year ended December 31, 2011, we elected to discontinue locations in certain underperforming markets.

Liquidity and Capital Resources

Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and meet required interest payments. Our capital resources primarily consist of cash and borrowings under our revolving credit facility and capital leases.

The residential construction industry, and therefore our business, experienced a significant downturn that started in 2006. However, beginning in 2012, we saw the first meaningful increase in housing completions since the downturn began. While we have experienced improved profitability and liquidity through 2013, we have invested significantly in working capital due to our increased sales, supported primarily by our revolving credit facility. Additionally, we have utilized capitalized leases to finance an increase in the number of our vehicles.

As of December 31, 2013, we had $4.1 million in cash and $15.6 million of unused borrowing capacity under our revolving credit facility. In addition to cash, we had restricted cash of $1.7 million as of December 31, 2013, which is a contractually required component of our self-insured retention (“SIR”) general liability insurance policy and our high-deductible workers’ compensation insurance policies to ensure payment under these programs.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months.

Selected Pro forma Results

The table below shows pro forma condensed information as if the IPO of our common stock had been completed prior to December 31, 2013 rather than February 19, 2014. This information is included to highlight impacts to certain balance sheet items had the transaction occurred within the current fiscal year. See Note 1, Organization, to our audited consolidated financial statements included in this Form 10-K for more information on the IPO. Amounts presented in the table below are in thousands.

	Selected line items from Consolidated Balance Sheet as of December 31, 2013	Adjustments for post-IPO presentation (a)		Pro Forma line items from Consolidated Balance Sheet as of December 31, 2013
Deferred offering costs	$5,156	$(5,156	) (b)	$—
Long-term debt	27,771	(11,910	) (c)	15,861
Series A Preferred Stock	55,838	(55,838	) (d)	—
Redeemable Common Stock	81,010	(81,010	) (e)	—
Common Stock	162	144	(f)	306
Additional paid in capital	—	143,458	(g)	143,458

(a)	Amounts represent increase/(decrease) whether amount is asset, liability, mezzanine, or equity balance.
(b)	Represents amount of deferred offering costs on the consolidated balance sheet as of December 31, 2013. These costs were deferred in 2013 and netted against our IPO proceeds in 2014.
(c)	Represents amount of proceeds remaining from the IPO after accounting for underwriter discounts and IPO costs and after the redemption of the redeemable preferred stock. This amount was paid down on the revolving credit facility in February 2014.
(d)	Represents carrying value of redeemable preferred stock as of December 31, 2013. This stock was redeemed with net proceeds from the IPO.
(e)	Represents carrying value of redeemable common stock as of December 31, 2013. The redeemable feature of this stock terminated upon the IPO.
(f)	Consists of par value of 8,867,500 shares of common stock issued in the IPO and 5,850,000 shares of common stock converted from redeemable common stock due to termination of its redemption feature upon IPO, all at $0.01 per share.
(g)	Reflects impact of ($19.9 million) excess of redemption price of redeemable preferred stock over carrying value as of December 31, 2013, receipt of net IPO proceeds (as netted with IPO costs of $5.2 million) of $82.4 million and conversion of redeemable common stock upon IPO for $81.0 million.

Historical cash flow information

Working capital

We carefully manage our working capital and operating expenses. As of December 31, 2013, 2012 and 2011, our working capital was 7.2%, 7.6% and 7.7% of net revenue, respectively. While we continue to look for opportunities to reduce our working capital as a percentage of net revenue, we may decide in the future to negotiate additional discounted payment terms with our vendors. While this would reduce our cost of sales, it would decrease our cash flow from operations.

Working capital was $31.1 million, $23.0 million and $18.4 million as of December 31, 2013, 2012 and 2011, respectively.

The increase in accounts receivable, net, of $12.3 million as of December 31, 2013 as compared to December 31, 2012 and the increase of $11.7 million as of December 31, 2012 as compared to December 31, 2011, is primarily a result of higher net revenue. Days sales outstanding as of December 31, 2013, 2012 and 2011 were approximately 49.3, 55.9 and 52.6 days, respectively. The fluctuation in days sales outstanding is impacted by increases or decreases in the accounts receivable balance as compared to net revenue for the same period.

The increase in inventory, net, of $3.0 million as of December 31, 2013 as compared to December 31, 2012 and $4.4 million as of December 31, 2012 as compared to December 31, 2011, is primarily a result of higher net revenue. Inventory turns December 31, 2013, 2012 and 2011 were approximately 10.1, 8.8 and 7.5, respectively.

Deferred expenses related to the initial public offering completed in February 2014, all of which will be netted against proceeds from the offering, totaled $5.2 million as of December 31, 2013. There were no such balances as of the years ended December 31, 2012 or 2011. See Note 15, Subsequent Events, to our audited consolidated financial statements included in this Form 10-K for more information on our initial public offering.

Other current assets increased $0.2 million to $5.9 million as of December 31, 2013 as compared to December 31, 2012. Other current assets also increased $1.3 million to $5.7 million as of December 31, 2012 as compared to December 31, 2011 primarily due to increased material rebates receivable due to our higher purchases to support the revenue growth.

Accounts payable, net, increased $5.8 million as of December 31, 2013 as compared to December 31, 2012 and $7.5 million as of December 31, 2012 as compared to December 31, 2011, primarily as a result of changes in the volume of inventory purchases due to higher net revenue leading up to each balance sheet date.

Accounts payable, related party, decreased $1.6 million as of December 31, 2013 as compared to December 31, 2012 due to a reduction of certain payables due to lower purchases from one related party. Accounts payable, related party, increased $2.1 million as of December 31, 2012 as compared to December 31, 2011 due to beginning to purchase materials from one related party.

Accrued liabilities increased $3.4 million as of December 31, 2013 as compared to December 31, 2012, primarily due to increases in operating expenses required to support the increasing level of net revenue. Accrued liabilities increased $0.6 million as of December 31, 2012 as compared to December 31, 2011.

Cash flow from operating activities

Net cash provided by operating activities was $4.2 million for the year ended December 31, 2013 as compared to net cash provided by operating activities of $4.6 million for the year ended December 31, 2012. This decrease in cash flow was due to a $5.9 million increase in change in accounts receivable from operations from the increased revenue during the period as well as a $4.9 million change in income taxes payable, and a $4.7 million reduction in noncash stock compensation, all offset partially by a $7.9 million increase in net income, $3.7 million increase in depreciation on property and equipment, a $3.1 million increase in change in other liabilities, and a $0.4 million net decrease in other adjustments to net income.

Net cash provided by operating activities was $4.6 million for the year ended December 31, 2012 as compared to net cash used in operating activities of $12.8 million for the year ended December 31, 2011. This increase in cash flow was attributable to the decrease in net loss of $7.1 million and an increase in adjustments to net loss of $16.8 million, which was primarily due to the gain on extinguishment of debt of $18.5 million that occurred in 2011. This increase was offset by a decrease in the change in current assets and liabilities of $6.5 million, which primarily related to a decrease in accounts receivable of $1.3 million and an increase in other liabilities of $4.1 million.

Cash flows from investing activities

Net cash used in investing activities was $2.5 million for the year ended December 31, 2013 as compared to net cash used in investing activities of $2.7 million for the year ended December 31, 2012. The decrease in cash used was primarily the result of an increase of $1.1 million in proceeds from sale of property and equipment and an increase in cash purchases of property and equipment of $0.3 million, offset partially by an $0.8 million decrease in proceeds from insurance claims and an increase in cash paid for acquisitions of businesses of $0.4 million.

Net cash used in investing activities was $2.7 million for the year ended December 31, 2012 as compared to net cash provided by investing activities was $0.2 million for the year ended December 31, 2011. The decrease in cash flow was primarily the result of an increase of $1.9 million in property and equipment purchased during the year ended December 31, 2012 in addition to cash payments of $0.8 million for business combinations made during the period. No business combinations occurred during the year ended December 31, 2011.

Cash flows from financing activities

Net cash used in financing activities was $1.5 million for the year ended December 31, 2013 as compared to net cash used in financing activities of $0.5 million for the year ended December 31, 2012. The decrease in cash flow was the result of cash payments for offering costs related to our IPO of $4.4 million, an increase of $3.7 million in principal payments on capital lease obligations, and a decrease of $2.5 million in capital contributions, partially offset by an increase of $9.6 million in net proceeds from the revolving line of credit during the year ended December 31, 2013.

Net cash used in financing activities was $0.5 million for the year ended December 31, 2012 as compared to net cash provided by financing activities of $11.9 million for the year ended December 31, 2011. The decrease in cash flow was the result of a decrease of $10.1 million in capital contributions and a decrease of $11.8 million in net proceeds from all lines of credit. These factors were offset by a decrease of $9.4 million in principal payments on long-term debt during the year ended December 31, 2012.

Capital expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Total capital expenditures were $2.7 million, $2.9 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively and primarily related to purchases of vehicles and various equipment to support our operations and increased net revenue.

Revolving credit facility

We entered into our revolving credit facility on November 4, 2011 with Bank of America, N.A. Under the revolving credit facility, our line of credit has a maximum limit of $50.0 million. Amounts outstanding under the revolving credit facility are due May 4, 2016 with interest at the greater of 1) the Eurodollar rate, or the London

Interbank Offered Rate, or LIBOR, or 2) the alternate base rate, which approximates the prime rate, plus a margin based on the type of rate applied. At our option, we may elect borrowings to be accounted for under LIBOR contracts with a minimum of $1.0 million as long as no more than five LIBOR loans are outstanding at once. All loans not under LIBOR contracts are automatically charged interest at the alternate base rate. As of December 31, 2013, we had $27.3 million outstanding under our revolving credit facility at 1-month LIBOR including margin (2.25%) and $2.8 million outstanding at the prime rate including margin (4.25%).

Our revolving credit facility permits borrowings based on a stated percentage of eligible accounts receivable and inventories. We are required to pay a monthly fee of 0.375% per annum on the average unused commitment under our revolving credit facility. Borrowings outstanding under our revolving credit facility are collateralized by a first priority lien on all assets, including, but not limited to, all real estate, property, equipment, receivables and inventories. In addition, the borrowing base under our revolving credit facility may be reduced by the sum of letter of credit obligations, inventory reserves and reserves relating to claims that may be reasonably expected to be asserted against the collateral securing such credit facility, among other specified amounts. Our revolving credit facility also contains various customary restrictive non-financial covenants and event of default provision.

Our revolving credit facility also allows us to issue letters of credit not to exceed $10.0 million in the aggregate. To support our insurance programs, we had $7.2 million of letters of credit outstanding as of December 31, 2013.

Certain subsidiaries of Installed Building Products, Inc. are borrowers under our revolving credit facility, Installed Building Products, Inc. and certain other of its subsidiaries are guarantors of our revolving credit facility.

Our revolving credit facility contains certain customary representations and warranties and affirmative and negative covenants, including financial reporting requirements and covenants limiting our indebtedness, investments, liens, restricted payments, asset sales, affiliate transactions, hedging agreements, restrictive agreements, equity issuances by subsidiaries, leases, mergers and acquisitions. As of December 31, 2013, we were in compliance with all affirmative and negative covenants of our revolving credit facility. In addition, if minimum availability under our revolving credit facility falls below a certain threshold, the facility requires that we satisfy a fixed charge coverage ratio test. With respect to restrictions on acquisitions, certain acquisitions are permitted if (1) our pro forma fixed charge coverage ratio is at least 1.10 to 1.00 as of the most recently ended measurement period and the pro forma availability under our revolving credit facility immediately before and after making such acquisition, and the average pro forma availability for the 30 days prior to such acquisition, is at least $5.0 million or (2) the pro forma availability immediately before and after making such acquisition, and the average pro forma availability for the 30 days prior to such acquisition, is at least $10.0 million.

Letters of Credit and Bonds

We use letters of credit to secure our performance under our general liability and workers compensation insurance programs. Our workers compensation insurance program is considered a high deductible program whereby we are responsible for the cost of claims under $0.75 million. If we do not pay these claims, our insurance carriers are required to make these payments to the claimants on our behalf. Our general liability insurance program has an SIR of $0.35 million whereby we are responsible for all claims below the SIR, and the insurance company only has liability above the SIR. As of December 31, 2013, we had $7.2 million of outstanding letters of credit and $1.7 million in cash securing our performance under these insurance programs. We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. As of December 31, 2013, we had approximately 14 performance bonds outstanding, totaling $1.6 million. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. As of December 31, 2013, we had approximately 160 permit and license bonds outstanding, totaling $3.1 million. Permit and license bonds are typically issued for one year and are required by certain municipalities when we obtain licenses and permits to perform work in their jurisdictions.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2013. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$30,034	$924	$29,110	$—	$—
Capital lease obligations (2)	24,403	8,789	12,082	3,483	49
Operating lease obligations (3)	16,243	5,363	6,349	2,467	2,064
Purchase obligations (4)	5,000	5,000	—	—	—

(1)	Long-term debt obligations include estimated interest payments. In determining estimated interest payments, we utilize the current market rate. Additionally, our estimated interest payments have been calculated assuming that our debt balance as of December 31, 2013 remains outstanding in line with the above-disclosed payment schedule. Long-term debt obligations include amounts outstanding under our revolving credit facility.
(2)	We maintain a fleet of production vehicles under a capital lease structure. The leases expire on various dates through May, 2019. We anticipate continuing the leasing of production vehicles to include new vehicles to support the increasing number of installation jobs in our business as well as to replace aging vehicles. Capital lease obligations, as disclosed above, include estimated interest expense payments. In determining expected interest expense payments, we utilize the current market rate.
(3)	We lease certain locations, vehicles and equipment under operating lease agreements, including, but not limited to, corporate offices, branch locations and various office and operating equipment. In some instances, these location lease agreements exist with related parties. See Note 10, Related Party Transactions, of our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K for further information.
(4)	We entered into two supply contracts with minimum purchase requirements at market rates. The amounts in the above table represent our best estimate as to the prices that will be payable for the minimum volume of purchases that must be made under the contracts. Similar commitments existed in 2012 and were fully met. We exceeded our minimum requirements under these agreements in 2013.

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, other than operating leases and purchase obligations described above, letters of credit issued under our revolving credit facility and performance and license bonds, we had no material off-balance sheet arrangements with unconsolidated entities.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported using different assumptions or under different conditions. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources.

Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. We provide discussion of our more significant accounting policies, estimates and judgments used in preparation of our consolidated financial statements below.

Revenue Recognition

Revenue from the sale and installation of products is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable and (iv) the ability to collect is reasonably assured. Revenue from the sale and installation of products is recognized net of adjustments and discounts and at the time the installation is complete.

Goodwill

Goodwill results from business combinations and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.

Goodwill is assigned to and tested for impairment at a reporting unit level. We have one operating segment and our branches meet the definition of components as they are businesses for which discrete financial information is available and whose operating results are reviewed by management. In accordance with the guidance outlined in Accounting Standards Codification, or ASC, 350-20, our components qualify to be aggregated into one reporting unit for goodwill impairment testing purposes.

Annually, or if conditions indicate an earlier review is necessary, we assess qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount and if it is necessary to perform the quantitative two-step goodwill impairment test.

At October 1, 2013, our measurement date, we performed a step one analysis and compared the carrying value of the reporting unit to an estimate of the reporting unit’s fair value to identify potential impairment. There was no goodwill impairment in 2011, 2012 or 2013. The estimated fair value of the reporting unit was substantially in excess of the carrying value at October 1, 2013.

The estimate of the reporting unit’s fair value is determined by weighting a discounted cash flow model and a market-related model. The estimate of the reporting unit’s fair value involves significant unobservable inputs (Level 3). These Level 3 inputs are primarily our forecasts utilized in the discounted cash flow model and our determination of the weight applied to each of the aforementioned models. Our forecasts include current and projected future levels of cash flow based on management’s plans, business trends, prospects, market and economic conditions and market-participant considerations. Our forecasts are based upon the best information available at the measurement date; however, actual results may vary from the forecasts and thus the forecasts represent a Level 3 input. We take our forecasts and apply a discount rate commensurate with our capital structure and the cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within our industry, to arrive at our discounted cash flow model. We elected to weight the discounted cash flow model and market related model, placing more weight on the discounted cash flow model. We believe the discounted cash flow approach more appropriately captures the specific growth and risk profile of the reporting unit, whereas the market approach requires a qualitative assessment of the reporting unit’s risk profile and growth prospects compared to reasonably similar publicly-traded companies. In periods where both models produce significantly equivalent results we may elect to use the results of the discounted cash flow model only.

If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of the potential goodwill impairment. If impaired, goodwill is written down to its estimated implied fair value.

Taxes

We account for income taxes using the asset and liability method. Under this method, the amount of taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of our assets and liabilities.

Valuation allowances are established against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, the ability to produce future taxable income, tax planning strategies available and recent financial operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions, including the amount of future federal and state pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

Deferred tax assets and liabilities are measured using the enacted tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes from a change in tax rate is recognized through continuing operations in the period that includes the enactment date of the change.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We recognize tax liabilities for uncertain tax positions and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available.

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in the United States which includes numerous state and local jurisdictions. Significant judgments and estimates are required in determining the income tax expense.

Stock-based compensation

We estimate the value of stock-based awards on the date granted and each subsequent balance sheet date for liability awards. The Employee Puts are deemed to be liability-classified instruments that are directly associated with the awards. As such, both the awards and the Employee Puts are accounted for as liability-classified instruments as of the issuance date of the Employee Put. During the period for which the Employee Puts are exercisable, both the Employee Puts and the associated awards are remeasured to fair value each reporting period. In the absence of a publicly traded market, the fair market value of the put options and underlying shares are estimated primarily using discounted cash flow and, secondarily, other market-related models using current industry trends. In determining the estimated future cash flow, we consider and apply certain estimates and judgments, including current and projected future levels of income based on management’s plans, business trends, prospects and market and economic conditions and market-participant considerations. The adjustment to the carrying value is based upon an equity rate of return for a public company in our industry with similar financial trends and characteristics. The determined fair value of our common stock is used to determine the value of the membership interest units based on their ownership interest. The membership interest units and related put options are recorded at fair value as compensation expense.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendment clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013 and should be retrospectively applied to all comparative periods presented. We have concluded that this ASU will not have a material impact on our consolidated financial statements because the Company has already implemented the provisions of ASU 2011-11 and the scope clarification does not change our position for the year ended December 31, 2013.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)”. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. We have concluded that this ASU will not have a material impact on our consolidated financial statements.

In December 2013, the FASB issued ASU 2013-12, “Definition of a Public Business Entity: An Addition to the Master Glossary.” This update amends the Master Glossary of the FASB Accounting Standards Codification to include one definition of public business entity for future use in U.S. GAAP. This update also identifies the types of business entities that are excluded from the scope of the Guide. The amendment specifies that an entity that is required by the SEC to file or furnish financial statements with the SEC, or does file or furnish financial statements with the SEC, is considered a public business entity. Based on this definition we have concluded that the Company is a public business entity under the new standard. There is no effective date for the amendment however the term business public entity will be used in future Accounting Standards Updates. We have concluded that this ASU will not have a material impact on our consolidated financial statements.

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY

We qualify as an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include:

•	an exemption from the auditor attestation requirement in the assessment of internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;

•	reduced disclosure about executive compensation arrangements; and

•	no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements.

We have elected to adopt these reduced disclosure requirements and may take advantage of the provisions listed above until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our common stock offering, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We may choose to take advantage of some but not all of these reduced disclosure requirements.

The JOBS Act also permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We chose to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period is irrevocable.

Item  7.A Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of December 31, 2013, we had approximately $27.3 million outstanding under our revolving credit facility and approximately $22.0 million outstanding under various capital leases. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $0.5 million.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during 2012 or 2013. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

INFLATION

Our performance is dependent to a significant extent upon the levels of U.S. residential new construction spending, which is affected by factors such as interest rates, inflation, consumer confidence and unemployment. We do not believe that inflation has had a material impact on our business, financial condition or results of operations during the past two fiscal years.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Installed Building Products, Inc.:

We have audited the accompanying consolidated balance sheets of Installed Building Products, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit and redeemable instruments and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Columbus, OH

March 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Installed Building Products, Inc.

Columbus, Ohio

We have audited the accompanying consolidated statements of operations, stockholders’ deficit and redeemable instruments, and cash flows of Installed Building Products, Inc. for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2011 consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Columbus, Ohio

December 9, 2013, (except for the effect of the common and preferred share authorization and common stock split discussed in Note 15, as to which the date is February 10, 2014)

INSTALLED BUILDING PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2012	2013

ASSETS
Current assets
Cash	$3,898	$4,065
Restricted cash	1,803	1,708
Accounts receivable (less allowance for doubtful accounts of $1,412 and $1,738 at December 31, 2012 and 2013, respectively)	46,100	58,351
Accounts receivable, related parties	774	475
Inventories	16,718	19,731
Deferred income taxes	726	42
Income taxes receivable	—	41
Deferred offering costs	—	5,156
Other current assets	5,749	5,943

Total current assets	75,768	95,512
Property and equipment, net	17,931	29,475
Non-current assets
Goodwill	49,146	49,328
Intangibles, net	15,023	13,400
Other non-current assets	2,884	3,355

Total non-current assets	67,053	66,083

Total assets	$160,752	$191,070

LIABILITIES, REDEEMABLE INSTRUMENTS AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current maturities of long-term debt	$186	$255
Current maturities of capital lease obligations	3,822	7,663
Accounts payable	34,330	40,114
Accounts payable, related parties	2,133	539
Income taxes payable	2,562	—
Accrued compensation	7,562	8,942
Other current liabilities	2,202	6,930

Total current liabilities	52,797	64,443

Long-term debt	17,705	27,771
Capital lease obligations, less current maturities	8,362	14,370
Put option - Series A Preferred Stock	782	490
Deferred income taxes	12,101	9,571
Other long-term liabilities	9,626	9,006

Total liabilities	101,373	125,651

Commitments and contingencies (Note 11)

Series A Preferred Stock; $0.01 par value: 1,000 authorized, issued and outstanding at December 31, 2012 and 2013, respectively	49,615	55,838
Redeemable Common Stock; $0.01 par value: 5,850,000 authorized, issued and outstanding at December 31, 2012 and 2013, respectively	17,246	81,010

Stockholders’ deficit
Common Stock; $0.01 par value: 27,200,862 authorized, and 16,183,901 shares issued and outstanding at December 31, 2012 and 2013, respectively (Note 7)	162	162
Additional paid in capital	3,959	—
Accumulated deficit	(11,603)	(71,591)

Total stockholders’ deficit	(7,482)	(71,429)

Total liabilities, redeemable instruments and stockholders’ deficit	$160,752	$191,070

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years ended December 31,
	2011	2012	2013

Net revenue	$238,447	$301,253	$431,929
Cost of sales	181,221	227,210	322,241

Gross profit	57,226	74,043	109,688
Operating expenses
Selling	18,446	19,807	25,509
Administrative	45,678	56,333	67,194
Management fees, related parties	4,760	4,300	—
Gain on litigation settlement	—	(6,975)	(31)
Amortization	3,785	3,082	3,057
Other	1,687	(608)	881

Operating (loss) income	(17,130)	(1,896)	13,078
Other (income) expense
Interest expense	3,673	1,979	2,257
Interest expense, related parties	3,321	—	—
Gain on extinguishment of debt	(18,542)	—	—
Other	159	(136)	(33)

	(11,389)	1,843	2,224

(Loss) income before income taxes	(5,741)	(3,739)	10,854

Income tax provision	1,449	555	4,216

Net (loss) income from continuing operations	(7,190)	(4,294)	6,638

Discontinued operations
Loss (income) from discontinued operations	2,455	(3,835)	960
Income tax (benefit) provision	(660)	1,447	(362)

Loss (income) from discontinued operations, net of income taxes	1,795	(2,388)	598

Net (loss) income	$(8,985)	$(1,906)	$6,040

Accretion charges on Series A Preferred Stock	(811)	(5,529)	(6,223)
Accretion charges on Pre-Recapitalization Preferred Units	(1,621)	—	—
Gain on Extinguishment of Pre-Recapitalization Preferred Units	85,040	—	—

Net income (loss) attributable to common shareholders	$73,623	$(7,435)	$(183)

Weighted average shares outstanding (basic and diluted)	19,499,993	20,351,552	22,033,901

Net income (loss) per share (basic and diluted)
Income (loss) per share from continuing operations attributable to common stockholders (basic and diluted)	$3.87	$(0.49)	$0.02
(Loss) income per share from discontinued operations attributable to common stockholders (basic and diluted)	(0.09)	0.12	(0.03)

Income (loss) per share attributable to common stockholders (basic and diluted)	$3.78	$(0.37)	$(0.01)

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND REDEEMABLE INSTRUMENTS

(in thousands, except share amounts)

			Series A-2 Preferred		Common Members’ Deficit	Additional Paid In Capital	Accumulated Deficit	Members’/ Stockholders’ Deficit	Pre-Recapitalization Redeemable		Redeemable
	Common Stock								Preferred Units		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
BALANCE - January 1, 2011	—	$—	8,211,865	$8,212	$(157,272)	$500	$—	$(148,560)	113,921,591	$110,454	—	$—	—	$—
Capital contribution from stockholders					12,628			12,628
Stock-based compensation						780		780
Conversion upon Recapitalization	13,649,993	137	(8,211,865)	(8,212)	146,265	(26,108)		112,082	(113,921,591)	(112,075)	1,000	43,275	5,850,000	14,900
Forgiveness of related party debt						36,813		36,813
Deferred tax effects resulting from Recapitalization						(10,573)	(712)	(11,285)
Net loss							(8,985)	(8,985)
Accretion of Redeemable Preferred to Redemption Value					(1,621)	(811)		(2,432)		1,621		811
Adjustments to Redeemable Common Stock fair value measurement						(601)		(601)						601

BALANCE - January 1, 2012	13,649,993	137	—	—	—	—	(9,697)	(9,560)	—	—	1,000	44,086	5,850,000	15,501

Issuance of common stock	2,533,908	25				4,075		4,100
Capital contribution from stockholders						2,500		2,500
Stock-based compensation						4,658		4,658
Net loss							(1,906)	(1,906)
Accretion of Redeemable Preferred to Redemption Value						(5,529)		(5,529)				5,529
Adjustments to Redeemable Common Stock fair value measurement						(1,745)		(1,745)						1,745

BALANCE - January 1, 2013	16,183,901	162	—	—	—	3,959	(11,603)	(7,482)	—	—	1,000	49,615	5,850,000	17,246

Net income							6,040	6,040
Accretion of Redeemable Preferred to Redemption Value						(3,959)	(2,264)	(6,223)				6,223
Adjustments to Redeemable Common Stock fair value measurement							(63,764)	(63,764)						63,764

BALANCE - December 31, 2013	16,183,901	$162	—	$—	$—	$—	$(71,591)	$(71,429)	—	$—	1,000	$55,838	5,850,000	$81,010

See accompanying notes to consolidated financial statement

INSTALLED BUILDING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share amounts)

	Years ended December 31,
	2011	2012	2013
Cash flows from operating activities
Net (loss) income	$(8,985)	$(1,906)	$6,040
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization of property and equipment	4,405	4,637	8,374
Amortization of intangibles	3,986	3,082	3,057
Amortization of deferred financing costs	696	175	175
Provision for doubtful accounts	2,156	482	1,038
Gain on sale of property and equipment	(240)	(1,280)	(372)
Noncash stock compensation	780	4,658	—
Gain on extinguishment of debt	(18,542)	—	—
Deferred income taxes	(1,536)	(767)	(1,782)
Other	2,761	210	(292)
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(5,457)	(6,858)	(12,777)
Inventories	1,603	(1,845)	(2,945)
Other assets	(379)	(1,948)	(2,270)
Accounts payable	(980)	2,013	3,902
Income taxes payable	1,225	2,339	(2,602)
Other liabilities	5,752	1,602	4,678

Net cash (used in) provided by operating activities	(12,755)	4,594	4,224

Cash flows from investing activities
Restricted cash	459	—	95
Purchases of property and equipment	(1,062)	(2,929)	(2,665)
Acquisitions of businesses, net of cash acquired of $0, $375 and $0 in 2011, 2012 and 2013, respectively	—	(823)	(1,181)
Proceeds from sale of property and equipment	343	176	1,240
Proceeds from insurance	441	833	—

Net cash provided by (used in) investing activities	181	(2,743)	(2,511)

Cash flows from financing activities
(Payments) proceeds from revolving lines of credit, net	(4,472)	486	10,038
Proceeds from refinancing revolving line of credit	16,744	—	—
Principal payments on long term debt	(9,960)	(511)	(513)
Payments on capital lease obligations	(2,181)	(2,956)	(6,625)
Payments for deferred offering costs	—	—	(4,446)
Capital contributions	12,628	2,500	—
Deferred financing activities	(814)	—	—

Net cash provided by (used in) financing activities	11,945	(481)	(1,546)

Net change in cash	(629)	1,370	167
Cash at beginning of year	3,157	2,528	3,898

Cash at end of year	$2,528	$3,898	$4,065

Supplemental disclosures of cash flow information
Net cash paid during the year for:
Interest	$3,400	$1,893	$2,038
Income taxes, net of refunds	199	378	8,254
Supplemental disclosure of noncash investing and financing activities
Vehicles capitalized under capital leases and related lease obligations	2,816	11,090	17,123
Common stock issued for acquisition of business	—	4,100	—
Note payable issued in connection with acquisition of business	—	571	300
Notes payable issued for acquisition of assets	—	115	—
Unpaid offering costs	—	—	710

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

NOTE 1 – ORGANIZATION AND RECAPITALIZATION

Installed Building Products, Inc. (“IBP”), a Delaware corporation formed on October 28, 2011, and its wholly owned subsidiaries (collectively referred to as the “Company” and “we”, “us” and “our”), primarily install insulation, garage doors, rain gutters, shower doors, closet shelving and mirrors, and other products for residential and commercial builders located in the continental United States. IBP operates in over 100 locations within the continental United States and its corporate office is located in Columbus, Ohio.

We have one operating segment and a single reportable segment. Substantially all of our sales come from service based installation of various products in the existing and new residential and commercial construction end markets. Each of our branches has the capacity to serve all of our end markets. For the year ended December 31, 2011, 83.6% of our net revenue was attributable to new and existing residential construction, with the remaining 16.4% attributable to commercial construction. For the year ended December 31, 2012, 86.2% of our net revenue was attributable to new and existing residential construction, with the remaining 13.8% attributable to commercial construction. For the year ended December 31, 2013, 89.0% of our net revenue was attributable to new and existing residential construction, whereas 11.0% was attributable to commercial construction.

The following is a summary of the annual percentage of installation net revenue by product category:

	Year ended December 31,
	2011	2012	2013
Insulation	72%	74%	74%
Garage doors	10%	8%	8%
Shower doors, shelving and mirrors	6%	6%	6%
Rain gutters	5%	6%	6%
Other building products	7%	6%	6%

	100%	100%	100%

2011 Recapitalization

Overview of Recapitalization – On November 4, 2011, through a series of transactions, we merged our historical operations of IBP Holdings, LLC (“IBP I”) and IBP Holdings II, LLC (“IBP II”), and their respective operating subsidiaries, into the newly formed holding company, IBP, as part of a merger of entities under common control (the “Merger”). The Merger was accounted for in a manner similar to that of a pooling of interests. The consolidated financials are presented as if the Merger had taken place effective January 1, 2011. Additionally, on November 4, 2011, we entered into a series of transactions with IBP I and IBP II stockholders and debt holders that extinguished the majority of our then-outstanding debt and equity instruments and in exchange IBP issued new debt and equity instruments (collectively with the Merger, referred to as the “Recapitalization”).

Prior to the Recapitalization:

In 2010, related parties IBP Funding Company, LLC and Primstone Funding Company, LLC purchased $27,778 of outstanding senior secured indebtedness, from certain lenders in IBP I’s credit facility, which was converted into a second lien position (the “IBP I Second Lien Debt”). Also in 2010, a related party, Edwards IBP Holdings, LLC purchased $8,212 of subordinated debt and equity in IBP I held by a third party, which was converted into preferred equity in IBP I (“Preferred Units”).

Through a series of purchases in July 2011, Cetus Capital II, LLC (“Cetus”) purchased the remaining $77,642 of IBP I’s outstanding first lien senior secured indebtedness (the “IBP I First Lien Debt”). Certain of our owners

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

made a capital contribution to IBP II, which was used by IBP II to repay $12,010 of outstanding indebtedness under its credit facility (the “IBP II Credit Facility”).

As part of the Recapitalization:

On October 28, 2011, CCIB Holdco, Inc., now known as “IBP”, was formed. IBP then formed four subsidiaries: IBHL A Holding Company, Inc. (“IBHL A”), IBHL B Holding Company, Inc. (“IBHL B”), IBHL II-A Holding Company, Inc. (“IBHL II-A”) and IBHL II-B Holding Company, Inc. (“IBHL II-B”).

On November 3, 2011, the IBP I Second Lien Debt of $27,778 was cancelled by IBP Funding Company, LLC and Primstone Funding Company, LLC and $4,308 of interest owed was forgiven, $3,321 of which related to expense for the year ended December 31, 2011, resulting in a gain from extinguishment of $32,086 that was recorded to additional paid-in capital, as this was an extinguishment with related parties. Additionally, on November 3, 2011, notes payable of $3,781 were cancelled and $946 of interest owed was forgiven, resulting in a gain from extinguishment of $4,727 that was recorded to additional paid-in capital, as this was an extinguishment with a related party.

On November 4, 2011, Cetus contributed the IBP I First Lien Debt to IBP in exchange for 1,000 shares of IBP Series A preferred stock (“IBP Series A Preferred Stock”) and 5,850,000 shares of redeemable common stock of IBP (“Redeemable Common Stock”). The newly issued shares of Common Stock and IBP Series A Preferred Stock were recorded at their respective fair values of $14,900 and $43,275. The difference between the balance of the First Lien debt of $77,642 (including accrued interest of $2,380) as of November 3, 2011 and the fair value of Common Stock and IBP Series A Preferred Stock of $59,100, which includes $925 attributable to the fair value of the embedded put option which was required to be bifurcated and accounted for separately, was recorded as a gain on extinguishment of debt of $18,542 in the 2011 Consolidated Statement of Operations, which was equal to approximately $0.95 in earnings per common share on both a basic and diluted income per share basis.

Additionally, as a part of our Recapitalization, we entered into a stockholders agreement, or the Stockholders Agreement, relating to our common and preferred stock. The Stockholders Agreement provides for certain restrictions on the ability of our stockholders to transfer shares of our equity securities. Certain holders of our equity securities were granted put rights, drag-along rights and pre-emptive rights.

IBP contributed the first lien debt to IBHL A and IBHL B in exchange for stock in those companies. IBHL A and IBHL B then contributed the First Lien Debt to IBP I in exchange for membership interests in IBP I. The existing owners of IBP I and IBP II transferred their membership interests in IBP I and IBP II to IBP Investment Holdings, LLC (“IBPIH”), an IBP shareholder, in exchange, through a series of mergers, for IBP stock. $25,978 was recorded to additional paid-in capital in the 2011 Consolidated Balance Sheet based on the carrying value of the IBP I and IBP II contributed equity in excess of the fair value of the IBP Common Stock received.

In accordance with authoritative standards, the Company recorded a gain attributable to the common stockholders on the extinguishment of the pre-Recapitalization Preferred units. The gain of $85,040 represents the excess of the carrying amount of the Series A1, Series A2, and Series B Preferred units immediately prior to the recapitalization over the fair value of the Common Stock issued to those holders in connection with the recapitalization and is recorded as a component of stockholders’ equity.

Recapitalization Impact on Stock Based Awards – Additionally, IBP Management Holdings, LLC (“IBPMH”) and IBPIH (holding company investors in IBP) were formed and previous holders of stock appreciation rights units in IBP I agreed to terminate their stock appreciation rights units in exchange for membership interest units in IBPMH and IBPIH for no additional consideration.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

On various dates subsequent to the issuing of membership units in IBPMH and IBPIH, agreements (the “Employee Puts”) were entered into between Jeff Edwards (our Chairman, President, Chief Executive Officer and controlling shareholder of IBP through indirect holding companies), as an individual, and certain IBP employees with respect to the employees’ membership units in IBPMH and IBPIH, which allowed the holders to sell the units, at a fixed price, to Jeff Edwards. As of January 2014, all remaining Employee Puts between Jeffrey Edwards and employees remained unexercised and expired.

For details on the accounting policy for these awards, see Note 2, Significant Accounting Policies.

2014 Initial Public Offering (“IPO”)

On February 19, 2014, we completed an IPO of our common stock, which resulted in the sale of 8,567,500 shares. We received total proceeds from the IPO of $94,242 based upon the price of $11.00 per share. We used $6,597 of the proceeds from our IPO to pay underwriting fees, $75,735 to redeem our Redeemable Preferred Stock and $11,910 to pay down our revolving credit facility. The common stock is listed on The New York Stock Exchange under the symbol “IBP.”

On February 10, 2014, in anticipation of the IPO, we executed a 19.5-for-one stock split of our common stock which was originally a total of 1,129,944 shares of common stock issued and outstanding. The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented. Following the split we had 22,033,901 stock-split adjusted shares of common stock authorized, issued and outstanding. See Note 7, Stockholders’ Deficit and Redeemable Instruments.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include all wholly owned subsidiaries and majority owned subsidiaries. The non-controlling interest relating to majority owned subsidiaries is not significant for presentation. All intercompany accounts and transactions have been eliminated.

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, valuation allowance on deferred tax assets, valuation of the reporting unit, intangible assets and other long-lived assets, share based compensation, reserves for general liability, workers’ compensation and medical insurance and common stock and preferred stock. Management believes the accounting estimates are appropriate and reasonably determined; however, due to the inherent uncertainties in making these estimates, actual amounts could differ from such estimates.

Cash and Cash Equivalents

We consider all highly-liquid investments purchased with original term to maturity of three months or less to be cash equivalents. All such items referenced herein are classified as cash and we have no items classified as cash equivalents as of the years ended December 31, 2012 or 2013. Substantially all cash is held in one bank. The

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

bank provides FDIC coverage of $250 per depositor. Included in accounts payable are outstanding checks of $1,480 and $1,770 as of December 31, 2012 and 2013, respectively. Included in accrued compensation are outstanding checks of $506 and $328 as of December 31, 2012 and 2013, respectively. We manage our cash to a zero balance account and borrow funds under our Revolving Line of Credit (the “LOC”) to cover outstanding checks. See Note 5, Long-Term Debt, for further details on the LOC.

Restricted Cash

Restricted cash consists of deposits held by our insurance carrier for general liability and workers’ compensation reserves. Restricted cash is not considered cash and cash equivalents for purposes of the statements of cash flows. Classification between current and long-term is dependent upon the timing of the intended use of each particular reserve.

Revenue Recognition

Revenue from the sale and installation of products is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable and (iv) the ability to collect is reasonably assured. Revenue from the sale and installation of products is recognized net of adjustments and discounts and at the time the installation is complete.

Business Combinations

The purchase price for business combinations is allocated to the estimated fair values of acquired tangible and intangible assets, including goodwill, and assumed liabilities, where applicable. Additionally, we recognize customer relationships, trademarks and trade names, and non-competition agreements as identifiable intangible assets. These assets are recorded at fair value as of the transaction date. The fair value of these intangibles is determined primarily using the income approach and using current industry information which involves significant unobservable inputs (Level 3 inputs). These inputs include projected sales, margin, and tax rate.

Accounts Receivable

We account for trade receivables based on amounts billed to customers. Past due receivables are determined based on contractual terms. We do not accrue interest on any of our trade receivables.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The allowance is determined by management based on our historical losses, specific customer circumstances, and general economic conditions. We analyze aged accounts receivable and generally increase the allowance as receivables age. Management reviews accounts receivable and records an allowance for specific customers based on current circumstances and charges off the receivable against the allowance when all attempts to collect the receivable have failed. This analysis is performed regularly and the allowance is adjusted accordingly.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

Allowance for doubtful accounts receivable
January 1, 2011	$2,172
Charged to costs and expenses	2,156
Charged to other accounts (1)	337
Deductions (2)	(3,094)

December 31, 2011	1,571
Charged to costs and expenses	482
Charged to other accounts (1)	563
Deductions (2)	(1,204)

December 31, 2012	1,412
Charged to costs and expenses	1,038
Charged to other accounts (1)	479
Deductions (2)	(1,191)

December 31, 2013	$1,738

(1)	Recovery of receivables previously written off as bad debt
(2)	Write-off of uncollectible accounts receivable

Deferred Offering Costs

Included on the Consolidated Balance Sheet at December 31, 2013 are deferred expenses related to our February 19, 2014 Initial Public Offering totaling $5,156. See Note 1, Organization, for further details of our Initial Public Offering.

Concentration of Credit Risk

Credit risk is our risk of financial loss from the non-performance of a contractual obligation on the part of our counterparty. Such risk arises principally from our receivables from customers and cash and bank balances. Substantially all of our trade accounts receivable are from entities engaged in residential and commercial construction. We perform periodic credit evaluations of our customers’ financial condition. The general credit risk of our counterparties is not considered to be significant. In addition, no individual customer made up more than 3.0% of net revenue for the years ended December 31, 2011, 2012 and 2013.

Inventories

Inventories consist of insulation, garage doors, rain gutters, shower doors, mirrors, closet shelving and other products. We install these products but do not manufacture them. We value inventory at the lower of cost or market with cost determined using the first-in, first-out (“FIFO”) method. As of December 31, 2012 and 2013, all inventory was finished goods.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. We provide for depreciation and amortization of property and equipment using the straight-line method, over the expected useful lives of the assets. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term. Expected useful lives of property and equipment vary but generally are the shorter of lease life or five years for vehicles, three to five years for furniture, fixtures and equipment, shorter of lease life or five years for leasehold improvements and 30 years for buildings.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

Major renewals and improvements are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded.

Goodwill

Goodwill results from business combinations and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Annually, on October 1, or if conditions indicate an earlier review is necessary, we assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if it is necessary to perform the quantitative two-step goodwill impairment test. If we perform the quantitative test, we compare the carrying value of the reporting unit to an estimate of the reporting unit’s fair value to identify potential impairment. The estimate of the reporting unit’s fair value is determined by weighting a discounted cash flow model and a market- related model using current industry information that involve significant unobservable inputs (Level 3 inputs). In determining the estimated future cash flow, we consider and apply certain estimates and judgments, including current and projected future levels of income based on management’s plans, business trends, prospects and market and economic conditions and market-participant considerations. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of the potential goodwill impairment. If impaired, goodwill is written down to its estimated implied fair value.

Impairment of Other Intangible and Long-Lived Assets

Other intangible assets consist of customer relationships, non-competition agreements and business trademarks and trade names. Amortization of finite lived intangible assets is recorded to reflect the pattern of economic benefits based on projected revenues over their respective estimated useful lives (customer relationships – 10 years, non-competition agreements – two to five years and business trademarks and trade names – eight to 15 years). We do not have any indefinite-lived intangible assets other than goodwill.

We review long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. An intangible asset impairment related to continuing operations of $1,687 and $352 is included in other operating expenses for the years ended December 31, 2011 and 2012, respectively. In 2011, the impairment charges also included $1,074 of impaired intangibles related to discontinued operations. There is no impairment loss for the year ended December 31, 2013.

Other Liabilities

Our workers’ compensation insurance is primarily under a high-deductible insurance policy and our general liability insurance is under a self-insured retention program (“SIR”). We are insured for covered claims above the deductible and SIR. The liabilities represent our best estimate of our costs, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through December 31, 2011, 2012 and 2013. We establish case reserves for reported claims using case-basis evaluation of the underlying claims data and we update as information becomes known. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in workers’ compensation claims can affect the ultimate costs. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled can affect ultimate costs. Our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, and any changes could have a considerable effect on future claim costs and currently recorded liabilities.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $1,440, $1,694 and $1,610 for the years ended December 31, 2011, 2012 and 2013, respectively, and is included in selling expense on the Consolidated Statements of Operations.

Other Operating Expenses

A net gain on litigation settlement of $6,975 and $31 was recognized in 2012 and 2013, respectively, due to the settlement of a class action lawsuit in which we were one of the plaintiffs. The lawsuit related to excess material prices being charged by certain manufacturers and was settled in 2012.

Also included in other operating expenses in 2012 is a $960 gain from insurance proceeds related to the replacement of property and equipment and business interruption due to a fire at a single location in 2011. We paid $1,407 of settlement expenses in 2013 related to two lawsuits against us. $881 of these settlement expenses is included in other operating expenses in 2013. The remaining expense is included in Administrative Operating Expenses. See Note 11, Commitments and Contingencies, for further information about these lawsuits.

Deferred Financing Costs

Deferred financing costs totaling $496 and $321, net are amortized over the term of the related debt using the effective interest method and are included in other non-current assets on the Consolidated Balance Sheets as of December 31, 2012 and 2013, respectively. The related amortization expense of these costs was $696, $175, and $175 and is included in interest expense on the Consolidated Statements of Operations for the years ended December 31, 2011, 2012 and 2013, respectively.

Share-Based Compensation

As further described in Note 1, Organization and Recapitalization, two of our stockholders, issued membership interests in their equity to certain of our employees (the “Awards”). Certain of these employees were granted Employee Puts.

When the employees received the Awards, the then fair value of the Awards less any consideration in exchange for the Awards was recorded as compensation expense. In accordance with the terms of the Awards, they were deemed equity-classified instruments as there is no service or vesting period associated with these Awards and all compensation expense was recognized upon issuance.

Upon issuance of the Employee Puts, the then fair value of the Employee Puts received was recorded as compensation expense over the service period, if applicable. The Employee Puts are deemed to be liability-classified instruments that are directly associated with the Awards. As such, both the Awards and the Employee Puts are accounted for as liability-classified instruments as of the issuance date of the Employee Put. During the

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

period for which the Employee Puts are exercisable, both the Employee Puts and the associated Awards are re-measured to fair value each reporting period.

It was assumed that Employee Puts will be exercised at the greater of the fixed price or fair market value. In the absence of a publicly traded market, the fair market value of the Employee Puts and underlying units are estimated primarily using discounted cash flow and, secondarily, using other market-related models that factor in current industry trends. In determining the estimated future cash flow, we consider and apply certain estimates and judgments, including current and projected future levels of income based on management’s plans, business trends, prospects and market and economic conditions and market-participant considerations. The adjustment to the carrying fair value is based upon an equity rate of return for a public company in our industry with similar financial trends and characteristics. The fair value of our common stock is used to determine the value of the Employee Puts based on their ownership interest.

Because the awards were granted by a related party as compensation to our employees, the compensation associated with the awards and the related puts was pushed down by the related parties to IBP and recorded as non-cash compensation expense. This expense totaled $780 and $4,658 in 2011 and 2012, respectively, and is included in administrative expenses on our Consolidated Statement of Operations. There was no similar expense recognized in 2013.

Effective November 30, 2013, the Employee Puts between Jeffrey Edwards and our other executive officers were terminated.

Self-Insurance Liabilities

We use a combination of insurance and self-insurance for a number of risks, including, but not limited to, workers’ compensation, general liability, vehicle liability, property and our obligation for employee-related health care benefits. Liabilities relating to these claims associated with these risks are estimated by considering historical claims experience, including frequency, severity, demographic factors, and other actuarial assumptions. In estimating our liability for such claims, we periodically analyze our historical trends, including loss development, and apply appropriate loss development factors to the incurred costs associated with the claims with the assistance of external actuarial consultants.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, the amount of taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of our assets and liabilities.

Valuation allowances are established against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, the ability to produce future taxable income, tax planning strategies available and recent financial operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future federal and state pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

Deferred tax assets and liabilities are measured using the enacted tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes from a change in tax rate is recognized through continuing operations in the period that includes the enactment date of the change. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our results of operations, cash flows, or financial position.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold to be recognized.

We recognize tax liabilities for uncertain tax positions and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Liabilities related to uncertain tax positions are recorded in other long-term liabilities on the Consolidated Balance Sheets. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense and the effective tax rate in the period in which the new information becomes available. Interest and penalties related to unrecognized tax benefits are recognized within income tax expense in the Consolidated Statements of Operations. Accrued interest and penalties are recognized in accrued expenses on the Consolidated Balance Sheets.

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in the United States which includes numerous state and local jurisdictions. Significant judgments and estimates are required in determining the income tax expense, deferred tax assets and liabilities and the reserve for unrecognized tax benefits.

Discontinued Operations

We continually review each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase Company value. This review entails an evaluation of both external market factors and our position in each market and over time has resulted in the decision to discontinue certain locations. Customers of discontinued locations will not be served by other locations. There were no material assets or liabilities related to our discontinued operations as of December 31, 2012 or 2013. Discontinued operations were not segregated in the Consolidated Statements of Cash Flows.

Estimated Fair Value of Financial Instruments

Accounts receivable, accounts payable, and accrued liabilities as of December 31, 2012 and 2013 approximate their fair value due to the short-term maturities of these financial instruments. The carrying amounts of the long-term debt under the revolving line of credit approximates its fair value as of December 31, 2012 and 2013 due to the short term maturities of the underlying variable rate LIBOR agreements. This represents a Level 2 fair value measurement.

Recently Adopted Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendment clarifies that the scope of ASU 2011-11

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013 and should be retrospectively applied to all comparative periods presented. We have concluded that this ASU will not have a material impact on our consolidated financial statements because the Company has already implemented the provisions of ASU 2011-11 and the scope clarification does not change our position for the year ended December 31, 2013.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)”. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. We have concluded that this ASU will not have a material impact on our consolidated financial statements

In December 2013, the FASB issued ASU 2013-12, “Definition of a Public Business Entity: An Addition to the Master Glossary.” This update amends the Master Glossary of the FASB Accounting Standards Codification to include one definition of public business entity for future use in U.S. GAAP. This update also identifies the types of business entities that are excluded from the scope of the Guide. The amendment specifies that an entity that is required by the SEC to file or furnish financial statements with the SEC, or does file or furnish financial statements with the SEC, is considered a public business entity. Based on this definition we have concluded that the Company is a public business entity under the new standard. There is no effective date for the amendment however the term business public entity will be used in future Accounting Standards Updates. We have concluded that this ASU will not have a material impact on our consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of December 31,	As of December 31,
	2012	2013
Land	$66	$66
Buildings	218	218
Leasehold improvements	3,492	3,640
Furniture, fixtures and equipment	16,606	15,720
Vehicles and equipment	47,814	61,971

	68,196	81,615
Less: accumulated deprecation and amortization	(50,265)	(52,140)

	$17,931	$29,475

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

Property and equipment as of December 31, 2012 and 2013 of $38,742 and $37,360, respectively, were fully depreciated. Depreciation and amortization expense during the years ended December 31, 2011, 2012 and 2013 was $4,405, $4,637 and $8,374, respectively.

NOTE 4 – GOODWILL AND INTANGIBLES

Goodwill

The change in carrying amount of goodwill was as follows:

	Years ended December 31,
	2012	2013
Beginning balances:
Goodwill	$118,316	$119,150
Accumulated impairment losses	(70,004)	(70,004)

Net Goodwill	48,312	49,146
Goodwill from business combinations	834	182

Ending balances:
Goodwill	119,150	119,332
Accumulated impairment losses	(70,004)	(70,004)

Net Goodwill	$49,146	$49,328

No impairment of goodwill was recognized for the years ended December 31, 2011, 2012 and 2013.

Intangibles, net

The following table provides the gross carrying amount and accumulated amortization for each major class of intangibles:

	As of December 31,			As of December 31,
	2012			2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangibles:
Customer relationships	$20,439	$12,425	$8,014	$21,412	$14,403	$7,009
Covenants not-to-compete	1,021	761	260	356	160	196
Trademarks and tradenames	11,545	4,796	6,749	11,882	5,687	6,195

	$33,005	$17,982	$15,023	$33,650	$20,250	$13,400

An intangible asset impairment related to continuing operations of $1,687 and $352 for impaired customer relationships and trademarks and trade names relating to certain branch name changes is included in other operating expenses on the Consolidated Statement of Operations for the years ended December 31, 2011 and 2012, respectively. In 2011, the impairment charges also included $1,074 of impaired intangibles related to discontinued operations. There is no impairment loss for the year ended December 31, 2013.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

Amortization expense on intangible assets totaled $3,986, $3,082 and $3,057 during the years ended December 31, 2011, 2012 and 2013, respectively. Remaining estimated aggregate annual amortization expense is as follows:

2014	$2,659
2015	2,456
2016	2,113
2017	1,524
2018	1,313
Thereafter	3,335

NOTE 5 – LONG-TERM DEBT

Debt consists of the following:

	As of December 31,
	2012	2013
Revolving Lines of Credit	$17,231	$27,269

Various notes payable, maturing through December 2016; payable in various monthly installments, including interest rates ranging from 0.0% to 10.0%	660	757

	17,891	28,026
Less: current maturities	(186)	(255)

Long-term debt, less current maturities	$17,705	$27,771

We are a party to a revolving loan and security agreement with a lender (the “Credit Agreement”) (most recently amended in January, 2014). The Credit Agreement provides for a Revolving Line of Credit (the “LOC”) with a maximum limit of $50,000. The LOC is due May 4, 2016 with interest at either 1) the Eurodollar rate (“LIBOR”) or 2) the Alternate Base Rate (which approximates the Prime Rate), plus a margin based on the type of rate applied. We had $16,000 and $24,500 outstanding on the LOC at 1-month LIBOR including margin (2.25%—3.75%) as of December 31, 2012 and (2.25%) as of December 31, 2013. We also had $1,231 and $2,769 outstanding on the LOC at the Alternate Base Rate including margin (4.25%) as of December 31, 2012 and 2013, respectively.

The LOC permits borrowings based on a stated percentage of eligible accounts receivable and inventories. The borrowings on the LOC are also subject to a minimum availability reserve. We have available borrowings of $15,492 and $15,556 under our LOC as of December 31, 2012 and 2013, respectively. In addition, we are required to pay a monthly fee of 0.375% per annum on the average unused commitment under the LOC. Amounts outstanding under the Credit Agreement are collateralized by a first lien security position on all assets, including, but not limited to, all real estate, property, equipment, receivables and inventories.

The Credit Agreement also contains various restrictive non-financial covenants that include more frequent borrowing base reporting if the minimum availability falls below a certain threshold, and several limitations on specific changes that would result in incurring additional debts or pledging our assets, including restrictions on distributions to be made to our stockholders. The Credit Agreement also contains a provision that upon an event of default (as defined within the Credit Agreement), amounts outstanding under the LOC would bear interest at the rate as determined above plus 2%.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

The Credit Agreement also allows us to issue Letters of Credit not to exceed $10,000 in the aggregate. To support our insurance programs, there were outstanding Letters of Credit of $8,389, $7,278 and $7,175 as of December 31, 2011, 2012 and 2013, respectively.

IBP II was a party to a separate credit agreement with a different lender dated September 28, 2007 (as most recently amended on March 25, 2011). This credit agreement initially consisted of a revolving line of credit and a term loan. In March, 2011, certain of the then members of IBP II contributed $12,010 in the form of common members’ equity. These funds were then used to pay down amounts outstanding under the IBP II credit agreement. The IBP II credit agreement was fully repaid in connection with the Recapitalization. See Note 1, Organization and Recapitalization, for further details.

Aggregate maturities of long-term debt are as follows:

2014	255
2015	284
2016	27,487

$28,026

NOTE 6 – FAIR VALUE MEASUREMENTS

Fair Values

Fair value is the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The standard establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. During the periods presented, there were no transfers between fair value hierarchical levels.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

	Balance as of December 31, 2012	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Put option - Series A Preferred Stock	$782	$—	$—	$782
Redeemable Common Stock	17,246	—	—	17,246

Total items measured at fair value on a recurring basis	$18,028	$—	$—	$18,028

	Balance as of December 31, 2013	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Put option - Series A Preferred Stock	$490	$—	$—	$490
Redeemable Common Stock	81,010	—	—	81,010

Total items measured at fair value on a recurring basis	$81,500	$—	$—	$81,500

The following is a general description of the valuation methodologies used for liabilities and mezzanine equity (which includes preferred redeemable and common stock) items measured at fair value:

Put option – Series A Preferred Stock – We identified a certain embedded feature in the Series A Preferred Stock that was required to be bifurcated and accounted for as a derivative. The identified put option allows Series A Preferred stockholders to put their shares upon a change in control. The estimated fair value of the put option on Series A Preferred Stock is determined using our estimates of the probability of a change in control during each period the option is outstanding in combination with the accreted fair value of the Series A Preferred Stock during the option period. Those resulting probabilities are then calculated at net present value. An increase in the probability of the change in control would increase the fair value of the embedded derivative.

Redeemable Common Stock – The estimated fair value of the redeemable feature of certain shares of our outstanding common stock is determined using a combination of discounted cash flows and market multiple approach modeling. The fair value is estimated using this method to mark the Redeemable Common Stock to market at each period end. The weighted average cost of capital (“WACC”) used was approximately 13% and 18% as of December 31, 2012 and 2013, respectively, and an increase in the WACC would decrease the fair value of the Redeemable Common Stock.

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2013 were as follows (in thousands):

Balance as of January 1, 2012	$16,426
Adjustments to fair value measurement impacting the Statement of Stockholders’ Deficit and Redeemable Instruments	1,745
Adjustments to fair value measurement impacting the Statement of Operations	(143)

Balance as of January 1, 2013	18,028
Adjustments to fair value measurement impacting the Statement of Stockholders’ Deficit and Redeemable Instruments	63,764
Adjustments to fair value measurement impacting the Statement of Operations	(292)

Balance as of December 31, 2013	$81,500

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

The unrealized gain related to the put option liabilities is recorded within other (income) expense on the Consolidated Statements of Operations.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis during the years ended December 31, 2012 and 2013 are categorized based on the lowest level of significant input to the valuation. The assets were measured at fair value as our impairment assessment indicated a carrying value for each of the assets in excess of the asset’s estimated fair value. In some circumstances, the impairment assessment was performed as a result of a portion of the business being classified as a discontinued operation. Discounted cash flows, a Level 3 input, were utilized in determining estimated fair values. An intangible asset impairment related to continuing operations of $1,687 and $352 is included in net (loss) income attributable to common stockholders for the years ended December 31, 2011 and 2012, respectively. In 2011, the impairment charges also included $1,074 of impaired intangibles related to discontinued operations. There is no impairment loss for the year ended December 31, 2012 related to discontinued operations. Also, there is no impairment loss for the year ended December 31, 2013. See the “Impairment of Long-Lived Assets” caption of Note 2, Significant Accounting Policies, for more information.

NOTE 7 – STOCKHOLDERS’ DEFICIT AND REDEEMABLE INSTRUMENTS

As of December 31, 2011, we had 19,499,993 stock-split adjusted shares of common stock, authorized, issued and outstanding and 1,000 shares of Series A Preferred Stock, authorized, issued and outstanding, all with par value of $0.01.

In August 2012, we amended our Certificate of Incorporation to authorize 33,050,862 shares of Common Stock. As of December 31, 2012, we had 22,033,901 stock-split adjusted shares of common stock issued and outstanding and 1,000 shares of Series A Preferred Stock issued and outstanding all with par value of $0.01. During 2012, 2,533,908 shares of common stock were issued to the previous members of a business acquired. See Note 12, Business Combinations, for further details.

As of December 31, 2013, we had 22,033,901 stock-split adjusted shares of common stock authorized, issued and outstanding and 1,000 shares of Series A Preferred Stock, authorized, issued and outstanding, all with par value of $0.01.

Redeemable Instruments:

The Series A Preferred Stock carries an optional redemption feature and can be redeemed, at the election of the holder, any time on or after July 31, 2016, but prior to July 31, 2021, at an amount equal to $75,735, three times the original issue price of $25,245, plus accrued dividends, if any (the “Redemption Price”). If the optional redemption is exercised and we are unable to settle the obligation with the holder, then dividends accrue at a rate of 25% on the portion of shares not redeemed. We may, at its election prior to the optional redemption date, redeem the shares of Series A Preferred Stock at the Redemption Price. As the redemption of the preferred shares is dependent on the passage of time, we have elected to accrete to the Redemption Price the value of the Series A Preferred Stock using the interest method, over the period from the issuance date until the earliest redemption date (July 31, 2016). This stock was redeemed in February 2014 with proceeds from our IPO. See Note 1, Organization and Recapitalization, “2014 Initial Public Offering,” and Note 15, Subsequent Events, for further details.

One of our stockholders who owns 5,850,000 shares of Redeemable Common Stock has put rights that require us to repurchase its shares beginning in April 2019 at fair value determined at the redemption date. As the

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

redemption price is equivalent to the fair value of the instrument, we adjust the carrying value of the Redeemable Common Stock to its fair value with an adjustment to equity. We also have a right to call 975,000 of these shares, at par value, before December 31, 2014 if we redeem all of the Series A Preferred Stock prior to that date. These put and call rights terminated upon our initial public offering of common stock. The redemption of this stock resulted in conversion of mezzanine status into stockholders’ equity. See Note 15, Subsequent Events, for further information.

Upon dissolution of the Company and payment of all indebtedness to creditors, preferred stockholders are entitled to receive distributions for their preferred shares up to the Redemption Price prior to common stockholders.

NOTE 8 – EMPLOYEE BENEFITS

We participate in multiple healthcare plans, one of which is held and administered by a trust that is a related party. This plan is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual. Our healthcare benefit expense (net of employee contributions) was approximately $5,199, $5,744 and $7,954 for the years ended December 31, 2011, 2012 and 2013, respectively for all plans. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Consolidated Balance Sheets and was $663 and $913 as of December 31, 2012 and 2013, respectively.

We participate in multiple workers’ compensation plans. Under these plans, we use a high deductible program to cover losses above the deductible amount on a per claim basis. We accrue for the estimated losses occurring from both asserted and un-asserted claims. Workers’ compensation liability for premiums is included in other current liabilities on the Consolidated Balance Sheets. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of IBNR. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals.

Workers’ compensation expense totaled $3,092, $4,043 and $5,910 for the years ended December 31, 2011, 2012 and 2013, respectively. As of December 31, 2012 and 2013, respectively, workers’ compensation known claims and IBNR reserves totaled $4,570 and $5,920 and are included in both other current and other long-term liabilities on the accompanying balance sheets. Other current and other long-term liabilities also include $3,430 and $4,278 of accrued insurance reserves as of December 31, 2012 and 2013, respectively. We also had an insurance receivable for a claim that exceeded the stop loss limit and is in included in other long-term assets on the face of the Consolidated Balance Sheets. That receivable offsets an equal liability included within the reserve amount noted above and totaled $1,777 and $2,055 as of December 31, 2012 and 2013, respectively.

We also participate in various profit-sharing and 401(k) plans. Certain plans provide that eligible employees can defer a portion of their wages into the trust, subject to current Internal Revenue Code rules and limitations. We provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. During the years ended December 31, 2011, 2012 and 2013, we matched employee contributions under certain plans, resulting in administrative expenses of $95, $529 and $695, respectively.

NOTE 9 – INCOME TAXES

As part of the Recapitalization in 2011 described in Note 1, Organization and Recapitalization, both IBHL and IBHL II membership interests were contributed to the subsidiaries of IBP. The previous members are no longer

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

members of IBHL or IBHL II. Given the greater than 50% change in ownership, there was a technical termination of the partnerships, including certain lower tier partnerships under the federal tax law. The ownership change resulted in a full limitation of the net operating loss carryforward attributes of the subsidiary C-corporations. As a result, the Company wrote off the net operating loss deferred tax assets, which had been previously fully reserved.

Upon formation of IBP, we recorded a deferred tax liability (“DTL”) for the difference in the book basis and tax basis of IBP’s investment in IBP I and IBP II. The change in basis and the requirement to be taxed as a C-corporation resulted from the transfer of partnership interests at the member level. The resulting initial recognition of deferred tax assets and liabilities resulting from the Recapitalization of $11,280 has been recorded directly to equity.

Prior to this change, the subsidiary C-corporations were the only tax filing entities required to record tax expense and deferred tax assets and liabilities. As shown in the effective tax rate reconciliation, the recapitalization and change in the valuation allowance were the main drivers of the effective tax rate for 2011, which was significantly lower than the 2011 statutory tax rate and the 2012 effective tax rate.

As of December 31, 2013 our tax years for 2010, 2011, and 2012 are subject to examination by the tax authorities.

The provision for income taxes from continuing operations is comprised of:

	Years ended
	December 31,
	2011	2012	2013
Current:
Federal	$2,035	$1,213	$5,288
State	232	194	677

	2,267	1,407	5,965
Deferred:
Federal	(755)	(794)	(1,554)
State	(63)	(58)	(196)

	(818)	(852)	(1,750)

Total tax expense	$1,449	$555	$4,215

The reconciliation between our effective tax rate on (loss) income from continuing operations and the federal statutory tax rate is as follows:

	Years ended December 31,
	2011		2012		2013
Income tax at federal statuatory rate	$(2,009)	35.0%	$(1,309)	35.0%	$3,799	35.0%
Non-deductible loss from flow through entities prior to Recapitalization	888	(15.5%)	—	0.0%	—	0.0%
Loss of tax attributes resulting from Recapitalization	9,878	(172.1%)	—	0.0%	—	0.0%
Extinguishment of debt	355	(6.2%)	—	0.0%	—	0.0%
Stock Compensation	273	(4.8%)	1,581	(42.3%)	(97)	(0.9%)
Section 199 Deduction	—	0.0%	(268)	7.2%	(454)	(4.2%)
Other non-deductible expenses	76	(1.1%)	262	(7.0%)	7	0.1%
Change in valuation allowance	(8,239)	143.5%	214	(5.7%)	647	6.0%
Interest and penalties on uncertain tax positions	118	(2.1%)	56	(1.5%)	—	0.0%
State income taxes, net of federal benefit	109	(1.9%)	19	(0.5%)	313	2.9%

Total tax expense	$1,449	(25.2%)	$555	(14.8%)	$4,215	38.9%

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

Components of the net deferred tax asset or liability are as follows:

	At December 31,	At December 31,
	2012	2013
Deferred Tax Assets
Current
Accrued reserves and allowances	$705	$86
Inventories	46	55

Current deferred tax assets	751	141

Long-term
Property and equipment	—	1
Net operating loss carryforwards	688	1,297

Long-term deferred tax assets	688	1,298

Total deferred tax assets	1,439	1,439

Less: Valuation allowance	(228)	(885)

Net deferred tax assets	1,211	554

Deferred Tax Liabilities
Current
Accrued reserves and allowances	—	(29)
Other	—	(67)

Current deferred tax liabilities	—	(96)

Long-term
Property and equipment	(61)	(86)
Intangibles	(529)	(374)
Investment in partnership	(11,932)	(9,554)
Other	(64)	—

Long-term deferred tax liabilities	(12,586)	(10,014)

Total deferred tax liabilities	(12,586)	(10,110)

Net deferred tax liabilities	$(11,375)	$(9,556)

As of December 31, 2013, we have federal and state income tax net operating loss (NOL) carryforwards of $1,297. Due to the IRS Section 382 elimination of NOLs generated prior to the Recapitalization, the earliest expiration date is 2030.

Valuation Allowance

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets on a jurisdiction and by tax filing entity basis. A significant piece of objective negative evidence evaluated is cumulative losses incurred over the most recent three year period. Such objective evidence limits the ability to consider other subjective positive evidence such as our projections for future growth.

Based on this evaluation, a valuation allowance has been recorded as of December 31, 2012 and 2013 for the net deferred tax assets recorded on certain of our wholly owned subsidiaries. Such deferred tax assets relate

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

primarily to net operating losses that are not more likely than not realizable. However, the amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period change, or if objective negative evidence in the form of cumulative losses is no longer present. Additional weight may be given to subjective evidence such as our projections for growth in this situation.

Uncertain Tax Positions

We are subject to taxation in the United States and various state jurisdictions. As of December 31, 2013 our tax years for 2010, 2011, and 2012 are subject to examination by the tax authorities. We have unrecognized tax benefits related to temporary items. A rollforward of the gross unrecognized tax benefits is as follows:

Unrecognized tax benefit, January 1, 2012	$924
Increase as a result of tax positions taken during the period	945
Decrease as a result of tax positions taken during the period	(504)

Unrecognized tax benefit, December 31, 2012	1,365
Increase as a result of tax positions taken during the period	891
Decrease as a result of tax positions taken during the period	(945)

Unrecognized tax benefit, December 31, 2013	$1,311

These unrecognized benefits result from the difference in taxable income calculated at the time of the return versus calculated per the provision. We expect a reversal of approximately $891 of our unrecognized tax benefit because of unrecognized benefits relating to temporary items that will reverse in the next twelve months. $559 of the unrecognized tax benefits, if recognized, would affect the effective tax rate.

Interest expense and penalties accrued related to uncertain tax positions for the years ended December 31, 2011, 2012 and 2013 are not significant.

Determining uncertain tax positions and the related estimated amounts requires judgment and carry estimation risk. If future tax law changes or interpretations should come to light, or additional information should become known, our conclusions regarding unrecognized tax benefits may change.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company previously paid management fees to IBP Holdings, LLC for corporate support functions under a management fee agreement. These fees totaled $4,760 for the year ended December 31, 2011. As part of the Recapitalization on November 4, 2011 (see Note 1, Organization and Recapitalization), this management agreement was canceled. In December 2012, we entered into a management services and fee agreement and made a payment of $4,300 for management fees to certain related parties for management services. Pursuant to this agreement, the board of directors annually determined whether a management fee would be paid as well as the amount of that fee. The agreement was terminated on October 22, 2013.

We sell installation services to other companies related through common or affiliated ownership. We also purchase services and materials and pay rent to companies with common or related ownership.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

We lease our headquarters and other facilities from certain related parties. See Note 11, Commitments and Contingencies, for future minimum lease payments to be paid to these related parties.

For the years ended December 31, 2011, 2012 and 2013, the amount of sales to common or related parties as well as the purchases from and rent expense paid to these common or related parties are as follows:

	Years ended December 31,
	2011	2012	2013
Sales	$2,704	$1,689	$1,188
Purchases	610	3,668	10,292
Rent	158	288	671

In connection with our acquisition of TCI in 2012, we entered into a new supplier relationship wherein that supplier became a related party as a result of the acquisition. Related party purchases made from this supplier during the years ended December 31, 2012 and 2013 were $743 and $10,126, respectively, and are included in total related party purchases in the preceding table. Refer to “TCI” within Note 12, Business Combinations, for additional information on this acquisition.

We prepaid certain health insurance premiums and claims to Edwards Employee Benefits Trust, a related party to us. This Trust pays these premiums and claims to a third party on our behalf. The related party prepaid expense balance at December 31, 2012 is $396 and is included in Other Current Assets on the Consolidated Balance Sheet. There is no related party prepaid expense balance at December 31, 2013.

Pursuant to an Individual Guaranty Agreement and a Guaranty Agreement, each dated as of October 22, 2012, certain of our investors guaranteed our letter of credit reimbursement obligations to Bank of America, N.A. in connection with letters of credit issued by Bank of America, N.A. to support our workers compensation policies. Such letters of credit are currently issued under our existing credit facility and these guarantees were terminated on July 30, 2013. In addition, one of our investors guaranteed certain reimbursement obligations of ours under certain performance and licensing bonds issued by sureties on behalf of us in the ordinary course of business. These bonds are being replaced as they expire with bonds that do not require any guarantee. These obligations were not direct guarantees of us and were terminated as of January, 2014.

The Company maintains a receivable from IBP Holding Company, Inc. in the amount of approximately $600 as of December 31, 2012 and 2013. The receivable represents amounts owed to us for wages and related expenses paid by the Company during 2011 to former employees of IBP Holding Company, Inc.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

We are obligated under capital leases covering vehicles and certain equipment. Total assets relating to capital leases were $39,364 and $54,004 as of December 31, 2012 and 2013, respectively, and a total of $23,033 and $22,160 were fully depreciated as of December 31, 2012 and 2013, respectively. The vehicles and equipment leases generally have terms ranging from four to six years. The net book value of assets under capital leases was $12,694 and $23,623 as of December 31, 2012 and 2013, respectively, net of accumulated depreciation of $26,670 and $30,382, respectively. Amortization of assets held under capital leases is included with depreciation expense on the Consolidated Statements of Operations.

We also have several noncancellable operating leases, primarily for buildings, improvements, equipment, and certain vehicles. These leases generally contain renewal options for periods ranging from one to five years and require us to pay all executory costs such as property taxes, maintenance and insurance.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2013 are as follows:

	Capital leases	Operating Leases
		Related party	Other	Total Operating
2014	$8,789	$557	$4,806	$5,363
2015	7,224	495	3,197	3,692
2016	4,858	400	2,257	2,657
2017	2,566	158	1,306	1,464
2018	917	34	969	1,003
Thereafter	49	—	2,064	2,064

	24,403	$1,644	$14,599	$16,243

Less: Amounts representing interest	(2,370)

Total obligation under capital leases	22,033
Less: Current portion of capital leases	(7,663)

Long term capital lease obligation	$14,370

Total rent expense under these operating leases for the years ended December 31, 2011, 2012 and 2013 was $5,906, $6,343 and $7,171, respectively, which is included in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2011	2012	2013
Cost of Sales	$382	$435	$573
Selling	173	113	32
Administrative	5,351	5,795	6,566

Total	$5,906	$6,343	$7,171

Supply Contract Commitments

As of December 31, 2012 and 2013, we had two product supply contracts with minimum purchase requirements at market rates. Our obligations for the contract extending through December 31, 2014 are shown in the table below. Our obligations for the contract extending through August 31, 2017 is based on quantity without a specific rate applied and therefore is not quantifiable. The contract commitments are disclosed in the table below. We expect our quantity purchases to exceed the minimum quantity commitments for all years covered by the contracts. Actual purchases made under the contracts for the years ended December 31, 2012 and 2013 were $13,804 and $25,884, respectively. Purchase obligations under the contracts as of December 31, 2013 were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Purchase Obligations	$5,000	$5,000	$—	$—	$—

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

Other Commitments and Contingencies

A class action lawsuit was filed in February, 2013 and an amended complaint was filed in May, 2013 in the Superior Court of King County, Washington, involving Installed Building Products II, LLC alleging violations of Washington State wage and hour laws for failure to pay prevailing and minimum wage and overtime wages. The plaintiffs are former insulation installers for Installed Building Products II, LLC, one of our subsidiaries, in Washington who seek to represent all similarly situated workers. They seek all unpaid wages, along with litigation costs and fees.

A lawsuit was filed in July, 2013 in federal court in the Middle District of Tennessee against one of our subsidiaries, TCI Contracting, LLC (“TCI”) d/b/a Installed Building Products of Nashville, alleging unpaid overtime and failure to pay lawful wages under federal law, Tennessee common law and in unjust enrichment and in breach of an alleged contract. The named plaintiffs are former insulation installers in Nashville. The plaintiffs seek to have this case certified as a collective action under the Federal Fair Labor Standards Act and as a class action under Tennessee law. They seek reimbursement of the overtime wages for all time worked over forty hours each week, as well as liquidated damages and litigation costs and fees.

Both lawsuits were settled, with the lawsuit in Washington subject to court approval, in January 2014 for a total cost of approximately $1,407, and are included in administrative expenses on our Consolidated Statement of Operations for the year ended December 31, 2013. As of December 31, 2013, $1,200 of this cost is recorded as an accrued expense included in other current liabilities on our Consolidated Balance Sheet.

From time to time, various claims and litigation are asserted or commenced against us principally arising from contractual matters and personnel and employment disputes. In determining loss contingencies, management considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that such a liability has been incurred and when the amount of loss can be reasonably estimated. It is not certain that we will prevail in these matters. However, we do not believe that the ultimate outcome of any pending matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 12 – BUSINESS COMBINATIONS

As part of our ongoing strategy to increase market share in certain markets, we acquired TCI and Accurate Building Products Inc. (“Accurate”) during the year ended December 31, 2012. We acquired Ace Insulation (“Ace”) and KMB Contracting Services, Inc. (“KMB”) during the year ended December 31, 2013.

TCI

On August 31, 2012 we acquired 100% of the outstanding membership interest of TCI and 87.5% of the issued and outstanding capital stock of a subsidiary of TCI. Simultaneous with the purchase of TCI, IBP purchased the remaining 12.5% of issued and outstanding capital stock of the subsidiary for $571, which was paid in the form of a seller note.

The purchase price consisted of 11.5% (or 2,533,908 shares, which is the number of shares after a 19.5-for-one stock split of our common stock) of IBP common stock, which was valued at $4,100 at the date of the transaction. See Note 1, Organization and Recapitalization, “2014 Initial Public Offering (IPO),” for further information on the stock split.

The results of operations of the business and its subsidiary are included in the Consolidated Financial Statements from August 31, 2012, the date of acquisition. The revenue and net loss of TCI since the acquisition date included in our Consolidated Statement of Operations for the year ended December 31, 2012 were $12,354 and ($1,144), respectively.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

Accurate

On November 16, 2012, we acquired 100% of the membership interests of Accurate. The purchase price consisted of cash of $1,198 and a note for $80. The revenue and net income of Accurate since the date of acquisition included in our Consolidated Statement of Operations for the year ended December 31, 2012 were $1,743 and $126, respectively.

Ace

On March 16, 2013 we acquired 100% of the membership interests of Ace. The purchase price consisted of cash of $687 and a note for $300. It is impracticable for us to determine the revenue and net income (loss) of Ace since the acquisition date included in our Consolidated Statement of Operations for the year ended December 31, 2013 because Ace was combined with another existing branch. We are unable to differentiate the results of operations between Ace and the existing branch after the combination.

KMB

On November 1, 2013 we acquired 100% of the membership interests of KMB. The purchase price consisted of cash of $494 and a seller obligation of $80. It is impracticable for us to determine the revenue and net income (loss) of KMB since the acquisition date included in our Consolidated Statement of Operations for the year ended December 31, 2013 because KMB was combined with another existing branch. We are unable to differentiate the results of operations between KMB and the existing branch after the combination.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions approximated the following:

	TCI	Accurate	ACE	KMB
Cash	$317	$58	$—	$—
Accounts receivable	3,880	1,606	213	—
Inventory	1,984	564	14	54
Note receivable	—	171	—	—
Other current assets	244	47	—	37
Property and equipment	285	183	263	75
Intangibles	4,390	1,123	1,106	226
Goodwill	834	—	—	182
Accounts payable and accrued expenses	(5,815)	(2,037)	(609)	—
Deferred tax liability	(1,387)	—	—	—
Long-term debt	(61)	(437)	—	—

Total purchase price	$4,671	$1,278	$987	$574

Fair value of common stock issued	$4,100	$—	$—	$—
Seller obligations	571	80	300	80
Cash paid	—	1,198	687	494

Total purchase price	$4,671	$1,278	$987	$574

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

Estimates of acquired intangible assets related to the acquisitions are as follows:

	TCI		Accurate		Ace		KMB
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Customer relationships	$2,500	10	$741	10	$826	10	$146	10
Trademarks and trade names	1,820	8	247	15	280	15	58	15
Non-competition agreements	70	2	135	3	—	—	22	5

Pro Forma Information (unaudited)

The unaudited pro forma information has been prepared as if the 2012 acquisitions had taken place on January 1, 2011 and the 2013 acquisitions had taken place on January 1, 2012. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2012 and 2011, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	Pro Forma for the years ended December 31,
	2011	2012	2013

Net revenue	$277,834	$334,885	$432,569
Net (loss) income	(13,951)	(3,499)	5,925
Net income (loss) attributable to common shareholders	68,657	(9,028)	(298)
Net income (loss) per share attributable to common shareholders (basic and diluted)	3.12	(0.41)	(0.01)

Unaudited pro forma net (loss) income has been calculated after adjusting our consolidated results to reflect additional intangible asset amortization expense of $648, $567 and $17 for the years ended December 31, 2011, 2012 and 2013, respectively.

NOTE 13 – DISCONTINUED OPERATIONS

During the year ended December 31, 2011, we made the decision to close the following six branches: Tyler, Texas; Augusta, Georgia; Jacksonville, Florida; Salt Lake City, Utah; Philadelphia, Pennsylvania; and Phoenix, Arizona. During the year ended December 31, 2012, we made the decision to close our branches in Erie, Pennsylvania and Knoxville, Tennessee. During the year ended December 31, 2013, we made the decision to close our branches in Oklahoma City, Oklahoma and Williston, North Dakota along with our distribution facility in Hebron, Ohio. We have presented the operations of these closed branches as discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2011, 2012 and 2013.

All closures made during the years ended December 31, 2011, 2012 and 2013 were made in order to optimize capital and resource allocations and enhance our financial position. We have no continuing involvement with or cash flows from the closed branches. Further, the customers associated with closed branches and other

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

discontinued operations will not be served by other branches. A summary of operations we discontinued in these markets for the years ended December 31, 2011, 2012 and 2013 is as follows:

	Years ended December 31,
	2011	2012	2013
Net revenue	$9,574	$4,020	$765
(Loss) income from discontinued operations, before income taxes	(2,455)	3,835	(960)
Income tax benefit (expense)	660	(1,447)	362

(Loss) income from discontinued operations, after tax	$(1,795)	$2,388	$(598)

For the year ended December 31, 2012, pre-tax net income from discontinued operations includes a gain of $4,500 relating to a payment received for a cancelled vendor contract at one of our closed operations.

NOTE 14 – INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. As IBP only had common shares outstanding subsequent to the Recapitalization on November 4, 2011, the weighted average shares outstanding for 2011 assumed the shares issued at the date of the Recapitalization were issued and outstanding for the full year.

Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common share equivalents outstanding for the period, determined using the treasury stock method. There were no common stock equivalents with a dilutive effect during the years ended December 31, 2011, 2012 and 2013 and therefore, basic and diluted net income (loss) per share were the same for all periods presented. Income (loss) attributable to common stockholders includes the accretion of Series A Preferred Stock in 2011 and 2012 and the accretion of Pre-Recapitalization Preferred Units and the gain on extinguishment of Pre-Recapitalization Preferred Units in 2011.

NOTE 15 – SUBSEQUENT EVENTS

We have evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2013 through the date on which the financial statements were issued for items that should be recognized or disclosed in these Consolidated Financial Statements. We have concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as described below.

Two lawsuits were filed in 2013 against two of our subsidiaries, TCI Contracting, LLC (“TCI”) d/b/a Installed Building Products of Nashville, and Installed Building Products II, LLC, alleging failure to pay lawful wages. Both lawsuits were settled in January, 2014 for a total cost of approximately $1,407, included in administrative expenses on our Consolidated Statement of Operations for the year ended December 31, 2013. We paid approximately $200 of these costs in 2013 and recorded a liability for $1,200 as of December 31, 2013, which represents the unpaid portion as of that date. See Note 11, Commitments and Contingencies, for more information.

On January 30, 2014 the Board of Directors authorized an increase in the number of shares of Common Stock to 100,000,000 at a par value of $0.01 and an increase in the number of shares of Preferred stock to 5,001,000 at a par value of $0.01, 1,000 of which are designated as Series A Preferred Stock. On the same date, the Board of

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

Directors approved a 19.5-for-one stock split of the Company’s common stock, which became effective on February 10, 2014. The effect of the split on authorized, issued and outstanding shares and loss (income) per common share has been retroactively applied to all periods presented.

On February 19, 2014, we completed an initial public offering (“IPO”) of our common stock. Immediately prior to the IPO, we executed a 19.5-for-one stock split of our common stock. The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented. We used $6,597 of the proceeds from our IPO to pay underwriting fees, $75,735 to redeem our Redeemable Preferred Stock and $11,910 to pay down our revolving credit facility. See Note 1, Organization, for further details of our IPO and Note 7, Stockholders’ Deficit and Redeemable Instruments, for further details on impacts to equity.

On March 24, 2014 we acquired the assets of U.S. Insulation Corp. (“U.S. Insulation”) for total consideration of $2,444. The initial accounting for the business combination is not yet complete at the time the financial statements are issued. As a result, disclosures required under ASC 805-10-50-2 (h) cannot be made at this time.

NOTE 16 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited quarterly financial results for 2012 and 2013 is as follows:

2012

	March 31	June 30	September 30	December 31(a)	Total Year
Net sales	$61,375	$68,173	$80,307	$91,398	$301,253
Gross profit	14,828	17,145	20,266	21,804	74,043
(Loss) income from continuing operations	(2,075)	(5,623)	1,029	2,375	(4,294)
Net (loss) income	(2,273)	(5,624)	898	5,093	(1,906)
Net (loss) income attributable to common stockholders	(3,595)	(6,985)	(504)	3,649	(7,435)

Net (loss) income per share (basic and diluted):
(Loss) income per share from continuing operations attributable to common stockholders	$(0.17)	$(0.36)	$(0.02)	$0.04	$(0.49)
(Loss) income per share attributable to common stockholders	$(0.18)	$(0.36)	$(0.02)	$0.17	$(0.37)

2013

	March 31	June 30	September 30	December 31	Total Year
Net sales	$91,962	$104,686	$115,951	$119,330	$431,929
Gross profit	22,274	26,255	29,949	31,210	109,688
(Loss) income from continuing operations	(243)	1,436	3,068	2,377	6,638
Net (loss) income	(530)	1,226	2,967	2,377	6,040
Net (loss) income attributable to common stockholders	(2,017)	(306)	1,389	751	(183)

Net (loss) income per share (basic and diluted):
(Loss) income per share from continuing operations attributable to common stockholders	$(0.08)	$—	$0.07	$0.03	$0.02
(Loss) income per share attributable to common stockholders	$(0.09)	$(0.01)	$0.07	$0.03	$(0.01)

(a)	We recorded a net gain on litigation settlement of $6,975 in this quarter related to a class action lawsuit in which we were one of the plaintiffs. We also recorded a gain of $4,500 in discontinued operations as a result of terminating a regrinding materials contract due to discontinuing a regrinding operation.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

Earnings-per-share amounts are computed independently each quarter for net (loss) income from continuing operations, net (loss) income from discontinued operations and net (loss) income attributable to common shareholders. As a result, the sum of each quarter’s per-share amount may not equal the total per-share amount for the respective year, and the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net (loss) income attributable to common shareholders for the respective quarters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2013.

Although we did not engage our independent registered public accounting firms to conduct an audit of our internal control over financial reporting, in connection with the audits of our consolidated financial statements as of and for the years ended December 31, 2011, 2012, and 2013, our independent registered public accounting firms informed us that they identified a material weakness and significant deficiencies relating to our internal control over financial reporting under standards established by the PCAOB. The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the identified material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 because we view our internal control over financial reporting as an integral part of our disclosure controls and procedures.

The material weakness identified by our independent registered public accounting firms related to adjustments made in connection with their audits to our financial statements in the areas of income taxes, self-insurance reserves, stock-based compensation, accounts payable, discontinued operations, derivative accounting and lease accounting, and resulted primarily from insufficient personnel within our organization possessing an appropriate level of knowledge, experience and training with regard to complex transactions and technical accounting matters, particularly as they relate to public companies. The material weakness resulted in a number of audit adjustments to our financial statements for the periods that were the subject of these audits.

Remedial actions

We have taken and will take a number of actions to remediate this material weakness including, but not limited to, the actions outlined below in connection with adjustments made in each of the specified areas:

•	Income taxes - we have engaged an external accounting firm to review our quarterly and annual tax calculations and we plan to hire additional finance personnel to provide internal expertise;

•	Self-insurance reserves - we have instituted a more thorough monthly review of our incurred but not reported (IBNR) reserve and hired an external actuarial firm to perform a semi-annual actuarial analysis of our insurance reserves;

•	Stock-based compensation - we have instituted policies and procedures by which the compensation committee of our board of directors, in coordination with management, will review and approve all future equity awards;

•	Accounts payable, discontinued operations and lease accounting - we have revised our accounting policies and instituted additional monthly and quarterly review procedures; and

•	Derivative accounting - we have engaged an external accounting firm to assist us in identifying and properly accounting for derivative features when derivatives may exist.

In addition, we (i) have hired a Manager of Financial Reporting, who has public company accounting and reporting experience, (ii) intend to recruit additional finance personnel with public company accounting and reporting expertise, and (iii) have instituted a Sarbanes-Oxley Act compliance program that will strengthen our internal control over financial reporting. In addition, under the direction of the audit committee of our board of directors, we will continue to develop and implement policies and procedures to improve the overall effectiveness of internal control over financial reporting. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. We cannot assure you, however, when we will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions.

(b) Management’s Report on Internal Control over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

(c) Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders (“2014 Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013 and is incorporated herein by reference.

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of business conduct and ethics is posted on the investor relations page on our website which is located at http://investors.installedbuildingproducts.com. We will post any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website.

Item 11. Executive Compensation

The information required by this item will be set forth under the headings “Compensation of our Executive Officers and Directors,” “Compensation Committee Report” (which information shall be deemed furnished in this Form 10-K) and “Compensation Committee Interlocks and Insider Participation” in our 2014 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2014 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2014 Proxy Statement and is incorporated herein by reference.

Item  14. Principal Accounting Fees and Services

The information required by this item will be set forth under the heading “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in our Proxy Statement and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedule

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements: The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, and the Reports of Independent Registered Public Accounting Firm for Installed Building Products, Inc. are presented in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

2. Financial Schedules: All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

3. Exhibits: A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits and is incorporated by reference.

(b) See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2014

INSTALLED BUILDING PRODUCTS INC.
By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey W. Edwards Jeffrey W. Edwards	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 28, 2014

/s/ Michael T. Miller Michael T. Miller	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 28, 2014

/s/ Margot L. Carter Margot L. Carter	Director	March 28, 2014

/s/ Lawrence A. Hilsheimer Lawrence A. Hilsheimer	Director	March 28, 2014

/s/ Janet E. Jackson Janet E. Jackson	Director	March 28, 2014

/s/ J. Michael Nixon J. Michael Nixon	Director	March 28, 2014

/s/ Steven G. Raich Steven G. Raich	Director	March 28, 2014

/s/ Michael H. Thomas Michael H. Thomas	Director	March 28, 2014

INDEX TO EXHIBITS

Filed or Furnished With this Form 10-K for the Year Ended December 31, 2013

Exhibit Number	Description	Incorporation by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit(s)	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Installed Building Products, Inc.	8-K	001-36307	3.1	02/25/2014

3.2	Amended and Restated Bylaws of Installed Building Products, Inc.	S-1 Amend. No. 2	333-193247	3.4	02/03/2014

4.1	Form of Common Stock Certificate of Installed Building Products, Inc.	S-1 Amend. No. 1	333-193247	4.1	01/27/2014

4.2	Rights Agreement, dated as of November 4, 2011, by and among OCM IBP Holdings, Inc., CCIB Holdco, Inc. and Cetus Capital II, LLC.	S-1	333-193247	4.2	01/09/2014

4.3	Recapitalization and Exchange Agreement by and between CCIB Holdco, Inc. and Cetus Capital II, LLC, dated as of November 4, 2011.	S-1 Amend. No. 1	333-193247	4.7	01/27/2014

4.4	Registration Rights Agreement dated as of November 6, 2013 by and among Installed Building Products, Inc., Cetus Capital II, LLC, IBP Investment Holdings, LLC, IBP Management Holdings, LLC and TCI Holdings, LLC.	S-1	333-193247	4.3	01/09/2014

4.5	Amendment No. 1 to the Recapitalization and Exchange Agreement, dated as of January 27, 2014.	S-1 Amend. No. 1	333-193247	4.8	01/27/2014

10.1	Contribution and Exchange Agreement, dated as of November 4, 2011, by and among CCIB Holdco, Inc., IBHL A Holding Company, Inc., IBHL B Holding Company, Inc. and IBP Holdings, LLC.	S-1	333-193247	10.12	01/09/2014

10.2	Membership Interest Purchase Agreement, dated as of August 31, 2012, by and among Installed Building Products, LLC, CCIB Holdco, Inc., and GNV Holdings, LLC (now known as TCI Holdings, LLC).	S-1	333-193247	10.13	01/09/2014

Exhibit Number	Description	Incorporation by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit(s)	Filing Date

10.3	Management Services and Fee Agreement, dated as of December 18, 2012, among Littlejohn Managers, LLC, Jeff Edwards, IBP Holding Company, GNV Holdings, LLC (now known as TCI Holdings, LLC) and CCIB Holdco, Inc.#	S-1	333-193247	10.14	01/09/2014

10.4	Termination of Management Services and Fee Agreement, dated November 22, 2013.#	S-1	333-193247	10.5	01/09/2014

10.5	Loan and Security Agreement with Bank of America, N.A., dated as of November 4, 2011.	S-1	333-193247	10.2	01/09/2014

10.6	First Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of April 20, 2012.	S-1	333-193247	10.3	01/09/2014

10.7	Second Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of August 31, 2012.	S-1	333-193247	10.4	01/09/2014

10.8	Third Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of October 22, 2012.	S-1	333-193247	10.5	01/09/2014

10.9	Fourth Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of December 21, 2012.	S-1	333-193247	10.6	01/09/2014

10.10	Fifth Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of July 30, 2013.	S-1	333-193247	10.7	01/09/2014

10.11	Sixth Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of January 27, 2014.	S-1 Amend. No. 2	333-193247	10.22	02/03/2014

10.12	Form of Indemnification Agreement for directors and officers.#	S-1 Amend. No. 1	333-193247	10.1	01/27/2014

10.13	Employment Agreement, dated as of November 1, 2013, by and between Installed Building Products, Inc. and Jeff Edwards.#	S-1	333-193247	10.20	01/09/2014

10.14	Installed Building Products, Inc. 2014 Omnibus Incentive Plan.#	S-1 Amend. No. 1	333-193247	10.21	01/27/2014

Exhibit Number	Description	Incorporation by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit(s)	Filing Date

21.1	List of Subsidiaries of Installed Building Products, Inc.	S-1 Amend. No. 1	333-193247	21.1	01/27/2014

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

#	Indicates management contract or compensatory plan.