Form 10-Q
period 2014-03-31
Installed Building Products, Inc.
filed 2014-05-14
CIK 1580905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

On May 7, 2014 the registrant had 30,601,401 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash	$5,150	$4,065
Restricted cash	1,708	1,708
Accounts receivable (less allowance for doubtful accounts of $2,094 and $1,738 at March 31, 2014 and December 31, 2013, respectively)	57,970	58,351
Accounts receivable, related parties	461	475
Inventories	21,232	19,731
Income taxes receivable	174	41
Deferred offering costs	—	5,156
Other current assets	4,576	5,985

Total current assets	91,271	95,512
Property and equipment, net	32,702	29,475
Non-current assets
Goodwill	50,545	49,328
Intangibles, net	13,551	13,400
Other non-current assets	3,900	3,355

Total non-current assets	67,996	66,083

Total assets	$191,969	$191,070

LIABILITIES, REDEEMABLE INSTRUMENTS AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$268	$255
Current maturities of capital lease obligations	8,277	7,663
Accounts payable	43,488	40,114
Accounts payable, related parties	1,076	539
Accrued compensation	7,806	8,942
Other current liabilities	6,474	6,930

Total current liabilities	67,389	64,443
Long-term debt	19,107	27,771
Capital lease obligations, less current maturities	16,109	14,370
Put option—Redeemable Preferred Stock	—	490
Deferred income taxes	9,967	9,571
Other long-term liabilities	10,352	9,006

Total liabilities	122,924	125,651
Commitments and contingencies
Redeemable Preferred Stock; $0.01 par value: 0 and 1,000 authorized, issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	55,838
Redeemable Common Stock; $0.01 par value: 0 and 5,850,000 authorized, issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	81,010
Stockholders’ equity (deficit)
Common Stock; $0.01 par value: 100,000,000 and 27,200,862 authorized, 30,601,401 and 16,183,901 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	306	162
Additional paid in capital	139,957	—
Accumulated deficit	(71,218)	(71,591)

Total stockholders’ equity (deficit)	69,045	(71,429)

Total liabilities, redeemable instruments and stockholders’ equity (deficit)	$191,969	$191,070

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended
	March 31,
	2014	2013
Net revenue	$105,946	$91,962
Cost of sales	79,541	69,688

Gross profit	26,405	22,274
Operating expenses
Selling	6,470	5,752
Administrative	18,361	15,446
Amortization	697	791

Operating income	877	285
Other expense (income)
Interest expense	588	462
Other	(462)	71

	126	533
Income (loss) before income taxes	751	(248)
Income tax provision (benefit)	350	(5)

Net income (loss) from continuing operations	401	(243)
Discontinued operations
Loss from discontinued operations	45	287
Income tax provision	(17)	—

Loss from discontinued operations, net of income taxes	28	287

Net income (loss)	$373	$(530)
Accretion charges on Redeemable Preferred Stock	(19,897)	(1,487)

Net loss attributable to common shareholders	$(19,524)	$(2,017)

Weighted average shares outstanding (basic and diluted)	25,841,679	22,033,901
Net loss per share (basic and diluted)
Loss per share from continuing operations attributable to common stockholders (basic and diluted)	$(0.75)	$(0.08)
Loss per share from discontinued operations attributable to common stockholders (basic and diluted)	(0.01)	(0.01)

Loss per share attributable to common stockholders (basic and diluted)	$(0.76)	$(0.09)

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE INSTRUMENTS

(UNAUDITED)

(in thousands, except share amounts)

			Additional			Redeemable
	Common Stock		Paid In	Accumulated	Stockholders’	Preferred Stock		Common Stock
	Shares	Amount	Capital	Deficit	Deficit	Shares	Amount	Shares	Amount
BALANCE—January 1, 2013	16,183,901	$162	$3,959	$(11,603)	$(7,482)	1,000	$49,615	5,850,000	$17,246

Net loss				(530)	(530)
Accretion of Redeemable Preferred to Redemption Value			(1,487)		(1,487)		1,487
Adjustments to Redeemable Common Stock fair value measurement			(2,472)	(24,233)	(26,705)				26,705

BALANCE—March 31, 2013	16,183,901	$162	$—	$(36,366)	$(36,204)	1,000	$51,102	5,850,000	$43,951

			Additional			Redeemable
	Common Stock		Paid In	Accumulated	Stockholders’	Preferred Stock		Common Stock
	Shares	Amount	Capital	Deficit	(Deficit) Equity	Shares	Amount	Shares	Amount
BALANCE—January 1, 2014	16,183,901	$162	$—	$(71,591)	$(71,429)	1,000	$55,838	5,850,000	$81,010

Net income				373	373
Initial Public Offering (IPO)	8,567,500	86	78,902		78,988
Redemption of Redeemable Preferred Stock						(1,000)	(75,735)
Termination of Redemption Feature upon IPO	5,850,000	58	89,309		89,367			(5,850,000)	(89,367)
Accretion of Redeemable Preferred to Redemption Value			(19,897)		(19,897)		19,897
Adjustments to Redeemable Common Stock fair value measurement			(8,357)		(8,357)				8,357

BALANCE—March 31, 2014	30,601,401	$306	$139,957	$(71,218)	$69,045	—	$—	—	$—

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$5,030	$(8,555)

Cash flows from investing activities
Restricted cash	—	95
Purchases of property and equipment	(749)	(635)
Acquisitions of businesses	(2,006)	(687)
Proceeds from sale of property and equipment	160	112

Net cash used in investing activities	(2,595)	(1,115)

Cash flows from financing activities
Proceeds from issuance of common stock, net of costs	87,645	—
Redemption of Redeemable Preferred Stock	(75,735)	—
(Payments) proceeds from revolving line of credit, net	(8,714)	9,965
Principal payments on long term debt	(296)	(46)
Payments on capital lease obligations	(2,120)	(1,141)
Payments for deferred offering costs	(2,130)	—

Net cash (used in) provided by financing activities	(1,350)	8,778

Net change in cash	1,085	(892)
Cash at beginning of period	4,065	3,898

Cash at end of period	$5,150	$3,006

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$313	$199
Income taxes, net of refunds	467	4,157
Supplemental disclosure of noncash investing and financing activities
Vehicles capitalized under capital leases and related lease obligations	4,633	2,991
Note payable issued in connection with acquisition of business	—	300
Unpaid offering costs	2,085	—

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 1 – ORGANIZATION

Installed Building Products, Inc. (“IBP”), a Delaware corporation formed on October 28, 2011, and its subsidiaries (collectively referred to as the “Company” and “we”, “us” and “our”), primarily install insulation, garage doors, rain gutters, shower doors, closet shelving and mirrors, and other products for residential and commercial builders located in the continental United States. The non-controlling interest relating to majority owned subsidiaries is not significant for presentation. IBP operates in over 100 locations within the continental United States and its corporate office is located in Columbus, Ohio.

We have one operating segment and a single reportable segment. Substantially all of our sales come from service based installation of various products in the existing and new residential and commercial construction end markets. Each of our branches has the capacity to serve all of our end markets. For the three months ended March 31, 2014, 88.1% of our net revenue was attributable to new and existing residential construction, with the remaining 11.9% attributable to commercial construction. For the three months ended March 31, 2013, 87.9% of our net revenue was attributable to new and existing residential construction, with the remaining 12.1% attributable to commercial construction.

2014 Initial Public Offering (“IPO”)

On February 10, 2014, in anticipation of the IPO, we executed a 19.5-for-one stock split of our common stock which was originally a total of 1,129,944 shares of common stock issued and outstanding. The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented. Following the split we had 22,033,901 stock-split adjusted shares of common stock issued and outstanding.

On February 19, 2014, we completed an IPO of our common stock, which resulted in the sale of 8,567,500 shares, bringing the total number of shares issued and outstanding as of March 31, 2014 to 30,601,401. We received total proceeds from the IPO of $87,645 after excluding underwriter discounts and commissions of $6,597, based upon the price of $11.00 per share. We used $75,735 of the proceeds from our IPO to redeem our Redeemable Preferred Stock and $11,910 to pay down our revolving credit facility. The common stock is listed on The New York Stock Exchange under the symbol “IBP.” See Note 6, Stockholders’ Equity (Deficit) and Redeemable Instruments, for further information.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include all wholly owned subsidiaries and majority owned subsidiaries. The non-controlling interest relating to majority owned subsidiaries is not significant for presentation. All intercompany accounts and transactions have been eliminated.

The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2013 consolidated financial statements and the notes thereto included in Part

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

II, Item 8. Financial Statements and Supplementary Data, of our Annual Report on Form 10-K as filed with the SEC on March 28, 2014. The December 31, 2013 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. Unless otherwise indicated, all amounts are in thousands except share and per share amounts.

Our interim operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected in future operating quarters. See Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for additional information regarding risk factors that may impact our results.

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, describe the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2014.

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, valuation allowance on deferred tax assets, intangible assets and other long-lived assets, share based compensation, reserves for general liability, workers’ compensation, and medical insurance, as well as common stock and redeemable preferred stock prior to our IPO. Management believes the accounting estimates are appropriate and reasonably determined; however, due to the inherent uncertainties in making these estimates, actual amounts could differ from such estimates.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $343 and $385 for the three months ended March 31, 2014 and 2013, respectively, and is included in selling expense on the Condensed Consolidated Statements of Operations.

Deferred Offering Costs

Included on the Condensed Consolidated Balance Sheet at December 31, 2013 are deferred expenses related to our IPO totaling $5,156. See Note 1, Organization, for further details of our IPO. These deferred expenses were charged against equity upon the completion of the IPO in accordance with U.S. GAAP. As of March 31, 2014, we charged total offering costs of $8,661 against equity.

Recently Adopted Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendment clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

similar agreement. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013 and should be retrospectively applied to all comparative periods presented. We have concluded that this ASU has not had a material impact on our consolidated financial statements because the scope clarification does not change our position for the three months ended March 31, 2014.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. We are still evaluating whether this ASU will have a material impact on our consolidated financial statements.

NOTE 3 – GOODWILL AND INTANGIBLES

Goodwill

During the three months ended March 31, 2014, goodwill increased $1,217 as a result of our acquisition of U.S. Insulation Corp. (“U.S. Insulation”). See Note 11, Business Combinations, for more information. Goodwill did not change during the three months ended March 31, 2013.

We test goodwill for impairment annually during the fourth quarter of our fiscal year or at an earlier date if there is an impairment indicator. We tested goodwill for impairment as of October 1, 2013. No impairment was recognized during either of the three month periods ended March 31, 2014 and 2013.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Intangibles, net

The following table provides the gross carrying amount and accumulated amortization for each major class of intangibles:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$21,958	$(14,839)	$7,119	$21,412	$(14,403)	$7,009
Covenants not-to-compete	426	(180)	246	356	(160)	196
Trademarks and tradenames	12,098	(5,912)	6,186	11,882	(5,687)	6,195

	$34,482	$(20,931)	$13,551	$33,650	$(20,250)	$13,400

Amortization expense on intangible assets totaled $697 and $791 during the three months ended March 31, 2014 and 2013, respectively. Remaining estimated aggregate annual amortization expense is as follows (amounts are for the fiscal year ended):

Remainder of 2014	$2,035
2015	2,543
2016	2,199
2017	1,610
2018	1,399
Thereafter	3,765

NOTE 4 – LONG-TERM DEBT

Debt consists of the following:

	March 31,	December 31,
	2014	2013
Revolving Line of Credit	$18,555	$27,269
Various notes payable, maturing through December 2016; payable in various monthly installments, including interest rates ranging from 0.0% to 10.0%	820	757

	19,375	28,026
Less: current maturities	(268)	(255)

Long-term debt, less current maturities	$19,107	$27,771

We are a party to a revolving loan and security agreement with a lender (the “Credit Agreement”) (most recently amended on January 27, 2014). The Credit Agreement provides for a Revolving Line of Credit (the “LOC”) with a maximum limit of $50,000. The LOC is due May 4, 2016 with interest at either 1) the Eurodollar rate (“LIBOR”) or 2) the Alternate Base Rate (which approximates the Prime Rate), plus a margin based on the type of rate applied. We had $16,000 and $24,500 outstanding on the LOC at 1-month LIBOR including margin (2.25%) as of March 31, 2014 and December 31, 2013, respectively. We also had $2,555 and $2,769 outstanding on the LOC at the Alternate Base Rate including margin (4.25%) as of March 31, 2014 and December 2013, respectively.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The LOC permits borrowings based on a stated percentage of eligible accounts receivable and inventories. The borrowings on the LOC are also subject to a minimum availability reserve. We had additional available borrowings of $21,101 and $15,556 under our LOC as of March 31, 2014 and December 31, 2013, respectively. In addition, we are required to pay a monthly fee of 0.375% per annum on the average unused commitment under the LOC. Amounts outstanding under the Credit Agreement are collateralized by a first lien security position on all assets, including, but not limited to, all real estate, property, equipment, receivables and inventories.

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

The Credit Agreement also allows us to issue Letters of Credit not to exceed $10,000 in the aggregate. To support our insurance programs, there were outstanding Letters of Credit of $7,175 as of March 31, 2014 and December 31, 2013, respectively.

NOTE 5 – FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Accounts receivable, accounts payable, and accrued liabilities as of March 31, 2014 and December 31, 2013 approximate their fair value due to the short-term maturities of these financial instruments. The carrying amounts of the long-term debt under the LOC approximates its fair value as of March 31, 2014 and December 31, 2013 due to the short term maturities of the underlying variable rate LIBOR agreements. This represents a Level 2 fair value measurement.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. During the periods presented, there were no transfers between fair value hierarchical levels.

Our Redeemable Preferred Stock was redeemed in February 2014 with proceeds from our IPO, eliminating the associated Put Option. In addition, the redeemable feature of our Redeemable Common Stock was terminated upon the IPO. See Note 1, Organization, “2014 Initial Public Offering,” for further information. As such, corresponding fair values are zero as of March 31, 2014.

	December 31, 2013	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Put option—Redeemable Preferred Stock	$490	$—	$—	$490
Redeemable Common Stock	81,010	—	—	81,010

Total items measured at fair value on a recurring basis	$81,500	$—	$—	$81,500

The following is a general description of the valuation methodologies used for liabilities and mezzanine equity (which includes preferred redeemable and common stock) items measured at fair value as of December 31, 2013:

Put option – Redeemable Preferred Stock – We identified a certain embedded feature in the Redeemable Preferred Stock that was required to be bifurcated and accounted for as a derivative. The identified put option allowed Redeemable Preferred stockholders to put their shares upon a change in control. The estimated fair value of the put option on Redeemable Preferred Stock was determined using our estimates of the probability of a change in control during each period the option was outstanding in combination with the accreted fair value of the Redeemable Preferred Stock during the option period. Those resulting probabilities would then be calculated at net present value.

Redeemable Common Stock – The estimated fair value of the redeemable feature of certain shares of our outstanding common stock was determined using a combination of discounted cash flows and market multiple approach modeling. The fair value was estimated using this method to mark the Redeemable Common Stock to market at each period end. The weighted average cost of capital (“WACC”) used was approximately 18% as of December 31, 2013.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 were as follows (in thousands):

Balance as of December 31, 2013	$81,500
Adjustments to fair value measurement impacting the Statement of Stockholders’ Deficit and Redeemable Instruments	8,357
Adjustments to fair value measurement impacting the Statement of Operations	(490)
Termination of Redemption Feature on common stock and Put Option	(89,367)

Balance as of March 31, 2014	$—

The unrealized gain related to the put option liabilities is recorded within other (income) expense on the Condensed Consolidated Statements of Operations.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE INSTRUMENTS

In anticipation of our IPO, we amended our Certificate of Incorporation on February 10, 2014 to, among other things, authorize additional shares of common and preferred stock. Following our IPO, on February 25, 2014, we further amended our Certificate of Incorporation to delete references to the Redeemable Preferred Stock, all of which was repurchased with proceeds from our IPO and subsequently retired and cancelled. As of March 31, 2014, we had 100,000,000 shares of common stock authorized and 30,601,401 issued and outstanding, as well as 5,000,000 shares of preferred stock authorized with zero issued and outstanding, all with par value of $0.01 per share.

NOTE 7 – EMPLOYEE BENEFITS

Our healthcare benefit expense (net of employee contributions) was approximately $2,612 and $2,001 for the three months ended March 31, 2014 and 2013, respectively for all plans. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $1,013 and $913 as of March 31, 2014 and December 31, 2013, respectively.

Workers’ compensation expense totaled $1,585 and $1,460 for the three months ended March 31, 2014 and 2013, respectively. Workers’ compensation known claims and IBNR reserves included in other current liabilities on the accompanying balance sheets totaled $1,660 as of March 31, 2014 and December 31, 2013. Workers’ compensation known claims and IBNR reserves included in other long-term liabilities on the accompanying balance sheets totaled $4,556 and $4,260 as of March 31, 2014 and December 31, 2013, respectively. Accrued insurance reserves included in other current liabilities on the accompanying balance sheets totaled $1,012 as of March 31, 2014 and December 31, 2013. Accrued insurance reserves included in other long-term liabilities on the accompanying balance sheets totaled $4,163 and $3,266 as of March 31, 2014 and December 31, 2013, respectively. We also had an insurance receivable for a claim that exceeded the stop loss limit and is in included in other long-term assets on the face of the Condensed Consolidated Balance Sheets. That receivable offsets an equal liability included within the reserve amounts noted above and totaled $2,710 and $2,055 as of March 31, 2014 and December 31, 2013, respectively.

NOTE 8 – INCOME TAXES

Our provision for income taxes as a percentage of pretax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

During the three months ended March 31, 2014, the effective tax rate for continuing operations was 46.6 percent. This rate was unfavorably impacted by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses.

NOTE 9 – RELATED PARTY TRANSACTIONS

We sell installation services to other companies related through common or affiliated ownership. We also purchase services and materials and pay rent to companies with common or related ownership.

We lease our headquarters and other facilities from certain related parties. See Note 10, Commitments and Contingencies, for future minimum lease payments to be paid to these related parties.

For the three months ended March 31, 2014 and 2013, the amount of sales to common or related parties as well as the purchases from and rent expense paid to these common or related parties were as follows:

	2014	2013
Sales	$414	$246
Purchases	1,172	3,124
Rent	145	171

In connection with our acquisition of TCI Contracting, LLC (“TCI”) in 2012, we entered into a new supplier relationship wherein that supplier became a related party as a result of the acquisition. Related party purchases made from this supplier during the three months ended March 31, 2014 and 2013 were $1,089 and $3,085, respectively, and are included in total related party purchases in the preceding table.

The Company maintains a receivable from IBP Holding Company in the amount of approximately $600 as of March 31, 2014. The receivable represents amounts owed to us for wages and related expenses paid by the Company during 2011 to former employees of IBP Holding Company. See Item 8. Financial Statements and Supplementary Data, Note 1, Organization and Recapitalization, within our Annual Report on Form 10-K for the year ended December 31, 2013, for further information on IBP Holding Company.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

We are obligated under capital leases covering vehicles and certain equipment. Total assets relating to capital leases were $57,776 and $54,004 as of March 31, 2014 and December 31, 2013, respectively, and a total of $21,276 and $22,160 were fully depreciated as of March 31, 2014 and December 31, 2013, respectively. The vehicles and equipment leases generally have terms ranging from four to six years. The net book value of assets under capital leases was $26,219 and $23,623 as of March 31, 2014 and December 31, 2013, respectively, net of accumulated depreciation of $31,557 and $30,382, respectively. Amortization of assets held under capital leases is included within cost of sales on the Condensed Consolidated Statements of Operations.

We also have several noncancellable operating leases, primarily for buildings, improvements, equipment, and certain vehicles. These leases generally contain renewal options for periods ranging from one to five years and require us to pay all executory costs such as property taxes, maintenance and insurance.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

In some instances, lease agreements exist with related parties. Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) with related parties as of March 31, 2014 are as follows (amounts are as of the fiscal year ended):

Remainder of 2014	$412
2015	495
2016	400
2017	158
2018	34
Thereafter	—

Supply Contract Commitments

As of March 31, 2014, we had two product supply contracts with minimum purchase requirements at market rates. Our obligations for a contract extending through December 31, 2014 are shown in the table below. Our obligations for a contract extending through August 31, 2017 are based on quantity without a specific rate applied and therefore is not quantifiable. The contract commitments are disclosed in the table below. We expect our quantity purchases to exceed the minimum quantity commitments for all years covered by the contracts. Actual purchases made under the contracts for the three months ended March 31, 2014 and 2013 were $8,452 and $6,319, respectively. Purchase obligations under the contracts as of March 31, 2014 were as follows:

	Payments due by year:
	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Purchase obligations	$3,489	$3,489	$—	$—	$—	$—	$—

Other Commitments and Contingencies

From time to time, various claims and litigation are asserted or commenced against us principally arising from contractual and tort matters and personnel and employment disputes. In determining loss contingencies, management considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that such a liability has been incurred and when the amount of loss can be reasonably estimated. It is not certain that we will prevail in these matters. However, we do not believe that the ultimate outcome of any pending matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

A lawsuit was filed in July, 2013 in federal court in the Middle District of Tennessee against one of our subsidiaries, TCI d/b/a Installed Building Products of Nashville, alleging unpaid overtime and failure to pay lawful wages under federal law, Tennessee common law and in unjust enrichment and in breach of an

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

alleged contract. The named plaintiffs were former insulation installers in Nashville. The plaintiffs sought to have this case certified as a collective action under the Federal Fair Labor Standards Act and as a class action under Tennessee law. They sought reimbursement of the overtime wages for all time worked over forty hours each week, as well as liquidated damages and litigation costs and fees.

Both lawsuits were settled in January 2014 and approved by the court by April, 2014 for a total cost of approximately $1,407. Approximately $1,000 and $1,200 of this cost was recorded as an accrued expense included in other current liabilities on our Condensed Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013, respectively.

NOTE 11 – BUSINESS COMBINATIONS

As part of our ongoing strategy to increase market share in certain markets, we acquired Ace Insulation Contractors, Inc. (“Ace”) during the three months ended March 31, 2013 and U.S. Insulation during the three months ended March 31, 2014.

Ace

On March 16, 2013, we acquired 100% of the membership interests of Ace. The purchase price consisted of cash of $687 and a seller obligation for $300. Ace was combined with another existing branch and as such, we are unable to differentiate the results of operations between Ace and the existing branch for the three months ended March 31, 2014 or 2013.

U.S. Insulation

On March 24, 2014 we acquired 100% of the common stock of U.S. Insulation. The purchase price consisted of cash of $2,006 and a seller obligation for $279. Since the closing date was close to the end of the current period, revenue and expenses included in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2014 were not significant. The table below summarizes the fair values of the assets acquired and the liabilities assumed.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions approximated the following:

	Ace	U.S. Insulation
Accounts receivable	$213	$1,122
Inventory	14	234
Other current assets	—	105
Property and equipment	263	520
Intangibles	1,106	846
Goodwill	—	1,217
Accounts payable and accrued expenses	(609)	(1,362)
Deferred tax liability	—	(397)

Total purchase price	$987	$2,285

Seller obligations	$300	$279
Cash paid	687	2,006

Total purchase price	$987	$2,285

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Estimates of acquired intangible assets related to the acquisitions are as follows:

	Ace		U.S. Insulation
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Customer relationships	$826	10	$546	10
Trademarks and trade names	280	15	216	15
Non-competition agreements	—	—	84	5

Pro Forma Information

The unaudited pro forma information has been prepared as if the 2014 acquisitions had taken place on January 1, 2013 and the 2013 acquisitions had taken place on January 1, 2012. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2013 and 2012, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	Pro forma for the three months ended March 31,
	2014	2013
Net revenue	$107,989	$94,621
Net income (loss)	518	(606)
Net loss attributable to common stockholders	(19,379)	(2,093)
Net loss per share attributable to common stockholders (basic and diluted)	(0.75)	(0.09)

Unaudited pro forma net income has been calculated after adjusting the combined results of the Company to reflect additional intangible asset amortization expense of $21 and $47 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 12 – LOSS PER COMMON SHARE

Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common share equivalents outstanding for the period, determined using the treasury stock method. There were no common stock equivalents with a dilutive effect during the three months ended March 31, 2014 and 2013 and therefore, basic and diluted net loss per share were the same for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net revenue

For the three months ended March 31, 2014, net revenue increased $13,984, or 15.2%, to $105,946 from $91,962 during the three months ended March 31, 2013. The increase in net revenue included revenue from acquisitions of approximately $1,932, or 13.8% of the increase. Of the remaining $12,052 increase in net revenue, approximately $10,117, or 72.4% of the increase, was predominantly attributable to growth in the number of completed jobs in the residential new construction end market. The remaining increase in net revenue of approximately $1,935, or 13.8% of the increase, resulted from a variety of factors including customer and product mix and market pricing variations. Of these, no one factor was more significant than any other.

Cost of sales

For the three months ended March 31, 2014, cost of sales increased $9,853, or 14.1%, to $79,541 from $69,688 during the three months ended March 31, 2013. The increase in cost of sales included increases from acquired businesses of approximately $1,547, or 15.7% of the increase. Of the remaining $8,306 in increases, approximately $7,507, or 76.2% of the increase, was predominantly attributable to increased growth in the number of completed jobs in the residential new construction end market. Additionally, cost of sales increased $77, or 0.8% of the increase, as a result of a variety of factors including customer and product mix and market pricing variations. Of these items, no one was more significant than the other.

Depreciation expense increased $1,041 as a result of increased investment in vehicles and equipment to support our growth. This increase was partially offset by improved leverage of our branch cost structures that resulted in cost of sales improvement of approximately $319.

Operating expenses

Selling

For the three months ended March 31, 2014, selling expenses increased $718, or 12.5%, to $6,470 from $5,752 for the three months ended March 31, 2013. This increase was primarily due to increases in wages, benefits and commissions of $541 to support higher sales, as well as an increase in bad debt expense of $224. Selling expenses declined by 0.2% as a percentage of net revenue for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, as a result of wages and advertising expense comprising a lower percentage of revenue.

Administrative

For the three months ended March 31, 2014, administrative expenses increased $2,915, or 18.9%, to $18,361 from $15,446 for the three months ended March 31, 2013. The increase in administrative expenses was primarily due to increased wages and benefits costs of $1,542 to support our growth, increased liability insurance expense of $403, increased technology costs of $316, and changes in several other expenses of approximately $654.

Amortization

Amortization expense was relatively flat for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Other expense (income)

For the three months ended March 31, 2014, other expense decreased $407, or 76.4%, to $126 from $533 for the three months ended March 31, 2013. Included in the three months ended March 31, 2014 is a gain of $490 recognized upon termination of the put option on our Redeemable Preferred Stock. See Item 1. Financial Statements, Note 5, Fair Value Information, for further information.

Income tax provision

During the three months ended March 31, 2014, we recorded an income tax provision of $350 on our income from continuing operations before income taxes of $751, or an effective tax rate of 46.6%. This rate was unfavorably impacted by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses.

Loss from discontinued operations, net of income taxes

For the three months ended March 31, 2014, we had loss from discontinued operations, net of income taxes, of $28 compared to $287 for the three months ended March 31, 2013.

Liquidity and Capital Resources

Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and meet required interest payments. Our capital resources primarily consist of cash and borrowings under our revolving credit facility and capital leases.

The residential construction industry, and therefore our business, experienced a significant downturn that started in 2006. However, beginning in 2012, we saw the first meaningful increase in housing completions since the downturn began. While we have experienced improved profitability and liquidity, we have invested in working capital due to our increased sales, supported primarily by our revolving credit facility. Additionally, we have utilized capitalized leases to finance an increase in the number of our vehicles.

As of March 31, 2014, we had $5,150 in cash and $21,101 of unused borrowing capacity under our revolving credit facility. In addition to cash, we had restricted cash of $1,708 as of March 31, 2014, which is a contractually required component of our self-insured retention (“SIR”) general liability insurance policy and our high-deductible workers’ compensation insurance policies to ensure payment under these programs.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months.

Historical cash flow information

Cash flow from operating activities

Net cash provided by operating activities was $5,030 for the three months ended March 31, 2014 as compared to net cash used in operating activities of $8,555 for the three months ended March 31, 2013, which represents a total change in cash flows from operating activities of $13,585. This increase in cash flow was due to a $5,761 decrease in change in accounts receivable from operations, a $4,274 decrease in change in income taxes receivable, a $2,214 decrease in change in material rebate receivable, additional depreciation and amortization expense of $1,081, additional net income of $903, all offset by a use of cash due to various other items of $648.

Cash flows from investing activities

Net cash used in investing activities was $2,595 for the three months ended March 31, 2014 as compared to net cash used in investing activities of $1,115 for the three months ended March 31, 2013, which represents a total change in cash flows from investing activities of $1,480. The 2014 acquisition of U.S. Insulation used $2,006 compared to the 2013 acquisition of Ace which used $687, an increase of $1,319 cash used. The remaining $161 change in net cash used in investing activities is primarily due to purchases of property and equipment.

Cash flows from financing activities

Net cash used in financing activities was $1,350 for the three months ended March 31, 2014 as compared to net cash provided by financing activities of $8,778 for the three months ended March 31, 2013, which represents a total change in cash flows from financing activities of $10,128. The decrease in cash provided was primarily the result of the redemption of our Redeemable Preferred Stock resulting from our IPO of $75,735, net payments on our revolving line of credit of $8,714 during the three months ended

March 31, 2014 as opposed to proceeds of $9,965 during the three months ended March 31, 2013, $2,130 of payments for deferred offering costs, and $1,229 of other decreases comprised primarily of additional payments on capital lease obligations, all offset by net proceeds from our IPO of $87,645.

Capital expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Total capital expenditures were $749 and $635 for the three months ended March 31, 2014 and 2013, respectively and primarily related to purchases of vehicles and various equipment to support our operations and increased net revenue.

Revolving credit facility

We entered into our revolving credit facility on November 4, 2011 with Bank of America, N.A. Under the revolving credit facility, our line of credit has a maximum limit of $50,000. Amounts outstanding under the revolving credit facility are due May 4, 2016 with interest at the greater of 1) the Eurodollar rate, or the London Interbank Offered Rate, or LIBOR, or 2) the alternate base rate, which approximates the prime rate, plus a margin based on the type of rate applied. At our option, we may elect borrowings to be accounted for under LIBOR contracts with a minimum of $1,000 as long as no more than five LIBOR loans are outstanding at once. All loans not under LIBOR contracts are automatically charged interest at the alternate base rate. As of March 31, 2014, we had $16,000 outstanding under our revolving credit facility at 1-month LIBOR including margin (2.25%) and $2,555 outstanding at the alternate base rate including margin (4.25%).

Our revolving credit facility permits borrowings based on a stated percentage of eligible accounts receivable and inventories. We are required to pay a monthly fee of 0.375% per annum on the average unused commitment under our revolving credit facility. Borrowings outstanding under our revolving credit facility are collateralized by a first priority lien on all assets, including, but not limited to, all real estate, property, equipment, receivables and inventories. In addition, the borrowing base under our revolving credit facility may be reduced by the sum of letter of credit obligations, inventory reserves and reserves relating to claims that may be reasonably expected to be asserted against the collateral securing such credit facility, among other specified amounts. Our revolving credit facility also contains various customary restrictive non-financial covenants and event of default provisions.

Our revolving credit facility also allows us to issue letters of credit not to exceed $10,000 in the aggregate. To support our insurance programs, we had $7,175 of letters of credit outstanding as of March 31, 2014. Certain subsidiaries of Installed Building Products, Inc. are borrowers under our revolving credit facility. Installed Building Products, Inc. and certain other of its subsidiaries are guarantors of our revolving credit facility.

Our revolving credit facility contains certain customary representations and warranties and affirmative and negative covenants, including financial reporting requirements and covenants limiting our indebtedness, investments, liens, restricted payments, asset sales, affiliate transactions, hedging agreements, restrictive agreements, equity issuances by subsidiaries, leases, mergers and acquisitions. As of March 31, 2014, we were in compliance with all affirmative and negative covenants of our revolving credit facility. In addition, if minimum availability under our revolving credit facility falls below a certain threshold, the facility requires that we satisfy a fixed charge coverage ratio test. With respect to restrictions on acquisitions, certain acquisitions are permitted if (1) our pro forma fixed charge coverage ratio is at least 1.10 to 1.00 as of the most recently ended measurement period and the pro forma availability under our revolving credit facility immediately before and after making such acquisition, and the average pro forma availability for the 30 days prior to such acquisition, is at least $5,000 or (2) the pro forma availability immediately before and after making such acquisition, and the average pro forma availability for the 30 days prior to such acquisition, is at least $10,000.

Letters of Credit and Bonds

We use letters of credit to secure our performance under our general liability and workers compensation insurance programs. Our workers compensation insurance program is considered a high deductible program whereby we are responsible for the cost of claims under $750. If we do not pay these claims, our insurance carriers are required to make these payments to the claimants on our behalf. Our general liability insurance program has an SIR of $350 whereby we are responsible for all claims below the SIR, and the insurance company only has liability above the SIR. As of March 31, 2014, we had $7,175 of outstanding letters of credit and $1,708 in cash securing our performance under these insurance programs. We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. As of March 31, 2014, we had approximately 14 performance bonds outstanding, totaling $1,599. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. As of March 31 2014, we had approximately 203 permit and license bonds outstanding, totaling $4,168. Permit and license bonds are typically issued for one year and are required by certain municipalities when we obtain licenses and permits to perform work in their jurisdictions.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of March 31, 2014. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payments due by year:
	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Long-term debt obligations (1)	$20,368	$473	$750	$18,978	$134	$33	$—
Capital lease obligations (2)	27,100	7,473	8,277	5,844	3,397	1,712	397
Operating lease obligations (3)	15,256	3,885	3,944	2,829	1,519	1,016	2,063
Purchase obligations (4)	51,383	15,807	13,341	13,341	8,894	—	—

(1)	Long-term debt obligations include estimated interest payments. In determining estimated interest payments, we utilize the current market rates, including the 1-month LIBOR including margin (2.25%) and the prime rate including margin (4.25%). Additionally, our estimated interest payments have been calculated assuming that our debt balance as of March 31, 2014 remains outstanding in line with the above-disclosed payment schedule. Long-term debt obligations include amounts outstanding under our revolving credit facility.
(2)	We maintain a fleet of production vehicles under a capital lease structure. The leases expire on various dates through March, 2019. We anticipate continuing the leasing of production vehicles to include new vehicles to support the increasing number of installation jobs in our business as well as to replace aging vehicles. Capital lease obligations, as disclosed above, include estimated interest expense payments. In determining expected interest expense payments, we utilize the current market rate.
(3)	We lease certain locations, vehicles and equipment under operating lease agreements, including, but not limited to, corporate offices, branch locations and various office and operating equipment. In some instances, these location lease agreements exist with related parties. See Note 9, Related Party Transactions, for further information.

(4)	We have two supply contracts with minimum purchase requirements at market rates. One of these contracts has been formally suspended until further negotiations take place, which we expect to occur in the fourth quarter of 2014. The amounts in the above table represent our best estimate as to the prices that will be payable for the minimum volume of purchases that must be made under the contracts, including the suspended contract. Amounts for the suspended contract have been calculated based on known information and assuming we will be obligated for all amounts.

Off-Balance Sheet Arrangements

As of March 31, 2014, other than operating leases and purchase obligations described above, letters of credit issued under our revolving credit facility and performance and license bonds, we had no material off-balance sheet arrangements with unconsolidated entities.

Critical Accounting Policies and Estimates

There have been no material changes for the three months ended March 31, 2014 from the critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K.

Forward-looking Statements

Statements contained in this report that reflect our views about our future performance constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believe,” “anticipate,” “appear,” “may,” “will,” “intend,” “plan,” “estimate,” “expect,” “assume,” “seek,” “should,” “forecast,” and similar references to future periods. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements. We caution you against relying on any of these forward-looking statements. Our future performance may be affected by our reliance on new home construction and home improvement, our reliance on key customers, the cost and availability of raw materials, uncertainty in the international economy, shifts in consumer preferences and purchasing practices, our ability to improve our underperforming businesses, and our ability to maintain our competitive positions in our industries. These and other factors are discussed in detail in Item 1A. Risk Factors in our most recent Annual Report on Form 10-K. Our forward-looking statements in this report speak only as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risk since December 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with oversight form the Audit Committee, has been addressing the material weaknesses disclosed in our Annual Report on Form 10-K and is committed to effectively remediating known weaknesses as expeditiously as possible. See Item 9A. Controls and Procedures in our Annual Report on

Form 10-K for the steps being taken to remediate such weaknesses. Although our remediation efforts are underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a sufficient period of time and are tested, and management and our independent registered public accounting firm conclude that these controls are operating effectively. Management has, therefore, concluded that there have been no changes made in the Company’s internal controls over financial reporting in connection with our first quarter evaluation that would materially affect, or are reasonably likely to materially affect our internal control over financial reporting. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1. Financial Statements, Note 10, Commitments and Contingencies, for information about existing legal proceedings.

Item 1A. Risk Factors

There have been no material changes for the three months ended March 31, 2014 from the risk factors as previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the three months ended March 31, 2014 that were not registered under the Securities Act of 1933, as amended. In addition, we did not repurchase any securities registered under the Exchange Act of 1934, as amended, during the three months ended March 31, 2014.

On February 12, 2014, our registration statement on Form S-1 (File No. 333-193247) was declared effective for our IPO, pursuant to which the Company registered the offering and sale of 8,567,500 shares of our common stock, including 1,117,500 additional shares pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $11.00 per share for total proceeds of approximately $87,645 after excluding underwriter discounts and commissions of $6,597. We used $75,735 of the proceeds from our IPO to redeem our Redeemable Preferred Stock and $11,910 to pay down our revolving credit facility. None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or direct or indirect payments to others. Our initial public offering closed on February 19, 2014. The managing underwriters were Deutsche Bank Securities and UBS Investment Bank, Zelman Partners LLC, BB&T Capital Markets, KeyBanc Capital Markets, and SunTrust Robinson Humphrey.

Item 3. Defaults Upon Senior Securities

There have been no material defaults in senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Board of Directors of the Company (the “Board”) has determined, in accordance with the Company’s Bylaws, that the Company will hold its first annual meeting of stockholders (the “2014 Annual Meeting”) at 10:00 a.m. on June 18, 2014. The Board established the close of business on May 1, 2014 as the record date for determination of stockholders entitled to receive notice of and to vote at the 2014 Annual Meeting and at any adjournments or postponements thereof.

Item 6. Exhibits

(a)(3) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Quarterly Report on form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2014

INSTALLED BUILDING PRODUCTS INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

INSTALLED BUILDING PRODUCTS INC.

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

INDEX TO EXHIBITS

Filed or Furnished With this Quarterly Report on Form 10-Q for the three months ended March 31, 2014

Exhibit Number	Description	Incorporation by Reference				Filed or
		Form	File No.	Exhibit(s)	Filing Date	Furnished Herewith

10.1 #	Form of Restricted Stock Agreement					X

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101 (a)	Financial statements in XBRL Format					X

#	Indicates management contract or compensatory plan.