Form 10-Q
period 2014-06-30
Installed Building Products, Inc.
filed 2014-08-13
CIK 1580905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).      Yes ☐  No ☒

On August 7, 2014 the registrant had 31,839,087 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets
Cash	$5,133	$4,065
Restricted cash	1,638	1,708
Accounts receivable (less allowance for doubtful accounts of $2,164 and $1,738 at June 30, 2014 and December 31, 2013, respectively)	63,325	58,351
Accounts receivable, related parties	1,350	475
Inventories	21,866	19,731
Income taxes receivable	896	41
Deferred offering costs	-	5,156
Other current assets	5,130	5,985

Total current assets	99,338	95,512
Property and equipment, net	35,130	29,475
Non-current assets
Goodwill	50,530	49,328
Intangibles, net	12,862	13,400
Other non-current assets	3,957	3,355

Total non-current assets	67,349	66,083

Total assets	$201,817	$191,070

LIABILITIES, REDEEMABLE INSTRUMENTS AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$122	$255
Current maturities of capital lease obligations	9,224	7,663
Accounts payable	44,478	40,114
Accounts payable, related parties	1,071	539
Accrued compensation	9,142	8,942
Other current liabilities	6,165	6,930

Total current liabilities	70,202	64,443
Long-term debt	7,294	27,771
Capital lease obligations, less current maturities	17,369	14,370
Put option - Redeemable Preferred Stock	-	490
Deferred income taxes	9,967	9,571
Other long-term liabilities	11,080	9,006

Total liabilities	115,912	125,651
Commitments and contingencies (Note 10)
Redeemable Preferred Stock; $0.01 par value: 0 and 1,000 authorized, issued and outstanding at June 30, 2014 and December 31, 2013, respectively	-	55,838
Redeemable Common Stock; $0.01 par value: 0 and 5,850,000 authorized, issued and outstanding at June 30, 2014 and December 31, 2013, respectively	-	81,010
Stockholders’ equity (deficit)
Preferred Stock; $0.01 par value: 5,000,000 and 0 authorized, 0 and 0 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	-	-
Common Stock; $0.01 par value: 100,000,000 and 27,200,862 authorized, 31,839,087 and 16,183,901 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	319	162
Additional paid in capital	154,497	-
Accumulated deficit	(68,911)	(71,591)

Total stockholders’ equity (deficit)	85,905	(71,429)

Total liabilities, redeemable instruments and stockholders’ equity (deficit)	$201,817	$191,070

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenue	$126,348	$104,687	$232,294	$196,649
Cost of sales	91,539	78,432	171,080	148,120

Gross profit	34,809	26,255	61,214	48,529
Operating expenses
Selling	7,556	6,156	14,026	11,908
Administrative	21,957	16,854	40,318	32,300
Amortization	714	753	1,411	1,544

Operating income	4,582	2,492	5,459	2,777
Other expense (income)
Interest expense	674	582	1,262	1,044
Other	98	(235)	(364)	(164)

	772	347	898	880
Income before income taxes	3,810	2,145	4,561	1,897
Income tax provision	1,483	709	1,833	704

Net income from continuing operations	2,327	1,436	2,728	1,193
Discontinued operations
Loss from discontinued operations	33	486	78	773
Income tax benefit	(13)	(276)	(30)	(276)

Loss from discontinued operations, net of income taxes	20	210	48	497

Net income	2,307	1,226	2,680	696
Accretion charges on Redeemable Preferred Stock	-	(1,532)	(19,897)	(3,019)

Net income (loss) attributable to common shareholders	$2,307	$(306)	$(17,217)	$(2,323)

Weighted average shares outstanding (basic and diluted)	30,777,955	22,033,901	28,370,787	22,033,901
Net income (loss) per share (basic and diluted)
Income (loss) per share from continuing operations attributable to common stockholders (basic and diluted)	$0.08	$(0.01)	$(0.61)	$(0.09)
Loss per share from discontinued operations attributable to common stockholders (basic and diluted)	(0.01)	(0.01)	-	(0.02)

Income (loss) per share attributable to common stockholders (basic and diluted)	$0.07	$(0.02)	$(0.61)	$(0.11)

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE INSTRUMENTS (UNAUDITED)

(in thousands, except share amounts)

			Additional			Redeemable
	Common Stock		Paid In	Accumulated	Stockholders’	Preferred Stock		Common Stock
	Shares	Amount	Capital	Deficit	Deficit	Shares	Amount	Shares	Amount
BALANCE - January 1, 2013	16,183,901	$162	$3,959	$(11,603)	$(7,482)	1,000	$49,615	5,850,000	$17,246

Net income				696	696
Accretion of Redeemable Preferred Stock to Redemption Value			(3,019)		(3,019)		3,019
Adjustments to Redeemable Common Stock fair value measurement			(940)	(29,434)	(30,374)				30,374

BALANCE - June 30, 2013	16,183,901	$162	$-	$(40,341)	$(40,179)	1,000	$52,634	5,850,000	$47,620

			Additional			Redeemable
	Common Stock		Paid In	Accumulated	Stockholders’	Preferred Stock		Common Stock
	Shares	Amount	Capital	Deficit	(Deficit) Equity	Shares	Amount	Shares	Amount
BALANCE - January 1, 2014	16,183,901	$162	$-	$(71,591)	$(71,429)	1,000	$55,838	5,850,000	$81,010

Net income				2,680	2,680
Initial Public Offering (IPO)	8,567,500	86	78,863		78,949
Secondary Public Offering	1,214,196	12	14,280		14,292
Redemption of Redeemable Preferred Stock						(1,000)	(75,735)
Termination of Redemption Feature upon IPO	5,850,000	58	89,309		89,367			(5,850,000)	(89,367)
Accretion of Redeemable Preferred Stock to Redemption Value			(19,897)		(19,897)		19,897
Adjustments to Redeemable Common Stock fair value measurement			(8,357)		(8,357)				8,357
Share -Based Compensation issued to Directors	23,490	1	299		300

BALANCE - June 30, 2014	31,839,087	$319	$154,497	$(68,911)	$85,905	-	$-	-	$-

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2014	2013

Net cash provided by (used in) operating activities	$7,630	$(7,554)

Cash flows from investing activities
Restricted cash	70	95
Purchases of property and equipment	(1,518)	(1,421)
Acquisitions of businesses	(2,006)	(687)
Proceeds from sale of property and equipment	390	972

Net cash used in investing activities	(3,064)	(1,041)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net of costs	87,645	-
Proceeds from secondary public offering of common stock, net of costs	14,418	-
Redemption of Redeemable Preferred Stock	(75,735)	-
(Payments) proceeds from revolving line of credit, net	(20,280)	11,696
Principal payments on long term debt	(689)	(425)
Payments on capital lease obligations	(4,477)	(2,721)
Payments for deferred initial public offering costs	(4,254)	-
Payments for deferred secondary public offering costs	(126)	-

Net cash (used in) provided by financing activities	(3,498)	8,550

Net change in cash	1,068	(45)
Cash at beginning of period	4,065	3,898

Cash at end of period	$5,133	$3,853

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$1,183	$964
Income taxes, net of refunds	2,579	6,181
Supplemental disclosure of noncash investing and financing activities
Vehicles capitalized under capital leases and related lease obligations	9,367	10,990
Note payable issued in connection with acquisition of business	-	300

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

We have one operating segment and a single reportable segment. Substantially all of our sales come from service based installation of various products in the existing and new residential and commercial construction end markets. Each of our branches has the capacity to serve all of our end markets. For the three and six months ended June 30, 2014, 89.2% and 88.7% of our net revenue was attributable to new and existing residential construction, respectively, with the remaining 10.8% and 11.3% attributable to commercial construction. For the three and six months ended June 30, 2013, 88.9% and 88.4% of our net revenue was attributable to new and existing residential construction, respectively, with the remaining 11.1% and 11.6% attributable to commercial construction.

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

2014 Secondary Public Offering

On June 17, 2014, we completed a secondary offering of an aggregate of 9,314,196 shares of our common stock at a public offering price of $12.50 per share. The total offering size reflects 8,100,000 shares of common stock offered on behalf of certain selling stockholders (the “Selling Stockholders”) and 1,214,196 shares that were offered and sold by us pursuant to the exercise of the underwriters’ option to purchase additional shares. We did not receive any proceeds from the sale of shares by the Selling Stockholders. However, we received $14,418, after deducting underwriting discounts but before estimated offering expenses payable by us, from the exercise of the underwriters’ option to purchase additional shares. A registration statement relating to these securities was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on June 11, 2014.

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

The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2013 consolidated financial statements and the notes thereto included in Part II, Item 8. Financial Statements and Supplementary Data, of our Annual Report on Form 10-K as filed with the SEC on March 28, 2014. The December 31, 2013 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. Unless otherwise indicated, all amounts are in thousands except share and per share amounts.

Our interim operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected in future operating quarters. See Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for additional information regarding risk factors that may impact our results.

Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, describe the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no significant changes in our critical accounting estimates during the three or six months ended June 30, 2014.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $397 and $740 for the three and six months ended June 30, 2014, respectively, and approximately $403 and $788 for the three and six months ended June 30, 2013, respectively, and is included in selling expense on the Condensed Consolidated Statements of Operations.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Deferred Offering Costs

Included on the Condensed Consolidated Balance Sheet at December 31, 2013 are deferred expenses related to our IPO totaling $5,156. See Note 1, Organization, for further details of our IPO. These deferred expenses were charged against equity upon the completion of the IPO in accordance with U.S. GAAP. As of June 30, 2014, we charged total offering costs of $8,700 against equity related to our IPO and $126 related to our secondary public offering. Included in other current liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2014 are $516 of accrued offering costs associated with the shares sold by the independent selling stockholders during the secondary public offering. There were no accrued or deferred costs associated with our secondary public offering as of December 31, 2013.

Recently Adopted Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendment clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013 and should be retrospectively applied to all comparative periods presented. We have concluded that this ASU has not had a material impact on our consolidated financial statements because the scope clarification does not change our position for the three and six months ended June 30, 2014.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).” This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. We have concluded that this ASU has not and will not have a material impact on our consolidated financial statements.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Per the ASU, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with earlier adoption not permitted. The provisions can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are still evaluating whether this ASU will have a material impact on our consolidated financial statements.

NOTE 3 – GOODWILL AND INTANGIBLES

Goodwill

The change in carrying amount of goodwill was as follows:

	Beginning balances as of December 31, 2013:	Goodwill from business combinations	Ending balances as of June 30, 2014:
Goodwill	$119,332	$1,202	$120,534
Accumulated impairment losses	(70,004)	—	(70,004)

Net Goodwill	$49,328	$1,202	$50,530

During the six months ended June 30, 2014, goodwill increased $1,202 as a result of our acquisition of U.S. Insulation Corp. (“U.S. Insulation”). See Note 11, Business Combinations, for more information. Goodwill did not change during the six months ended June 30, 2013.

We test goodwill for impairment annually during the fourth quarter of our fiscal year or at an earlier date if there is an impairment indicator. We tested goodwill for impairment as of October 1, 2013. No impairment was recognized during either of the six month periods ended June 30, 2014 and 2013.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Intangibles, net

The following table provides the gross carrying amount and accumulated amortization for each major class of intangibles:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$21,958	$(15,282)	$6,676	$21,412	$(14,403)	$7,009
Covenants not-to-compete	442	(212)	230	356	(160)	196
Trademarks and tradenames	12,098	(6,142)	5,956	11,882	(5,687)	6,195

	$34,498	$(21,636)	$12,862	$33,650	$(20,250)	$13,400

Among other factors, intangibles increased $846 during the six months ended June 30, 2014 as a result of our acquisition of U.S. Insulation. See Note 11, Business Combinations, for more information. Amortization expense on intangible assets totaled $714 and $753 during the three months ended June 30, 2014 and 2013, respectively, and approximately $1,411 and $1,544 for the six months ended June 30, 2014 and 2013. Remaining estimated aggregate annual amortization expense is as follows (amounts are for the fiscal year ended):

Remainder of 2014	$1,324
2015	2,548
2016	2,204
2017	1,615
2018	1,404
Thereafter	3,767

NOTE 4 – LONG-TERM DEBT

Debt consists of the following:

	June 30, 2014	December 31, 2013
Revolving Line of Credit	$6,989	$27,269

Various notes payable, maturing through December 2016; payable in various monthly installments, including interest rates ranging from 0.0% to 10.0%	427	757

	7,416	28,026
Less: current maturities	(122)	(255)

Long-term debt, less current maturities	$7,294	$27,771

We entered into a new credit agreement on July 8, 2014. See Note 13, Subsequent Events, for further information.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

We were a party to a revolving loan and security agreement with a lender (the “Credit Agreement”) (most recently amended on January 27, 2014). The Credit Agreement provided for a Revolving Line of Credit (the “LOC”) with a maximum limit of $50,000. The LOC was due May 4, 2016 with interest at either 1) the Eurodollar rate (“LIBOR”) or 2) the Alternate Base Rate (which approximates the Prime Rate), plus a margin based on the type of rate applied. We had $2,000 and $24,500 outstanding on the LOC at 1-month LIBOR including margin (2.25%) as of June 30, 2014 and December 31, 2013, respectively. We also had $4,989 and $2,769 outstanding on the LOC at the Alternate Base Rate including margin (4.25%) as of June 30, 2014 and December 2013, respectively.

The LOC permitted borrowings based on a stated percentage of eligible accounts receivable and inventories. The borrowings on the LOC were also subject to a minimum availability reserve. We had additional available borrowings of $35,835 and $15,556 under our LOC as of June 30, 2014 and December 31, 2013, respectively. In addition, we were required to pay a monthly fee of 0.375% per annum on the average unused commitment under the LOC. Amounts outstanding under the Credit Agreement were collateralized by a first lien security position on all assets, including, but not limited to, all real estate, property, equipment, receivables and inventories.

The Credit Agreement also contained various restrictive non-financial covenants that included more frequent borrowing base reporting if the minimum availability fell below a certain threshold, and several limitations on specific changes that would have resulted in incurring additional debts or pledging our assets, including restrictions on distributions to be made to our stockholders. The Credit Agreement also contained a provision that upon an event of default (as defined within the Credit Agreement), amounts outstanding under the LOC would bear interest at the rate as determined above plus 2%.

The Credit Agreement also allowed us to issue Letters of Credit not to exceed $10,000 in the aggregate. To support our insurance programs, there were outstanding Letters of Credit of $7,175 as of June 30, 2014 and December 31, 2013.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Accounts receivable, accounts payable, and accrued liabilities as of June 30, 2014 and December 31, 2013 approximate their fair value due to the short-term maturities of these financial instruments. The carrying amounts of the long-term debt under the LOC approximated its fair value as of June 30, 2014 and December 31, 2013 due to the short term maturities of the underlying variable rate LIBOR agreements. The carrying amounts of the obligations associated with our capital leases approximates fair value as of June 30, 2014 and December 31, 2013 since the value of the obligations is based on the value of the associated tangible assets. Both debt classifications represent Level 2 fair value measurements.

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

Our Redeemable Preferred Stock was redeemed in February 2014 with proceeds from our IPO, eliminating the associated Put Option. In addition, the redeemable feature of our Redeemable Common Stock was terminated upon the IPO. See Note 1, Organization, “2014 Initial Public Offering,” for further information. As such, corresponding fair values are zero as of June 30, 2014.

	December 31, 2013	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Put option - Redeemable Preferred Stock	$490	$-	$-	$490
Redeemable Common Stock	81,010	-	-	81,010

Total items measured at fair value on a recurring basis	$81,500	$-	$-	$81,500

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 were as follows (in thousands):

Balance as of December 31, 2013	$81,500
Adjustments to fair value measurement impacting the Statement of Stockholders’ Deficit and Redeemable Instruments	8,357
Adjustments to fair value measurement impacting the Statement of Operations	(490)
Termination of Redemption Feature on common stock and Put Option	(89,367)

Balance as of June 30, 2014	$-

The unrealized gain related to the put option liabilities is recorded within other (income) expense on the Condensed Consolidated Statements of Operations.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE INSTRUMENTS

In anticipation of our IPO, we amended our Certificate of Incorporation on February 10, 2014 to, among other things, authorize additional shares of common and preferred stock. Following our IPO, on February 25, 2014, we further amended our Certificate of Incorporation to delete references to the Redeemable Preferred Stock, all of which was redeemed with proceeds from our IPO and subsequently retired and cancelled. As of June 30, 2014, we had 100,000,000 shares of common stock authorized and 31,839,087 issued and outstanding, as well as 5,000,000 shares of preferred stock authorized with zero issued and outstanding, all with par value of $0.01 per share.

NOTE 7 – EMPLOYEE BENEFITS

Our healthcare benefit expense (net of employee contributions) was approximately $1,983 and $1,822 for the three months ended June 30, 2014 and 2013, respectively, for all plans and $4,594 and $3,824 for the six months ended June 30, 2014 and 2013. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $1,089 and $913 as of June 30, 2014 and December 31, 2013, respectively.

Workers’ compensation expense totaled $2,036 and $1,627 for the three months ended June 30, 2014 and 2013, respectively, and $3,620 and $3,093 for the six months ended June 30, 2014 and 2013. Workers’ compensation known claims and IBNR reserves included in other current liabilities on the accompanying balance sheets totaled $1,660 as of June 30, 2014 and December 31, 2013. Workers’ compensation known claims and IBNR reserves included in other long-term liabilities on the accompanying balance sheets totaled $4,835 and $4,260 as of June 30, 2014 and December 31, 2013, respectively. Accrued insurance reserves included in other current liabilities on the accompanying balance sheets totaled $1,012 as of June 30, 2014 and December 31, 2013. Accrued insurance reserves included in other long-term liabilities on the accompanying balance sheets totaled $4,533 and $3,266 as of June 30, 2014 and December 31, 2013, respectively. We also had an insurance receivable for claims that exceeded the stop loss limit and are included in other non-current assets on the face of the Condensed Consolidated Balance Sheets. That receivable offsets an equal liability included within the reserve amounts noted above and totaled $2,696 and $2,055 as of June 30, 2014 and December 31, 2013, respectively.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Share-Based Compensation

On June 18, 2014, we granted 23,490 shares of restricted stock at a price of $12.77 per share (which represents market price on the grant date) to non-employee members of our Board of Directors. These shares effectively vested on the grant date so there is no service period associated with these awards. The lack of a vesting or service period may not apply to any future share grants under the 2014 Omnibus Incentive Plan. Accordingly, for the six months ended June 30, 2014, we recorded $300 in compensation expense within administrative expenses on the Condensed Consolidated Statements of Operations. Since all shares vested immediately, there is no unearned compensation expense related to non-vested share-based compensation recorded on our Condensed Consolidated Balance Sheet as of June 30, 2014. No restricted stock had been granted prior to this date and accordingly, no shares were granted and no compensation expense was recorded during the six months ended June 30, 2013, and no vested or nonvested restricted stock awards existed as of that date.

The weighted-average grant-date fair value is the same as issue price for all shares since all vested at the grant date. All shares are fully vested and no shares expired or were forfeited during the six months ended June 30, 2014. As of June 30, 2014, three million of the 100 million shares of common stock authorized for issuance were available for issuance under the 2014 Omnibus Incentive Plan.

NOTE 8 – INCOME TAXES

Our provision for income taxes as a percentage of pretax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.

During the three and six months ended June 30, 2014, the effective tax rate for continuing operations was 38.9 and 40.2 percent, respectively. These rates were favorably impacted by deductions related to Section 199 “Domestic Production Activities” of the Internal Revenue Code of 1986, as amended, as well as a benefit for a cancelled put option related to our stock. The favorability was offset by a non-deductible permanent item related to the secondary issuance of stock during the quarter.

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

For the three and six months ended June 30, 2014 and 2013, the amount of sales to common or related parties as well as the purchases from and rent expense paid to these common or related parties were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Sales	$1,133	$338	$2,308	$584
Purchases	1,151	3,699	2,323	6,714
Rent	139	174	284	345

During the second quarter of 2014, we appointed a new member of our Board of Directors who is also the CEO of M/I Homes, Inc. (NYSE: MHO), one of our customers. As a result, we have included all sales to this customer in 2014 in the above table. We paid this director fees of $50 in the form of restricted stock awards during the three and six months ended June 30, 2014. See Note 7, Employee Benefits, “Share-Based Compensation,” for further information.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

In connection with our acquisition of TCI Contracting, LLC (“TCI”) in 2012, we entered into a new supplier relationship wherein that supplier became a related party as a result of the acquisition. Related party purchases made from this supplier during the three months ended June 30, 2014 and 2013 were $1,044 and $3,683, respectively, and $2,133 and $6,659 for the six months ended June 30, 2014 and 2013, respectively, and are included in total related party purchases in the preceding table.

The Company maintains a receivable from IBP Holding Company in the amount of approximately $600 as of June 30, 2014, included in other current assets on the Condensed Consolidated Balance Sheet. The receivable represents amounts owed to us for wages and related expenses paid by the Company during 2011 to former employees of IBP Holding Company. See Item 8. Financial Statements and Supplementary Data, Note 1, Organization and Recapitalization, within our Annual Report on Form 10-K for the year ended December 31, 2013, for further information on IBP Holding Company.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

We are obligated under capital leases covering vehicles and certain equipment. Total assets relating to capital leases were $61,398 and $54,004 as of June 30, 2014 and December 31, 2013, respectively, and a total of $20,598 and $22,160 were fully depreciated as of June 30, 2014 and December 31, 2013, respectively. The vehicles and equipment leases generally have terms ranging from four to six years. The net book value of assets under capital leases was $28,647 and $23,623 as of June 30, 2014 and December 31, 2013, respectively, net of accumulated depreciation of $32,751 and $30,382, respectively. Amortization of assets held under capital leases is included within cost of sales on the Condensed Consolidated Statements of Operations.

We also have several noncancellable operating leases, primarily for buildings, improvements, equipment, and certain vehicles. These leases generally contain renewal options for periods ranging from one to five years and require us to pay all executory costs such as property taxes, maintenance and insurance.

In some instances, lease agreements exist with related parties. Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) with related parties as of June 30, 2014 are as follows (amounts are as of the fiscal year ended):

Remainder of 2014	$242
2015	422
2016	332
2017	90
2018	-
Thereafter	-

Supply Contract Commitments

As of June 30, 2014, we had two product supply contracts with minimum purchase requirements at market rates. Our obligations for a contract extending through December 31, 2014 are shown in the table below. Our obligations for a contract extending through August 31, 2017 are based on quantity without a specific rate applied and therefore is not quantifiable. We expect our quantity purchases to exceed the

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

minimum quantity commitments for all years covered by the contracts. Actual purchases made under the contracts for the three months ended June 30, 2014 and 2013 were $12,388 and $7,575, respectively, and $20,840 and $13,894 for the six months ended June 30, 2014 and 2013, respectively. Purchase obligations under the contracts as of June 30, 2014 were as follows:

	Payments due by year:
	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Purchase obligations	$168	$168	$-	$-	$-	$-	$-

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

Both lawsuits were settled in January 2014 and approved by the court by April 2014 for a total cost of approximately $1,407. Approximately $1,200 of this cost was recorded as an accrued expense included in other current liabilities on our Condensed Consolidated Balance Sheet as of December 31, 2013. No accrued expense remained as of June 30, 2014.

NOTE 11 – BUSINESS COMBINATIONS

As part of our ongoing strategy to increase market share in certain markets, we acquired Ace Insulation Contractors, Inc. (“Ace”) during the six months ended June 30, 2013 and U.S. Insulation during the six months ended June 30, 2014.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Ace

On March 16, 2013, we acquired 100% of the membership interests of Ace. The purchase price consisted of cash of $687 and a seller obligation for $300. Ace was combined with another existing branch and as such, we are unable to differentiate the results of operations between Ace and the existing branch for the three and six months ended June 30, 2014 or 2013.

U.S. Insulation

On March 24, 2014 we acquired 100% of the common stock of U.S. Insulation. The purchase price consisted of cash of $2,006 and a seller obligation for $279. Revenue and net income of U.S. Insulation since the date of acquisition included in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2014 was $2,946 and $186, respectively.

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions approximated the following:

	Ace	U.S. Insulation
Accounts receivable	$213	$1,122
Inventory	14	234
Other current assets	-	120
Property and equipment	263	520
Intangibles	1,106	846
Goodwill	-	1,202
Accounts payable and accrued expenses	(609)	(1,362)
Deferred tax liability	-	(397)

Total purchase price	$987	$2,285

Seller obligations	$300	$279
Cash paid	687	2,006

Total purchase price	$987	$2,285

 INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Subsequent to the filing of our Quarterly Report on Form 10-Q for the first quarter of 2014, we adjusted the estimated fair values of certain assets related to the acquisition of U.S. Insulation. More current information came to our attention resulting in an adjustment of goodwill from $1,217 to $1,202 and other current assets from $105 to $120. This adjustment is in accordance with generally accepted accounting principles which allow for an adjustment to acquired assets and liabilities up to one year from the acquisition date.

Estimates of acquired intangible assets related to the acquisitions are as follows:

	Ace		U.S. Insulation
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Customer relationships	$826	10	$546	10
Trademarks and trade names	280	15	216	15
Non-competition agreements	-	-	84	5

Pro Forma Information

The unaudited pro forma information has been prepared as if the 2014 acquisition had taken place on January 1, 2013 and the 2013 acquisition had taken place on January 1, 2012. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2013 and 2012, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	Pro forma for the three		Pro forma for the six
	months ended June 30,		months ended June 30,
	2014	2013	2014	2013
Net revenue	$126,348	$106,807	$234,337	$201,428
Net income	2,307	1,252	2,825	646
Net income (loss) attributable to common stockholders	2,307	(280)	(17,072)	(2,373)
Net income (loss) per share attributable to common stockholders (basic and diluted)	0.07	(0.01)	(0.60)	(0.11)

Unaudited pro forma net income has been calculated after adjusting the combined results of the Company to reflect additional intangible asset amortization expense of $0 and $21 for the three months ended June 30, 2014 and 2013, respectively, and $21 and $68 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 12 –INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common share equivalents outstanding for the period, determined using the treasury stock method. There were no common stock equivalents with a dilutive effect during the three and six months ended June 30, 2014 and 2013 and therefore, basic and diluted net income (loss) per share were the same for all periods presented.

NOTE 13 – SUBSEQUENT EVENTS

New Credit Agreement

On July 8, 2014, we entered into a new Credit and Security Agreement (the “New Credit Agreement”) with the lenders named therein and KeyBank National Association, as lead arranger, sole book runner, administrative agent, swing line lender, and issuing lender. Upon entry into the New Credit Agreement, our old Credit Agreement, as amended, was terminated. The New Credit Agreement provides for a Revolving Line of Credit (“New LOC”) with a maximum limit of $75,000 and a Term Loan in the amount of $25,000 which was fully funded at closing. The New LOC and Term Loan are due July 7, 2019 (the “Maturity Date”) and are secured by all of our assets except those subject to capital leases. The total facility commitment amount is $100,000 including the New LOC, the Term Loan, and any outstanding letters of credit.

The New LOC and Term Loan bear interest at either 1) the Eurodollar rate (“LIBOR”) or 2) the Base Rate (which approximates Prime Rate), plus a margin based on the type of rate applied and the value (represented as a ratio) of our total debt to earnings. The Term Loan requires quarterly principal payments beginning the fourth quarter of 2014 and ending with the second quarter of 2019, totaling $8,438. Any outstanding principal balance on the Term Loan is due on the Maturity Date.

The New Credit Agreement contains financial covenants requiring us to maintain 1) a leverage ratio of debt to earnings, as adjusted for certain items and as defined by the agreement, of no greater than 3.50 to 1.00 and decreasing over time to 2.75 to 1.00 by March 31, 2016, and 2) a fixed charge coverage ratio, as adjusted for certain items, of no less than 1.10 to 1.00. The New Credit Agreement also contains various restrictive non-financial covenants and a provision that, upon an event of default (as defined by the new credit agreement), amounts outstanding under the New LOC and Term Loan would bear interest at the rate as determined above plus 2%.

Business Combination

On August 11, 2014 we acquired 100% of the common stock of Marv’s Insulation, Inc. for total consideration of $1,535. The initial accounting for the business combination is not yet complete at the time the financial statements are issued. As a result, disclosures required under ASC 805-10-50-2 (h), Business Combinations, cannot be made at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in “Item 1. Financial Statements” of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2013 (our “Form 10-K”). Dollar amounts are presented in thousands.

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

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net revenue

For the three months ended June 30, 2014, net revenue increased $21,661, or 20.7%, to $126,348 from $104,687 during the three months ended June 30, 2013. The increase in net revenue included revenue from acquisitions of approximately $2,946 or 13.6% of the increase. Of the remaining $18,715 increase in net revenue, approximately $11,967, or 55.2% of the increase, was predominantly attributable to growth in the number of completed jobs in the residential new construction end market. The remaining increase in net revenue of approximately $6,748, or 31.2% of the increase, resulted from a variety of factors including customer and product mix and market pricing variations. Of these, no one factor was more significant than any other.

Cost of sales

For the three months ended June 30, 2014, cost of sales increased $13,107, or 16.7%, to $91,539 from $78,432 during the three months ended June 30, 2013. The increase in cost of sales included increases from acquired businesses of approximately $2,015, or 15.4% of the increase. Of the remaining $11,092 in increases, approximately $8,747, or 66.7% of the increase, was predominantly attributable to increased growth in the number of completed jobs in the residential new construction end market. Additionally, cost of sales increased $1,914, or 14.6% of the increase, as a result of a variety of factors including customer and product mix and market pricing variations. Of these items, no one was more significant than the other. Depreciation expense increased $930 as a result of increased investment in vehicles and equipment to support our growth. This increase was partially offset by improved leverage of our branch cost structures that resulted in cost of sales improvement of approximately $499.

Operating expenses

Selling

For the three months ended June 30, 2014, selling expenses increased $1,400, or 22.7%, to $7,556 from $6,156 for the three months ended June 30, 2013. This increase was primarily due to increases in wages, benefits and commissions of $1,326 to support higher sales.

Administrative

For the three months ended June 30, 2014, administrative expenses increased $5,103, or 30.3%, to $21,957 from $16,854 for the three months ended June 30, 2013. The increase in administrative expenses was primarily due to costs associated with being a public company of $1,598 which included restricted stock awards of $300, increased wages and benefits costs of $1,949 to support our growth, secondary public offering costs of $843, increased facility costs of $344, and changes in several other expenses of approximately $369 to support our growth.

Amortization

Amortization expense was relatively flat for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Other expense (income)

For the three months ended June 30, 2014, other expense increased $425, or 122.5%, to $772 from $347 for the three months ended June 30, 2013. Included in the three months ended June 30, 2013 is an adjustment to record accretion on the put option on our Redeemable Preferred Stock resulting in a reduction of expense. We did not have this adjustment in the second quarter of 2014 due to the termination of the put option upon our IPO in February 2014.

Income tax provision

During the three months ended June 30, 2014, we recorded an income tax provision of $1,483 on our income from continuing operations before income taxes of $3,810, or an effective tax rate of 38.9%. This rate was favorably impacted by deductions related to Section 199 as well as a benefit for a cancelled put option related to our stock. The favorability was offset by a non-deductible permanent item related to the secondary issuance of stock during the quarter.

Loss from discontinued operations, net of income taxes

For the three months ended June 30, 2014, we had a loss from discontinued operations, net of income taxes, of $20 compared to $210 for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net revenue

For the six months ended June 30, 2014, net revenue increased $35,645, or 18.1%, to $232,294 from $196,649 during the six months ended June 30, 2013. The increase in net revenue included revenue from acquisitions of approximately $4,878, or 13.7% of the increase. Of the remaining $30,767 increase in net revenue, approximately $22,084, or 61.9% of the increase, was predominantly attributable to growth in the number of completed jobs in the residential new construction end market. The remaining increase in net revenue of approximately $8,683, or 24.4% of the increase, resulted from a variety of factors including customer and product mix and market pricing variations. Of these, no one factor was more significant than any other.

Cost of sales

For the six months ended June 30, 2014, cost of sales increased $22,960, or 15.5%, to $171,080 from $148,120 during the six months ended June 30, 2013. The increase in cost of sales included increases from acquired businesses of approximately $3,562, or 15.5% of the increase. Of the remaining $19,398 in increases, approximately $16,254, or 70.8% of the increase, was predominantly attributable to increased growth in the number of completed jobs in the residential new construction end market. Additionally, cost of sales increased $1,989, or 8.7% of the increase, as a result of a variety of factors including customer and product mix and market pricing variations. Of these items, no one was more significant than the other. Depreciation expense increased $1,971 as a result of increased investment in vehicles and equipment to support our growth. This increase was partially offset by improved leverage of our branch cost structures that resulted in cost of sales improvement of approximately $816.

Operating expenses

Selling

For the six months ended June 30, 2014, selling expenses increased $2,118, or 17.8%, to $14,026 from $11,908 for the six months ended June 30, 2013. This increase was primarily due to increases in wages, benefits and commissions of $1,867 to support higher sales, as well as an increase in bad debt expense of $312 primarily due to increased sales volume.

Administrative

For the six months ended June 30, 2014, administrative expenses increased $8,018, or 24.8%, to $40,318 from $32,300 for the six months ended June 30, 2013. The increase in administrative expenses was primarily due to increased wages and benefits costs of $3,465 to support our growth, costs associated with being a public company of $1,705 which included restricted stock awards of $300, secondary public offering costs of $843, increased facility costs of $538, increased technology costs of $411, and net changes in several other expenses of approximately $1,056 to support our growth.

Amortization

Amortization expense was relatively flat for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Other expense (income)

Other expense was relatively flat for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Income tax provision

During the six months ended June 30, 2014, we recorded an income tax provision of $1,833 on our income from continuing operations before income taxes of $4,561, or an effective tax rate of 40.2%. This rate was favorably impacted by deductions related to Section 199 as well as a benefit for a cancelled put option related to our stock. The favorability was offset by a non-deductible permanent item related to the secondary issuance of stock during the quarter.

Loss from discontinued operations, net of income taxes

For the six months ended June 30, 2014, we had a loss from discontinued operations, net of income taxes, of $48 compared to $497 for the six months ended June 30, 2013.

Liquidity and Capital Resources

Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and meet required principal and interest payments. Our capital resources primarily consist of cash and borrowings under our revolving credit facility and capital leases.

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

As of June 30, 2014, we had $5,133 in cash and $35,835 of unused borrowing capacity under our revolving credit facility. In addition to cash, we had restricted cash of $1,638 as of June 30, 2014, which is a contractually required component of our self-insured retention (“SIR”) general liability insurance policy and our high-deductible workers’ compensation insurance policies to ensure payment under these programs.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months.

New Credit Agreement

On July 8, 2014, we entered into a Credit and Security Agreement (the “Credit and Security Agreement”) with the lenders named therein and KeyBank National Association, as lead arranger, sole book runner, administrative agent, swing line lender and issuing lender. The Credit and Security Agreement replaces our prior $50,000 revolving credit facility, which was scheduled to mature in May 2016. All of the obligations under the Credit and Security Agreement are guaranteed by our existing and future direct and indirect material domestic subsidiaries, other than Suburban Insulation, Inc. (the “Guarantors”).

The Credit and Security Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $100,000, consisting of a $25,000 term loan (the “Term Loan”), borrowed at closing, and a revolving credit facility in an aggregate principal amount of up to $75,000

(the “Revolving Credit Facility”), each denominated in U.S. dollars. Up to an aggregate of $10,000 will be available to us for the issuance of letters of credit and up to an aggregate of $5,000 will be available to us for swing line loans, both of which reduce the availability of the Revolving Credit Facility. At closing, there were no letters of credit issued and no other borrowings outstanding under the Revolving Credit Facility.

The Term Loan amortizes in quarterly principal payments of $312,500 starting on December 31, 2014, with the quarterly payment amount increasing to $468,750 from September 30, 2016 through June 30, 2018, and further increasing to $625,000 from September 30, 2018 through June 30, 2019. The remaining balance is due on July 7, 2019 (the “Maturity Date”).

The Credit and Security Agreement expires on the Maturity Date, at which time the Term Loan and Revolving Credit Facility mature. We used the Term Loan and Revolving Credit Facility to refinance existing indebtedness and intend to use the Term Loan and Revolving Credit Facility to fund ongoing operating and working capital needs and other general corporate purposes, including growth and acquisition initiatives, and for certain fees and expenses associated with the closing of the Credit and Security Agreement.

Loans under the Credit and Security Agreement will bear interest at either the eurodollar rate or the base rate, at our election, plus (i) for the period from the closing date through August 31, 2014, 1.75% for eurodollar loans and 0.75% for base rate loans and (ii) thereafter, a spread determined by our leverage ratio (as described below) ranging from 1.25% to 2.25% per annum for eurodollar loans and 0.25% to 1.25% per annum for base rate loans. In addition to interest, we are required to pay commitment fees on the unused portion of the Revolving Credit Facility. The commitment fee rate, like the interest rate spreads, is subject to adjustment based on our leverage ratio, with possible future commitment fees ranging from 0.200% to 0.300% per annum.

Our obligations under the Credit and Security Agreement and the guaranteeing obligations of the Guarantors are secured by: (1) a first priority perfected security interest in all our and each Guarantor’s (subject to certain restrictions) tangible and intangible existing and future personal property and real property of ours and each Guarantor; (2) a pledge of, and first priority perfected lien on, 100% of the capital stock or other equity interests of our and the Guarantors’ present and subsequently acquired domestic subsidiaries (subject to certain restrictions), and in the case of first-tier foreign subsidiaries, such pledge will generally be limited to 100% of the non-voting capital stock or equity interest and 65% of the voting capital stock or equity interests of our and the Guarantors’ present and subsequently acquired first-tier foreign subsidiaries; and (3) a negative pledge on all our and the Guarantors’ assets Guarantors (subject to certain restrictions).

The Credit and Security Agreement contains covenants that are customary for similar credit arrangements. These include covenants relating to financial reporting and notification, payment of indebtedness, taxes and other obligations, and compliance with certain applicable laws. There are also financial covenants that require us to (i) maintain a fixed charge coverage ratio (defined as the ratio of consolidated EBITDA to consolidated fixed charges for the four most recent fiscal quarters) of not less than 1.10 to 1.00 and (ii) maintain a leverage ratio (defined as the ratio of consolidated funded indebtedness as of the end of the most recently completed fiscal quarter to consolidated EBITDA for the four most recent fiscal quarters) of no greater than (a) 3.50 to 1.00 on the closing date through March 30, 2015, (b) 3.25 to 1.00 on March 31, 2015 through September 29, 2015, (c) 3.00 to 1.00 on September 30, 2015 through March 30, 2016, and (d) 2.75 to 1.00 on March 31, 2016 and thereafter. The Credit and Security Agreement also imposes certain customary limitations and requirements on us with respect to, among other things, the incurrence of indebtedness and liens, the making of investments, the payment of dividends or making of other restricted payments, mergers, acquisitions and dispositions of assets, and transactions with affiliates.

The Credit and Security Agreement contains customary events of default, including, without limitation: non-payment of obligations under the Credit and Security Agreement when due (or, for certain obligations, within three business days after they have become due); the material inaccuracy of any representations or warranties; a violation of covenants in the Credit and Security Agreement (subject, in the case of certain such covenants, to cure periods); a default related to other material debt that could result in the acceleration of that debt; certain events of bankruptcy or insolvency; judgments for the payment of money in excess of $750,000 in the aggregate that remains unpaid or unstayed and undischarged for a period of 30 days after the date on which the right to appeal has expired; and a change of control of us. The occurrence and continuance of an event of default could result in, among other things, amounts owing under the Credit and Security Agreement being accelerated and the Credit and Security Agreement being terminated.

During the continuance of any default, at the option of the administrative agent or the required lenders (except in the case of insolvency or payment default, in which case it shall be automatic), the applicable interest rates on all obligations owing under the Credit and Security Agreement shall increase by 2% per annum over the rate otherwise applicable, or, if no rate is specified 2% per annum over the base rate plus the base rate margin as listed above under Interest Rates.

Capped Call Agreement

Certain of our shareholders entered into a capped call agreement with our underwriters as part of our secondary public offering. We are not a party to the transaction. This agreement provides that approximately 1.1 million shares of the shareholders’ stock sold in the offering have the option of a capped call. The option can be exercised within specific dates based on the then price of the underlying shares. This has the effect of permitting the selling shareholders to receive additional benefit on the sold shares up to a predetermined price. This agreement is between the selling shareholders and our underwriters and does not represent compensation to the shareholders for services rendered and the price paid for the option represents fair value of that transaction. Accordingly, we have not recorded any expense related to this transaction.

Historical cash flow information

Cash flow from operating activities

Net cash provided by operating activities was $7,630 for the six months ended June 30, 2014 as compared to net cash used in operating activities of $7,554 for the six months ended June 30, 2013, which represents a total change in cash flows from operating activities of $15,184. This increase in cash flow was due to a $4,298 decrease in change in accounts receivable from operations, a $3,447 decrease in change in income taxes receivable, additional depreciation and amortization expense related to fixed assets and capital leases of $2,048, additional net income of $1,984, a $1,338 increase in change in accounts payable and $2,069 in several other favorable changes.

Cash flows from investing activities

Net cash used in investing activities was $3,064 for the six months ended June 30, 2014 as compared to net cash used in investing activities of $1,041 for the six months ended June 30, 2013, which represents a total change in cash flows from investing activities of $2,023. The 2014 acquisition of U.S. Insulation used $2,006 compared to the 2013 acquisition of Ace which used $687, an increase of $1,319 cash used. The remaining $704 change in net cash used in investing activities is primarily due to $582 less in proceeds from sales of assets than in the six months ended June 30, 2013.

Cash flows from financing activities

Net cash used in financing activities was $3,498 for the six months ended June 30, 2014 as compared to net cash provided by financing activities of $8,550 for the six months ended June 30, 2013, which represents a total change in cash flows from financing activities of $12,048. The decrease in cash provided was primarily the result of the redemption of our Redeemable Preferred Stock resulting from our IPO of $75,735, net payments on our revolving line of credit of $20,280 during the six months ended June 30, 2014 as opposed to proceeds of $11,696 during the six months ended June 30, 2013, representing a decrease of $31,976, $4,380 of payments for deferred offering costs associated with our initial and secondary public offerings, and $2,020 of other decreases comprised primarily of additional payments on capital lease obligations, all offset by net proceeds from our initial and secondary public offerings of $87,645 and $14,418, respectively.

Capital expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Total cash capital expenditures were $1,518 and $1,421 for the six months ended June 30, 2014 and 2013, respectively and primarily related to purchases of vehicles and various equipment to support our operations and increased net revenue.

Revolving credit facility

We entered into our previous revolving credit facility on November 4, 2011 with Bank of America, N.A. Under the revolving credit facility, our line of credit had a maximum limit of $50,000. Amounts outstanding under the revolving credit facility were due May 4, 2016 with interest at the greater of 1) the Eurodollar rate, or the London Interbank Offered Rate, or LIBOR, or 2) the alternate base rate, which approximated the prime rate, plus a margin based on the type of rate applied. At our option, we could have elected borrowings to be accounted for under LIBOR contracts with a minimum of $1,000 as long as no more than five LIBOR loans were outstanding at once. All loans not under LIBOR contracts were automatically charged interest at the alternate base rate. As of June 30, 2014, we had $2,000 outstanding under our revolving credit facility at 1-month LIBOR including margin (2.25%) and $4,989 outstanding at the alternate base rate including margin (4.25%).

Our revolving credit facility permitted borrowings based on a stated percentage of eligible accounts receivable and inventories. We were required to pay a monthly fee of 0.375% per annum on the average unused commitment under our revolving credit facility. Borrowings outstanding under our revolving credit facility were collateralized by a first priority lien on all assets, including, but not limited to, all real estate, property, equipment, receivables and inventories. In addition, the borrowing base under our revolving credit facility could have been reduced by the sum of letter of credit obligations, inventory reserves and reserves relating to claims that may have been reasonably expected to be asserted against the collateral securing such credit facility, among other specified amounts. Our revolving credit facility also contained various customary restrictive non-financial covenants and event of default provisions.

Our revolving credit facility also allowed us to issue letters of credit not to exceed $10,000 in the aggregate. To support our insurance programs, we had $7,175 of letters of credit outstanding as of June 30, 2014. Certain subsidiaries of Installed Building Products, Inc. were borrowers under our revolving credit facility. Installed Building Products, Inc. and certain other of its subsidiaries were guarantors of our revolving credit facility.

Our revolving credit facility contained certain customary representations and warranties and affirmative and negative covenants, including financial reporting requirements and covenants limiting our indebtedness, investments, liens, restricted payments, asset sales, affiliate transactions, hedging agreements, restrictive agreements, equity issuances by subsidiaries, leases, mergers and acquisitions. As of June 30, 2014, we were in compliance with all affirmative and negative covenants of our revolving credit facility. In addition, if minimum availability under our revolving credit facility fell below a certain threshold, the facility required that we satisfy a fixed charge coverage ratio test. With respect to restrictions on acquisitions, certain acquisitions were permitted if (1) our pro forma fixed charge coverage ratio was at least 1.10 to 1.00 as of the most recently ended measurement period and the pro forma availability under our revolving credit facility immediately before and after making such acquisition, and the average pro forma availability for the 30 days prior to such acquisition, was at least $5,000 or (2) the pro forma availability immediately before and after making such acquisition, and the average pro forma availability for the 30 days prior to such acquisition, was at least $10,000.

The revolving credit facility was replaced by our New Credit Agreement discussed above.

Letters of Credit and Bonds

We use letters of credit to secure our performance under our general liability and workers compensation insurance programs. Our workers compensation insurance program is considered a high deductible program whereby we are responsible for the cost of claims under $750. If we do not pay these claims, our insurance carriers are required to make these payments to the claimants on our behalf. Our general liability insurance program has an SIR of $350 whereby we are responsible for all claims below the SIR, and the insurance company only has liability above the SIR. As of June 30, 2014, we had $7,175 of outstanding letters of credit and $1,638 in cash securing our performance under these insurance programs. We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. As of June 30, 2014, we had approximately 14 performance bonds outstanding, totaling $1,644. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. As of June 30 2014, we had approximately 206 permit and license bonds outstanding, totaling $3,571. Permit and license bonds are typically issued for one year and are required by certain municipalities when we obtain licenses and permits to perform work in their jurisdictions.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of June 30, 2014. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payments due by year:
	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Long-term debt obligations (1)	$7,866	$133	$377	$7,191	$132	$33	$-
Capital lease obligations (2)	28,804	5,396	9,347	6,851	4,147	2,380	683
Operating lease obligations (3)	14,548	2,704	4,190	3,061	1,549	982	2,062
Purchase obligations (4)	36,274	697	13,341	13,341	8,895	-	-

(1)	Long-term debt obligations include estimated interest payments. In determining estimated interest payments, we utilize the current market rates, including the 1-month LIBOR including margin

(2.25%) and the prime rate including margin (4.25%). Additionally, our estimated interest payments have been calculated assuming that our debt balance as of June 30, 2014 remains outstanding in line with the above-disclosed payment schedule. Long-term debt obligations include amounts outstanding under our revolving credit facility. The above amounts do not factor in our new credit agreement, which we entered into in July 2014 and which replaced the prior revolving credit facility. See Revolving Credit Facility, New Credit Agreement, above.
(2)	We maintain a fleet of production vehicles under a capital lease structure. The leases expire on various dates through March 2019. We anticipate continuing the leasing of production vehicles to include new vehicles to support the increasing number of installation jobs in our business as well as to replace aging vehicles. Capital lease obligations, as disclosed above, include estimated interest expense payments. In determining expected interest expense payments, we utilize the current market rate.
(3)	We lease certain locations, vehicles and equipment under operating lease agreements, including, but not limited to, corporate offices, branch locations and various office and operating equipment. In some instances, these location lease agreements exist with related parties. See Note 9, Related Party Transactions, for further information.
(4)	We have two supply contracts with minimum purchase requirements at market rates. One of these contracts has been formally suspended until further negotiations take place, which we expect to occur in the fourth quarter of 2014. The amounts in the above table represent our best estimate as to the prices that will be payable for the minimum volume of purchases that must be made under the contracts, including the suspended contract. Amounts for the suspended contract have been calculated based on known information and assuming we will be obligated for all amounts.

Off-Balance Sheet Arrangements

As of June 30, 2014, other than operating leases and purchase obligations described above, letters of credit issued under our revolving credit facility and performance and license bonds, we had no material off-balance sheet arrangements with unconsolidated entities.

Critical Accounting Policies and Estimates

There have been no material changes for the three months ended June 30, 2014 from the critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with oversight from the Audit Committee, has been addressing the material weaknesses disclosed in our Annual Report on Form 10-K and is committed to effectively remediating known weaknesses as expeditiously as possible. See Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the steps being taken to remediate such weaknesses. Management has concluded that there have been changes made in our internal controls over financial reporting in connection with our second quarter evaluation that would materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. Management further believes that the steps being taken will serve to strengthen our internal control over financial reporting. Although our remediation efforts are underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a sufficient period of time and are tested, and management concludes that these controls are operating effectively. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts referenced above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1. Financial Statements, Note 10, Commitments and Contingencies, for information about existing legal proceedings.

Item 1A. Risk Factors

There have been no material changes for the three months ended June 30, 2014 from the risk factors as previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the three months ended June 30, 2014 that were not registered under the Securities Act of 1933, as amended. In addition, we did not repurchase any securities registered under the Exchange Act of 1934, as amended, during the three months ended June 30, 2014.

Item 3. Defaults Upon Senior Securities

There have been no material defaults in senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In connection with our IPO, we engaged a third party to benchmark the compensation of our Named Executive Officers against published surveys and a peer group of publicly-traded companies similar in size and industry to us. As a result, and to more closely align with our target base compensation of approximately 65% of the median base compensation determined in the benchmark study, the Compensation Committee of our Board of Directors approved an increase in salary on August 11, 2014 to our Chief Operating Officer and our Chief Financial Officer, raising base compensation to $300 and $250 per year, respectively. In addition, the Compensation Committee has approved an annual cash bonus equal to 50% of base salary, net of withholdings, for the aforementioned Named Executive Officers as well as our Chief Executive Officer if specific performance goals are attained. This bonus is based on specific performance goals associated with adjusted EBITDA targets, payable by March 15, 2015 and conditional upon the officer being employed by us at the time of such payment.

Item 6. Exhibits

(a)(3) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Quarterly Report on form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2014

INSTALLED BUILDING PRODUCTS INC.
By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

INSTALLED BUILDING PRODUCTS INC.

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed or Furnished with this Quarterly Report on Form 10-Q for the three months ended June 30, 2014

Exhibit Number	Description	Incorporation by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit(s)	Filing Date

10.1	Credit and Security Agreement dated July 8, 2014, by and between Installed Building Products, Inc. and the lenders party thereto, and KeyBank National Association, as lead arranger, sole book runner, administrative agent, swing line lender and issuing lender	8-K	001-36307	10.1	07/10/2014

10.2	Pledge Agreement dated July 8, 2014, by Installed Building Products, Inc. in favor of KeyBank National Association, as administrative agent	8-K	001-36307	10.2	07/10/2014

10.3	Security Agreement dated July 8, 2014, by each domestic subsidiary as defined in the Credit and Security Agreement dated July 8, 2014, in favor of KeyBank National Association, as administrative agent	8-K	001-36307	10.3	07/10/2014

10.4 #	Form of Performance Share Award Agreement					X

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101 (a)	Financial statements in XBRL Format					X

#  Indicates management contract or compensatory plan.