Form 10-Q
period 2014-09-30
Installed Building Products, Inc.
filed 2014-11-12
CIK 1580905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

On November 5, 2014 the registrant had 31,839,087 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets
Cash	$24,732	$4,065
Restricted cash	1,638	1,708
Accounts receivable (less allowance for doubtful accounts of $2,545 and $1,738 at September 30, 2014 and December 31, 2013, respectively)	71,569	58,351
Accounts receivable, related parties	1,651	475
Inventories	23,339	19,731
Income taxes receivable	341	41
Deferred offering costs	—	5,156
Other current assets	4,860	5,985

Total current assets	128,130	95,512
Property and equipment, net	37,302	29,475
Non-current assets
Goodwill	51,286	49,328
Intangibles, net	12,897	13,400
Other non-current assets	4,468	3,355

Total non-current assets	68,651	66,083

Total assets	$234,083	$191,070

LIABILITIES, REDEEMABLE INSTRUMENTS AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$1,533	$255
Current maturities of capital lease obligations	9,456	7,663
Accounts payable	47,846	40,114
Accounts payable, related parties	—	539
Accrued compensation	11,370	8,942
Other current liabilities	7,039	6,930

Total current liabilities	77,244	64,443
Long-term debt	23,878	27,771
Capital lease obligations, less current maturities	18,815	14,370
Put option - Redeemable Preferred Stock	—	490
Deferred income taxes	9,974	9,571
Other long-term liabilities	12,071	9,006

Total liabilities	141,982	125,651
Commitments and contingencies (Note 10)
Redeemable Preferred Stock; $0.01 par value: 0 and 1,000 authorized, issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	55,838
Redeemable Common Stock; $0.01 par value: 0 and 5,850,000 authorized, issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	81,010
Stockholders’ equity (deficit)
Preferred Stock; $0.01 par value: 5,000,000 and 0 authorized, 0 and 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common Stock; $0.01 par value: 100,000,000 and 27,200,862 authorized, 31,839,087 and 16,183,901 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	319	162
Additional paid in capital	154,497	—
Accumulated deficit	(62,715)	(71,591)

Total stockholders’ equity (deficit)	92,101	(71,429)

Total liabilities, redeemable instruments and stockholders’ equity (deficit)	$234,083	$191,070

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenue	$140,456	$115,950	$372,750	$312,599
Cost of sales	100,828	86,001	271,908	234,121

Gross profit	39,628	29,949	100,842	78,478
Operating expenses
Selling	8,041	6,546	22,067	18,454
Administrative	20,084	16,883	60,402	49,183
Amortization	693	757	2,104	2,301

Operating income	10,810	5,763	16,269	8,540
Other expense (income)
Interest expense	934	613	2,196	1,657
Other	51	140	(313)	(24)

	985	753	1,883	1,633
Income before income taxes	9,825	5,010	14,386	6,907
Income tax provision	3,629	1,942	5,462	2,646

Net income from continuing operations	6,196	3,068	8,924	4,261
Discontinued operations
Loss from discontinued operations	—	187	78	960
Income tax benefit	—	(86)	(30)	(362)

Loss from discontinued operations, net of income taxes	—	101	48	598

Net income	6,196	2,967	8,876	3,663
Accretion charges on Redeemable Preferred Stock	—	(1,578)	(19,897)	(4,597)

Net income (loss) attributable to common shareholders	$6,196	$1,389	$(11,021)	$(934)

Weighted average shares outstanding (basic and diluted)	31,839,087	22,033,901	29,539,592	22,033,901
Net income (loss) per share (basic and diluted)
Income (loss) per share from continuing operations attributable to common stockholders (basic and diluted)	$0.19	$0.07	$(0.37)	$(0.01)
Loss per share from discontinued operations attributable to common stockholders (basic and diluted)	—	(0.01)	—	(0.03)

Income (loss) per share attributable to common stockholders (basic and diluted)	$0.19	$0.06	$(0.37)	$(0.04)

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE INSTRUMENTS

(UNAUDITED)

(in thousands, except share amounts)

			Additional			Redeemable
	Common Stock		Paid In	Accumulated	Stockholders’	Preferred Stock		Common Stock
	Shares	Amount	Capital	Deficit	Deficit	Shares	Amount	Shares	Amount
BALANCE - January 1, 2013	16,183,901	$162	$3,959	$(11,603)	$(7,482)	1,000	$49,615	5,850,000	$17,246

Net income				3,663	3,663
Accretion of Redeemable
Preferred Stock to Redemption
Value			(3,959)	(638)	(4,597)		4,597
Adjustments to Redeemable
Common Stock fair value measurement				(33,108)	(33,108)				33,108

BALANCE - September 30, 2013	16,183,901	$162	$—	$(41,686)	$(41,524)	1,000	$54,212	5,850,000	$50,354

			Additional			Redeemable
	Common Stock		Paid In	Accumulated	Stockholders’	Preferred Stock		Common Stock
	Shares	Amount	Capital	Deficit	(Deficit) Equity	Shares	Amount	Shares	Amount
BALANCE - January 1, 2014	16,183,901	$162	$—	$(71,591)	$(71,429)	1,000	$55,838	5,850,000	$81,010

Net income				8,876	8,876
Initial Public Offering (IPO)	8,567,500	86	78,863		78,949
Secondary Public Offering	1,214,196	12	14,280		14,292
Redemption of Redeemable Preferred Stock						(1,000)	(75,735)
Termination of Redemption Feature upon IPO	5,850,000	58	89,309		89,367			(5,850,000)	(89,367)
Accretion of Redeemable Preferred Stock to Redemption Value			(19,897)		(19,897)		19,897
Adjustments to Redeemable Common Stock fair value measurement			(8,357)		(8,357)				8,357
Share-Based Compensation issued to Directors	23,490	1	299		300

BALANCE - September 30, 2014	31,839,087	$319	$154,497	$(62,715)	$92,101	—	$—	—	$—

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2014	2013
Net cash provided by operating activities	$14,693	$2,617

Cash flows from investing activities
Restricted cash	70	95
Purchases of property and equipment	(2,626)	(2,072)
Acquisitions of businesses, net of cash acquired of $53 and $0, respectively	(3,313)	(687)
Proceeds from sale of property and equipment	518	1,113

Net cash used in investing activities	(5,351)	(1,551)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net of costs	87,645	—
Proceeds from secondary public offering of common stock, net of costs	14,418	—
Redemption of Redeemable Preferred Stock	(75,735)	—
(Payments) proceeds from revolving line of credit, net	(27,269)	6,484
Proceeds from term loan	25,000	—
Debt issuance costs	(714)	—
Principal payments on long term debt	(719)	(473)
Payments on capital lease obligations	(6,921)	(4,595)
Payments for deferred initial public offering costs	(4,254)	(1,110)
Payments for deferred secondary public offering costs	(126)	—

Net cash provided by financing activities	11,325	306

Net change in cash	20,667	1,372
Cash at beginning of period	4,065	3,898

Cash at end of period	$24,732	$5,270

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$1,883	$1,522
Income taxes, net of refunds	4,726	6,200
Supplemental disclosure of noncash investing and financing activities
Vehicles capitalized under capital leases and related lease obligations	13,581	15,374
Note payable issued in connection with acquisition of business	—	300
Unpaid deferred offering costs	—	899

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

We have one operating segment and a single reportable segment. Substantially all of our sales come from service based installation of various products in the existing and new residential and commercial construction end markets. Each of our branches has the capacity to serve all of our end markets. For the three and nine months ended September 30, 2014, 89.1% and 88.8% of our net revenue was attributable to new and existing residential construction, respectively, with the remaining 10.9% and 11.2% attributable to commercial construction. For the three and nine months ended September 30, 2013, 89.5% and 88.8% of our net revenue was attributable to new and existing residential construction, respectively, with the remaining 10.5% and 11.2% attributable to commercial construction.

2014 Initial Public Offering (“IPO”)

On February 10, 2014, in anticipation of our IPO, we executed a 19.5-for-one stock split of our common stock which was originally a total of 1,129,944 shares of common stock issued and outstanding. The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented. Following the split we had 22,033,901 stock-split adjusted shares of common stock issued and outstanding.

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

The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to prevent the information presented from being misleading when read in conjunction with our fiscal 2013 consolidated financial statements and the notes thereto included in Part II, Item 8. Financial Statements and Supplementary Data, of our Annual Report on Form 10-K as filed with the SEC on March 28, 2014. The December 31, 2013 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. Unless otherwise indicated, all amounts are in thousands except share and per share amounts.

Our interim operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected in future operating quarters. See Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for additional information regarding risk factors that may impact our results.

Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, describes the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no significant changes in our critical accounting estimates during the three or nine months ended September 30, 2014.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $357 and $311 for the three months ended September 30, 2014 and 2013, respectively, and approximately $1,097 and $1,099 for the nine months ended September 30, 2014 and 2013, respectively, and is included in selling expense on the Condensed Consolidated Statements of Operations.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Deferred Offering Costs

Included on the Condensed Consolidated Balance Sheet at December 31, 2013 are deferred expenses related to our IPO totaling $5,156. See Note 1, Organization, for further details of our IPO. These deferred expenses were charged against equity upon the completion of the IPO in accordance with U.S. GAAP. As of September 30, 2014, we charged total offering costs of $8,700 against equity related to our IPO and $126 related to our secondary public offering. Included in other current liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2014 are $56 of accrued offering costs associated with the shares sold by the independent selling stockholders during the secondary public offering. There were no accrued or deferred costs associated with our secondary public offering as of December 31, 2013.

Recently Adopted Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendment clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013 and should be retrospectively applied to all comparative periods presented. We have concluded that this ASU has not had a material impact on our consolidated financial statements because the scope clarification does not change our position for the three and nine months ended September 30, 2014.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40).” Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. This ASU establishes guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This ASU is effective for fiscal years ending after December 15, 2016, and for annual and interim periods thereafter, with earlier adoption permitted. We are still evaluating whether this ASU will have a material impact on our consolidated financial statements.

NOTE 3 – GOODWILL AND INTANGIBLES

Goodwill

The change in carrying amount of goodwill was as follows:

	Beginning balances as of December 31, 2013:	Goodwill from business combinations	Ending balances as of September 30, 2014:
Goodwill	$119,332	$1,958	$121,290
Accumulated impairment losses	(70,004)	—	(70,004)

Net Goodwill	$49,328	$1,958	$51,286

During the nine months ended September 30, 2014, goodwill increased $1,958 as a result of our 2014 acquisitions. See Note 11, Business Combinations, for more information. Goodwill did not change during the nine months ended September 30, 2013.

We test goodwill for impairment annually during the fourth quarter of our fiscal year or at an earlier date if there is an impairment indicator. We tested goodwill for impairment as of October 1, 2013. No impairment was recognized during either of the nine month periods ended September 30, 2014 and 2013.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Intangibles, net

The following table provides the gross carrying amount and accumulated amortization for each major class of intangibles:

	September 30,			December 31,
	2014			2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangibles:
Customer relationships	$22,419	$(15,707)	$6,712	$21,412	$(14,403)	$7,009
Covenants not-to-compete	526	(250)	276	356	(160)	196
Trademarks and tradenames	12,281	(6,372)	5,909	11,882	(5,687)	6,195

	$35,226	$(22,329)	$12,897	$33,650	$(20,250)	$13,400

Among other factors, the gross carrying amount of intangibles increased $1,561 during the nine months ended September 30, 2014 as a result of our 2014 acquisitions. See Note 11, Business Combinations, for more information. Amortization expense on intangible assets totaled $693 and $757 during the three months ended September 30, 2014 and 2013, respectively, and approximately $2,104 and $2,301 for the nine months ended September 30, 2014 and 2013, respectively. Remaining estimated aggregate annual amortization expense is as follows (amounts are for the fiscal year ended):

Remainder of 2014	$668
2015	2,627
2016	2,276
2017	1,687
2018	1,477
Thereafter	4,162

NOTE 4 – LONG-TERM DEBT

Debt consists of the following:

	September 30,	December 31,
	2014	2013
Revolving Line of Credit	$—	$27,269
Term Loan due July 7, 2019	25,000	—
Various notes payable, maturing through December 2016; payable in various monthly installments, including interest rates ranging from 0.0% to 10.0%	411	757

	25,411	28,026
Less: current maturities	(1,533)	(255)

Long-term debt, less current maturities	$23,878	$27,771

On July 8, 2014, we entered into a new Credit and Security Agreement (the “New Credit Agreement”) with the lenders named therein and KeyBank National Association, as lead arranger, sole book runner, administrative agent, swing line lender, and issuing lender. Upon entry into the New Credit Agreement, our previous loan and security agreement, as amended, (the “Old Credit Agreement”) was terminated.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The New Credit Agreement provides for a Revolving Line of Credit (“New LOC”) with a maximum limit of $75,000 and a term loan in the amount of $25,000 (“Term Loan”) which was fully funded at closing. The New LOC and Term Loan are due July 7, 2019 (the “Maturity Date”) and are secured by all of our assets except those subject to capital leases. The total facility commitment amount is $100,000 including the New LOC and Term Loan, any outstanding letters of credit, and swing line loans. Up to an aggregate of $10,000 is available to us for the issuance of letters of credit and up to an aggregate of $5,000 is available to us for swing line loans, both of which reduce the availability under the New LOC. The Old Credit Agreement also allowed us to issue Letters of Credit not to exceed $10,000 in the aggregate.

The New LOC and Term Loan bear interest at either 1) the Eurodollar rate (“LIBOR”) or 2) the Base Rate (which approximates Prime Rate), plus a margin based on the type of rate applied and the value (represented as a ratio) of our total debt to earnings (as defined in our New Credit Agreement). The Term Loan amortizes in quarterly principal payments of $313 starting on December 31, 2014, with the quarterly payment amount increasing to $469 from September 30, 2016 through June 30, 2018, and further increasing to $625 from September 30, 2018 through June 30, 2019. Any outstanding principal balance on the Term Loan is due on the Maturity Date.

We had $25,000 outstanding under the Term Loan and no outstanding borrowings under the New LOC as of September 30, 2014. We had $24,500 outstanding on the Line of Credit under the Old Credit Agreement (“Old LOC”) at 1-month LIBOR including margin (2.25%) and $2,769 outstanding on the Old LOC at the Alternate Base Rate including margin (4.25%) as of December 31, 2013. We had additional available borrowings of $15,556 on the Old LOC as of December 31, 2013. To support our insurance programs, we had outstanding Letters of Credit of $9,815 and $7,175 as of September 30, 2014 and December 31, 2013, respectively.

The New Credit Agreement contains financial covenants requiring us to maintain 1) a leverage ratio of debt to earnings, as adjusted for certain items and as defined by the Agreement, of no greater than 3.50 to 1.00 and decreasing over time to 2.75 to 1.00 by March 31, 2016, and 2) a fixed charge coverage ratio, as adjusted for certain items, of no less than 1.10 to 1.00. The New Credit Agreement also contains various restrictive non-financial covenants and a provision requiring that, upon an event of default (as defined by the New Credit Agreement), amounts outstanding under the New LOC and Term Loan would bear interest at the rate as determined above plus 2%.

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

Accounts receivable, accounts payable, and accrued liabilities as of September 30, 2014 and December 31, 2013 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of the long-term debt, including the Term Loan and New LOC as of September 30, 2014 and Old LOC at December 31, 2013, approximated fair value as of September 30, 2014 and December 31, 2013 due to the short term maturities of the underlying variable rate LIBOR agreements. The carrying amounts of the obligations associated with our capital leases approximate fair value as of September 30, 2014 and December 31, 2013 since the value of the obligations is based on the value of the associated tangible assets. Both debt classifications represent Level 2 fair value measurements.

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

Our Redeemable Preferred Stock was redeemed in February 2014 with proceeds from our IPO, eliminating the associated put option. In addition, the redeemable feature of our Redeemable Common Stock was terminated upon the IPO. See Note 1, Organization, “2014 Initial Public Offering,” for further information. As such, corresponding fair values are zero as of September 30, 2014.

	December 31, 2013	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Put option - Redeemable Preferred Stock	$490	$—	$—	$490
Redeemable Common Stock	81,010	—	—	81,010

Total items measured at fair value on a recurring basis	$81,500	$—	$—	$81,500

The following is a general description of the valuation methodologies used for liabilities and mezzanine equity (which includes redeemable preferred and common stock) items measured at fair value as of December 31, 2013:

Put option – Redeemable Preferred Stock – We identified a certain embedded feature in the Redeemable Preferred Stock that was required to be bifurcated and accounted for as a derivative. The identified put option allowed Redeemable Preferred stockholders to put their shares upon a change in control. The estimated fair value of the put option on Redeemable Preferred Stock was determined using our estimates of the probability of a change in control during each period the option was outstanding in combination with the accreted fair value of the Redeemable Preferred Stock during the option period. Those resulting probabilities were then calculated at net present value for each period presented.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Redeemable Common Stock – The estimated fair value of the redeemable feature of certain shares of our outstanding common stock was determined using a combination of discounted cash flows and market multiple approach modeling in order to mark the Redeemable Common Stock to market at each period end. The weighted average cost of capital used was approximately 18% as of December 31, 2013.

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 were as follows:

Balance as of December 31, 2013	$81,500
Adjustments to fair value measurement impacting the Statement of Stockholders’ Deficit and Redeemable Instruments	8,357
Adjustments to fair value measurement impacting the Statement of Operations	(490)
Termination of Redemption Feature on common stock and put option	(89,367)

Balance as of September 30, 2014	$—

The unrealized gain related to the put option liabilities is recorded within other expense (income) on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2014.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE INSTRUMENTS

In anticipation of our IPO, we amended our Certificate of Incorporation on February 10, 2014 to, among other things, authorize additional shares of common and preferred stock. On February 25, 2014, we further amended our Certificate of Incorporation to delete references to the Redeemable Preferred Stock, all of which was redeemed with proceeds from our IPO and subsequently retired and cancelled. As of September 30, 2014, we had 100,000,000 shares of common stock authorized and 31,839,087 issued and outstanding, as well as 5,000,000 shares of preferred stock authorized with zero issued and outstanding, all with par value of $0.01 per share.

NOTE 7 – EMPLOYEE BENEFITS

Our healthcare benefit expense (net of employee contributions) was approximately $2,143 and $1,998 for the three months ended September 30, 2014 and 2013, respectively, for all plans, and $6,737 and $5,822 for the nine months ended September 30, 2014 and 2013, respectively. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $1,089 and $913 as of September 30, 2014 and December 31, 2013, respectively.

Workers’ compensation expense totaled $2,335 and $948 for the three months ended September 30, 2014 and 2013, respectively, and $5,955 and $4,041 for the nine months ended September 30, 2014 and 2013. Workers’ compensation known claims and IBNR reserves included in other current liabilities on the Condensed Consolidated Balance Sheet totaled $2,071 and $1,660 as of September 30, 2014 and December 31, 2013, respectively. Workers’ compensation known claims and IBNR reserves included in other long-term liabilities on the Condensed Consolidated Balance Sheet totaled $4,825 and $4,260 as of September 30, 2014 and December 31, 2013, respectively. Accrued insurance reserves included in other current liabilities on the Condensed Consolidated Balance Sheet totaled $1,453 and $1,012 as of September 30, 2014 and December 31, 2013, respectively. Accrued insurance reserves included in other long-term liabilities on the Condensed Consolidated Balance Sheet totaled $4,447 and $3,266 as of

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

September 30, 2014 and December 31, 2013, respectively. We also had an insurance receivable for claims that exceeded the stop loss limit and are included in other non-current assets on the face of the Condensed Consolidated Balance Sheet. That receivable offsets an equal liability included within the reserve amounts noted above and totaled $2,771 and $2,055 as of September 30, 2014 and December 31, 2013, respectively.

Share-Based Compensation

On June 18, 2014, we granted 23,490 shares of restricted stock at a price of $12.77 per share (which represents market price on the grant date) to non-employee members of our Board of Directors. These shares effectively vested on the grant date since there is no service period associated with these awards. The lack of a vesting or service period may not apply to any future share grants under our 2014 Omnibus Incentive Plan. Accordingly, for the nine months ended September 30, 2014, we recorded $300 in compensation expense within administrative expenses on the Condensed Consolidated Statements of Operations. Since all shares vested immediately, there is no unearned compensation expense related to non-vested share-based compensation recorded on our Condensed Consolidated Balance Sheet as of September 30, 2014. No restricted stock had been granted prior to this date and accordingly, no shares were granted and no compensation expense was recorded during the nine months ended September 30, 2013, and no vested or nonvested restricted stock awards existed as of that date.

The weighted-average grant-date fair value is the same as the issue price for all shares since all of the shares vested at the grant date. All shares are fully vested and no shares expired or were forfeited during the nine months ended September 30, 2014. As of September 30, 2014, 2,976,510 of the 100,000,000 shares of common stock authorized for issuance were available for issuance under the 2014 Omnibus Incentive Plan.

NOTE 8 – INCOME TAXES

Our provision for income taxes as a percentage of pretax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.

During the three and nine months ended September 30, 2014, the effective tax rate for continuing operations was 36.9 percent and 38.0 percent, respectively. The rate for the three months ended September 30, 2014 was favorably impacted by deductions related to domestic production activities, offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses. The rate for the nine months ended September 30, 2014 was favorably impacted by deductions related to domestic production activities as well as a benefit for a cancelled put option related to our Redeemable Preferred Stock. See Note 5, Fair Value Measurements, “Assets and Liabilities Measured at Fair Value on a Recurring Basis,” for more information on the put option. The favorability was offset by a non-deductible permanent item related to our secondary offering during the second quarter as well as separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

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

For the three and nine months ended September 30, 2014 and 2013, the amount of sales to common or related parties as well as the purchases from and rent expense paid to these common or related parties were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Sales	$1,577	$317	$3,885	$901
Purchases	513	2,908	2,836	9,622
Rent	162	173	446	518

During the second quarter of 2014, we appointed a new member of our Board of Directors who is also the CEO of M/I Homes, Inc. (NYSE: MHO), one of our customers. As a result, we have included all sales to this customer in 2014 in the above table. We paid this director fees of $50 in the form of restricted stock awards and $13 in the form of cash compensation during the nine months ended September 30, 2014. See Note 7, Employee Benefits, “Share-Based Compensation,” for further information.

As a result of our acquisition of TCI Contracting, LLC (“TCI”) in 2012, one of our existing suppliers became classified as a related party until a change in ownership of the supplier during the three months ended September 30, 2014 resulted in an end to such classification. While still classified as a related party to us, purchases made from this supplier during the three months ended September 30, 2014 and 2013 were $439 and $2,845, respectively, and $2,572 and $9,504 for the nine months ended September 30, 2014 and 2013, respectively, and are included in total related party purchases in the preceding table.

The Company maintains a receivable from IBP Holding Company in the amount of approximately $600 as of September 30, 2014, included in other current assets on the Condensed Consolidated Balance Sheet. The receivable represents amounts owed to us for wages and related expenses paid by the Company during 2011 to former employees of IBP Holding Company. See Item 8. Financial Statements and Supplementary Data, Note 1, Organization and Recapitalization, within our Annual Report on Form 10-K for the year ended December 31, 2013, for further information on IBP Holding Company.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

We are obligated under capital leases covering vehicles and certain equipment. The vehicle and equipment leases generally have terms ranging from four to six years. Total gross assets relating to capital leases were $65,080 and $54,004 as of September 30, 2014 and December 31, 2013, respectively, and a total of $20,312 and $22,160 were fully depreciated as of September 30, 2014 and December 31, 2013, respectively. The net book value of assets under capital leases was $30,412 and $23,623 as of September 30, 2014 and December 31, 2013, respectively, net of accumulated depreciation of $34,668 and $30,382 as of September 30, 2014 and December 31, 2013, respectively. Amortization of assets held under capital leases is included within cost of sales on the Condensed Consolidated Statements of Operations.

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

In some instances, lease agreements exist with related parties. Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) with related parties as of September 30, 2014 are as follows (amounts are as of the fiscal year ended):

Remainder of 2014	$141
2015	434
2016	356
2017	150
2018	83
Thereafter	—

Supply Contract Commitments

As of September 30, 2014, we had two product supply contracts with minimum purchase requirements at market rates. Our obligations for a contract extending through December 31, 2014 have been met and accordingly, we have no future obligations associated with this contract as of September 30, 2014. Our obligations for a contract extending through August 31, 2017 are based on quantity without a specific rate applied and therefore are not quantifiable. We expect our quantity purchases to exceed the minimum quantity commitments for all years covered by the contracts. One of these contracts has been formally suspended until further negotiations take place, which we expect to occur in the fourth quarter of 2014. Actual purchases made under the contracts for the three months ended September 30, 2014 and 2013 were $16,519 and $6,499, respectively, and $37,359 and $20,393 for the nine months ended September 30, 2014 and 2013, respectively.

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

A class action lawsuit was filed in February 2013 and an amended complaint was filed in May 2013 in the Superior Court of King County, Washington, involving Installed Building Products II, LLC, one of our subsidiaries, alleging violations of Washington State wage and hour laws for failure to pay prevailing and minimum wage and overtime wages. The plaintiffs were former insulation installers for Installed Building Products II, LLC in Washington who sought to represent all similarly situated workers. They sought all unpaid wages, along with litigation costs and fees.

A lawsuit was filed in July 2013 in federal court in the Middle District of Tennessee against one of our subsidiaries, TCI d/b/a Installed Building Products of Nashville, alleging unpaid overtime and failure to

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

pay lawful wages under federal law and Tennessee common law and in unjust enrichment and in breach of an alleged contract. The named plaintiffs were former insulation installers in Nashville. The plaintiffs sought to have this case certified as a collective action under the Federal Fair Labor Standards Act and as a class action under Tennessee law. They sought reimbursement of the overtime wages for all time worked over forty hours each week, as well as liquidated damages and litigation costs and fees.

Both lawsuits were settled in January 2014 and approved by the court by April 2014 for a total cost of approximately $1,407. Approximately $1,200 of this cost was recorded as an accrued expense included in other current liabilities on our Condensed Consolidated Balance Sheet as of December 31, 2013. All related expenses were paid during the nine months ended September 30, 2014, and therefore no accrued expense remained as of September 30, 2014.

NOTE 11 – BUSINESS COMBINATIONS

As part of our ongoing strategy to increase market share in certain markets, we completed one business combination during the nine months ended September 30, 2013 and two business combinations during the nine months ended September 30, 2014. The entities acquired during the nine months ended September 30, 2014 were individually insignificant to our consolidated financial statements. The goodwill to be recognized in conjunction with these business combinations is attributable to expected synergies. Goodwill resulting from each acquisition is not expected to be deductible for tax purposes.

2013

On March 16, 2013, we acquired 100% of the membership interests of Ace Insulation Contractors, Inc. (“Ace”). The purchase price of Ace consisted of cash of $687 and a seller obligation for $300. We combined Ace with an existing branch upon acquisition and as such, we are unable to differentiate the results of operations between Ace and the existing branch for the three and nine months ended September 30, 2014 and September 30, 2013.

2014

On March 24, 2014, we acquired 100% of the common stock of U.S. Insulation Corp. (“U.S. Insulation”) and on August 11, 2014, we acquired 100% of the common stock of Marv’s Insulation, Inc. (“Marv’s Insulation”). The purchase price of our 2014 acquisitions, in aggregate, consisted of cash of $3,366 and seller obligations of $454. Revenue and net income, in aggregate, of these two entities since their dates of acquisition included in our Condensed Consolidated Statement of Operations for the three months ended September 30, 2014 were $3,990 and $462, respectively. Revenue and net income of these two entities since their dates of acquisition included in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2014 were $6,936 and $604, respectively.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions approximated the following:

	2014	2013
Cash	$53	$—
Accounts receivable	1,496	213
Inventory	262	14
Other current assets	123	—
Property and equipment	554	263
Intangibles	1,561	1,106
Goodwill	1,958	—
Accounts payable and accrued expenses	(1,727)	(609)
Deferred tax liability	(460)	—

Total purchase price	$3,820	$987

Seller obligations	$454	$300
Cash paid	3,366	687

Total purchase price	$3,820	$987

Estimates of acquired intangible assets related to the acquisitions are as follows:

	2014		2013
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Customer relationships	$1,007	10	$826	10
Trademarks and trade names	399	15	280	15
Non-competition agreements	155	5	0	0

Pro Forma Information

The unaudited pro forma information has been prepared as if the 2014 acquisitions had taken place on January 1, 2013 and the 2013 acquisition had taken place on January 1, 2012. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2013 and 2012, and the unaudited pro forma information does not purport to be indicative of future financial operating results.

	Pro forma for the three		Pro forma for the nine
	months ended September 30,		months ended September 30,
	2014	2013	2014	2013
Net revenue	$140,856	$118,821	$376,725	$321,382
Net income	5,898	2,851	8,685	3,541
Net income (loss) attributable to common stockholders	5,898	1,273	(11,212)	(1,056)
Net income (loss) per share attributable to common stockholders (basic and diluted)	0.19	0.06	(0.38)	(0.05)

Unaudited pro forma net income has been calculated after adjusting the combined results of the Company to reflect additional intangible asset amortization expense of $8 and $40 for the three months ended September 30, 2014 and 2013, respectively, and $66 and $144 for the nine months ended September 30, 2014 and 2013, respectively.

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

Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common share equivalents outstanding for the period, determined using the treasury stock method. There were no common stock equivalents with a dilutive effect during the three and nine months ended September 30, 2014 and 2013 and therefore, basic and diluted net income (loss) per share were the same for all periods presented.

NOTE 13 – SUBSEQUENT EVENTS

On November 10, 2014, we acquired substantially all of the assets of Installed Building Solutions, LLC for total consideration of approximately $10,000, subject to a customary working capital adjustment. The initial accounting for the business combination was not yet complete at the time the financial statements are issued due to the timing of the acquisition and the filing of our Quarterly Report on Form 10-Q. As a result, disclosures required under ASC 805-10-50-2(h), Business Combinations, cannot be made at this time.

On October 27, 2014, we entered into a Master Loan and Security Agreement (“Master Loan Agreement”) with a new lender to provide financing for the purpose of purchasing vehicles and equipment used in the normal course of business. Vehicles and equipment purchased under this Master Loan Agreement serve as collateral for each note controlled by this financing arrangement. Each financing arrangement under this Master Loan Agreement will serve as a separate note and obligation. Regular payments are due under each note at the time the obligation occurs. The specific terms of each note are based on specific criteria, including the type of vehicle or equipment, the length of the term of the note, and the market interest rates at the time. There is no termination date of this Master Loan Arrangement and there was no balance outstanding thereunder at September 30, 2014.

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

OVERVIEW

We are the second largest new residential insulation installer in the United States based on our internal estimates, with a national platform consisting of over 100 locations serving customers in 47 states. We also install complementary building products, including garage doors, rain gutters, shower doors, closet shelving and mirrors. Substantially all of our net revenue comes from service-based installation of these products in the residential new construction, repair and remodel and commercial construction end markets.

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

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net revenue

For the three months ended September 30, 2014, net revenue increased $24,506, or 21.1%, to $140,456 from $115,950 during the three months ended September 30, 2013. The increase in net revenue included revenue from acquisitions of approximately $3,990, or 16.3% of the increase, growth in the number of completed jobs in the residential new construction end market of approximately $18,253, or 74.5% of the increase, and a variety of other factors including customer and product mix and market pricing variations totaling approximately $2,263, or 9.2% of the increase. Of these other factors, none was more significant than any other.

Cost of sales

For the three months ended September 30, 2014, cost of sales increased $14,827, or 17.2%, to $100,828 from $86,001 during the three months ended September 30, 2013. The increase in cost of sales included increases from acquired businesses of approximately $2,658, or 17.9% of the increase, growth in the number of completed jobs in the residential new construction end market of approximately $13,237, or 89.3% of the increase, higher depreciation expense as a result of greater investment in vehicles and equipment to support our growth of approximately $761, or 5.1% of the increase. A variety of other factors including customer and product mix and market pricing variations offset this increase by approximately $1,829, or 12.3% of the total increase in cost of sales for the three months ended September 30, 2014. Of these other factors, none was more significant than any other.

Operating expenses

Selling

For the three months ended September 30, 2014, selling expenses increased $1,495, or 22.8%, to $8,041 from $6,546 for the three months ended September 30, 2013. This increase was primarily due to increases in wages, benefits and commissions of $1,113 to support higher sales.

Administrative

For the three months ended September 30, 2014, administrative expenses increased $3,201, or 19.0%, to $20,084 from $16,883 for the three months ended September 30, 2013. The increase in administrative expenses was primarily due to increases in wages and benefits of $1,768 to support our growth, higher general liability insurance costs of $617, an increase in facility costs of $415, and changes in several other administrative expenses of approximately $401 to support our growth.

Amortization

Amortization expense was relatively flat for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Other expense (income)

For the three months ended September 30, 2014, other expense increased $232, or 30.8%, to $985 from $753 for the three months ended September 30, 2013. Included in the three months ended September 30, 2014 is a write-off of capitalized loan costs associated with our Old Credit Agreement of $233. We did not have a similar write-off during the three months ended September 30, 2013.

Income tax provision

During the three months ended September 30, 2014, we recorded an income tax provision of $3,629 on our income from continuing operations before income taxes of $9,825, or an effective tax rate of 36.9%. This rate was favorably impacted by deductions related to domestic production activities. The favorability was offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

During the three months ended September 30, 2013, we recorded an income tax provision of $1,942 on our income from continuing operations before income taxes of $5,010, or an effective tax rate of 38.8%. This rate was favorably impacted by deductions related to domestic production activities offset by the effect of state and local income taxes.

Loss from discontinued operations, net of income taxes

For the three months ended September 30, 2014, we did not have a loss from discontinued operations, net of income taxes, compared to a loss of $101 for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net revenue

For the nine months ended September 30, 2014, net revenue increased $60,151, or 19.2%, to $372,750 from $312,599 during the nine months ended September 30, 2013. The increase in net revenue included revenue from acquisitions of approximately $8,868, or 14.7% of the increase, growth in the number of completed jobs in the residential new construction end market of approximately $40,337, or 67.1% of the increase, and a variety of other factors including customer and product mix and market pricing variations totaling approximately $10,946, or 18.2% of the increase. Of these other factors, none was more significant than any other.

Cost of sales

For the nine months ended September 30, 2014, cost of sales increased $37,787, or 16.1%, to $271,908 from $234,121 during the nine months ended September 30, 2013. The increase in cost of sales included increases from acquired businesses of approximately $6,220, or 16.4% of the increase, growth in the number of completed jobs in the residential new construction end market of approximately $29,490, or 78.0% of the increase, higher depreciation expense as a result of greater investment in vehicles and equipment to support our growth of approximately $2,732, or 7.2% of the increase, and a variety of other factors including customer and product mix and market pricing variations totaling approximately $146, or 0.4% of the increase. Of these other factors, none was more significant than the other. These increases were partially offset by improved leverage of our branch cost structures that resulted in cost of sales improvement of approximately $801, or 2.0 % of the change.

Operating expenses

Selling

For the nine months ended September 30, 2014, selling expenses increased $3,613, or 19.6%, to $22,067 from $18,454 for the nine months ended September 30, 2013. This increase was primarily due to increases in wages, benefits and commissions of $2,980 to support higher sales, as well as an increase in bad debt and collection expenses of $633 primarily due to increased sales volume.

Administrative

For the nine months ended September 30, 2014, administrative expenses increased $11,219, or 22.8%, to $60,402 from $49,183 for the nine months ended September 30, 2013. The increase in administrative expenses was primarily due to increased wages and benefits costs of $5,341 to support our growth, increased accounting and legal fees of $2,101 including secondary public offering costs of $843, increased facility costs of $952, higher general liability insurance costs of $781, increased technology costs of $494, and net changes in several other administrative expenses of approximately $1,550 to support our growth.

Amortization

Amortization expense was relatively flat for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Other expense (income)

For the nine months ended September 30, 2014, other expense increased $250, or 15.3%, to $1,883 from $1,633 for the nine months ended September 30, 2013. Included in the nine months ended September 30, 2014 is a write-off of capitalized loan costs associated with our Old Credit Agreement of $233. We did not have a similar write-off during the nine months ended September 30, 2013.

Income tax provision

During the nine months ended September 30, 2014, we recorded an income tax provision of $5,462 on our income from continuing operations before income taxes of $14,386, or an effective tax rate of 38.0%. This rate was favorably impacted by deductions related to domestic production activities as well as a benefit for a cancelled put option related to our Redeemable Preferred Stock. See Note 5, Fair Value Measurements, “Assets and Liabilities Measured at Fair Value on a Recurring Basis,” for more information on the put option. The favorability was offset by a non-deductible permanent item related to our secondary offering during the second quarter as well as separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

During the nine months ended September 30, 2013, we recorded an income tax provision of $2,646 on our income from continuing operations before income taxes of $6,907, or an effective tax rate of 38.3%. This rate was favorably impacted by deductions related to domestic production activities offset by the effect of state and local income taxes.

Loss from discontinued operations, net of income taxes

For the nine months ended September 30, 2014, we had a loss from discontinued operations, net of income taxes, of $48 compared to $598 for the nine months ended September 30, 2013. We did not discontinue any operations during the nine months ended September 30, 2014 and all expenses incurred during that period relate to operations discontinued in prior periods.

Liquidity and Capital Resources

Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and meet required principal and interest payments. Our capital resources primarily consist of cash and borrowings under our New LOC, Term Loan and capital leases.

The residential construction industry, and therefore our business, experienced a significant downturn that started in 2006. However, beginning in 2012, we saw the first meaningful increase in housing completions since the downturn began. While we have experienced improved profitability and liquidity, we have invested in working capital due to our increased sales, supported by our revolving credit facilities and term loan. Additionally, we have utilized capitalized leases to finance an increase in the number of our vehicles.

As of September 30, 2014, we had $25,000 outstanding on our Term Loan and no borrowings under our New LOC. We had unrestricted and restricted cash of $24,732 and $1,638, respectively, as of September 30, 2014. Our restricted cash is a contractually required component of our self-insured retention (“SIR”) general liability insurance policy and our high-deductible workers’ compensation insurance policies to ensure payment under these programs.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months.

Capped Call Agreement

Certain of our shareholders entered into a capped call agreement with our underwriters as part of our secondary public offering. We are not a party to the agreement. This agreement provides that these shareholders have the option to call a total of approximately 1.1 million shares at a capped price. The option can be exercised within specific dates based on the then price of the underlying shares. This has the effect of permitting the selling shareholders to receive additional benefit on the sold shares up to a predetermined price. This agreement is between the selling shareholders and our underwriters and does not represent compensation to the shareholders for services rendered and the price paid for the option represents fair value of that transaction. Accordingly, we have not recorded any expense related to this transaction.

Historical cash flow information

Cash flow from operating activities

Net cash provided by operating activities was $14,693 for the nine months ended September 30, 2014 as compared to net cash provided by operating activities of $2,617 for the nine months ended September 30, 2013, which represents a total change in cash flows from operating activities of $12,076. This increase in cash flow was due to additional net income of $5,213, a decrease in change in taxes receivable of $3,743 during the nine months ended September 30, 2013, additional depreciation and amortization expense related to fixed assets and capital leases of $2,857, a $803 increase in change in other liabilities primarily due to increases in insurance and workers’ compensation accrued expenses offset by $540 in other changes.

Cash flows from investing activities

Net cash used in investing activities was $5,351 for the nine months ended September 30, 2014 as compared to net cash used in investing activities of $1,551 for the nine months ended September 30, 2013, which represents a total change in cash flows from investing activities of $3,800. The 2014 acquisitions used $3,313 compared to the 2013 acquisition which used $687, an increase of $2,626 cash used. The remaining $1,174 change in net cash used in investing activities is primarily due to $595 less in proceeds from sales of assets and a $554 increase in capital expenditures from the nine months ended September 30, 2013.

Cash flows from financing activities

Net cash provided by financing activities was $11,325 for the nine months ended September 30, 2014 as compared to net cash provided by financing activities of $306 for the nine months ended September 30, 2013, which represents a total change in cash flows from financing activities of $11,019. The increase in cash provided was primarily a result of net proceeds from our initial and secondary public offerings of $87,645 and $14,418, respectively, in addition to $25,000 of proceeds from our Term Loan. The increase in cash provided was offset by the redemption of our Redeemable Preferred Stock resulting from our IPO of $75,735, net payments on our Old LOC of $27,269 during the nine months ended September 30, 2014 as opposed to proceeds of $6,484 during the nine months ended September 30, 2013, representing a decrease of $33,753, increased payments for deferred offering costs associated with our initial and secondary public offerings of $3,270, and $3,286 of other decreases comprised primarily of additional payments on capital lease obligations.

Capital expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Total cash capital expenditures were $2,626 and $2,072 for the nine months ended September 30, 2014 and 2013, respectively and primarily related to purchases of vehicles and various equipment to support our operations and increased net revenue.

Credit and Security Agreement

On July 8, 2014, we entered into a new Credit and Security Agreement (“New Credit Agreement”) with the lenders named therein and KeyBank National Association, as lead arranger, sole book runner, administrative agent, swing line lender and issuing lender. The New Credit Agreement replaces our prior $50,000 revolving credit facility (“Old LOC”), which was scheduled to mature in May 2016. All of the obligations under the New Credit Agreement are guaranteed by our existing and future direct and indirect material domestic subsidiaries, other than Suburban Insulation, Inc. (the “Guarantors”).

The New Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $100,000, consisting of a $25,000 term loan (“Term Loan”), borrowed at closing, and a revolving credit facility in an aggregate principal amount of up to $75,000 (“New LOC”), each denominated in U.S. dollars. Up to an aggregate of $10,000 will be available to us for the issuance of letters of credit and up to an aggregate of $5,000 will be available to us for swing line loans, both of which reduce the availability of the New LOC. At closing, there were no letters of credit issued and no other borrowings outstanding under the New LOC.

The Term Loan amortizes in quarterly principal payments of $313 starting on December 31, 2014, with the quarterly payment amount increasing to $469 from September 30, 2016 through June 30, 2018, and further increasing to $625 from September 30, 2018 through June 30, 2019. The remaining balance is due on July 7, 2019 (the “Maturity Date”).

The New Credit Agreement expires on the Maturity Date, at which time the Term Loan and New LOC mature. We used the Term Loan and New LOC to refinance existing indebtedness and fund ongoing operating and working capital needs and other general corporate purposes, including growth and acquisition initiatives, and for certain fees and expenses associated with the closing of the New Credit Agreement.

Loans under the New Credit Agreement will bear interest at either the Eurodollar rate (“LIBOR”) or the Base Rate, at our election, plus (i) for the period from the closing date through August 31, 2014, 1.75% for Eurodollar loans and 0.75% for Base Rate loans and (ii) thereafter, a spread determined by our leverage ratio (as described below) ranging from 1.25% to 2.25% per annum for Eurodollar loans and 0.25% to 1.25% per annum for Base Rate loans. In addition to interest, we are required to pay commitment fees on the unused portion of the New LOC. The commitment fee rate, like the interest rate spreads, is subject to adjustment based on our leverage ratio, with possible future commitment fees ranging from 0.200% to 0.300% per annum.

Our obligations under the New Credit Agreement and the guaranteeing obligations of the Guarantors are secured by: (1) a first priority perfected security interest in all our and each Guarantor’s (subject to certain restrictions) tangible and intangible existing and future personal property and real property of ours and each Guarantor; (2) a pledge of, and first priority perfected lien on, 100% of the capital stock or other equity interests of our and the Guarantors’ present and subsequently acquired domestic subsidiaries (subject to certain restrictions), and in the case of first-tier foreign subsidiaries, such pledge will generally be limited to 100% of the non-voting capital stock or equity interest and 65% of the voting capital stock or equity interests of our and the Guarantors’ present and subsequently acquired first-tier foreign subsidiaries; and (3) a negative pledge on all our and the Guarantors’ assets Guarantors (subject to certain restrictions).

The New Credit Agreement contains covenants that are customary for similar credit arrangements. These include covenants relating to financial reporting and notification, payment of indebtedness, taxes and other obligations, and compliance with certain applicable laws. There are also financial covenants that require us to (i) maintain a fixed charge coverage ratio (defined as the ratio of consolidated EBITDA to consolidated fixed charges for the four most recent fiscal quarters) of not less than 1.10 to 1.00 and (ii) maintain a leverage ratio (defined as the ratio of consolidated funded indebtedness as of the end of the most recently completed fiscal quarter to consolidated EBITDA for the four most recent fiscal quarters) of no greater than (a) 3.50 to 1.00 on the closing date through March 30, 2015, (b) 3.25 to 1.00 on March 31, 2015 through September 29, 2015, (c) 3.00 to 1.00 on September 30, 2015 through March 30, 2016, and (d) 2.75 to 1.00 on March 31, 2016 and thereafter. The New Credit Agreement also imposes certain customary limitations and requirements on us with respect to, among other things, the incurrence of indebtedness and liens, the making of investments, the payment of dividends or making of other restricted payments, mergers, acquisitions and dispositions of assets, and transactions with affiliates.

The New Credit Agreement contains customary events of default, including, without limitation: non-payment of obligations under the New Credit Agreement when due (or, for certain obligations, within three business days after they have become due); the material inaccuracy of any representations or warranties; a violation of covenants in the New Credit Agreement (subject, in the case of certain such covenants, to cure periods); a default related to other material debt that could result in the acceleration of that debt; certain events of bankruptcy or insolvency; judgments for the payment of money in excess of $750 in the aggregate that remains unpaid or unstayed and undischarged for a period of 30 days after the date on which the right to appeal has expired; and a change of control of us. The occurrence and continuance of an event of default could result in, among other things, amounts owing under the New Credit Agreement being accelerated and the New Credit Agreement being terminated.

During the continuance of any default, at the option of the administrative agent or the required lenders (except in the case of insolvency or payment default, in which case it shall be automatic), the applicable interest rates on all obligations owing under the New Credit Agreement shall increase by 2% per annum over the rate otherwise applicable, or, if no rate is specified 2% per annum over the base rate plus the base rate margin as listed above under Interest Rates.

Letters of Credit and Bonds

We use letters of credit to secure our performance under our general liability and workers compensation insurance programs. Our workers compensation insurance program is considered a high deductible program whereby we are responsible for the cost of claims under $750. If we do not pay these claims, our insurance carriers are required to make these payments to the claimants on our behalf. Our general liability insurance program has an SIR of $350 whereby we are responsible for all claims below the SIR, and the insurance company only has liability above the SIR. As of September 30, 2014, we had $9,815 of outstanding letters of credit and $1,638 in cash securing our performance under these insurance programs. We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. As of September 30, 2014, we had approximately 15 performance bonds outstanding, totaling $1,524. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. As of September 30 2014, we had approximately 213 permit and license bonds outstanding, totaling $3,754. Permit and license bonds are typically issued for one year and are required by certain municipalities when we obtain licenses and permits to perform work in their jurisdictions.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of September 30, 2014. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payments due by year:
	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Long-term debt obligations (1)	$27,316	$466	$1,980	$2,090	$2,263	$2,533	$17,984
Capital lease obligations (2)	33,412	2,978	10,970	8,672	5,644	3,252	1,896
Operating lease obligations (3)	16,789	1,544	5,443	4,267	2,336	1,125	2,074
Purchase obligations (4)	35,576	—	13,341	13,341	8,894	—	—

(1)	Long-term debt obligations include principal and interest payments on our Term Loan. We will pay quarterly principal payments of $313 starting on December 31, 2014, with the quarterly payment amount increasing to $469 from September 30, 2016 through June 30, 2018, and further increasing to $625 from September 30, 2018 through June 30, 2019. The remaining balance is due on the Maturity Date of July 7, 2019. Long-term debt obligations also include principal and interest payments on various notes payable, maturing through December 2016.
(2)	We maintain a fleet of production vehicles under a capital lease structure. The leases expire on various dates through February, 2020. We anticipate continuing the leasing of production vehicles to include new vehicles to support the increasing number of installation jobs in our business as well as to replace aging vehicles. Capital lease obligations, as disclosed above, include estimated interest expense payments. In determining expected interest expense payments, we utilize the current market rate.
(3)	We lease certain locations, vehicles and equipment under operating lease agreements, including, but not limited to, corporate offices, branch locations and various office and operating equipment. In some instances, these location lease agreements exist with related parties. See Note 9, Related Party Transactions, for further information.
(4)	We have two supply contracts with minimum purchase requirements at market rates. One of these contracts has been formally suspended until further negotiations take place, which we expect to occur in the fourth quarter of 2014. The amounts in the above table represent our best estimate as to the prices that will be payable for the minimum volume of purchases that must be made under the contracts, including the suspended contract. Amounts for the suspended contract have been calculated based on known information and assuming we will be obligated for all amounts.

Off-Balance Sheet Arrangements

As of September 30, 2014, other than operating leases and purchase obligations described above, letters of credit issued under our revolving credit facility and performance and license bonds, we had no material off-balance sheet arrangements with unconsolidated entities.

Critical Accounting Policies and Estimates

There have been no material changes for the three months ended September 30, 2014 from the critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with oversight from the Audit Committee, has been addressing the material weaknesses disclosed in our Annual Report on Form 10-K and is committed to effectively remediating known weaknesses as expeditiously as possible. See Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the steps being taken to remediate such weaknesses. Management has concluded that there have been changes made in our internal controls over financial reporting in connection with our third quarter evaluation that would materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. Management further believes that the steps being taken will serve to strengthen our internal control over financial reporting. Although our remediation efforts are underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a sufficient period of time and are tested, and management concludes that these controls are operating effectively. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts referenced above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1. Financial Statements, Note 10, Commitments and Contingencies, for information about existing legal proceedings.

Item 1A. Risk Factors

There have been no material changes for the three months ended September 30, 2014 from the risk factors as previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the three months ended September 30, 2014 that were not registered under the Securities Act of 1933, as amended. In addition, we did not repurchase any securities registered under the Exchange Act of 1934, as amended, during the three months ended September 30, 2014.

Item 3. Defaults Upon Senior Securities

There have been no material defaults in senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)(3) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Quarterly Report on form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2014

INSTALLED BUILDING PRODUCTS INC.

By: /s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

INSTALLED BUILDING PRODUCTS INC.

By: /s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed or Furnished with this Quarterly Report on Form 10-Q for the three months ended September 30, 2014

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