Form 10-Q
period 2015-03-31
Installed Building Products, Inc.
filed 2015-05-13
CIK 1580905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

On May 7, 2015 the registrant had 31,353,789 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash	$6,346	$10,761
Accounts receivable (less allowance for doubtful accounts of $2,856 and $2,661 at March 31, 2015 and December 31, 2014, respectively)	74,388	72,280
Inventories	25,747	23,971
Other current assets	11,286	12,276

Total current assets	117,767	119,288
Property and equipment, net	42,953	39,370
Non-current assets
Goodwill	68,240	53,393
Intangibles, net	38,667	17,718
Other non-current assets	7,962	4,393

Total non-current assets	114,869	75,504

Total assets	$275,589	$234,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2,514	$1,786
Current maturities of capital lease obligations	9,238	9,374
Accounts payable	47,500	46,584
Accrued compensation	10,542	11,311
Other current liabilities	8,983	7,501

Total current liabilities	78,777	76,556

Long-term debt	61,076	25,070
Capital lease obligations, less current maturities	15,758	17,508
Deferred income taxes	14,569	9,746
Other long-term liabilities	18,291	13,408

Total liabilities	188,471	142,288
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized, 0 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Common Stock; $0.01 par value: 100,000,000 authorized, 31,969,284 and 31,839,087 issued and 31,354,284 and 31,539,087 outstanding at March 31, 2015 and December 31, 2014, respectively	320	319
Additional paid in capital	154,598	154,497
Accumulated deficit	(56,417)	(57,659)
Treasury Stock; at cost: 615,000 and 300,000 shares at March 31, 2015 and December 31, 2014, respectively	(11,383)	(5,283)

Total stockholders’ equity	87,118	91,874

Total liabilities and stockholders’ equity	$275,589	$234,162

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2015	2014
Net revenue	$129,948	$105,946
Cost of sales	95,822	79,541

Gross profit	34,126	26,405
Operating expenses
Selling	8,112	6,470
Administrative	22,237	18,361
Amortization	789	697

Operating income	2,988	877
Other expense (income)
Interest expense	698	588
Other	25	(462)

	723	126
Income before income taxes	2,265	751
Income tax provision	1,023	350

Net income from continuing operations	1,242	401
Discontinued operations
Loss from discontinued operations	—	45
Income tax benefit	—	(17)

Loss from discontinued operations, net of income taxes	—	28

Net income	1,242	373
Accretion charges on Redeemable Preferred Stock	—	(19,897)

Net income (loss) attributable to common stockholders	$1,242	$(19,524)

Basic net income (loss) per share attributable to common stockholders:
Income (loss) from continuing operations	$0.04	$(0.75)
Loss from discontinued operations	—	(0.01)

Net income (loss) per share	$0.04	$(0.76)

Diluted net income (loss) per share attributable to common stockholders:
Income (loss) from continuing operations	$0.04	$(0.75)
Loss from discontinued operations	—	(0.01)

Net income (loss) per share	$0.04	$(0.76)

Weighted average shares outstanding:
Basic	31,493,587	25,841,679
Diluted	31,494,848	25,841,679

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND REDEEMABLE INSTRUMENTS (UNAUDITED)

(in thousands, except share amounts)

			Additional					Redeemable
	Common Stock		Paid In	Accumulated	Treasury Shares		Stockholders’	Preferred Stock		Common Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit) Equity	Shares	Amount	Shares	Amount
BALANCE - January 1, 2014	16,183,901	$162	$—	$(71,591)	—	$—	$(71,429)	1,000	$55,838	5,850,000	$81,010

Net income				373			373
Initial Public Offering (IPO)	8,567,500	86	78,902				78,988
Redemption of Redeemable Preferred Stock								(1,000)	(75,735)
Termination of Redemption Feature upon IPO	5,850,000	58	89,309				89,367			(5,850,000)	(89,367)
Accretion of Redeemable Preferred Stock to Redemption Value			(19,897)				(19,897)		19,897
Adjustments to Redeemable Common Stock fair value measurement			(8,357)				(8,357)				8,357

BALANCE - March 31, 2014	30,601,401	$306	$139,957	$(71,218)	—	$—	$69,045	—	$—	—	$—

			Additional					Redeemable
	Common Stock		Paid In	Accumulated	Treasury Shares		Stockholders’	Preferred Stock		Common Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity	Shares	Amount	Shares	Amount
BALANCE - January 1, 2015	31,839,087	$319	$154,497	$(57,659)	(300,000)	$(5,283)	$91,874	—	$—	—	$—

Net income				1,242			1,242
Issuance of Restricted Stock Awards to Employees	130,197	1	(1)				—
Share-Based Compensation Expense			102				102
Common Stock Repurchase					(315,000)	(6,100)	(6,100)

BALANCE - March 31, 2015	31,969,284	$320	$154,598	$(56,417)	(615,000)	$(11,383)	$87,118	—	$—	—	$—

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$1,242	$373
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	3,500	2,638
Amortization of intangibles	789	697
Amortization of deferred financing costs	36	44
Provision for doubtful accounts	536	490
Gain on sale of property and equipment	(68)	(123)
Noncash stock compensation	102	—
Other	—	(490)
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	2,094	1,027
Inventories	(796)	(1,267)
Other assets	282	(449)
Accounts payable	(923)	2,900
Income taxes payable	1,046	(133)
Other liabilities	(1,855)	(677)

Net cash provided by operating activities	5,985	5,030

Cash flows from investing activities
Purchases of property and equipment	(5,666)	(749)
Acquisitions of businesses, net of cash acquired of $661 and $0, respectively	(30,019)	(2,006)
Proceeds from sale of property and equipment	153	160

Net cash used in investing activities	(35,532)	(2,595)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net of costs	—	87,645
Redemption of Redeemable Preferred Stock	—	(75,735)
Net payments on previous revolving line of credit	—	(8,714)
Proceeds from revolving line of credit	35,400	—
Payments on revolving line of credit	(5,350)	—
Proceeds from vehicle and equipment notes payable	4,361	—
Principal payments on long term debt	(766)	(296)
Principal payments on capital lease obligations	(2,413)	(2,120)
Payments for deferred initial public offering costs	—	(2,130)
Repurchase of common stock	(6,100)	—

Net cash provided by (used in) financing activities	25,132	(1,350)

Net change in cash	(4,415)	1,085
Cash at beginning of period	10,761	4,065

Cash at end of period	$6,346	$5,150

Supplemental disclosures of cash flow information
Net cash paid (received) during the period for:
Interest	$646	$313
Income taxes, net of refunds	(24)	467
Supplemental disclosure of noncash investing and financing activities
Vehicles capitalized under capital leases and related lease obligations	509	4,633
Seller obligations in connection with acquisition of business	5,486	279
Unpaid deferred offering costs	—	2,085

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

We have one operating segment and a single reportable segment. Substantially all of our sales come from service based installation of various products in the existing and new residential and commercial construction end markets. Each of our branches has the capacity to serve all of our end markets. The following table sets forth the percentage of our net revenue by end market for the three months ended March 31:

	2015	2014
Existing and new residential construction	89%	88%
Commercial construction	11	12

	100%	100%

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

On February 19, 2014, we completed an IPO of our common stock, which resulted in the sale of 8,567,500 shares. We received total proceeds from the IPO of $87,645 after excluding underwriter discounts and commissions of $6,597, based upon the price of $11.00 per share. We used $75,735 of the proceeds from our IPO to redeem our Redeemable Preferred Stock and $11,910 to pay down our revolving credit facility. The common stock is listed on The New York Stock Exchange under the symbol “IBP.” See Note 6, Stockholders’ Equity (Deficit), for further information.

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

The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to prevent the information presented from being misleading when read in conjunction with our fiscal 2014 consolidated financial statements and the notes thereto included in Part II, Item 8. Financial Statements and Supplementary Data, of our Annual Report on Form 10-K as filed with the SEC on March 13, 2015. The December 31, 2014 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. Unless otherwise indicated, all amounts are in thousands except share and per share amounts.

Our interim operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected in future operating quarters. See Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, for additional information regarding risk factors that may impact our results.

Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 describes the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no significant changes in our critical accounting estimates, other than those associated with share-based compensation, during the three months ended March 31, 2015.

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, valuation allowance on deferred tax assets, intangible assets and other long-lived assets, share-based compensation, reserves for general liability, workers’ compensation, and medical insurance. Management believes the accounting estimates are appropriate and reasonably determined; however, due to the inherent uncertainties in making these estimates, actual amounts could differ from such estimates.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $439 and $343 for the three months ended March 31, 2015 and 2014, respectively, and is included in selling expense on the Condensed Consolidated Statements of Operations.

Share-Based Compensation

Our share-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of our stockholders. Restricted stock awards are periodically granted to certain employees, officers, and non-employee members of our Board of Directors under the stockholder-approved 2014 Omnibus Incentive Plan. The awards are deemed to be equity-based with a

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

service condition and do not contain a market condition. Fair value of the awards to employees and officers is measured at the grant date, amortized to expense over the vesting period of the awards using the straight-line attribution method for all service-based awards with a graded vesting feature. This fair value is reduced by assumed forfeitures and adjusted for actual forfeitures until vesting. Employees and officers are subject to tax at the vesting date based on market price of the shares on that date, or on the grant date if an election is made. The future income tax benefit associated with these awards is recorded over the vesting period. In the event dividends are ultimately declared and paid, a forfeiture rate for the unvested restricted shares would be applied.

Recently Adopted Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 205-20. We have concluded that, upon adoption, this ASU will not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract(s) with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations and recognizing the revenue upon satisfaction of performance obligations. We are still evaluating whether this ASU will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest.” The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are still evaluating whether this ASU will have a material impact on our consolidated financial statements.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 3 – GOODWILL AND INTANGIBLES

Goodwill

The change in carrying amount of goodwill was as follows:

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)

January 1, 2014	$119,332	$(70,004)	$49,328
Business combinations	1,217	—	1,217

March 31, 2014	$120,549	$(70,004)	$50,545

January 1, 2015	$123,397	$(70,004)	$53,393
Business combinations	14,847	—	14,847

March 31, 2015	$138,244	$(70,004)	$68,240

During the three months ended March 31, 2015 and 2014, goodwill increased $14,847 and $1,217, as a result of our 2015 and 2014 acquisitions, respectively. See Note 11, Business Combinations, for more information.

We test goodwill for impairment annually during the fourth quarter of our fiscal year or earlier if there is an impairment indicator. No impairment was recognized during either of the three month periods ended March 31, 2015 and 2014.

Intangibles, net

The following table provides the gross carrying amount and accumulated amortization for each major class of intangibles:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$40,920	$(16,616)	$24,304	$26,119	$16,151	$9,968
Covenants not-to-compete	1,621	(266)	1,355	883	202	681
Trademarks and tradenames	19,881	(6,873)	13,008	13,681	6,612	7,069

	$62,422	$(23,755)	$38,667	$40,683	$22,965	$17,718

The gross carrying amount of intangibles increased $21,739 during the three months ended March 31, 2015. Intangibles associated with 2015 acquisitions accounts for $21,680 of the increase with the remaining change due to an increase in covenants not to compete at an existing location. See Note 11, Business Combinations, for more information. Amortization expense on intangible assets totaled $789 and $697 during the three months ended March 31, 2015 and 2014, respectively. Remaining estimated aggregate annual amortization expense is as follows (amounts are for the fiscal year ended):

Remainder of 2015	$4,238
2016	5,136
2017	4,517
2018	4,306
2019	4,011
Thereafter	16,459

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 4 – LONG-TERM DEBT

Debt consists of the following:

	March 31, 2015	December 31, 2014
Revolving Line of Credit	$30,050	$—
Term Loan due July 7, 2019	24,375	24,688
Vehicle and equipment notes payable	5,652	1,346
Various notes payable, maturing through March 2025; payable in various monthly installments, including interest rates ranging from 0.0% to 10.0%	3,513	822

	63,590	26,856
Less: current maturities	(2,514)	(1,786)

Long-term debt, less current maturities	$61,076	$25,070

On July 8, 2014, we entered into a Credit Agreement (as amended, the “Credit Agreement”) with a bank group with an aggregate commitment of $100,000 and a maturity date of July 7, 2019 (the “Maturity Date”). The Credit Agreement provides for a $75,000 revolving credit facility (“LOC”) and a $25,000 term loan (“Term Loan”) secured by all of our assets except certain vehicles secured by capital leases and loans. We can also borrow swingline loans up to $5,000 and obtain letters of credit of up to $10,000; any outstanding letters of credit and swingline loans under the Credit Agreement reduce our borrowing capacity. See Note 5, Term Debt, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, for further information regarding the Credit Agreement. See Note 13, Subsequent Event, “Amended Credit Agreement,” for further information regarding an amendment to the Credit Agreement.

In October 2014, we entered into a Master Loan and Security Agreement (“Master Loan Agreement”) with a lender to provide financing up to $5,000 for the purpose of purchasing vehicles and equipment used in the normal course of business. Vehicles and equipment purchased under this Master Loan Agreement serve as collateral for each note controlled by this financing arrangement. Each financing arrangement under this Master Loan Agreement will serve as a separate note and obligation. Regular payments are due under each note at the time the obligation occurs for a period of 60 consecutive months. The specific terms of each note are based on specific criteria, including the type of vehicle or equipment, the length of the term of the note, and the market interest rates at the time. There is no termination date of this Master Loan Arrangement. On February 12, 2015, we entered into a separate Master Equipment

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Lease Agreement (“Master Equipment Agreement”) with a lender to provide financing up to $4,000 for the purpose of purchasing or leasing vehicles and related service equipment used in the normal course of business. Vehicles and equipment purchased or leased under this Master Equipment Agreement serve as collateral for each note controlled by this financing arrangement. Each financing arrangement under this Master Equipment Agreement will serve as a separate note and obligation. Regular payments are due under each note at the time the obligation occurs for a period of 60 consecutive months. The balance outstanding under both financing arrangements at March 31, 2015 was $5,652. See Note 13, Subsequent Events, “Amended Equipment Lease Agreement,” for further information regarding an amendment to the Master Equipment Agreement.

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

Accounts receivable, accounts payable, and accrued liabilities as of March 31, 2015 and December 31, 2014 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of the long-term debt, including the Term Loan and LOC as of March 31, 2015 and December 31, 2014, approximate fair value as of March 31, 2015 and December 31, 2014 due to the short term maturities of the underlying variable rate LIBOR agreements. The carrying amounts of the obligations associated with our capital leases approximate fair value as of March 31, 2015 and December 31, 2014 since the value of the obligations is based on the value of the associated tangible assets. Both debt classifications represent Level 2 fair value measurements.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Our Redeemable Preferred Stock was redeemed in February 2014 with proceeds from our IPO, eliminating the associated put option. In addition, the redeemable feature of our Redeemable Common Stock was terminated upon the IPO. See Note 1, Organization, “2014 Initial Public Offering,” for further information. As such, corresponding fair values are zero as of March 31, 2015.

The following is a general description of the valuation methodologies used for liabilities and mezzanine equity (which includes redeemable preferred and common stock) items measured at fair value during fiscal year 2014:

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

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 were as follows (in thousands):

Balance as of January 1, 2014	$81,500
Adjustments to fair value measurement impacting the Statement of Stockholders’ Deficit and Redeemable Instruments	8,357
Adjustments to fair value measurement impacting the Statement of Operations	(490)
Termination of Redemption Feature on common stock and put option	(89,367)

Balance as of March 31, 2014	$—

The unrealized gain related to the put option liabilities is recorded within other expense (income) on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 6 – STOCKHOLDERS’ EQUITY

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

As of March 31, 2015, we had 5,000,000 shares of preferred stock authorized with no shares issued or outstanding, 100,000,000 shares of common stock authorized, 31,969,284 shares of common stock issued and 31,354,284 shares of common stock outstanding, all with par value of $0.01, and 615,000 shares of treasury stock at cost.

On March 13, 2015, we entered into a share repurchase agreement with Installed Building Systems, Inc. (“IBS”), a related party, for the purchase of 315,000 shares of our common stock for a purchase price of $6,057 (or $19.23 per share, which represented a 7.5% discount to the last reported price of our common stock on March 13, 2015) plus minor costs we incurred with respect to the transaction of $43, totaling $6,100. The effect of these treasury shares reducing the number of common shares outstanding is reflected in our earnings per share calculation. For additional information on the related party relationship, see Note 9, Related Party Transactions.

NOTE 7 – EMPLOYEE BENEFITS

Healthcare

Our healthcare benefit expense (net of employee contributions) was approximately $2,715 and $2,612 for the three months ended March 31, 2015 and 2014, respectively, for all plans. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $1,431 and $1,089 as of March 31, 2015 and December 31, 2014, respectively.

Workers’ Compensation

Workers’ compensation expense totaled $2,065 and $1,585 for the three months ended March 31, 2015 and 2014, respectively. Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows:

	March 31, 2015	December 31, 2014
Included in other current liabilities	$2,321	$2,504
Included in other long-term liabilities	5,742	5,752

	$8,063	$8,256

We also had an insurance receivable for claims that exceeded the stop loss limit included on the Condensed Consolidated Balance Sheets. That receivable offsets an equal liability included within the reserve amounts noted above and was as follows:

	March 31, 2015	December 31, 2014
Included in other non-current assets	$2,135	$2,286

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Share-Based Compensation

Directors

In June 2014, we granted 23,490 shares of restricted stock at a price of $12.77 per share (which represents market price on the grant date) to non-employee members of our Board of Directors. These shares effectively vested on the grant date since there is deemed to be no service period associated with these awards. The lack of a vesting or service period may not apply to any future share grants under our 2014 Omnibus Incentive Plan.

Employees

During the three months ended March 31, 2015, we granted 130,197 shares of restricted stock which vest fully between January 7, 2016 and March 31, 2016 for non-executive employees and in three equal installments for certain officers on each of March 31, 2016, March 31, 2017 and March 31, 2018, all with an estimated forfeiture rate of 3.3%. Share-based compensation expense and a related total recognized tax benefit were insignificant for the three months ended March 31, 2015. No shares were awarded during the three months ended March 31, 2014 and accordingly, no expense was recorded.

Nonvested restricted stock as of December 31, 2014 and changes during the three months ended March 31, 2015 were as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Market Value Per Share
Nonvested restricted stock at December 31, 2014	—	$—
Granted	130,197	21.53
Vested	—	—
Forfeited	—	—

Nonvested restricted stock at March 31, 2015	130,197	$21.53

As of March 31, 2015, there was $2,590 of unrecognized compensation expense related to nonvested restricted stock. This expense is subject to future adjustments for vesting and forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 1.4 years.

As of March 31, 2015, 2,846,313 shares of common stock were available for issuance under the 2014 Omnibus Incentive Plan.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 8 – INCOME TAXES

Our provision for income taxes as a percentage of pretax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.

During the three months ended March 31, 2015, the effective tax rate for continuing operations was 45.2 percent. The rate was favorably impacted by deductions related to domestic production activities, offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

During the three months ended March 31, 2015, we increased our uncertain tax positions related to an acquisition that did not impact the effective tax rate.

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

For the three months ended March 31, 2015 and 2014, the amount of sales to common or related parties as well as the purchases from and rent expense paid to these common or related parties were as follows:

	Three months ended March 31,
	2015	2014
Sales	$1,166	$414
Purchases	116	1,172
Rent	148	145

During the second quarter of 2014, we appointed a new member of our Board of Directors who is also the CEO of M/I Homes, Inc. (NYSE: MHO), one of our customers. As a result, we have included all sales to this customer during the three months ended March 31, 2015 in the above table.

At March 31, 2015 and December 31, 2014, we had related party balances of $1,137 and $1,255, respectively, included in accounts receivable on our Consolidated Balance Sheets. These balances represent trade accounts receivable arising during normal course of business with various related parties. M/I Homes, Inc. accounted for $452 and $627 of these balances as of March 31, 2015 and December 31, 2014, respectively.

As a result of our acquisition of TCI Contracting, LLC (“TCI”) in 2012, one of our existing suppliers became classified as a related party until a change in ownership of the supplier resulted in an end to such classification in August 2014. Purchases made from this supplier during the three months ended March 31, 2014 were $1,089, and are included in total related party purchases in the preceding table.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

On March 13, 2015, we entered into a share repurchase agreement with Installed Building Systems, Inc. (“IBS”) for the purchase of 315,000 shares of our common stock. Jeff Edwards, our Chief Executive Officer, has beneficial ownership in the shares of our common stock held by IBS. See Note 6, Stockholders’ Equity, for additional information.

As of December 31, 2014, the Company maintained a receivable from IBP Holding Company, related to us through direct control by Jeff Edwards, in the amount of approximately $600. The receivable represented amounts owed to us for wages and related expenses paid by the Company during 2011 to former employees of IBP Holding Company and was included in other current assets on the Condensed Consolidated Balance Sheet as of December 31, 2014. During the three months ended March 31, 2015, we received the full remaining balance and accordingly, no such receivable exists as of March 31, 2015.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Accrued Insurance

Accrued insurance reserves included on the Condensed Consolidated Balance Sheets were as follows:

	March 31, 2015	December 31, 2014
Included in other current liabilities	$1,418	$1,379
Included in other long-term liabilities	6,944	3,754

	$8,362	$5,133

We also had insurance receivables included on the Condensed Consolidated Balance Sheets that, in aggregate, offset an equal liability included within the reserve amounts noted above. The amounts were as follows:

	March 31, 2015	December 31, 2014
Insurance receivable for claims under a fully insured policy	$2,013	$—
Insurance receivable for claims that exceeded the stop loss limit	677	677

Total insurance receivables included in other non-current assets	$2,690	$677

Leases

We are obligated under capital leases covering vehicles and certain equipment. The vehicle and equipment leases generally have terms ranging from four to six years. Total gross assets relating to capital leases were $65,144 and $65,238 as of March 31, 2015 and December 31, 2014, respectively, and a total of $20,253 and $20,499 were fully depreciated as of March 31, 2015 and December 31, 2014, respectively. The net book value of assets under capital leases was $26,824 and $28,754 as of March 31, 2015 and December 31, 2014, respectively, net of accumulated depreciation of $38,320 and $36,484 as of March 31, 2015 and December 31, 2014, respectively. Amortization of assets held under capital leases is included within cost of sales on the Condensed Consolidated Statements of Operations.

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

In some instances, lease agreements exist with related parties. Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) with related parties as of March 31, 2015 are as follows (amounts are as of the fiscal year ended):

Remainder of 2015	$308
2016	377
2017	150
2018	83
2019	—
Thereafter	—

Supply Contract Commitments

As of March 31, 2015, we had two product supply contracts, one extending through December 31, 2015 and one extending through August 31, 2017. Our obligations for both contracts are based on quantity without a specific rate applied and therefore are not quantifiable. We expect our quantity purchases to exceed the minimum quantity commitments for all years covered by the contracts. Actual purchases made under the contracts for the three months ended March 31, 2015 and 2014 were $14,997 and $8,452, respectively.

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

NOTE 11 – BUSINESS COMBINATIONS

As part of our ongoing strategy to increase market share in certain markets, we completed one business combination during the three months ended March 31, 2015 and one business combination during the three months ended March 31, 2014. The goodwill to be recognized in conjunction with these business combinations is attributable to expected synergies. At least a portion of the goodwill resulting from the 2015 acquisition is expected to be deductible for tax purposes while the goodwill resulting from the 2014 acquisition is not expected to be deductible for tax purposes.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

2015

On March 12, 2015, we acquired 100% of the stock and membership interests of nine different legal entities, collectively referred to as BDI Insulation (“BDI”). The purchase price consisted of cash of $30,680 and seller obligations of $5,486. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2015 were $2,121 and $288, respectively.

2014

On March 24, 2014, we acquired 100% of the common stock of U.S. Insulation Corp. (“U.S. Insulation”). The purchase price consisted of cash of $2,006 and seller obligations of $279. Since the closing date was close to the end of the period, revenue and net income included in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2014 were not significant.

The preliminary estimated fair values of the assets acquired and liabilities assumed for the acquisitions approximated the following:

	As of the three months ended March 31,
	2015	2014
Cash	$661	$—
Accounts receivable	4,738	1,122
Inventories	980	234
Income taxes receivable	53	—
Other current assets	210	120
Property and equipment, net	1,007	520
Intangibles, net	21,680	846
Goodwill	14,847	1,202
Other non-current assets	3,736	—
Accounts payable and accrued expenses	(3,187)	(1,362)
Deferred income tax liabilities	(4,823)	(397)
Other long-term liabilities	(3,736)	—

Total purchase price	$36,166	$2,285

Seller obligations	$5,486	$279
Cash paid	30,680	2,006

Total purchase price	$36,166	$2,285

Further adjustments are expected to the allocation above as the third-party valuation is finalized and certain tax aspects of the transaction and a customary post-closing review are completed during the measurement period.

Included in other noncurrent assets in the above table as of the three months ended March 31, 2015 is an insurance receivable of $2,013 and an indemnification asset associated with the acquisition of BDI in the amount of $1,723. These assets offset equal liabilities included in other long-term liabilities in the above table, which represent additional insurance reserves and an uncertain tax position liability for which we may be liable. All amounts are measured at their acquisition-date fair value.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Included in other accounts payable and accrued expenses in the above table as of the three months ended March 31, 2015 is additional consideration for a working capital adjustment to be finalized within 120 days of closing associated with the acquisition of BDI in the amount of $902. This liability is measured at the acquisition-date fair value of the liability.

Estimates of acquired intangible assets related to the acquisitions are as follows:

	As of the three months ended March 31,
	2015		2014
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Customer relationships	$14,800	8	$546	10
Trademarks and trade names	6,200	15	216	15
Non-competition agreements	680	5	84	5

Pro Forma Information

The unaudited pro forma information has been prepared as if the 2015 acquisition had taken place on January 1, 2014 and all 2014 acquisitions had taken place on January 1, 2013. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2014 and 2013, and the unaudited pro forma information does not purport to be indicative of future financial operating results. See Note 12, Business Combinations, to our audited financial statements in Item 8 of Part II of our Annual Report on Form 10-K filed with the SEC on March 13, 2014 for additional information on 2014 acquisitions included in the table below.

	Pro forma for the three months ended March 31,
	2015	2014
Net revenue	$136,942	$120,037

Net income	1,306	3,284
Accretion charges on Redeemable Preferred Stock	—	(19,897)

Net income (loss) attributable to common stockholders	1,306	(16,613)

Basic net income (loss) per share attributable to common stockholders	0.04	(0.64)

Diluted net income (loss) per share attributable to common stockholders	0.04	(0.64)

Unaudited pro forma net income has been calculated after adjusting the combined results of the Company to reflect additional intangible asset amortization expense of $474 and $747 for the three months ended March 31, 2015 and 2014, respectively.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 12 – INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common share equivalents outstanding for the period, determined using the treasury stock method. Potential common shares are included in the diluted income (loss) per share calculation when dilutive. Diluted income (loss) per share was as follows:

	For the three months
	ended March 31,
	2015	2014
Net income (loss) attributable to common stockholders — basic and diluted	$1,242	$(19,524)

Weighted average number of common shares outstanding	31,493,587	25,841,679
Dilutive effect of outstanding restricted stock awards after application of the Treasury Stock Method	1,261	—

Dilutive shares outstanding	31,494,848	25,841,679

Basic income (loss) per share attributable to common stockholders	$0.04	$(0.76)

Diluted income (loss) per share attributable to common stockholders	$0.04	$(0.76)

For the three months ended March 31, 2015, diluted income (loss) per share did not include approximately 28,684 shares of our non-vested restricted stock as the effect would have been antidilutive. There were no common stock equivalents with a dilutive effect during the three months ended March 31, 2014.

NOTE 13 – SUBSEQUENT EVENTS

Business Combination

On April 6, 2015, we acquired 100% of the common stock of C.Q. Insulation Inc. (“CQ”) for total consideration of approximately $5,868, subject to finalization of a working capital adjustment as well as a potential earnout determined based on CQ’s profits (as defined in the purchase contract) for the twelve months ended June 30, 2015. If the maximum potential earnout is achieved, the total purchase price of the acquisition could increase up to approximately 35%. The initial accounting for the business combination was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of our Quarterly Report on Form 10-Q. As a result, disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Amended Credit Agreement

On April 28, 2015, we entered into an amendment to the Credit and Security Agreement (the “Amended Agreement”) with a group of lenders named therein and KeyBank National Association, as lead arranger, sole book runner and administrative agent. The amendment provides for a Revolving Line of Credit (“New LOC”) with a maximum limit of $100,000, a Term Loan in the amount of $50,000, a Delayed Draw Term Loan (the “DDTL”) of $50,000 and an uncommitted accordion feature in the amount of $25,000. The Amended Agreement is due April 30, 2020 (the “Maturity Date”) and is secured by all of our assets except those subject to capital leases. The total facility commitment amount is $200,000 including the New LOC, the Term Loan, the DDTL and any outstanding letters of credit.

The New LOC and Term Loan bear interest at either 1) the Eurodollar rate (“LIBOR”) or 2) the Base Rate (which approximates Prime Rate), plus a margin based on the type of rate applied and the value (represented as a ratio) of our total debt to earnings. The Term Loan requires quarterly principal payments beginning the second quarter of 2015 and ending with the second quarter of 2020, totaling $17,500. Any outstanding principal balance on the Term Loan is due on the Maturity Date.

The Amended Agreement contains financial covenants requiring us to maintain 1) a leverage ratio of debt to earnings, as adjusted for certain items and as defined by the agreement, of no greater than 3.50 to 1.00 and 2) a fixed charge coverage ratio, as adjusted for certain items, of no less than 1.10 to 1.00. The Amended Agreement also contains various restrictive non-financial covenants and a provision that, upon an event of default (as defined by the agreement), amounts outstanding under the New LOC, Term Loan, and any outstanding DDTL would bear interest at the rate as determined above plus 2%.

Amended Equipment Lease Agreement

On April 7, 2015, we amended the original Master Equipment Lease Agreement dated February 12, 2015 (“Amended Master Equipment Agreement”) with a lender for the purpose of purchasing or leasing vehicles and related service equipment used in the normal course of business to increase financing up to $22,000. Vehicles and equipment purchased or leased under this Amended Master Equipment Agreement serve as collateral for each note controlled by this financing arrangement. Each financing arrangement under this Amended Master Equipment Agreement will serve as a separate note and obligation. Regular payments are due under each note at the time the obligation occurs for a period of 60 consecutive months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in “Item 1. Financial Statements” of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2014 (our “Form 10-K”). Dollar amounts are presented in thousands.

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

We manage all aspects of the installation process for our customers, from our direct purchase and receipt of materials from national manufacturers, to our timely supply of materials to job sites and quality installation. Installation of insulation, including air sealing, is a critical phase in the construction process, as certain other interior work cannot begin until the insulation phase passes inspection. Our branches have expertise in local building codes and energy-efficient building practices, and strong working relationships with homebuilders and on-site construction managers. At the same time, our centralized corporate support functions allow us to leverage our longstanding supplier relationships, web-based information system and other dedicated corporate services to benefit our operations as a whole.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Net revenue

For the three months ended March 31, 2015, net revenue increased $24,002, or 22.7%, to $129,948 from $105,946 during the three months ended March 31, 2014. The increase in net revenue included revenue from acquisitions of approximately $9,217. Approximately $7,159 was predominantly attributable to organic growth in the volume of completed jobs in all of our end markets. The remaining increase in net revenue of approximately $7,626 resulted from a variety of other factors including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. Of these other factors, none was more significant than any other.

Cost of sales

For the three months ended March 31, 2015, cost of sales increased $16,281, or 20.5%, to $95,822 from $79,541 during the three months ended March 31, 2014. The increase in cost of sales included increases from acquisitions of approximately $6,825. Approximately $5,206 was predominantly attributable to organic growth in the volume of completed jobs in the residential new construction end market. Cost of sales also increased $4,250 as a result of a variety of other factors including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. Of these other factors, none was more significant than any other.

Gross Profit

For the three months ended March 31, 2015, gross profit increased $7,721 to $34,126 from $26,405 during the three months ended March 31, 2014. As a percentage of net revenue, gross profit increased to 26.3% for the three months ended March 31, 2015 from 24.9% for the three months ended March 31, 2014 primarily from operating efficiencies in several cost of sales categories that result from higher sales levels.

Operating expenses

Selling

For the three months ended March 31, 2015, selling expenses increased $1,642, or 25.4%, to $8,112 from $6,470 for the three months ended March 31, 2014. This increase was primarily due to increases in wages, benefits and commissions of $1,488, approximately half of which was related to acquisitions and the other half was to support higher sales levels.

Administrative

For the three months ended March 31, 2015, administrative expenses increased $3,876, or 21.1%, to $22,237 from $18,361 for the three months ended March 31, 2014. The increase in administrative expenses was primarily due to increases in wages and benefits of $1,672, of which $565 was related to acquisitions and the remainder was to support our growth, higher general liability insurance costs of $595, higher legal and accounting fees of $512 to support our status as a public company, an increase in facility costs of $391 (approximately half of which was related to acquisitions), and changes in several other administrative expenses of approximately $706 to support our growth.

Amortization

Amortization expense was relatively flat for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Other expense (income)

For the three months ended March 31, 2015, other expense increased $597 to $723 from $126 for the three months ended March 31, 2014. Included in the three months ended March 31, 2015 is additional interest expense of $110 primarily related to higher outstanding debt balances. Included in the three months ended March 31, 2014 is a one-time gain of $490 recognized upon termination of the put option on our Redeemable Preferred Stock. See Item 1, Financial Statements, Note 5, Fair Value Information, for further information.

Income tax provision

During the three months ended March 31, 2015, we recorded an income tax provision of $1,023 on our income from continuing operations before income taxes of $2,265, or an effective tax rate of 45.2%. This rate was favorably impacted by deductions related to domestic production activities. The favorability was offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

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

The residential construction industry, and therefore our business, experienced a significant downturn that started in 2006. However, beginning in 2012, we saw the first meaningful increase in housing completions since the downturn began. We have experienced improved profitability and liquidity since 2012 and have invested significantly in acquisitions, supported by our cash and credit facility. Additionally, we have utilized capitalized leases and loans to finance an increase in the number of our vehicles.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months.

Historical cash flow information

Cash flow from operating activities

Net cash provided by operating activities of $5,985 and $5,030 for the three months ended March 31, 2015 and 2014, respectively, consisted primarily of net income of $1,242 and $373, respectively, adjusted for non-cash and certain other items. Included in the net cash provided in 2015 was a non-cash adjustment for depreciation and amortization expense on our expanded base of property, plant and equipment to support our growth totaling $3,500, as well as other changes in working capital, most notably a $2,094 decline in accounts receivable collected in the three months ended March 31, 2015 resulting from timing of collection of fourth quarter sales. Included in the net cash provided in 2014 was $2,638 of depreciation and amortization expense on our expanded base of property, plant and equipment, other changes in working capital, most notably $2,900 of additional accounts payable resulting from the increase in purchases to support our growth, offset by $490 of a one-time gain recognized upon termination of the put option on our Redeemable Preferred Stock.

Cash flows from investing activities

Net cash used in investing activities was $35,532 and $2,595 for the three months ended March 31, 2015 and 2014, respectively. In 2015 we made cash payments, net of cash acquired, of $30,019 to acquire BDI and $5,666 to purchase property, plant, and equipment, primarily to expand our fleet to support our growing business. In 2014 we made cash payments, net of cash acquired, of $2,006 to acquire U.S. Insulation and $749 to purchase property, plant, and equipment, primarily to expand our fleet to support our growing business. See Item 1, Financial Statements, Note 11, Business Combinations, for further information.

Cash flows from financing activities

Net cash provided by financing activities was $25,132 for the three months ended March 31, 2015 compared to net cash used in financing activities of $1,350 for the three months ended March 31, 2014. Net cash provided in 2015 was primarily the result of additional net borrowings of $30,050 on our revolver to support the acquisition of BDI offset by $6,100 paid to repurchase shares of our common stock. Net cash used in 2014 was primarily the result of the redemption of our Redeemable Preferred Stock resulting from our IPO of $75,735, net payments on our previous credit agreement of $8,714, cash payments for offering costs related to our IPO of $2,130, and vehicle capital lease principle payments of $2,120 all offset by net proceeds from our initial public offering of $87,645.

Capital expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Total capital expenditures were $5,666 and $749 for the three months ended March 31, 2015 and 2014, respectively, and primarily related to purchases of vehicles and various equipment to support our operations and increased net revenue. Of the $5,666 in capital expenditures during the three months ended March 31, 2015, $4,361 was converted to a financing arrangement by March 31, 2015 under the Master Loan Agreement or Master Equipment Agreement discussed below.

Credit and Security Agreement

On July 8, 2014, we entered into a Credit Agreement (as amended, the “Credit Agreement”) with a bank group with an aggregate commitment of $100,000 and a maturity date of July 7, 2019 (the “Maturity Date”). All of the obligations under the Credit Agreement are guaranteed by our existing and future direct and indirect material domestic subsidiaries, other than Suburban Insulation, Inc. (the “Guarantors”).

The Credit Agreement provides for a $75,000 revolving credit facility (“LOC”) and a $25,000 term loan (“Term Loan”) secured by all of our assets except certain vehicles secured by capital leases and loans. We can also borrow swingline loans up to $5,000 and obtain letters of credit of up to $10,000; any outstanding letters of credit and swingline loans under the Credit Agreement reduce our borrowing capacity. At March 31, 2015, we had $9,815 of outstanding letters of credit and no outstanding swingline loans. See Note 4, Long-Term Debt, for more information on our Credit Agreement. At March 31, 2015 and 2014, we were in compliance with all financial covenants of our Credit Agreement.

See Note 13, Subsequent Events, “Amended Credit Agreement,” for further information regarding an amendment to the Credit Agreement, dated April 28, 2015.

In October 2014, we entered into a Master Loan and Security Agreement (“Master Loan Agreement”) with a lender to provide financing up to $5,000 for the purpose of purchasing vehicles and equipment used in the normal course of business. Vehicles and equipment purchased under this Master Loan Agreement serve as collateral for each note controlled by this financing arrangement. Each financing arrangement under this Master Loan Agreement will serve as a separate note and obligation. Regular payments are due under each note at the time the obligation occurs for a period of 60 consecutive months. The specific terms of each note are based on specific criteria, including the type of vehicle or equipment, the length of the term of the note, and the market interest rates at the time. There is no termination date of this Master Loan Arrangement. On February 12, 2015, we entered into a separate Master Equipment Lease Agreement (“Master Equipment Agreement”) with a lender to provide financing up to $4,000 for the purpose of purchasing or leasing vehicles and related service equipment used in the normal course of business. Vehicles and equipment purchased or leased under this Master Equipment Agreement serve as collateral for each note controlled by this financing arrangement. Each financing arrangement under this Master Equipment Agreement will serve as a separate note and obligation. Regular payments are due under each note at the time the obligation occurs for a period of 60 consecutive months. The balance outstanding under both financing arrangements at March 31, 2015 was $5,652. See Note 13, Subsequent Events, “Amended Equipment Lease Agreement,” for further information regarding an amendment to the Master Equipment Agreement, dated April 7, 2015.

Letters of Credit and Bonds

We use letters of credit to secure our performance under our general liability and workers compensation insurance programs. Our workers compensation insurance program is considered a high deductible program whereby we are responsible for the cost of claims under $750. If we do not pay these claims, our insurance carriers are required to make these payments to the claimants on our behalf. Our general liability insurance program has an SIR of $350 whereby we are responsible for all claims below the SIR, and the insurance company only has liability above the SIR. As of March 31, 2015, we had $9,815 of outstanding letters of credit and $315 in cash securing our performance under these insurance programs. We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. As of March 31, 2015, we had approximately 14 performance bonds outstanding, totaling $1,366. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. As of March 31, 2015, we had approximately 218 permit and license bonds outstanding, totaling $3,841. Permit and license bonds are typically issued for one year and are required by certain municipalities when we obtain licenses and permits to perform work in their jurisdictions.

Capped Call Agreement

Certain of our shareholders entered into a capped call agreement with the underwriters of a secondary public offering of our common stock that was completed on June 17, 2014. We are not a party to the agreement. This agreement provides that these shareholders have the option to call a total of approximately 1.1 million shares at a capped price. The option can be exercised within specific dates based on the then price of the underlying shares. This has the effect of permitting the selling shareholders of this offering to receive additional benefit on the sold shares up to a predetermined price. This agreement is between such selling shareholders and the underwriters of this offering and does not represent compensation to the shareholders for services rendered and the price paid for the option represents fair value of that transaction. Accordingly, we have not recorded any expense related to this transaction.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of March 31, 2015. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payments due by year:
	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations (1)	$40,094	$2,899	$4,200	$4,373	$4,448	$19,794	$4,380
Capital lease obligations (2)	27,796	8,034	8,617	5,749	3,385	1,976	35
Operating lease obligations (3)	19,323	5,183	5,781	3,477	1,462	1,182	2,238
Purchase obligations (4)	104,377	69,045	20,955	14,377	—	—	—

(1)	Long-term debt obligations include amounts outstanding under our revolving credit facility as well as principal and interest payments on our Term Loan as of March 31, 2015. See Item 1, Financial Statements, Note 13, Subsequent Events, for information on an amendment to our Credit Agreement. Long-term debt obligations also include principal and interest payments on various notes payable, maturing through December 2016. See Item 1, Financial Statements, Note 13, Subsequent Events, for information on an amendment to our Equipment Lease Agreement.
(2)	We maintain a fleet of production vehicles under a capital lease structure. The leases expire on various dates through May 2020. We anticipate continuing the leasing of production vehicles to include new vehicles to support the increasing number of installation jobs in our business as well as to replace aging vehicles. Capital lease obligations, as disclosed above, include estimated interest expense payments. In determining expected interest expense payments, we utilize the current market rate.
(3)	We lease certain locations, vehicles and equipment under operating lease agreements, including, but not limited to, corporate offices, branch locations and various office and operating equipment. In some instances, these location lease agreements exist with related parties. See Note 9, Related Party Transactions, for further information.
(4)	We currently maintain two supply contracts with minimum purchase requirements based on quantity without a specified market rate applied. The amounts in the above table represent our best estimate as to the prices that will be payable for the minimum volume of purchases that must be made under the contracts.

Off-Balance Sheet Arrangements

As of March 31, 2015, other than operating leases and purchase obligations described above, letters of credit issued under our revolving credit facility and performance and license bonds, we had no material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes for the three months ended March 31, 2015 from the critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K.

Forward-looking Statements

Statements contained in this report that reflect our views about our future performance constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believe,” “anticipate,” “appear,” “may,” “will,” “intend,” “plan,” “estimate,” “expect,” “assume,” “seek,” “should,” “forecast,” and similar references to future periods. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements. We caution you against relying on any of these forward-looking statements. Our future performance may be affected by: our dependence on the residential construction industry, the economy and the credit markets; uncertainty regarding the housing recovery; declines in the economy or expectations regarding the housing recovery that could lead to additional significant impairment charges; the cyclical and seasonal nature of our business; our exposure to severe weather conditions; the highly fragmented and competitive nature of our industry; product shortages or the loss of key suppliers; changes in the costs and availability of products; inability to successfully acquire and integrate other businesses; our exposure to claims arising from our acquired operations; our reliance on key personnel; our ability to attract, train and retain qualified employees while controlling labor costs; our exposure to product liability, workmanship warranty, casualty, construction defect and other claims and legal proceedings; changes in, or failure to comply with, federal, state, local and other regulations; disruptions in our information technology systems; and our ability to implement and maintain effective internal control over financial reporting. These and other factors are discussed in detail in Item 1A. Risk Factors in our most recent Annual Report on Form 10-K. Our forward-looking statements in this report speak only as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risk since December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1. Financial Statements, Note 10, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.

Item 1A.	Risk Factors

There have been no material changes for the three months ended March 31, 2015 from the risk factors as previously disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the three months ended March 31, 2015 that were not registered under the Securities Act of 1933, as amended.

On March 13, 2015, we entered into a share repurchase agreement with Installed Building Systems, Inc., a related party, for the purchase of 315,000 shares of our common stock for a purchase price of $6,057 (or $19.23 per share, which represented a 7.5% discount to the last reported price of our common stock on March 13, 2015) plus minor costs we incurred with respect to the transaction of $43, totaling $6,100.

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

Date: May 13, 2015

INSTALLED BUILDING PRODUCTS INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

INSTALLED BUILDING PRODUCTS INC.

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed or Furnished with this Quarterly Report on Form 10-Q for the three months ended March 31, 2015

		Incorporation by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date

10.1	Credit and Security Agreement dated April 28, 2015, between Installed Building Products, Inc. and the lenders party thereto, and KeyBank National Association, as joint lead arranger, sole book runner, administrative agent, swing line lender and issuing lender.	8-K	001-36307	10.1	04/30/2015

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101 (a)	Financial statements in XBRL Format					X