Form 10-Q
period 2015-06-30
Installed Building Products, Inc.
filed 2015-08-07
CIK 1580905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

On August 3, 2015 the registrant had 31,366,328 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash	$5,562	$10,761
Accounts receivable (less allowance for doubtful accounts of $3,070 and $2,661 at June 30, 2015 and December 31, 2014, respectively)	88,656	72,280
Inventories	27,424	23,971
Other current assets	7,589	12,276

Total current assets	129,231	119,288
Property and equipment, net	47,230	39,370
Non-current assets
Goodwill	74,236	53,393
Intangibles, net	47,148	17,718
Other non-current assets	8,154	4,393

Total non-current assets	129,538	75,504

Total assets	$305,999	$234,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,827	$1,786
Current maturities of capital lease obligations	9,161	9,374
Accounts payable	51,973	46,584
Accrued compensation	13,112	11,311
Other current liabilities	13,572	7,501

Total current liabilities	92,645	76,556

Long-term debt	72,898	25,070
Capital lease obligations, less current maturities	14,846	17,508
Deferred income taxes	14,557	9,746
Other long-term liabilities	16,496	13,408

Total liabilities	211,442	142,288
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 shares authorized, 0 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common Stock; $0.01 par value: 100,000,000 shares authorized, 31,982,888 and 31,839,087 issued and 31,366,328 and 31,539,087 outstanding at June 30, 2015 and December 31, 2014, respectively	320	319
Additional paid in capital	155,530	154,497
Accumulated deficit	(49,910)	(57,659)
Treasury Stock; at cost: 616,560 and 300,000 shares, respectively	(11,383)	(5,283)

Total stockholders’ equity	94,557	91,874

Total liabilities and stockholders’ equity	$305,999	$234,162

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net revenue	$159,693	$126,348	$289,641	$232,294
Cost of sales	113,411	91,539	209,233	171,080

Gross profit	46,282	34,809	80,408	61,214
Operating expenses
Selling	8,881	7,556	16,993	14,026
Administrative	24,528	21,957	46,765	40,318
Amortization	1,485	714	2,274	1,411

Operating income	11,388	4,582	14,376	5,459
Other expense (income)
Interest expense	967	674	1,665	1,262
Other	194	98	219	(364)

	1,161	772	1,884	898

Income before income taxes	10,227	3,810	12,492	4,561
Income tax provision	3,720	1,483	4,743	1,833

Net income from continuing operations	6,507	2,327	7,749	2,728
Discontinued operations
Loss from discontinued operations	—	33	—	78
Income tax benefit	—	(13)	—	(30)

Loss from discontinued operations, net of income taxes	—	20	—	48

Net income	6,507	2,307	7,749	2,680
Accretion charges on Redeemable Preferred Stock	—	—	—	(19,897)

Net income (loss) attributable to common stockholders	$6,507	$2,307	$7,749	$(17,217)

Basic net income (loss) per share attributable to common stockholders:
Income (loss) from continuing operations	$0.21	$0.08	$0.25	$(0.61)
Loss from discontinued operations	—	(0.01)	—	—

Net income (loss) per share	$0.21	$0.07	$0.25	$(0.61)

Diluted net income (loss) per share attributable to common stockholders:
Income (loss) from continuing operations	$0.21	$0.08	$0.25	$(0.61)
Loss from discontinued operations	—	(0.01)	—	—

Net income (loss) per share	$0.21	$0.07	$0.25	$(0.61)

Weighted average shares outstanding:
Basic	31,228,000	30,777,955	31,360,060	28,370,787
Diluted	31,249,050	30,777,955	31,371,216	28,370,787

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND REDEEMABLE INSTRUMENTS (UNAUDITED)

(in thousands, except share amounts)

			Additional					Redeemable
	Common Stock		Paid In	Accumulated	Treasury Shares		Stockholders’	Preferred Stock		Common Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit) Equity	Shares	Amount	Shares	Amount
BALANCE - January 1, 2014	16,183,901	$162	$—	$(71,591)	—	$—	$(71,429)	1,000	$55,838	5,850,000	$81,010

Net income				2,680			2,680
Initial Public Offering (IPO)	8,567,500	86	78,863				78,949
Secondary Public Offering	1,214,196	12	14,280				14,292
Redemption of Redeemable Preferred Stock								(1,000)	(75,735)
Termination of Redemption Feature upon IPO	5,850,000	58	89,309				89,367			(5,850,000)	(89,367)
Accretion of Redeemable Preferred Stock to Redemption Value			(19,897)				(19,897)		19,897
Adjustments to Redeemable Common Stock fair value measurement			(8,357)				(8,357)				8,357
Share-Based Compensation issued to Directors	23,490	1	299				300

BALANCE - June 30, 2014	31,839,087	$319	$154,497	$(68,911)	—	$—	$85,905	—	$—	—	$—

			Additional					Redeemable
	Common Stock		Paid In	Accumulated	Treasury Shares		Stockholders’	Preferred Stock		Common Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity	Shares	Amount	Shares	Amount
BALANCE - January 1, 2015	31,839,087	$319	$154,497	$(57,659)	(300,000)	$(5,283)	$91,874	—	$—	—	$—

Net income				7,749			7,749
Issuance of Restricted Stock Awards to Employees	130,613	1	(1)
Surrender of Restricted Stock Awards by Employees					(1,560)	—	—
Share-Based Compensation Expense			658				658
Share-Based Compensation issued to Directors	13,188		300				300
Tax Benefit from Stock Plan			76				76
Common Stock Repurchase					(315,000)	(6,100)	(6,100)

BALANCE - June 30, 2015	31,982,888	$320	$155,530	$(49,910)	(616,560)	$(11,383)	$94,557	—	$—	—	$—

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$7,749	$2,680
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	7,366	5,602
Amortization of intangibles	2,274	1,411
Amortization of deferred financing costs	133	87
Provision for doubtful accounts	953	843
Gain on sale of property and equipment	(164)	(242)
Noncash stock compensation	958	300
Other	—	(490)
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(9,865)	(5,570)
Inventories	(1,988)	(1,901)
Other assets	3,715	261
Accounts payable	1,592	4,596
Income taxes payable	3,302	(855)
Other liabilities	(626)	908

Net cash provided by operating activities	15,399	7,630

Cash flows from investing activities
Restricted cash	—	70
Purchases of property and equipment	(11,513)	(1,518)
Acquisitions of businesses, net of cash acquired of $761 and $0, respectively	(43,989)	(2,006)
Proceeds from sale of property and equipment	340	390
Other	(407)	—

Net cash used in investing activities	(55,569)	(3,064)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net of costs	—	87,645
Proceeds from secondary public offering of common stock, net of costs	—	14,418
Redemption of Redeemable Preferred Stock	—	(75,735)
Net payments on previous revolving line of credit	—	(20,280)
Proceeds from revolving line of credit	75,750	—
Payments on revolving line of credit	(75,750)	—
Proceeds from new term loan	50,000	—
Payments on previous term loan	(24,688)	—
Proceeds from delayed draw term loan	15,000	—
Proceeds from vehicle and equipment notes payable	7,979	—
Debt issuance costs	(758)	—
Principal payments on long term debt	(1,611)	(689)
Principal payments on capital lease obligations	(4,851)	(4,477)
Payments for deferred initial public offering costs	—	(4,254)
Payments for deferred secondary public offering costs	—	(126)
Repurchase of common stock	(6,100)	—

Net cash provided by (used in) financing activities	34,971	(3,498)

Net change in cash	(5,199)	1,068
Cash at beginning of period	10,761	4,065

Cash at end of period	$5,562	$5,133

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$1,480	$1,183
Income taxes, net of refunds	1,318	2,579
Supplemental disclosure of noncash investing and financing activities
Vehicles capitalized under capital leases and related lease obligations	1,966	9,367
Seller obligations in connection with acquisition of businesses	8,392	279

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

We have one operating segment and a single reportable segment. Substantially all of our sales come from service-based installation of various products in the residential new construction, repair and remodel and commercial construction end markets. Each of our branches has the capacity to serve all of our end markets. The following table sets forth the percentage of our net revenue by end market:

	Three and six months ended
	June 30, 2015	June 30, 2014
Existing and new residential construction	89%	89%
Commercial construction	11	11

	100%	100%

2014 Initial Public Offering (“IPO”)

On February 10, 2014, in anticipation of our IPO, we executed a 19.5-for-one stock split of our common stock, which consisted of 1,129,944 issued and outstanding shares immediately prior to the stock split. The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented. Following the split we had 22,033,901 stock-split adjusted shares of common stock issued and outstanding.

On February 19, 2014, we completed an IPO of our common stock, which resulted in the sale of 8,567,500 shares. We received total proceeds from the IPO of $87,645, after deducting underwriter discounts and commissions of $6,597, based on a public offering price of $11.00 per share. We used $75,735 of the proceeds from our IPO to redeem our Redeemable Preferred Stock and $11,910 to pay down our revolving credit facility. Our common stock is listed on The New York Stock Exchange under the symbol “IBP.” See Note 6, Stockholders’ Equity, for further information.

2014 Secondary Public Offering

On June 17, 2014, we completed a secondary offering of an aggregate of 9,314,196 shares of our common stock at a public offering price of $12.50 per share. The total offering size reflects 8,100,000 shares of common stock offered on behalf of certain selling stockholders (the “Selling Stockholders”) and 1,214,196 shares that were offered and sold by us pursuant to the exercise of the underwriters’ option to purchase additional shares. We did not receive any proceeds from the sale of shares by the Selling Stockholders. However, we received $14,418, after deducting underwriting discounts but before estimated offering expenses, from the exercise of the underwriters’ option to purchase additional shares. A registration statement relating to these securities was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on June 11, 2014.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include all of our wholly owned subsidiaries and majority owned subsidiaries. The non-controlling interest relating to majority owned subsidiaries is not significant for presentation. All intercompany accounts and transactions have been eliminated.

The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to prevent the information presented from being misleading when read in conjunction with our fiscal 2014 consolidated financial statements and the notes thereto included in Part II, Item 8. Financial Statements and Supplementary Data, of our Annual Report on Form 10-K as filed with the SEC on March 13, 2015. The December 31, 2014 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. Unless otherwise indicated, all amounts are in thousands except share and per share amounts.

Our interim operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected in future operating quarters. See Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, for additional information regarding risk factors that may impact our results.

Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 describes the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no changes to our significant accounting policies or estimates during the three or six months ended June 30, 2015, other than implementing our share-based compensation policy during the six months ended June 30, 2015.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $570 and $1,009 for the three and six months ended June 30, 2015, respectively, and approximately $397 and $740 for the three and six months ended June 30, 2014, respectively, and is included in selling expense on the Condensed Consolidated Statements of Operations.

Share-Based Compensation

Our share-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of our stockholders. Restricted stock awards are periodically granted to certain employees, officers, and non-employee members of our Board of Directors under the stockholder-approved 2014 Omnibus Incentive Plan. The awards are deemed to be equity-based with a service condition and do not contain a market condition. Fair value of the awards to employees and officers is measured at the grant date and amortized to expense over the vesting period of the awards using the straight-line attribution method for all service-based awards with a graded vesting feature. This fair value is reduced by assumed forfeitures and adjusted for actual forfeitures until vesting. Employees and officers are subject to tax at the vesting date based on the market price of the shares on that date, or on the grant date if an election is made. The future income tax benefit associated with these awards is recorded over the vesting period. In the event dividends are ultimately declared and paid, a forfeiture rate for the unvested restricted shares would be applied.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract(s) with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations and recognizing the revenue upon satisfaction of performance obligations. In July 2015, the FASB voted to defer the application of the provisions of this standard for public companies until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are still evaluating whether this ASU will have a material impact on our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330).” The amendments in this update require an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We are still evaluating whether this ASU will have a material impact on our consolidated financial statements.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 3 – GOODWILL AND INTANGIBLES

Goodwill

The change in carrying amount of goodwill was as follows:

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)

January 1, 2014	$119,332	$(70,004)	$49,328
Additions	1,202	—	1,202

June 30, 2014	$120,534	$(70,004)	$50,530

January 1, 2015	$123,397	$(70,004)	$53,393
Additions	20,843	—	20,843

June 30, 2015	$144,240	$(70,004)	$74,236

During the six months ended June 30, 2015, goodwill increased $20,843 primarily as a result of our 2015 business combinations. During the six months ended June 30, 2014, goodwill increased $1,202 as a result of our 2014 business combination. See Note 11, Business Combinations, for more information.

We test goodwill for impairment annually during the fourth quarter of our fiscal year or earlier if there is an impairment indicator. No impairment was recognized during either of the six month periods ended June 30, 2015 and 2014.

Intangibles, net

The following table provides the gross carrying amount and accumulated amortization for each major class of intangibles:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$46,570	$17,604	$28,966	$26,119	$16,151	$9,968
Covenants not-to-compete	2,674	393	2,281	883	202	681
Trademarks and tradenames	23,143	7,242	15,901	13,681	6,612	7,069

	$72,387	$25,239	$47,148	$40,683	$22,965	$17,718

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The gross carrying amount of intangibles increased $31,704 during the six months ended June 30, 2015 primarily as a result of 2015 business combinations and an increase in covenants not-to-compete at various existing locations. See Note 11, Business Combinations, for more information. Remaining estimated aggregate annual amortization expense is as follows (amounts are for the fiscal year ended):

Remainder of 2015	$3,264
2016	6,232
2017	5,598
2018	5,377
2019	5,082
Thereafter	21,595

NOTE 4 – LONG-TERM DEBT

Debt consists of the following:

	June 30, 2015	December 31, 2014
Term Loan as amended due April 30, 2020	$49,375	$24,688
Delayed Draw Term Loan	15,000	—
Vehicle and equipment notes	8,968	1,346
Various notes payable, maturing through March 2025; payable in various monthly installments, including interest rates ranging from 0.0% to 10.0%	4,382	822

	77,725	26,856
Less: current maturities	(4,827)	(1,786)

Long-term debt, less current maturities	$72,898	$25,070

On April 28, 2015, we amended our Credit Agreement (the “Amended Credit Agreement”) with a bank group for an aggregate commitment of $200,000. The Amended Credit Agreement provides for a Revolving Line of Credit (the “LOC”) with a maximum limit of $100,000, a term loan (the “Term Loan”) in the amount of $50,000, a delayed draw term loan (the “DDTL”) of $50,000 and an uncommitted accordion feature in the amount of $25,000, which may be drawn as a revolving balance or a term loan, if drawn. The Amended Credit Agreement has a maturity date of April 30, 2020 (the “Maturity Date”) and is secured by all of our assets except those subject to capital leases and master equipment and vehicle arrangements. There were no outstanding balances on our LOC at either December 31, 2014 or June 30, 2015. Our subsidiaries guarantee this debt.

The LOC, Term Loan and DDTL bear interest at either 1) the Eurodollar rate (“LIBOR”) or 2) the Base Rate (which approximates Prime Rate), plus a margin based on the type of rate applied and the value (represented as a ratio) of our total debt to earnings. In addition, a commitment fee on the unused portion of these instruments is due quarterly. The fee ranges from 20.0 to 30.0 basis points for the entire term of the agreement and the rate is determined based on our leverage ratio. The Term Loan requires quarterly principal payments of $625 starting on June 30, 2015, with the quarterly payment amount increasing to $938 from June 30, 2017 through March 31, 2019, and further increasing to $1,250 from June 30, 2019 through March 31, 2020. The DDTL also requires principal payments beginning in the third quarter of 2016. The payments are determined as a percentage of the balance drawn on April 27, 2016 and continue through the second quarter of 2020. Any outstanding principal balances on the Term Loan and DDTL are due on the Maturity Date.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The Amended Credit Agreement contains financial covenants requiring us to maintain 1) a leverage ratio of debt to earnings, as adjusted for certain items and as defined by the agreement, of no greater than 3.50 to 1.00 and 2) a fixed charge coverage ratio, as adjusted for certain items, of no less than 1.10 to 1.00. The Amended Credit Agreement also contains various restrictive non-financial covenants and a provision that, upon an event of default (as defined by the agreement), amounts outstanding under the LOC, Term Loan, and any outstanding DDTL would bear interest at the rate as determined above plus 2%.

Vehicle and Equipment Notes

In October 2014 and February 2015, we entered into a Master Loan and Security Agreement (“Master Loan Agreement”) and a Master Equipment Lease Agreement (“Master Equipment Agreement”), respectively, with various lenders to provide financing for the purpose of purchasing or leasing vehicles and equipment used in the normal course of business. Vehicles and equipment purchased or leased under these agreements serve as collateral for each note subject to each financing arrangement. Each financing arrangement under these agreements constitutes a separate note and obligation. Regular payments are due under each note for a period of 60 consecutive months after the incurrence of the obligation. The specific terms of each note are based on specific criteria, including the type of vehicle or equipment, the length of the term of the note, and the market interest rates at the time. There is no termination date of either agreement. The total aggregate balance under these agreements was $8,968 as of June 30, 2015.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Accounts receivable, accounts payable, and accrued liabilities as of June 30, 2015 and December 31, 2014 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of the long-term debt, including the Term Loan, DDTL and LOC, approximate fair value as of June 30, 2015 and December 31, 2014 due to the short term maturities of the underlying variable rate LIBOR agreements. The carrying amounts of the obligations associated with our capital leases approximate fair value as of June 30, 2015 and December 31, 2014 because the associated assets generate sufficient cash to settle the obligations. All debt classifications represent Level 2 fair value measurements.

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

Our Redeemable Preferred Stock was redeemed in February 2014 with proceeds from our IPO, eliminating the associated put option. In addition, the redeemable feature of our Redeemable Common Stock was terminated upon the IPO. See Note 1, Organization, “2014 Initial Public Offering,” for further information. As such, corresponding fair values are zero as of June 30, 2015 and December 31, 2014.

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

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 were as follows (in thousands):

Balance as of January 1, 2014	$81,500
Adjustments to fair value measurement impacting the Statement of Stockholders’ Deficit and Redeemable Instruments	8,357
Adjustments to fair value measurement impacting the Statement of Operations	(490)
Termination of Redemption Feature on common stock and put option	(89,367)

Balance as of June 30, 2014	$—

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

The unrealized gain related to the put option liabilities is recorded within other expense (income) on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2014.

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

As of June 30, 2015, we had 5,000,000 shares of preferred stock authorized with no shares issued or outstanding, 100,000,000 shares of common stock authorized, 31,982,888 shares of common stock issued and 31,366,328 shares of common stock outstanding, all with par value of $0.01, and 616,560 shares of treasury stock at cost.

On March 13, 2015, we entered into a share repurchase agreement with Installed Building Systems, Inc. (“IBS”), a related party, for the purchase of 315,000 shares of our common stock for a purchase price of $6,057 (or $19.23 per share, which represented a 7.5% discount to the last reported price of our common stock on March 13, 2015) plus minor costs we incurred with respect to the transaction of $43, totaling $6,100. The effect of these treasury shares reducing the number of common shares outstanding is reflected in our earnings per share calculation for the six months ended June 30, 2015. For additional information on the related party relationship, see Note 9, Related Party Transactions.

NOTE 7 – EMPLOYEE BENEFITS

Healthcare

Our healthcare benefit expense (net of employee contributions) was approximately $3,113 and $1,983 for the three months ended June 30, 2015 and 2014, respectively, for all plans and $5,828 and $4,594 for the six months ended June 30, 2015 and 2014, respectively. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $1,547 and $1,089 as of June 30, 2015 and December 31, 2014, respectively.

Workers’ Compensation

Workers’ compensation expense totaled $1,985 and $2,036 for the three months ended June 30, 2015 and 2014, respectively, and $4,050 and $3,620 for the six months ended June 30, 2015 and 2014, respectively. Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows:

	June 30, 2015	December 31, 2014
Included in other current liabilities	$3,282	$2,504
Included in other long-term liabilities	4,170	5,752

	$7,452	$8,256

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

We also had an insurance receivable for claims that exceeded the stop loss limit included on the Condensed Consolidated Balance Sheets. That receivable offsets an equal liability included within the reserve amounts noted above and was as follows:

	June 30,	December 31,
	2015	2014
Included in other non-current assets	$1,530	$2,286

Share-Based Compensation

Directors

In June 2015 and 2014, we granted 13,188 and 23,490 shares of restricted stock, respectively, at a price of $22.74 and $12.77 per share, respectively, (which represents market price on the grant dates) to non-employee members of our Board of Directors. Accordingly, for each of the six month periods ended June 30, 2015 and 2014, we recorded $300 in compensation expense related to these grants within administrative expenses on the Condensed Consolidated Statements of Operations. These shares effectively vested on the grant date since there is deemed to be no service period associated with these awards. The lack of a vesting or service period may not apply to any future share grants under our 2014 Omnibus Incentive Plan.

Employees

During the six months ended June 30, 2015, we granted 130,613 shares of restricted stock which vest 100% between January 7, 2016 and March 31, 2016 for non-executive employees and in three equal installments (rounded to the nearest whole share) on each of March 31, 2016, March 31, 2017 and March 31, 2018 for certain officers. We recorded $556 and $658 in compensation expense related to these grants within administrative expenses on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015, respectively. No shares were awarded during the three and six months ended June 30, 2014, and, accordingly, no expense was incurred.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Nonvested restricted stock as of December 31, 2014 and changes during the six months ended June 30, 2015 were as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Market Value Per Share
Nonvested restricted stock at December 31, 2014	—	$—
Granted	130,613	21.53
Vested	—	—
Forfeited	(1,560)	21.79

Nonvested restricted stock at June 30, 2015	129,053	$21.52

As of June 30, 2015, there was $2,032 of unrecognized compensation expense related to nonvested restricted stock. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 1.3 years. Shares forfeited are returned as treasury shares and available for future issuances.

As of June 30, 2015, 2,834,269 shares of common stock were available for issuance under the 2014 Omnibus Incentive Plan.

NOTE 8 – INCOME TAXES

Our provision for income taxes as a percentage of pretax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.

During the three and six months ended June 30, 2015, the effective tax rate was 36.4 percent and 38.0 percent, respectively. These rates were favorably impacted by deductions related to domestic production activities, offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

During the six months ended June 30, 2015, we increased our uncertain tax positions related to an acquisition that did not impact the effective tax rate.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

For the three and six months ended June 30, 2015 and 2014, the amount of sales to common or related parties as well as the purchases from and rent expense paid to these common or related parties were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Sales	$1,571	$1,133	$2,737	$2,308
Purchases	170	1,151	286	2,323
Rent	148	139	296	284

During the second quarter of 2014, we appointed a new member of our Board of Directors who is also the CEO of M/I Homes, Inc. (NYSE: MHO), one of our customers. As a result, we have included all sales to this customer in the above table.

At June 30, 2015 and December 31, 2014, we had related party balances of $1,493 and $1,255, respectively, included in accounts receivable on our Condensed Consolidated Balance Sheets. These balances represent trade accounts receivable arising during normal course of business with various related parties. M/I Homes, Inc. accounted for $651 and $627 of these balances as of June 30, 2015 and December 31, 2014, respectively.

As a result of our acquisition of TCI Contracting, LLC (“TCI”) in 2012, one of our existing suppliers became classified as a related party until a change in ownership of the supplier resulted in an end to such classification in August 2014. Purchases made from this supplier during the three and six months ended June 30, 2014 were $1,044 and $2,133, respectively, and are included in total related party purchases in the preceding table.

On March 13, 2015, we entered into a share repurchase agreement with Installed Building Systems, Inc. (“IBS”) for the purchase of 315,000 shares of our common stock. Jeff Edwards, our Chief Executive Officer, has beneficial ownership in the shares of our common stock held by IBS. See Note 6, Stockholders’ Equity, for additional information.

As of December 31, 2014, the Company maintained a receivable from IBP Holding Company, related to us through direct control by Jeff Edwards, in the amount of approximately $600. The receivable represented amounts owed to us for wages and related expenses paid by the Company during 2011 to former employees of IBP Holding Company and was included in other current assets on the Condensed Consolidated Balance Sheet as of December 31, 2014. During the six months ended June 30, 2015, we received the full remaining balance and accordingly, no such receivable exists as of June 30, 2015.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Accrued General Liability Insurance

Accrued insurance reserves included on the Condensed Consolidated Balance Sheets were as follows:

	June 30, 2015	December 31, 2014
Included in other current liabilities	$1,415	$1,379
Included in other long-term liabilities	6,490	3,754

	$7,905	$5,133

We also had insurance receivables included on the Condensed Consolidated Balance Sheets that, in aggregate, offset an equal liability included within the reserve amounts noted above. The amounts were as follows:

	June 30, 2015	December 31, 2014
Insurance receivable for claims under a fully insured policy	$2,013	$—
Insurance receivable for claims that exceeded the stop loss limit	821	677

Total insurance receivables included in other non-current assets	$2,834	$677

Leases

We are obligated under capital leases covering vehicles and certain equipment. The vehicle and equipment leases generally have terms ranging from four to six years. Total gross assets relating to capital leases were $65,718 and $65,238 as of June 30, 2015 and December 31, 2014, respectively, and a total of $19,487 and $20,499 were fully depreciated as of June 30, 2015 and December 31, 2014, respectively. The net book value of assets under capital leases was $25,821 and $28,754 as of June 30, 2015 and December 31, 2014, respectively, net of accumulated depreciation of $39,897 and $36,484 as of June 30, 2015 and December 31, 2014, respectively. Amortization of assets held under capital leases is included within cost of sales on the Condensed Consolidated Statements of Operations.

We also have several noncancellable operating leases, primarily for buildings, improvements, equipment, and certain vehicles. These leases generally contain renewal options for periods ranging from one to five years and require us to pay all executory costs such as property taxes, maintenance and insurance.

In some instances, lease agreements exist with related parties. Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) with related parties as of June 30, 2015 are as follows (amounts are as of the fiscal year ended):

Remainder of 2015	$194
2016	377
2017	150
2018	83
2019	—
Thereafter	—

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Supply Contract Commitments

As of June 30, 2015, we had two product supply contracts, one extending through December 31, 2015 and one extending through August 31, 2017. Our obligations for both contracts are based on quantity without a specific rate applied and therefore are not quantifiable. We expect our quantity purchases to exceed the minimum quantity commitments for all years covered by the contracts. Actual purchases made under the contracts for the three months ended June 30, 2015 and 2014 were $16,139 and $12,388, respectively, and $31,136 and $20,840 for the six months ended June 30, 2015 and 2014, respectively.

Other Commitments and Contingencies

From time to time, various claims and litigation are asserted or commenced against us principally arising from contractual and tort matters and personnel and employment disputes. In determining loss contingencies, management considers the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that such a liability has been incurred and when the amount of loss can be reasonably estimated. As litigation is subject to inherent uncertainties, we cannot be certain that we will prevail in these matters. However, we do not believe that the ultimate outcome of any pending matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 11 – BUSINESS COMBINATIONS

As part of our ongoing strategy to increase market share in certain markets, we completed three business combinations during the six months ended June 30, 2015 and one business combination during the six months ended June 30, 2014. The goodwill recognized in conjunction with these business combinations is a result of both purchase price multiples based on operating cash flows and expected synergies. At least a portion of the goodwill resulting from the 2015 acquisitions is expected to be deductible for tax purposes while the goodwill resulting from the March 24, 2014 acquisition is not expected to be deductible for tax purposes.

2015

On March 12, 2015, we acquired 100% of the stock and membership interests of nine different legal entities, collectively referred to as BDI Insulation (“BDI”). The purchase price consisted of cash of $30,680 and seller obligations of $5,723. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statement of Operations for the three months ended June 30, 2015 were $10,008 and $760, respectively, and $12,129 and $1,047, respectively, for the six months ended June 30, 2015.

On April 6, 2015, we acquired 100% of the common stock of C.Q. Insulation Inc. (“CQ”). The purchase price consisted of cash of $5,045 and seller obligations of $1,995. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2015 were $2,705 and $264, respectively.

On June 1, 2015, we acquired substantially all of the assets of Layman Brothers Contracting (“Layman”). The purchase price consisted of cash of $9,025 and seller obligations of $674. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2015 were $1,217 and $105, respectively.

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

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions approximated the following (amounts related to 2015 acquisitions are preliminary):

	2015	2014
Cash	$761	$—
Accounts receivable	7,464	1,122
Inventories	1,399	234
Note receivable	12	—
Income taxes receivable	53	—
Other current assets	244	120
Property and equipment, net	1,929	520
Intangibles, net	31,360	846
Goodwill	20,745	1,202
Other non-current assets	3,736	—
Accounts payable and accrued expenses	(5,783)	(1,362)
Deferred income tax liabilities	(4,823)	(397)
Other long-term liabilities	(3,955)	—

Total purchase price	$53,142	$2,285

Seller obligations	$8,392	$279
Cash paid	44,750	2,006

Total purchase price	$53,142	$2,285

The provisional amounts for BDI originally reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2015 have been adjusted to reflect the review and ongoing analysis of the fair value measurements. As a result of independent appraisal, we increased goodwill and our seller obligations by approximately $200 for an adjustment to the fair value of a working capital contingent liability. This adjustment increased our total purchase price for BDI as reflected within the above table.

Further adjustments to the allocation for all acquisitions described above are expected as third-party valuations are finalized, certain tax aspects of the transaction are completed, and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination.

Included in other noncurrent assets in the above table as of each of the three and six months ended June 30, 2015 is an insurance receivable of $2,013 and an indemnification asset associated with the acquisition of BDI in the amount of $1,723. These assets offset equal liabilities included in other long-term liabilities in the above table, which represent additional insurance reserves and an uncertain tax position liability for which we may be liable. All amounts are measured at their acquisition-date fair value.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Estimates of acquired intangible assets related to the acquisitions are as follows:

	2015		2014
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Customer relationships	$20,300	8	$546	10
Trademarks and trade names	9,390	15	216	15
Covenants not-to-compete	1,670	5	84	5

Pro Forma Information

The unaudited pro forma information for the combined results of the Company has been prepared as if the 2015 acquisitions had taken place on January 1, 2014 and all 2014 acquisitions had taken place on January 1, 2013. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2014 and 2013, and the unaudited pro forma information does not purport to be indicative of future financial operating results. See Note 12, Business Combinations, to our audited financial statements in Item 8 of Part II of our Annual Report on Form 10-K filed with the SEC on March 13, 2014 for additional information on 2014 acquisitions included in the table below.

	Pro forma for the three months ended June 30,		Pro forma for the six months ended June 30,
	2015	2014	2015	2014
Net revenue	$161,960	$146,075	$303,551	$271,025

Net income	6,560	2,584	7,684	2,998
Accretion charges on Redeemable Preferred Stock	—	—	—	(19,897)

Net income (loss) attributable to common stockholders	$6,560	$2,584	$7,684	$(16,899)

Basic net income (loss) per share attributable to common stockholders	$0.21	$0.08	$0.25	$(0.60)

Diluted net income (loss) per share attributable to common stockholders	$0.21	$0.08	$0.24	$(0.60)

Unaudited pro forma net income reflects additional intangible asset amortization expense of $145 and $983 for the three months ended June 30, 2015 and 2014, respectively, and $875 and $1,988 for the six months ended June 30, 2015 and 2014, respectively. In addition, unaudited pro forma net income includes income tax effects of $11 and $374 for the three months ended June 30, 2015 and 2014, respectively, and $4 and $631 for the six months ended June 30, 2015 and 2014, respectively. We included $958 in transaction costs resulting from a business combination occurring in the six months ended June 30, 2015 in earnings for the six months ended June 30, 2014 as though the acquisition occurred as of the beginning of the comparable period.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common share equivalents outstanding for the period, determined using the treasury stock method. Potential common shares are included in the diluted income (loss) per share calculation when dilutive. Diluted income (loss) per share was as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders — basic and diluted	$6,507	$2,307	$7,749	$(17,217)

Weighted average number of common shares outstanding	31,228,000	30,777,955	31,360,060	28,370,787
Dilutive effect of outstanding restricted stock awards after application of the Treasury Stock Method	21,050	—	11,156	—

Diluted shares outstanding	31,249,050	30,777,955	31,371,216	28,370,787

Basic income (loss) per share attributable to common stockholders	$0.21	$0.07	$0.25	$(0.61)

Diluted income (loss) per share attributable to common stockholders	$0.21	$0.07	$0.25	$(0.61)

There were no common stock equivalents with a dilutive effect during the three and six months ended June 30, 2014.

NOTE 13 – SUBSEQUENT EVENTS

On July 1, 2015, we acquired substantially all of the assets of EcoLogic Energy Solutions (“EcoLogic”) for total consideration of approximately $3,600, subject to a working capital adjustment. The initial accounting for the business combination was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Quarterly Report on Form 10-Q. As a result, disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time.

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

OVERVIEW

We are the second largest new residential insulation installer in the United States based on our internal estimates, with a national platform consisting of over 120 locations serving customers in all 48 continental states and the District of Columbia. We also install complementary building products, including garage doors, rain gutters, shower doors, closet shelving and mirrors. Substantially all of our net revenue comes from service-based installation of these products in the residential new construction, repair and remodel and commercial construction end markets.

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

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Net revenue

For the three months ended June 30, 2015, net revenue increased $33,345 or 26.4%, to $159,693 from $126,348 during the three months ended June 30, 2014. The increase in net revenue included revenue from acquisitions of $20,738 while $7,558 was predominantly attributable to organic growth in the volume of completed jobs in all of our end markets. The remaining increase in net revenue of $5,049 resulted from a variety of other factors including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. Of these other factors, none was more significant than any other.

Cost of sales

For the three months ended June 30, 2015, cost of sales increased $21,872, or 23.9%, to $113,411 from $91,539 during the three months ended June 30, 2014. The increase in cost of sales included increases from acquisitions of $14,221 while $5,296 was predominantly attributable to organic growth in the volume of completed jobs in the residential new construction end market. Cost of sales also increased $2,355 as a result of a variety of other factors including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. Of these other factors, none was more significant than any other.

Gross Profit

For the three months ended June 30, 2015, gross profit increased $11,473 to $46,282 from $34,809 during the three months ended June 30, 2014. As a percentage of net revenue, gross profit increased to 29.0% for the three months ended June 30, 2015 from 27.6% for the three months ended June 30, 2014 primarily due to favorable leverage on higher net revenue and increased cost efficiencies.

Operating expenses

Selling

For the three months ended June 30, 2015, selling expenses increased $1,325, or 17.5%, to $8,881 from $7,556 for the three months ended June 30, 2014. This increase was primarily due to increases in wages, benefits and commissions of $1,048 related to acquisitions and in support of increased sales at existing branches.

Administrative

For the three months ended June 30, 2015, administrative expenses increased $2,571, or 11.7%, to $24,528 from $21,957 for the three months ended June 30, 2014. The increase in administrative expenses generally relates to the cost of completing acquisitions as well as ongoing costs associated with these newly-acquired entities and supporting our growth. Wages and benefits increased $3,406, of which $1,127 was attributable to acquisitions and $2,279 was to support our growth. In addition, facility costs increased $403 mainly due to additional expenses associated with newly-acquired branches. The increase in administrative expenses also included other individually minor increases in several categories. These increases were offset by reductions in accounting and legal costs of $1,409 primarily attributable to costs associated with our IPO and secondary offering of $1,259 incurred in the three months ended June 30, 2014 and general liability insurance expense of $669.

Amortization

For the three months ended June 30, 2015, amortization expense increased $771, or 108.0%, to $1,485 from $714 for the three months ended June 30, 2014. The increase in amortization is attributable to finite-lived intangible assets related to acquisitions.

Other expense (income)

For the three months ended June 30, 2015, other expense increased $389 to $1,161 from $772 for the three months ended June 30, 2014 due primarily to additional interest expense related to higher outstanding debt balances.

Income tax provision

During the three months ended June 30, 2015, we recorded an income tax provision of $3,720 on our income from continuing operations before income taxes of $10,227 or an effective tax rate of 36.4%. This rate was favorably impacted by deductions related to domestic production activities. The favorability was offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

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

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Net revenue

For the six months ended June 30, 2015, net revenue increased $57,347, or 24.7%, to $289,641 from $232,294 during the six months ended June 30, 2014. The increase in net revenue included revenue from acquisitions of $29,955 while $14,717 was predominantly attributable to organic growth in the volume of completed jobs in all of our end markets. The remaining increase in net revenue of $12,675 resulted from a variety of other factors including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. Of these other factors, none was more significant than any other.

Cost of sales

For the six months ended June 30, 2015, cost of sales increased $38,153, or 22.3%, to $209,233 from $171,080 during the six months ended June 30, 2014. The increase in cost of sales included increases from acquisitions of $21,046 while $10,501 was predominantly attributable to organic growth in the volume of completed jobs in the residential new construction end market. Cost of sales also increased $6,606 as a result of a variety of other factors including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. Of these other factors, none was more significant than any other.

Gross Profit

For the six months ended June 30, 2015, gross profit increased $19,194 to $80,408 from $61,214 during the six months ended June 30, 2014. As a percentage of net revenue, gross profit increased to 27.8% for the six months ended June 30, 2015 from 26.4% for the six months ended June 30, 2014 primarily due to favorable leverage on higher net revenue and increased cost efficiencies.

Operating expenses

Selling

For the six months ended June 30, 2015, selling expenses increased $2,967, or 21.2%, to $16,993 from $14,026 for the six months ended June 30, 2014. This increase was primarily due to increases in wages, benefits and commissions of $2,536 related to acquisitions and in support of increased sales at existing branches.

Administrative

For the six months ended June 30, 2015, administrative expenses increased $6,447 or 16.0%, to $46,765 from $40,318 for the six months ended June 30, 2014. The increase in administrative expenses generally relates to the cost of completing acquisitions as well as ongoing costs associated with these newly-acquired entities and supporting our growth. Wages and benefits increased $5,078, of which $1,692 was attributable to acquisitions and $3,386 was to support our growth. In addition, facility costs increased $794 mainly due to additional expenses associated with newly-acquired branches.

Amortization

For the six months ended June 30, 2015, amortization expense increased $863, or 61.2%, to $2,274 from $1,411 for the six months ended June 30, 2014. The increase in amortization was attributable to finite-lived intangible assets related to acquisitions.

Other expense (income)

For the six months ended June 30, 2015, other expense increased $986 to $1,884 from $898 for the six months ended June 30, 2014. The increase in the six months ended June 30, 2015 was primarily attributable to additional interest expense of $403 primarily related to higher outstanding debt balances and the one-time gain of $490 recognized upon termination of the put option on our Redeemable Preferred Stock included in the six months ended June 30, 2014. See Item 1, Financial Statements, Note 5, Fair Value Information, for further information.

Income tax provision

During the six months ended June 30, 2015, we recorded an income tax provision of $4,743 on our income from continuing operations before income taxes of $12,492, or an effective tax rate of 38.0%. This rate was favorably impacted by deductions related to domestic production activities. The favorability was offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

During the six months ended June 30, 2014, we recorded an income tax provision of $1,833 on our income from continuing operations before income taxes of $4,561, or an effective tax rate of 40.2%. This rate was favorably impacted by deductions related to domestic production activities. The favorability was offset by a non-deductible permanent item related to the secondary issuance of stock during the year.

Liquidity and Capital Resources

Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and meet required principal and interest payments. Our capital resources primarily consist of cash from operations and borrowings under our credit agreement and capital equipment leases and loans.

The residential construction industry, and therefore our business, experienced a significant downturn that started in 2006. However, beginning in 2012, we saw the first meaningful increase in housing completions since the downturn began. We have experienced improved profitability and liquidity since 2012 and have invested significantly in acquisitions, supported by our cash and credit facility. Additionally, we have utilized capitalized leases and loans to finance the increase in the number of our vehicles.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months.

Historical cash flow information

Cash flow from operating activities

Net cash provided by operating activities was $15,399 and $7,630 for the six months ended June 30, 2015 and 2014, respectively, and consisted primarily of net income of $7,749 and $2,680, respectively, adjusted for non-cash and certain other items. Included in the net cash provided in 2015 were non-cash adjustments for depreciation and amortization expense on our expanded base of property, plant and equipment to support our growth totaling $7,366 as well as for amortization on our growing intangible asset base totaling $2,274. These increases were coupled with other changes in working capital, most notably a $3,715 change in other assets due primarily to a reduction of various prepaid assets and other receivables as well as a $3,302 change in income taxes payable resulting from income before income tax expense, offset by a reduction in cash of $9,865 due to increased accounts receivable balances compared to the beginning of the period resulting from acquisitions and higher sales in the six months ended June 30, 2015. Included in the net cash provided in 2014 was a non-cash adjustment for depreciation and amortization expense on our expanded base of property, plant and equipment to support our growth totaling $5,602 as well as other changes in working capital, most notably $4,596 of additional accounts payable resulting from the increase in purchases to support our growth, offset by a reduction in cash of $5,570 due to increased accounts receivable balances compared to the beginning of the period resulting from higher sales in the six months ended June 30, 2014.

Cash flows from investing activities

Net cash used in investing activities was $55,569 and $3,064 for the six months ended June 30, 2015 and 2014, respectively. In 2015, we made cash payments, net of cash acquired, of $43,989 to acquire BDI, CQ and Layman and $11,513 to purchase property, plant, and equipment, primarily to expand our fleet to support our growing business. In 2014 we made cash payments of $2,006 to acquire U.S. Insulation and $1,518 to purchase property, plant, and equipment, primarily to expand our fleet to support our growing business. See Item 1, Financial Statements, Note 11, Business Combinations, for further information.

Cash flows from financing activities

Net cash provided by financing activities was $34,971 for the six months ended June 30, 2015 compared to net cash used in financing activities of $3,498 for the six months ended June 30, 2014. Net cash provided in 2015 was primarily the result of amending our credit agreement, resulting in a net increase in our Term Loan balance of $25,312 and addition of the DDTL of $15,000 primarily to support the acquisitions of BDI, CQ, and Layman, offset by $6,100 paid to repurchase shares of our common stock. Net cash used in 2014 was primarily the result of the redemption of our Redeemable Preferred Stock upon completion of our IPO of $75,735, net payments on our previous credit agreement of $20,280, cash payments for offering costs related to our IPO and secondary public offering of $4,254 and $126, respectively, and vehicle capital lease principal payments of $4,477, offset by net proceeds from our IPO and secondary public offering of $87,645 and $14,418, respectively.

Capital expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Total capital expenditures were $11,513 and $1,518 for the six months ended June 30, 2015 and 2014, respectively, and primarily related to purchases of vehicles and various equipment to support our operations and increased net revenue. Of the $11,513 in capital expenditures during the six months ended June 30, 2015, $7,979 was converted to a financing arrangement by June 30, 2015 under the Master Loan Agreement or Master Equipment Agreement discussed below.

Credit and Security Agreement

On April 28, 2015, we amended our Credit Agreement (the “Amended Credit Agreement”) with a bank group to, among other things, increase the aggregate commitment from $100,000 to $200,000 and extend the maturity date from July 7, 2019 to April 30, 2020 (the “Maturity Date”). The Amended Credit Agreement provides for a Revolving Line of Credit (the “LOC”) with a maximum limit of $100,000, a term loan (the “Term Loan”) in the amount of $50,000, a delayed draw term loan (the “DDTL”) of $50,000 and an uncommitted accordion feature in the amount of $25,000, which may be drawn as a revolving balance or a term loan, if drawn. The Amended Credit Agreement is secured by all of our assets except those subject to capital leases and master equipment and vehicle arrangements. Our subsidiaries guarantee this debt.

The LOC, Term Loan and DDTL bear interest at either 1) the Eurodollar rate (“LIBOR”) or 2) the Base Rate (which approximates Prime Rate), plus a margin based on the type of rate applied and the value (represented as a ratio) of our total debt to earnings. The Term Loan requires quarterly principal payments of $625 starting on June 30, 2015, with the quarterly payment amount increasing to $938 from June 30, 2017 through March 31, 2019, and further increasing to $1,250 from June 30, 2019 through March 31, 2020. The DDTL also requires principal payments beginning in the third quarter of 2016. These payments are determined as a percentage of the balance drawn on April 27, 2016 and continue through the second quarter of 2020. Any outstanding principal balances on the Term Loan and DDTL are due on the Maturity Date.

The Amended Credit Agreement contains financial covenants requiring us to maintain 1) a leverage ratio of debt to earnings, as adjusted for certain items and as defined by the agreement, of no greater than 3.50 to 1.00 and 2) a fixed charge coverage ratio, as adjusted for certain items, of no less than 1.10 to 1.00. The Amended Credit Agreement also contains various restrictive non-financial covenants and a provision that, upon an event of default (as defined by the agreement), amounts outstanding under the LOC, Term Loan, and any outstanding DDTL would bear interest at the rate as determined above plus 2%. At June 30, 2015, we were in compliance with all covenants under the Amended Credit Agreement.

Vehicle and Equipment Notes

In October 2014 and February 2015, we entered into a Master Loan and Security Agreement (“Master Loan Agreement”) and a Master Equipment Lease Agreement (“Master Equipment Agreement”), respectively, with various lenders to provide financing for the purpose of purchasing or leasing vehicles and equipment used in the normal course of business. Vehicles and equipment purchased or leased under these agreements serve as collateral for each note subject to each financing arrangement. Each financing arrangement under these agreements constitutes a separate note and obligation. Regular payments are due under each note for a period of 60 consecutive months after the incurrence of the obligation. The specific terms of each note are based on specific criteria, including the type of vehicle or equipment, the length of the term of the note, and the market interest rates at the time. There is no termination date of either agreement. The total aggregate balance under these agreements was $8,968 as of June 30, 2015.

Letters of Credit and Bonds

We use letters of credit to secure our performance under our general liability and workers compensation insurance programs. Our workers compensation insurance program is considered a high deductible program whereby we are responsible for the cost of claims under $750. If we do not pay these claims, our insurance carriers are required to make these payments to the claimants on our behalf. Our general liability insurance program has a self-insured retention (“SIR”) of $350 whereby we are responsible for all claims below the SIR, and the insurance company only has liability above the SIR. As of June 30, 2015, we had $9,815 of outstanding letters of credit including $315 in cash securing our performance under these insurance programs. We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. As of June 30, 2015, we had approximately 15 performance bonds outstanding, totaling $2,215. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. As of June 30, 2015, we had approximately 222 permit and license bonds outstanding, totaling $3,619. Permit and license bonds are typically issued for one year and are required by certain municipalities when we obtain licenses and permits to perform work in their jurisdictions.

Capped Call Agreement

At the same time as our secondary offering of our common stock, certain of our stockholders entered into a capped call agreement with the underwriters of the offering completed on June 17, 2014. This agreement provides that these stockholders have the option to call a total of approximately 1.1 million shares of our common stock at a capped price. The option can be exercised within specific dates based on the then price of the underlying shares and will be settled in cash. The capped call agreement is between the stockholders and the underwriters and does not represent compensation to the stockholders for services rendered to us. The price paid for the option represents the fair value of that transaction and we are not a party to the agreement. Accordingly, we have not recorded any expense related to this transaction.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of June 30, 2015. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payments due by year:
	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations (1)	$84,828	$3,147	$6,642	$7,868	$8,020	$9,224	$49,927
Capital lease obligations (2)	26,540	5,457	9,034	6,094	3,652	2,248	55
Operating lease obligations (3)	19,876	3,760	6,440	4,188	1,882	1,293	2,313
Purchase obligations (4)	86,808	51,476	20,955	14,377	—	—	—

(1)	Long-term debt obligations include principal and interest payments on our Term Loan as of June 30, 2015. See Item 1, Financial Statements, Note 4, Long-Term Debt, for information on our Amended Credit Agreement. Long-term debt obligations also include principal and interest payments on various notes payable with interest estimated using current market rates, maturing through March 2025. See Item 1, Financial Statements, Note 4, Long-Term Debt, for information on our Vehicle and Equipment Notes.
(2)	We maintain a fleet of production vehicles under a capital lease structure. The leases expire on various dates through May 2020. We anticipate continuing the leasing of production vehicles to include new vehicles to support the increasing number of installation jobs in our business as well as to replace aging vehicles. Capital lease obligations, as disclosed above, include estimated interest expense payments. In determining expected interest expense payments, we utilize the current market rate.

(3)	We lease certain locations, vehicles and equipment under operating lease agreements, including, but not limited to, corporate offices, branch locations and various office and operating equipment. In some instances, these location lease agreements exist with related parties. See Note 9, Related Party Transactions, for further information.
(4)	We currently maintain two supply contracts with minimum purchase requirements based on quantity without a specified market rate applied. The amounts in the above table represent our best estimate as to the prices that will be payable for the minimum volume of purchases that must be made under the contracts.

Off-Balance Sheet Arrangements

As of June 30, 2015, other than operating leases and purchase obligations described above, letters of credit issued under our revolving credit facility and performance and license bonds, we had no material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes for the three months ended June 30, 2015 from the critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K.

Forward-Looking Statements

Statements contained in this report that reflect our views about our future performance constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believe,” “anticipate,” “appear,” “may,” “will,” “intend,” “plan,” “estimate,” “expect,” “assume,” “seek,” “should,” “forecast,” and similar references to future periods. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements. We caution you against relying on any of these forward-looking statements. Our future performance may be affected by: our dependence on the residential construction industry, the economy and the credit markets; uncertainty regarding the housing recovery; declines in the economy or expectations regarding the housing recovery that could lead to additional significant impairment charges; the cyclical and seasonal nature of our business; our exposure to severe weather conditions; the highly fragmented and competitive nature of our industry; product shortages or the loss of key suppliers; changes in the costs and availability of products; inability to successfully acquire and integrate other businesses; our exposure to claims arising from our acquired operations; our reliance on key personnel; our ability to attract, train and retain qualified employees while controlling labor costs; our exposure to product liability, workmanship warranty, casualty, construction defect and other claims and legal proceedings; changes in, or failure to comply with, federal, state, local and other regulations; disruptions in our information technology systems; and our ability to implement and maintain effective internal control over financial reporting. These and other factors are discussed in detail in Item 1A. Risk Factors in our most recent Annual Report on Form 10-K as the same may be updated from time to time in our subsequent filings with the SEC. Our forward-looking statements in this report speak only as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risk since December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1. Financial Statements, Note 10, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.

Item 1A.	Risk Factors

There have been no material changes for the three months ended June 30, 2015 from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the three months ended June 30, 2015 that were not registered under the Securities Act of 1933, as amended. In addition, we did not repurchase any securities registered under the Exchange Act of 1934, as amended, during the three months ended June 30, 2015.

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

Date: August 7, 2015

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed or Furnished with this Quarterly Report on Form 10-Q for the three months ended June 30, 2015

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