Form 10-Q
period 2015-09-30
Installed Building Products, Inc.
filed 2015-11-06
CIK 1580905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

On November 2, 2015 the registrant had 31,366,328 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash	$5,265	$10,761
Accounts receivable (less allowance for doubtful accounts of $3,609 and $2,661 at September 30, 2015 and December 31, 2014, respectively)	98,406	72,280
Inventories	28,850	23,971
Other current assets	6,471	12,276

Total current assets	138,992	119,288
Property and equipment, net	53,628	39,370
Non-current assets
Goodwill	85,854	53,393
Intangibles, net	60,668	17,718
Other non-current assets	8,063	4,393

Total non-current assets	154,585	75,504

Total assets	$347,205	$234,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$6,358	$1,786
Current maturities of capital lease obligations	8,824	9,374
Accounts payable	57,996	46,584
Accrued compensation	16,484	11,311
Other current liabilities	11,016	7,501

Total current liabilities	100,678	76,556

Long-term debt	95,455	25,070
Capital lease obligations, less current maturities	13,451	17,508
Deferred income taxes	14,532	9,746
Other long-term liabilities	18,477	13,408

Total liabilities	242,593	142,288

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 shares authorized, 0 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Common Stock; $0.01 par value: 100,000,000 shares authorized, 31,982,888 and 31,839,087 issued and 31,366,328 and 31,539,087 outstanding at September 30, 2015 and December 31, 2014, respectively	320	319
Additional paid in capital	156,104	154,497
Accumulated deficit	(40,429)	(57,659)
Treasury Stock; at cost: 616,560 and 300,000 shares, respectively	(11,383)	(5,283)

Total stockholders’ equity	104,612	91,874

Total liabilities and stockholders’ equity	$347,205	$234,162

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net revenue	$181,579	$140,456	$471,220	$372,750
Cost of sales	128,162	100,828	337,395	271,908

Gross profit	53,417	39,628	133,825	100,842
Operating expenses
Selling	10,282	8,041	27,275	22,067
Administrative	25,841	20,084	72,606	60,402
Amortization	1,817	693	4,091	2,104

Operating income	15,477	10,810	29,853	16,269
Other expense (income)
Interest expense	989	934	2,654	2,196
Other	138	51	357	(313)

	1,127	985	3,011	1,883

Income before income taxes	14,350	9,825	26,842	14,386
Income tax provision	4,869	3,629	9,612	5,462

Net income from continuing operations	9,481	6,196	17,230	8,924
Discontinued operations
Loss from discontinued operations	—	—	—	78
Income tax benefit	—	—	—	(30)

Loss from discontinued operations, net of income taxes	—	—	—	48

Net income	9,481	6,196	17,230	8,876
Accretion charges on Redeemable Preferred Stock	—	—	—	(19,897)

Net income (loss) attributable to common stockholders	$9,481	$6,196	$17,230	$(11,021)

Basic net income (loss) per share attributable to common stockholders:
Income (loss) from continuing operations	$0.30	$0.19	$0.55	$(0.37)
Loss from discontinued operations	—	—	—	—

Net income (loss) per share	$0.30	$0.19	$0.55	$(0.37)

Diluted net income (loss) per share attributable to common stockholders:
Income (loss) from continuing operations	$0.30	$0.19	$0.55	$(0.37)
Loss from discontinued operations	—	—	—	—

Net income (loss) per share	$0.30	$0.19	$0.55	$(0.37)

Weighted average shares outstanding:
Basic	31,237,275	31,839,087	31,318,682	29,539,592
Diluted	31,288,609	31,839,087	31,343,230	29,539,592

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND REDEEMABLE INSTRUMENTS (UNAUDITED)

(in thousands, except share amounts)

			Additional					Redeemable
	Common Stock		Paid In	Accumulated	Treasury Shares		Stockholders’	Preferred Stock		Common Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit) Equity	Shares	Amount	Shares	Amount
BALANCE - January 1, 2014	16,183,901	$162	$—	$(71,591)	—	$—	$(71,429)	1,000	$55,838	5,850,000	$81,010

Net income				8,876			8,876
Initial Public Offering (IPO)	8,567,500	86	78,863				78,949
Secondary Public Offering	1,214,196	12	14,280				14,292
Redemption of Redeemable
Preferred Stock								(1,000)	(75,735)
Termination of Redemption
Feature upon IPO	5,850,000	58	89,309				89,367			(5,850,000)	(89,367)
Accretion of Redeemable
Preferred Stock to Redemption Value			(19,897)				(19,897)		19,897
Adjustments to Redeemable
Common Stock fair value measurement			(8,357)				(8,357)				8,357
Share-Based Compensation issued to Directors	23,490	1	299				300

BALANCE - September 30, 2014	31,839,087	$319	$154,497	$(62,715)	—	$—	$92,101	—	$—	—	$—

			Additional					Redeemable
	Common Stock		Paid In	Accumulated	Treasury Shares		Stockholders’	Preferred Stock		Common Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity	Shares	Amount	Shares	Amount
BALANCE - January 1, 2015	31,839,087	$319	$154,497	$(57,659)	(300,000)	$(5,283)	$91,874	—	$—	—	$—

Net income				17,230			17,230
Issuance of Restricted Stock Awards to Employees	130,613	1	(1)				—
Surrender of Restricted Stock Awards by Employees					(1,560)	—	—
Share-Based Compensation Expense			1,232				1,232
Share-Based Compensation issued to Directors	13,188		300				300
Tax Benefit from Stock Plan			76				76
Common Stock Repurchase					(315,000)	(6,100)	(6,100)

BALANCE - September 30, 2015	31,982,888	$320	$156,104	$(40,429)	(616,560)	$(11,383)	$104,612	—	$—	—	$—

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$17,230	$8,876
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	11,872	8,731
Amortization of intangibles	4,091	2,104
Amortization of deferred financing costs	199	123
Provision for doubtful accounts	1,551	1,343
Write-off of debt issuance costs	—	233
Gain on sale of property and equipment	(247)	(316)
Noncash stock compensation	1,532	300
Deferred income taxes	107	(56)
Other	—	(490)
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(16,405)	(14,241)
Inventories	(2,960)	(3,346)
Other assets	5,265	455
Accounts payable	5,777	6,553
Income taxes payable	1,918	(300)
Other liabilities	(819)	4,724

Net cash provided by operating activities	29,111	14,693

Cash flows from investing activities
Restricted cash	—	70
Purchases of property and equipment	(19,959)	(2,626)
Acquisitions of businesses, net of cash acquired of $924 and $53, respectively	(71,040)	(3,313)
Proceeds from sale of property and equipment	448	518
Other	(420)	—

Net cash used in investing activities	(90,971)	(5,351)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net of costs	—	87,645
Proceeds from secondary public offering of common stock, net of costs	—	14,418
Redemption of Redeemable Preferred Stock	—	(75,735)
Net payments on previous revolving line of credit	—	(27,269)
Proceeds from revolving line of credit	130,800	—
Payments on revolving line of credit	(130,800)	—
Proceeds from previous term loan	—	25,000
Proceeds from new term loan	50,000	—
Payments on previous term loan	(24,688)	—
Proceeds from delayed draw term loan	35,000	—
Proceeds from vehicle and equipment notes payable	12,817	—
Debt issuance costs	(758)	(714)
Principal payments on long term debt	(2,631)	(719)
Principal payments on capital lease obligations	(7,276)	(6,921)
Payments for deferred initial public offering costs	—	(4,254)
Payments for deferred secondary public offering costs	—	(126)
Repurchase of common stock	(6,100)	—

Net cash provided by financing activities	56,364	11,325

Net change in cash	(5,496)	20,667
Cash at beginning of period	10,761	4,065

Cash at end of period	$5,265	$24,732

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$2,171	$1,883
Income taxes, net of refunds	8,327	4,726
Supplemental disclosure of noncash investing and financing activities
Vehicles capitalized under capital leases and related lease obligations	2,750	13,581
Seller obligations in connection with acquisition of businesses	12,364	454

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

We have one operating segment and a single reportable segment. Substantially all of our sales come from service-based installation of various products in the residential new construction, repair and remodel and commercial construction end markets. Each of our branches has the capacity to serve all of our end markets. The following table sets forth the percentage of our net revenue by end market:

	Three and nine months ended
	September 30, 2015	September 30, 2014
Residential new construction and repair and remodel	89%	89%
Commercial construction	11	11

	100%	100%

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

2014 Secondary Public Offering

On June 17, 2014, we completed a secondary offering of 9,314,196 shares of our common stock at a public offering price of $12.50 per share. The total offering size reflects 8,100,000 shares of common stock offered on behalf of certain selling stockholders (the “Selling Stockholders”) and 1,214,196 shares that were offered and sold by us pursuant to the exercise of the underwriters’ option to purchase additional shares. We did not receive any proceeds from the sale of shares by the Selling Stockholders. However, we received $14,418, after deducting underwriting discounts but before estimated offering expenses, from the exercise of the underwriters’ option to purchase additional shares. A registration statement relating to these securities was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on June 11, 2014.

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

The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to prevent the information presented from being misleading when read in conjunction with our fiscal 2014 consolidated financial statements and the notes thereto included in Part II, Item 8. Financial Statements and Supplementary Data, of our Annual Report on Form 10-K as filed with the SEC on March 13, 2015. The December 31, 2014 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. Unless otherwise indicated, all amounts are in thousands except share and per share amounts.

Our interim operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected in future operating quarters. See Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, for additional information regarding risk factors that may impact our results.

Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 describes the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no changes to our significant accounting policies or estimates during the three or nine months ended September 30, 2015, other than implementing our share-based compensation policy during the nine months ended September 30, 2015.

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

In August 2015, the FASB issued ASU 2015-15, “Imputation of Interest (Subtopic 835-30).” This ASU amends ASU 2015-03 regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Specifically, it provides guidance for deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are still evaluating whether this ASU will have a material impact on our consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805).” This ASU requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in this update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We are still evaluating whether this ASU will have a material impact on our consolidated financial statements.

NOTE 3 – GOODWILL AND INTANGIBLES

Goodwill

The change in carrying amount of goodwill was as follows:

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)

January 1, 2014	$119,332	$(70,004)	$49,328
Additions	1,958	—	1,958

September 30, 2014	$121,290	$(70,004)	$51,286

January 1, 2015	$123,397	$(70,004)	$53,393
Additions	32,461	—	32,461

September 30, 2015	$155,858	$(70,004)	$85,854

During the nine months ended September 30, 2015 and 2014, goodwill increased $32,461 and $1,958, respectively, primarily as a result of our business combinations. See Note 11, Business Combinations, for more information.

We test goodwill for impairment annually during the fourth quarter of our fiscal year or earlier if there is an impairment indicator. No impairment was recognized during either of the nine month periods ended September 30, 2015 and 2014.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Intangibles, net

The following table provides the gross carrying amount and accumulated amortization for each major class of intangibles:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$56,227	$18,796	$37,431	$26,119	$16,151	$9,968
Covenants not-to-compete	4,862	585	4,277	883	202	681
Trademarks and tradenames	26,635	7,675	18,960	13,681	6,612	7,069

	$87,724	$27,056	$60,668	$40,683	$22,965	$17,718

The gross carrying amount of intangibles increased $47,041 during the nine months ended September 30, 2015 primarily as a result of our business combinations. See Note 11, Business Combinations, for more information. Remaining estimated aggregate annual amortization expense is as follows (amounts are for the fiscal year ended):

Remainder of 2015	$2,107
2016	8,175
2017	7,529
2018	7,300
2019	7,005
Thereafter	28,552

NOTE 4 – LONG-TERM DEBT

Debt consists of the following:

	September 30, 2015	December 31, 2014
Term Loan	$48,750	$24,688
Delayed Draw Term Loan	35,000	—
Vehicle and equipment notes	13,334	1,346
Various notes payable, maturing through March 2025; payable in various monthly installments, including interest rates ranging from 0.0% to 10.0%	4,729	822

	101,813	26,856
Less: current maturities	(6,358)	(1,786)

Long-term debt, less current maturities	$95,455	$25,070

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Our Credit and Security Agreement, as amended (the “Amended Credit Agreement”), provides for an aggregate commitment of $200,000 consisting of a Revolving Line of Credit (the “LOC”) with a maximum limit of $100,000, a term loan (the “Term Loan”) in the amount of $50,000, a delayed draw term loan (the “DDTL”) in the amount of $50,000 and an uncommitted accordion feature in the amount of $25,000, which may be drawn as a revolving balance or a term loan, if drawn. The Amended Credit Agreement has a maturity date of April 30, 2020 (the “Maturity Date”) and is secured by all of our assets except those subject to capital leases and master equipment and vehicle arrangements. There was no outstanding balance on our LOC at either December 31, 2014 or September 30, 2015. Our subsidiaries, other than Suburban Insulation, Inc., guarantee this debt.

The LOC, Term Loan and DDTL bear interest at either 1) the Eurodollar rate (“LIBOR”) or 2) the Base Rate (which approximates the Prime Rate), plus a margin based on the type of rate applied and the value (represented as a ratio) of our total debt to earnings. In addition, a commitment fee on the unused portion of these instruments is due quarterly. The fee ranges from 20.0 to 30.0 basis points for the entire term of the Amended Credit Agreement and the rate is determined based on our leverage ratio. The Term Loan requires quarterly principal payments of $625 increasing to $938 from June 30, 2017 through March 31, 2019, and further increasing to $1,250 from June 30, 2019 through March 31, 2020. The DDTL also requires principal payments beginning in the third quarter of 2016. The payments are determined as a percentage of the balance drawn on April 27, 2016 and continue until the Maturity Date. Any outstanding principal balances on the Term Loan and DDTL are due on the Maturity Date.

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

Vehicle and Equipment Notes

In October 2014 and February 2015, we entered into a Master Loan and Security Agreement (“Master Loan Agreement”) and a Master Equipment Lease Agreement (“Master Equipment Agreement”), respectively, with various lenders to provide financing for the purpose of purchasing or leasing vehicles and equipment used in the normal course of business. Each financing arrangement under these agreements constitutes a separate note and obligation. Vehicles and equipment purchased or leased under each financing arrangement serve as collateral for the note applicable to such financing arrangement. Regular payments are due under each note for a period of 60 consecutive months after the incurrence of the obligation. The specific terms of each note are based on specific criteria, including the type of vehicle or equipment and the market interest rates at the time. No termination date applies to either agreement. The total aggregate balance under these agreements was $13,334 and $1,346 as of September 30, 2015 and December 31, 2014, respectively.

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

Accounts receivable, accounts payable, and accrued liabilities as of September 30, 2015 and December 31, 2014 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of the long-term debt, including the Term Loan, DDTL and LOC, approximate fair value as of September 30, 2015 and December 31, 2014 due to the short term maturities of the underlying variable rate LIBOR agreements. The carrying amounts of the obligations associated with our capital leases approximate fair value as of September 30, 2015 and December 31, 2014 because the associated assets generate sufficient cash to settle the obligations. All debt classifications represent Level 2 fair value measurements.

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

Our Redeemable Preferred Stock was redeemed in February 2014 with proceeds from our IPO, eliminating the associated put option. In addition, the redeemable feature of our Redeemable Common Stock was terminated upon the IPO. See Note 1, Organization, “2014 Initial Public Offering,” for further information. As such, corresponding fair values are zero as of September 30, 2015 and December 31, 2014.

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

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 were as follows (in thousands):

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

As of September 30, 2015, we had 5,000,000 shares of preferred stock authorized with no shares issued or outstanding, 100,000,000 shares of common stock authorized, 31,982,888 shares of common stock issued and 31,366,328 shares of common stock outstanding, all with par value of $0.01, and 616,560 shares of treasury stock at cost.

On March 13, 2015, we entered into a share repurchase agreement with Installed Building Systems, Inc. (“IBS”), a related party, for the purchase of 315,000 shares of our common stock for a purchase price of $6,057 (or $19.23 per share, which represented a 7.5% discount to the last reported price of our common stock on March 13, 2015) plus minor costs we incurred with respect to the transaction of $43, totaling $6,100. The effect of these treasury shares reducing the number of common shares outstanding is reflected in our earnings per share calculation for the nine months ended September 30, 2015. For additional information on the related party relationship, see Note 9, Related Party Transactions.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 7 – EMPLOYEE BENEFITS

Healthcare

Our healthcare benefit expense (net of employee contributions) was approximately $3,046 and $2,143 for the three months ended September 30, 2015 and 2014, respectively, for all plans and $8,874 and $6,737 for the nine months ended September 30, 2015 and 2014, respectively. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $1,588 and $1,089 as of September 30, 2015 and December 31, 2014, respectively.

Workers’ Compensation

Workers’ compensation expense totaled $2,578 and $2,335 for the three months ended September 30, 2015 and 2014, respectively, and $6,628 and $5,955 for the nine months ended September 30, 2015 and 2014, respectively. Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows:

	September 30, 2015	December 31, 2014
Included in other current liabilities	$2,760	$2,504
Included in other long-term liabilities	5,028	5,752

	$7,788	$8,256

We also had an insurance receivable for claims that exceeded the stop loss limit included on the Condensed Consolidated Balance Sheets. That receivable offsets an equal liability included within the reserve amounts noted above and was as follows:

	September 30, 2015	December 31, 2014
Included in other non-current assets	$1,552	$2,286

Share-Based Compensation

Directors

In June 2015 and 2014, we granted 13,188 and 23,490 shares of restricted stock, respectively, at a price of $22.74 and $12.77 per share, respectively, (which represents market price on the grant dates) to non-employee members of our Board of Directors. Accordingly, for each of the nine month periods ended September 30, 2015 and 2014, we recorded $300 in compensation expense related to these grants within administrative expenses on the Condensed Consolidated Statements of Operations. These shares effectively vested on the grant date since there is deemed to be no service period associated with these awards. The lack of a vesting or service period may not apply to any future share grants under our 2014 Omnibus Incentive Plan.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Employees

During the nine months ended September 30, 2015, we granted 130,613 shares of restricted stock which vest 100% between January 7, 2016 and March 31, 2016 for non-executive employees and in three equal installments (rounded to the nearest whole share) on each of March 31, 2016, March 31, 2017 and March 31, 2018 for certain executive officers. We recorded $574 and $1,232 in compensation expense related to these grants within administrative expenses on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015. No shares were awarded during the three and nine months ended September 30, 2014, and, accordingly, no expense was incurred.

Nonvested restricted stock as of December 31, 2014 and changes during the nine months ended September 30, 2015 were as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Market Value Per Share
Nonvested restricted stock at December 31, 2014	—	$—
Granted	130,613	21.53
Vested	—	—
Forfeited	(1,560)	21.79

Nonvested restricted stock at September 30, 2015	129,053	$21.52

As of September 30, 2015, there was $1,480 of unrecognized compensation expense related to nonvested restricted stock. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 1.2 years. Shares forfeited are returned as treasury shares and available for future issuances.

As of September 30, 2015, 2,834,269 shares of common stock were available for issuance under the 2014 Omnibus Incentive Plan.

NOTE 8 – INCOME TAXES

Our provision for income taxes as a percentage of pretax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.

During the three and nine months ended September 30, 2015, the effective tax rate for continuing operations was 33.9 percent and 35.8 percent, respectively. These rates were favorably impacted by deductions related to domestic production activities, offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

NOTE 9 – RELATED PARTY TRANSACTIONS

We sell installation services to other companies related through common or affiliated ownership. We also purchase services and materials and pay rent to companies with common or related ownership.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

We lease our headquarters and certain other facilities from related parties. See Note 10, Commitments and Contingencies, for future minimum lease payments to be paid to these related parties.

For the three and nine months ended September 30, 2015 and 2014, the amount of sales to common or related parties as well as the purchases from and rent expense paid to these common or related parties were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Sales	$1,924	$1,577	$4,661	$3,885
Purchases	80	513	366	2,836
Rent	150	162	446	446

During the second quarter of 2014, we appointed a new member of our Board of Directors who is also the CEO of M/I Homes, Inc. (NYSE: MHO), one of our customers. As a result, we have included all sales to this customer in the above table.

At September 30, 2015 and December 31, 2014, we had related party balances of $1,888 and $1,255, respectively, included in accounts receivable on our Condensed Consolidated Balance Sheets. These balances represent trade accounts receivable arising during normal course of business with various related parties. M/I Homes, Inc. accounted for $939 and $627 of these balances as of September 30, 2015 and December 31, 2014, respectively.

As a result of our acquisition of TCI Contracting, LLC (“TCI”) in 2012, one of our existing suppliers became classified as a related party until a change in ownership of the supplier resulted in an end to such classification in August 2014. Purchases made from this supplier, while classified as a related party, during the three and nine months ended September 30, 2014 were $439 and $2,572, respectively, and are included in total related party purchases in the preceding table.

On March 13, 2015, we entered into a share repurchase agreement with Installed Building Systems, Inc. (“IBS”) for the purchase of 315,000 shares of our common stock. Jeff Edwards, our Chief Executive Officer, has beneficial ownership in the shares of our common stock held by IBS. See Note 6, Stockholders’ Equity, for additional information.

As of December 31, 2014, the Company maintained a receivable from IBP Holding Company, related to us through direct control by Jeff Edwards, in the amount of approximately $600. The receivable represented amounts owed to us for wages and related expenses paid by the Company during 2011 to former employees of IBP Holding Company and was included in other current assets on the Condensed Consolidated Balance Sheet as of December 31, 2014. During the nine months ended September 30, 2015, we received the full remaining balance and accordingly, no such receivable exists as of September 30, 2015.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Accrued General Liability Insurance

Accrued insurance reserves included on the Condensed Consolidated Balance Sheets were as follows:

	September 30, 2015	December 31, 2014
Included in other current liabilities	$1,317	$1,379
Included in other long-term liabilities	6,788	3,754

	$8,105	$5,133

We also had insurance receivables included on the Condensed Consolidated Balance Sheets that, in aggregate, offset an equal liability included within the reserve amounts noted above. The amounts were as follows:

	September 30, 2015	December 31, 2014
Insurance receivable for claims under a fully insured policy	$2,013	$—
Insurance receivable for claims that exceeded the stop loss limit	821	677

Total insurance receivables included in other non-current assets	$2,834	$677

Leases

We are obligated under capital leases covering vehicles and certain equipment. The vehicle and equipment leases generally have terms ranging from four to six years. Total gross assets relating to capital leases were $65,562 and $65,238 as of September 30, 2015 and December 31, 2014, respectively, and a total of $19,395 and $20,499 were fully depreciated as of September 30, 2015 and December 31, 2014, respectively. The net book value of assets under capital leases was $24,043 and $28,754 as of September 30, 2015 and December 31, 2014, respectively, net of accumulated depreciation of $41,519 and $36,484 as of September 30, 2015 and December 31, 2014, respectively. Amortization of assets held under capital leases is included within cost of sales on the Condensed Consolidated Statements of Operations.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

In some instances, lease agreements exist with related parties. Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) with related parties as of September 30, 2015 are as follows (amounts are as of the fiscal year ended):

Remainder of 2015	$152
2016	593
2017	366
2018	155
2019	—
Thereafter	—

Supply Contract Commitments

As of September 30, 2015, we had two product supply contracts, one extending through December 31, 2015 and one extending through August 31, 2017. Our obligations for both contracts are based on quantity without a specific rate applied and therefore are not quantifiable. We expect our quantity of purchases to exceed the minimum quantity commitments for all years covered by the contracts. Actual purchases made under the contracts for the three months ended September 30, 2015 and 2014 were $18,520 and $16,519, respectively, and $49,656 and $37,359 for the nine months ended September 30, 2015 and 2014, respectively.

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

NOTE 11 – BUSINESS COMBINATIONS

As part of our ongoing strategy to increase market share in certain markets, we completed five business combinations during the nine months ended September 30, 2015 and two business combinations during the nine months ended September 30, 2014. The goodwill recognized in conjunction with these business combinations is a result of both purchase price multiples based on operating cash flows and expected synergies. We estimate $20,010 of the goodwill resulting from the 2015 acquisitions is expected to be deductible for tax purposes.

2015

On March 12, 2015, we acquired 100% of the stock and membership interests of nine different legal entities, collectively referred to as BDI Insulation (“BDI”). The purchase price consisted of cash of $30,680 and seller obligations of $5,765. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statement of Operations for the three months ended September 30, 2015 were $10,342 and $572, respectively, and $22,471 and $1,619, respectively, for the nine months ended September 30, 2015.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

On April 6, 2015, we acquired 100% of the common stock of C.Q. Insulation Inc. (“CQ”). The purchase price consisted of cash of $5,045 and seller obligations of $2,467. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 were $2,689 and $197, respectively, and $5,394 and $461, respectively, for the nine months ended September 30, 2015.

On June 1, 2015, we acquired substantially all of the assets of Layman Brothers Contracting (“Layman”). The purchase price consisted of cash of $9,025 and seller obligations of $663. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 were $3,695 and $286, respectively, and $4,912 and $391, respectively, for the nine months ended September 30, 2015.

On July 1, 2015, we acquired substantially all of the assets of EcoLogic Energy Solutions (“EcoLogic”). The purchase price consisted of cash of $3,015 and seller obligations of $550. Revenue and net loss since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 were $1,778 and $36, respectively.

On August 10, 2015, we acquired 100% of the common stock of Eastern Contractor Services (“Eastern”). The purchase price consisted of cash of $24,199 and seller obligations of $2,919. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 were $2,953 and $253, respectively.

2014

On March 24, 2014, we acquired 100% of the common stock of U.S. Insulation Corp. (“U.S. Insulation”). The purchase price consisted of cash of $2,006 and seller obligations of $279. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 was $3,510 and $405, respectively, and $6,456 and $591, respectively, for the nine months ended September 30, 2014.

On August 11, 2014, we acquired 100% of the common stock of Marv’s Insulation, Inc. (“Marv’s Insulation”). The purchase price consisted of cash of $1,360 and seller obligations of $175. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 was $480 and $13, respectively.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Purchase Price Allocations

The estimated purchase price allocations for the acquisitions, subject to finalization during the measurement period, approximated the following (amounts related to 2015 acquisitions are preliminary):

	2015				2014
	BDI	Eastern	Other	Total
Estimated fair values:
Cash	$661	$163	$100	$924	$53
Accounts receivable	4,735	2,772	3,765	11,272	1,496
Inventories	980	335	538	1,853	262
Other current assets	368	204	49	135	123
Property and equipment, net	1,006	1,364	1,329	3,699	554
Intangibles, net	21,280	13,871	11,507	46,658	1,561
Goodwill	15,541	9,831	6,989	32,361	1,958
Other non-current assets	3,736	339	56	4,131	—
Accounts payable and other current liabilities	(3,303)	(1,677)	(3,330)	(7,824)	(1,727)
Deferred income tax liabilities	(4,823)	—	—	(4,823)	(460)
Long-term debt	—	(82)	—	(82)	—
Other long-term liabilities	(3,736)	(2)	(238)	(3,976)	—

Total purchase price	$36,445	$27,118	$20,765	$84,328	$3,820

Seller obligations	$5,765	$2,919	$3,680	$12,364	$454
Cash paid	30,680	24,199	17,085	71,964	3,366

Total purchase price	$36,445	$27,118	$20,765	$84,328	$3,820

The provisional amounts for BDI originally reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2015 were adjusted to reflect the review and ongoing analysis of the fair value measurements. As a result of an independent appraisal, we increased goodwill by approximately $700 and our seller obligations by approximately $300 for an adjustment to the fair value of a working capital contingent liability. These adjustments, as well as various other insignificant adjustments, resulted in a total purchase price increase for BDI of approximately $300 as reflected within the above table.

The provisional amounts for CQ originally reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2015 were adjusted to reflect the review and ongoing analysis of the fair value measurements. As a result of an independent appraisal, we increased goodwill and our seller obligations by approximately $500 for an adjustment to the fair value of a contingent consideration liability. These adjustments, as well as various other insignificant adjustments, resulted in a total purchase price increase for CQ of approximately $500 as reflected within the above table.

Further adjustments to the allocation for all acquisitions described above are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed, and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination.

Included in other noncurrent assets in the above table as of each of the three and nine months ended September 30, 2015 is an insurance receivable of $2,013 and an indemnification asset associated with the acquisition of BDI in the amount of $1,723. These assets offset equal liabilities included in other long-term liabilities in the above table, which represent additional insurance reserves and an uncertain tax position liability for which we may be liable. All amounts are measured at their acquisition-date fair value.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

Estimates of acquired intangible assets related to the acquisitions are as follows:

	2015		2014
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Customer relationships	$29,958	8	$1,007	10
Trademarks and trade names	12,882	15	399	15
Covenants not-to-compete	3,818	5	155	5

Pro Forma Information

The unaudited pro forma information for the combined results of the Company has been prepared as if the 2015 acquisitions had taken place on January 1, 2014 and all 2014 acquisitions had taken place on January 1, 2013. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2014 and 2013, and the unaudited pro forma information does not purport to be indicative of future financial operating results. See Note 12, Business Combinations, to our audited financial statements in Item 8 of Part II of our Annual Report on Form 10-K filed with the SEC on March 13, 2015 for additional information on 2014 acquisitions included in the table below.

	Pro forma for the three months ended September 30,		Pro forma for the nine months ended September 30,
	2015	2014	2015	2014
Net revenue	$183,355	$146,287	$499,095	$390,112

Net income	9,349	6,990	17,878	10,330
Accretion charges on Redeemable Preferred Stock	—	—	—	(19,897)

Net income (loss) attributable to common stockholders	$9,349	$6,990	$17,878	$(9,567)

Basic net income (loss) per share attributable to common stockholders	$0.30	$0.22	$0.57	$(0.32)

Diluted net income (loss) per share attributable to common stockholders	$0.30	$0.22	$0.57	$(0.32)

Pro forma data for Parker Insulation and Building Products (“Parker”), a subsidiary of Eastern, is not included in the above table. Results for Parker represent an insignificant portion of the financial data of Eastern as a whole. We were unable to obtain complete financial data prior to date of acquisition despite reasonable efforts. As a result, only financial information since date of acquisition is included.

Unaudited pro forma net income reflects additional intangible asset amortization expense of $288 and $1,433 for the three months ended September 30, 2015 and 2014, respectively, and $2,249 and $4,338 for

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share amounts)

the nine months ended September 30, 2015 and 2014, respectively. In addition, unaudited pro forma net income includes income tax effects of ($125) and $451 for the three months ended September 30, 2015 and 2014, respectively, and $274 and $911 for the nine months ended September 30, 2015 and 2014, respectively. We included $958 in transaction costs resulting from a business combination occurring in the nine months ended September 30, 2015 in earnings for the nine months ended September 30, 2014 as though the acquisition occurred as of the beginning of the comparable period.

NOTE 12 – INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income (loss) per share calculation when dilutive. Diluted income (loss) per share was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders — basic and diluted	$9,481	$6,196	$17,230	$(11,021)

Weighted average number of common shares outstanding	31,237,275	31,839,087	31,318,682	29,539,592
Dilutive effect of outstanding restricted stock awards after application of the Treasury Stock Method	51,334	—	24,548	—

Diluted shares outstanding	31,288,609	31,839,087	31,343,230	29,539,592

Basic income (loss) per share attributable to common stockholders	$0.30	$0.19	$0.55	$(0.37)

Diluted income (loss) per share attributable to common stockholders	$0.30	$0.19	$0.55	$(0.37)

There were no common stock equivalents with a dilutive effect during the three and nine months ended September 30, 2014.

NOTE 13 – SUBSEQUENT EVENTS

On October 16, 2015, the Company, as borrower, entered into a First Amendment Agreement (the “Amendment”) by and among the Company, the lenders named therein and KeyBank National Association, as administrative agent for the lenders (the “Administrative Agent”). The Amendment modifies the definition of “Change in Control” set forth in Section 1.1 of the Amended Credit Agreement to, among other things, remove language that is commonly referred to as a “dead hand proxy put.”

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

We believe our business is well positioned to continue to profitably grow during the housing recovery due to our strong balance sheet, liquidity and continuing acquisition strategy. We may continue to adjust our strategies based on housing demand and our performance in each of our markets. Nevertheless, the pace of the housing recovery and our future results could be negatively affected by weakening economic conditions and decreases in housing demand and affordability as well as increases in interest rates and tightening of mortgage lending practices.

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

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Net revenue

For the three months ended September 30, 2015, net revenue increased $41,123 or 29.3%, to $181,579 from $140,456 for the three months ended September 30, 2014. The increase in net revenue included revenue from acquisitions of $29,376 while $4,261 was predominantly attributable to organic growth in the volume of completed jobs in all of our end markets. The remaining increase in net revenue of $7,486 resulted from a variety of other factors including customer and product mix, market pricing variations and insulation quantities driven by building code requirements. Of these other factors, none was more significant than any other.

Cost of sales

For the three months ended September 30, 2015, cost of sales increased $27,334, or 27.1%, to $128,162 from $100,828 for the three months ended September 30, 2014. The increase in cost of sales included increases from acquisitions of $19,012 while $2,917 was predominantly attributable to organic growth in the volume of completed jobs in the residential new construction end market, and $1,307 was due to higher depreciation expense as a result of continued investment in vehicles and equipment to support our growth. Cost of sales also increased $4,098 as a result of a variety of other factors including customer and product mix, market pricing variations and insulation quantities driven by building code requirements. Of these other factors, none was more significant than any other.

Gross Profit

For the three months ended September 30, 2015, gross profit increased $13,789 to $53,417 from $39,628 for the three months ended September 30, 2014. As a percentage of net revenue, gross profit increased to 29.4% for the three months ended September 30, 2015 from 28.2% for the three months ended September 30, 2014 primarily due to favorable leverage on higher net revenue and increased cost efficiencies.

Operating expenses

Selling

For the three months ended September 30, 2015, selling expenses increased $2,241, or 27.9%, to $10,282 from $8,041 for the three months ended September 30, 2014. This increase was primarily due to increases in wages, benefits and commissions of $1,908 related to acquisitions and in support of increased sales at existing branches as well as increased advertising costs of $247 to expand our websites and enhance other marketing efforts at our branches. As a percentage of net revenues, selling expenses were flat at 5.7% for both the three months ended September 30, 2015 and 2014, respectively.

Administrative

For the three months ended September 30, 2015, administrative expenses increased $5,757, or 28.7%, to $25,841 from $20,084 for the three months ended September 30, 2014. The increase in administrative expenses generally relates to the cost of completing acquisitions as well as ongoing costs associated with these newly-acquired entities and supporting our growth. Wages and benefits increased $4,018, of which $1,958 was attributable to acquisitions and $2,060 was to support our organic growth. In addition, facility costs increased $412 mainly due to additional expenses associated with newly-acquired branches. The increase in administrative expenses also included other individually minor increases in several categories.

Amortization

For the three months ended September 30, 2015, amortization expense increased $1,124, or 162.2%, to $1,817 from $693 for the three months ended September 30, 2014. The increase in amortization was attributable to the increase in finite-lived intangible assets due to our continuing acquisitions.

Other expense (income)

For the three months ended September 30, 2015, other expense increased $142 to $1,127 from $985 for the three months ended September 30, 2014 due primarily to additional interest expense incurred as we continue to leverage our growth related to acquisitions.

Income tax provision

During the three months ended September 30, 2015, we recorded an income tax provision of $4,869 on our income from continuing operations before income taxes of $14,350, or an effective tax rate of 33.9%. This rate was favorably impacted by deductions related to domestic production activities. This favorable impact was offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

During the three months ended September 30, 2014, we recorded an income tax provision of $3,629 on our income from continuing operations before income taxes of $9,825 or an effective tax rate of 36.9%. This rate was favorably impacted by deductions related to domestic production activities. The favorability was offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

Nine months Ended September 30, 2015 Compared to the Nine months Ended September 30, 2014

Net revenue

For the nine months ended September 30, 2015, net revenue increased $98,470, or 26.4%, to $471,220 from $372,750 for the nine months ended September 30, 2014. The increase in net revenue included revenue from acquisitions of $59,331 while $18,978 was predominantly attributable to organic growth in the volume of completed jobs in all of our end markets. The remaining increase in net revenue of $20,161 resulted from a variety of other factors including customer and product mix, market pricing variations and insulation quantities driven by building code requirements. Of these other factors, none was more significant than any other.

Cost of sales

For the nine months ended September 30, 2015, cost of sales increased $65,487, or 24.1%, to $337,395 from $271,908 for the nine months ended September 30, 2014. The increase in cost of sales included increases from acquisitions of $40,058 while $13,418 was predominantly attributable to organic growth in the volume of completed jobs in the residential new construction end market, and $3,001 was due to higher depreciation expense as a result of continued investment in vehicles and equipment to support our growth. Cost of sales also increased $9,010 as a result of a variety of other factors including customer and product mix, market pricing variations and insulation quantities driven by building code requirements. Of these other factors, none was more significant than any other.

Gross Profit

For the nine months ended September 30, 2015, gross profit increased $32,983 to $133,825 from $100,842 for the nine months ended September 30, 2014. As a percentage of net revenue, gross profit increased to 28.4% for the nine months ended September 30, 2015 from 27.1% for the nine months ended September 30, 2014 primarily due to favorable leverage on higher net revenue and increased cost efficiencies.

Operating expenses

Selling

For the nine months ended September 30, 2015, selling expenses increased $5,208, or 23.6%, to $27,275 from $22,067 for the nine months ended September 30, 2014. This increase was primarily due to increases in wages, benefits and commissions of $4,444 related to acquisitions and in support of increased sales at existing branches and increased advertising costs of $516 to expand our websites and enhance other marketing efforts at our branches. As a percentage of net revenues, selling expenses were 5.8% for the nine months ended September 30, 2015 and 5.9% for the nine months ended September 30, 2014.

Administrative

For the nine months ended September 30, 2015, administrative expenses increased $12,204 or 20.2%, to $72,606 from $60,402 for the nine months ended September 30, 2014. The increase in administrative expenses generally relates to the cost of completing acquisitions as well as ongoing costs associated with these newly-acquired entities and supporting our organic growth. Wages and benefits increased $9,096, of which $3,649 was attributable to acquisitions and $5,447 was to support our growth. In addition, facility costs increased $1,206 mainly due to additional expenses associated with newly-acquired branches. The increase in administrative expenses also included other individually minor increases in several categories.

Amortization

For the nine months ended September 30, 2015, amortization expense increased $1,987, or 94.4%, to $4,091 from $2,104 for the nine months ended September 30, 2014. The increase in amortization was attributable to the increase in finite-lived intangible assets due to our continuing acquisitions.

Other expense (income)

For the nine months ended September 30, 2015, other expense increased $1,128 to $3,011 from $1,883 for the nine months ended September 30, 2014. The increase in the nine months ended September 30, 2015 was primarily attributable to additional interest expense of $458 incurred as we continue to leverage our growth related to acquisitions and the one-time gain of $490 recognized upon termination of the put option on our Redeemable Preferred Stock included in the nine months ended September 30, 2014. See Item 1, Financial Statements, Note 5, Fair Value Information, for further information.

Income tax provision

During the nine months ended September 30, 2015, we recorded an income tax provision of $9,612 on our income from continuing operations before income taxes of $26,842, or an effective tax rate of 35.8%. This rate was favorably impacted by deductions related to domestic production activities. This favorable impact was offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

During the nine months ended Sept 30, 2014, we recorded an income tax provision of $5,462 on our income from continuing operations before income taxes of $14,386, or an effective tax rate of 38.0%. This rate was favorably impacted by deductions related to domestic production activities as well as a benefit for a cancelled put option related to our stock. These favorable impacts were offset by a non-deductible permanent item related to the secondary issuance of stock during the second quarter as well as separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

Liquidity and Capital Resources

Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and meet required principal and interest payments. Our capital resources primarily consist of cash from operations and borrowings under our credit agreement and capital equipment leases and loans.

The residential construction industry, and therefore our business, experienced a significant downturn that started in 2006. However, housing completions began to increase meaningfully in 2012. Since 2012, we have experienced improved profitability and liquidity and have invested significantly in acquisitions, supported by our cash from operations and credit facility. Additionally, we have utilized capitalized leases and loans to finance the increase in the number of our vehicles and equipment.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months.

Historical cash flow information

Cash flow from operating activities

Net cash provided by operating activities was $29,111 and $14,693 for the nine months ended September 30, 2015 and 2014, respectively, and consisted primarily of net income of $17,230 and $8,876, respectively, adjusted for non-cash and certain other items. Included in the net cash provided in 2015 were non-cash adjustments for depreciation and amortization expense on our expanded base of property, plant and equipment to support our growth totaling $11,872 as well as for amortization on our growing intangible asset base totaling $4,091. These adjustments were coupled with other changes in working capital, most notably a $5,777 change in accounts payable resulting from an increase in purchases to support our growth as well as a $5,265 change in other assets due primarily to a reduction of various prepaid assets and other receivables, offset by a reduction in cash of $16,405 due to increased accounts receivable balances compared to the beginning of the period resulting from higher sales in the nine months ended September 30, 2015. Included in the net cash provided in 2014 was a non-cash adjustment for depreciation and amortization expense on our expanded base of property, plant and equipment to support our growth totaling $8,731 as well as other changes in working capital, most notably $6,553 of additional accounts payable resulting from an increase in purchases to support our growth as well as a $4,724 change in other liabilities due primarily to increases in accruals for wages, workers compensation and other insurances, offset by a reduction in cash of $14,241 due to increased accounts receivable balances compared to the beginning of the period resulting from higher sales in the nine months ended September 30, 2014.

Cash flows from investing activities

Net cash used in investing activities was $90,971 and $5,351 for the nine months ended September 30, 2015 and 2014, respectively. In 2015, we made cash payments, net of cash acquired, of $71,040 on business combinations and $19,959 to purchase property, plant and equipment primarily to expand our fleet to support our growing business. In 2014, we made cash payments of $3,313 on business combinations and $2,626 to purchase property, plant, and equipment, primarily to expand our fleet to support our growing business. See the following “Capital Expenditures” section for further discussion of the increase in purchases of property, plant and equipment in 2015 over 2014. See Item 1, Financial Statements, Note 11, Business Combinations, for further information on acquisitions.

Cash flows from financing activities

Net cash provided by financing activities was $56,364 and $11,325 for the nine months ended September 30, 2015 and 2014, respectively. Net cash provided in 2015 was primarily the result of amending our credit agreement, resulting in increased borrowing capacity to support operations and continuing acquisitions. During the nine months ended September 30, 2015, our Term Loan balance increased $25,312 on a net basis and our DDTL balance increased $35,000 in support of those initiatives. We also received proceeds from vehicle and equipment notes payable of $12,817 to finance the expansion of our fleet, offset by $7,276 in principal payments on capital lease obligations and $6,100 paid to repurchase 315,000 shares of our common stock. See the following “Capital Expenditures” section for further discussion of our vehicle and equipment notes payable. Net cash provided in 2014 was primarily the result of net proceeds from our IPO and secondary public offering of $87,645 and $14,418, respectively, and $25,000 of proceeds from our previous Term Loan, offset by the redemption of our Redeemable Preferred Stock upon completion of our IPO of $75,735, net payments on our previous credit agreement of $27,269, cash payments for offering costs related to our IPO and secondary public offering of $4,254 and $126, respectively, and principal payments on capital lease obligations of $6,921.

Capital expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Total cash paid for capital expenditures was $19,959 and $2,626 for the nine months ended September 30, 2015 and 2014, respectively, and primarily related to purchases of vehicles and various equipment to support our operations and increased net revenue. Subsequent to September 30, 2014, we began financing a significant portion of our capital expenditures under the Master Loan Agreement or the Master Equipment Agreement discussed below, which allows us to benefit from depreciation for tax purposes. These arrangements require us to pay cash up front for vehicles and equipment. We are reimbursed for the upfront cash payments after the assets are financed under the Master Loan Agreement or the Master Equipment Agreement. Of the $19,959 in capital expenditures during the nine months ended September 30, 2015, $12,817 was converted to a financing arrangement by September 30, 2015 under the Master Loan Agreement or Master Equipment Agreement. During the nine months ended September 30, 2014, we obtained the majority of our new vehicles and equipment through capital lease arrangements for which there is no immediate cash outflow. As a result, cash outflows from investing activities during the nine months ended September 30, 2015 were significantly higher than during the nine months ended September 30, 2014 and were partially offset by proceeds from vehicle and equipment notes payable.

Credit and Security Agreement

Our Credit and Security Agreement, as amended (the “Amended Credit Agreement”), provides for an aggregate commitment of $200,000 consisting of a Revolving Line of Credit (the “LOC”) with a maximum limit of $100,000, a term loan (the “Term Loan”) in the amount of $50,000, a delayed draw term loan (the “DDTL”) in the amount of $50,000 and an uncommitted accordion feature in the amount of $25,000, which may be drawn as a revolving balance or a term loan, if drawn. The Amended Credit Agreement has a maturity date of April 30, 2020 (the “Maturity Date”) and is secured by all of our assets except those subject to capital leases and master equipment and vehicle arrangements. There was no outstanding balance on our LOC at either December 31, 2014 or September 30, 2015. Our subsidiaries, other than Suburban Insulation, Inc., guarantee this debt.

The LOC, Term Loan and DDTL bear interest at either 1) the Eurodollar rate (“LIBOR”) or 2) the Base Rate (which approximates the Prime Rate), plus a margin based on the type of rate applied and the value (represented as a ratio) of our total debt to earnings. In addition, a commitment fee on the unused portion of these instruments is due quarterly. The fee ranges from 20.0 to 30.0 basis points for the entire term of the Amended Credit Agreement and the rate is determined based on our leverage ratio. The Term Loan requires quarterly principal payments of $625 increasing to $938 from June 30, 2017 through March 31, 2019, and further increasing to $1,250 from June 30, 2019 through March 31, 2020. The DDTL also requires principal payments beginning in the third quarter of 2016. The payments are determined as a percentage of the balance drawn on April 27, 2016 and continue until the Maturity Date. Any outstanding principal balances on the Term Loan and DDTL are due on the Maturity Date.

The Amended Credit Agreement contains financial covenants requiring us to maintain 1) a leverage ratio of debt to earnings, as adjusted for certain items and as defined by the agreement, of no greater than 3.50 to 1.00 and 2) a fixed charge coverage ratio, as adjusted for certain items, of no less than 1.10 to 1.00. The Amended Credit Agreement also contains various restrictive non-financial covenants and a provision that, upon an event of default (as defined by the agreement), amounts outstanding under the LOC, Term Loan, and any outstanding DDTL would bear interest at the rate as determined above plus 2%. At September 30, 2015, we were in compliance with all covenants under the Amended Credit Agreement.

Vehicle and Equipment Notes

In October 2014 and February 2015, we entered into a Master Loan and Security Agreement (“Master Loan Agreement”) and a Master Equipment Lease Agreement (“Master Equipment Agreement”), respectively, with various lenders to provide financing for the purpose of purchasing or leasing vehicles and equipment used in the normal course of business. Each financing arrangement under these agreements constitutes a separate note and obligation. Vehicles and equipment purchased or leased under each financing arrangement serve as collateral for the note applicable to such financing arrangement. Regular payments are due under each note for a period of 60 consecutive months after the incurrence of the obligation. The specific terms of each note are based on specific criteria, including the type of vehicle or equipment and the market interest rates at the time. No termination date applies to either agreement. The total aggregate balance under these agreements was $13,334 and $1,346 as of September 30, 2015 and December 31, 2014, respectively.

Letters of Credit and Bonds

We use letters of credit to secure our performance under our general liability and workers compensation insurance programs. Our workers compensation insurance program is considered a high deductible program whereby we are responsible for the cost of claims under $750. If we do not pay these claims, our workers’ compensation insurance carriers are required to make these payments to the claimants on our behalf. Our general liability insurance program has a self-insured retention (“SIR”) of $350 whereby we are responsible for all claims below the SIR, and the insurance company only has liability above the SIR. As of September 30, 2015, we had $9,815 of outstanding letters of credit including $315 in cash securing our performance under these insurance programs. We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. As of September 30, 2015, we had approximately 15 performance bonds outstanding, totaling $1,961. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. As of September 30, 2015, we had approximately 234 permit and license bonds outstanding, totaling $3,814. Permit and license bonds are typically issued for one year and are required by certain municipalities when we obtain licenses and permits to perform work in their jurisdictions.

Capped Call Agreement

At the same time as our secondary offering of our common stock, certain of our stockholders entered into a capped call agreement with the underwriters of the offering completed on June 17, 2014. This agreement provides that these stockholders have the option to call a total of approximately 1.1 million shares of our common stock at a capped price. The option can be exercised within specific dates based on the then current price of the underlying shares and will be settled in cash. The capped call agreement is between the stockholders and the underwriters and does not represent compensation to the stockholders for services rendered to us. The price paid for the option represents the fair value of that transaction and we are not a party to the agreement. Accordingly, we have not recorded any expense related to this transaction.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of September 30, 2015. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

	Payments due by year:
	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations (1)	$110,417	$2,042	$8,920	$10,878	$10,910	$12,375	$65,292
Capital lease obligations (2)	24,506	2,743	9,217	6,271	3,799	2,420	56
Operating lease obligations (3)	21,153	2,037	7,373	5,067	2,413	1,656	2,607
Purchase obligations (4)	68,667	33,335	20,955	14,377	—	—	—

(1)	Long-term debt obligations include principal and interest payments on our Term Loan and DDTL as of September 30, 2015. See Item 1, Financial Statements, Note 4, Long-Term Debt, for information on our Amended Credit Agreement. Long-term debt obligations also include principal and interest payments on various notes payable with interest estimated using current market rates, maturing through March 2025. See Item 1, Financial Statements, Note 4, Long-Term Debt, for information on our Vehicle and Equipment Notes.
(2)	We maintain a fleet of production vehicles under a capital lease structure. The leases expire on various dates through May 2020. We anticipate continuing the leasing of production vehicles to include new vehicles to support the increasing number of installation jobs in our business as well as to replace aging vehicles. Capital lease obligations, as disclosed above, include estimated interest expense payments. In determining expected interest expense payments, we utilize the current market rate.
(3)	We lease certain locations, vehicles and equipment under operating lease agreements, including, but not limited to, corporate offices, branch locations and various office and operating equipment. In some instances, these location lease agreements exist with related parties. See Note 9, Related Party Transactions, for further information.
(4)	We currently maintain two supply contracts with minimum purchase requirements based on quantity without a specified market rate applied. The amounts in the above table represent our best estimate as to the prices that will be payable for the minimum volume of purchases that must be made under the contracts.

Off-Balance Sheet Arrangements

As of September 30, 2015, other than operating leases and purchase obligations described above, letters of credit issued under our revolving credit facility and performance and license bonds, we had no material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes for the three months ended September 30, 2015 from the critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws, including with respect to the demand for our services, expansion of our national footprint, our ability to capitalize on the new home construction recovery, our ability to strengthen our market position, our ability to pursue value-enhancing acquisitions, our ability to improve profitability and expectations for future demand for our services. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, the factors discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as the same may be updated from time to time in our subsequent filings with the Securities and Exchange Commission. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risk since December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1. Financial Statements, Note 10, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.

Item 1A.	Risk Factors

There have been no material changes for the three months ended September 30, 2015 from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the three months ended September 30, 2015 that were not registered under the Securities Act of 1933, as amended. In addition, we did not repurchase any securities registered under the Exchange Act of 1934, as amended, during the three months ended September 30, 2015.

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

Date: November 6, 2015

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed or Furnished with this Quarterly Report on Form 10-Q for the three months ended September 30, 2015

Exhibit Number	Description	Incorporation by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit(s)	Filing Date

10.1	First Amendment Agreement, dated as of October 16, 2015, by and among Installed Building Products, Inc., the lenders named therein and KeyBank National Association, as administrative agent for the lenders	8-K	001-36307	10.1	10/22/2015

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101 (a)	Financial statements in XBRL Format					X