Form 10-K
period 2015-12-31
Installed Building Products, Inc.
filed 2016-03-09
CIK 1580905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2015, was $502,163,626.

On March 2, 2016 the registrant had 31,362,917 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

i

Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws, including with respect to the demand for our services, expansion of our national footprint, our ability to capitalize on the new home construction recovery, our ability to strengthen our market position, our ability to pursue value-enhancing acquisitions, our ability to improve profitability and expectations for future demand for our services. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, the factors discussed in the “Risk Factors” section of this Form 10-K, as the same may be updated from time to time in our subsequent filings with the Securities and Exchange Commission. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.

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

OUR COMPANY

We are the second largest new residential insulation installer in the United States based on our internal estimates, with a national platform consisting of over 100 locations accessing customers in all 48 continental states and the District of Columbia. We believe we have the number one or two market position for new single-family insulation installation in more than half of the markets in which we operate, based on permits issued in those markets. We also install complementary building products, including garage doors, rain gutters, shower doors, closet shelving and mirrors, which provides cross-selling opportunities to supplement our insulation installation business.

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

Our business began in 1977 with one location in Columbus, Ohio. In the late 1990s, we began our acquisition strategy with the goal of creating a national platform. Since 1999, we have successfully completed and integrated over 100 acquisitions, which has allowed us to generate significant scale and to diversify our product offerings while expanding into some of the most attractive housing markets in the United States. Over the past several years, our net revenue has increased at a more accelerated rate than our operating expenses, resulting in an improved cost structure and a more efficient and scalable operating model that has improved our financial performance and returns on invested capital. We believe we are well positioned to continue to grow our business through the ongoing housing recovery, organic growth and acquisitions. For a further discussion of our industry and trends affecting our industry, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition, Key Factors Affecting our Operating Results, in this Form 10-K.

OUR OPERATIONS

We manage all aspects of the installation process for our customers, from our direct purchase and receipt of materials from national manufacturers, to our timely supply of materials to job sites and quality installation:

•	In each of our markets, our branch management and staff foster close working relationships with local customers.

•	Our branch management hires and trains installers with a focus on quality, safety and timely installation.

•	Our branch sales staff analyzes construction plans and measures the installation jobs to prepare customer proposals that comply with local building codes and energy efficiency standards and meet customer requirements.

•	Our branches order and receive delivery of materials directly from national manufacturers.

•	Our branches break bulk and load required materials onto our vehicles for each job, and manage installer schedules to ensure timely installation that meets our customers’ scheduling requirements.

•	For each phase of product installation, our installers prepare the job site, professionally install the materials to pass inspection, clean-up when the installation is complete and return unused materials to the branch.

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

Once we are selected for an installation job, our branch staff coordinates with our customer to ensure that the job is completed in a quality manner and within the customer’s production schedule. Throughout the construction process, our branch sales and supervisory staff and installation teams, which typically consist of a senior installer and one or two other installers, make frequent site visits to ensure timely and proper installation and to provide general service support. We believe a high level of service is valued by our customers and generates customer loyalty. There are typically three phases to complete an insulation installation: (i) basement insulation installation; (ii) installation of insulation in the exterior walls and air sealing of the structure; and (iii) ceiling and attic insulation installation. We also assist the builders with coordinating inspection. We believe that our ability to consistently complete our installations within a customer’s production schedule is recognized by our customers and is a key component of our high level of service.

Insulation

Overview

We are the second largest new residential insulation installer in the United States based on our internal estimates. Insulation installation comprised approximately 78% of our net revenue for the year ended December 31, 2015. We handle every stage of the installation process, including material procurement, project scheduling and logistics, multi-phase professional installation and field quality inspection.

Insulation Materials

We offer a wide range of insulation materials, including:

•	Fiberglass Insulation – Fiberglass insulation is made of fibrous glass that is held together by a thermoset resin creating insulating air pockets. It typically contains an average of 50% recycled content. It is primarily available in two forms: batts (also referred to as blankets); and loosefill (also referred to as blown in). Fiberglass is the most widely used residential insulation material in the United States. Fiberglass insulation accounted for approximately 85% of our insulation sales for the year ended December 31, 2015.

•	Spray Foam Insulation – Spray foam insulation, which is generally a polyurethane foam, is applied at a job site by mixing two chemical components together in specialized application equipment. While typically having the highest insulating value per inch and sealing effectiveness of all insulation materials that we offer, spray foam is also typically the most expensive on an installed basis. Spray foam insulation accounted for approximately 12% of our insulation sales for the year ended December 31, 2015.

•	Cellulose Insulation – Cellulose insulation is made primarily of paper and cardboard and has a very high recycled content. Cellulose is only available in loosefill form and is blown into the structure with specialized equipment. Cellulose insulation accounted for approximately 3% of our insulation sales for the year ended December 31, 2015.

Insulation Installation Applications

Local building codes typically require insulation to be installed in multiple areas of a structure. Each of these areas is frequently referred to as a phase of the insulation installation process and requires a separate trip to the job site by our installers at different points in the construction of a structure. Building practice and the inspection process differ geographically and require our involvement at different times during the construction process. We install insulation and sealant materials in many areas of a structure, including:

•	Basement and Crawl Space – These spaces often account for the second most energy loss in a residential structure.

•	Building Envelope – We insulate the exterior walls of both residential and commercial structures by applying insulation on the wall or between the studs.

•	Attic – We insulate the attics of new and existing residential structures. The attic is the area where the most energy may be lost in a home.

•	Acoustical – Many builder or architect specifications call for acoustical insulation for sound reduction purposes in both residential and commercial structures. This product is generally installed in the interior walls to minimize sound transmission.

•	In each of these applications, we typically use fiberglass batts, except in attic installations where we typically install loosefill fiberglass.

Garage Doors

Some of our locations install and service garage doors and openers for new residential construction builders, homeowners and commercial customers. We offer a variety of options from some of the best-known garage door brands. We offer steel, aluminum, wood and vinyl garage doors as well as opener systems. Unlike the other products we install, the garage door business has an ongoing aftermarket service component, which represented almost one-third of the net revenue resulting from garage doors installations and service for the year ended December 31, 2015. The installation and service of garage doors comprised approximately 6% of our net revenue for the year ended December 31, 2015.

Shower Doors, Closet Shelving and Mirrors

Some of our locations install a variety of shower enclosures, ranging from basic sliding door designs to complex custom designs. We have the ability to meet our customers’ diverse needs by customizing shower enclosures by size and style according to their specifications, such as framing, hardware and glass options. We design and install closet shelving systems in select markets utilizing some of the highest quality products available from national brands. We also offer standard and custom designed mirrors for our customers. Shower doors, closet shelving and mirror installations comprised approximately 5% of our net revenue for the year ended December 31, 2015.

Rain Gutters

Some of our locations install a wide range of rain gutters, which direct water from a home’s roof away from the structure and foundation. Rain gutters are typically constructed from aluminum or copper and are available in a wide variety of colors, shapes and widths. They are generally fabricated and assembled on the job site using specialized equipment. The installation of rain gutters comprised approximately 5% of our net revenue for the year ended December 31, 2015.

Other Building Products

Some of our locations install other complementary building products, none of which is an individually significant percentage of net revenue. Installation of other building products comprised approximately 6% of our net revenue for the year ended December 31, 2015.

Sales and Marketing

We seek to attract and retain customers through exceptional customer service, superior installation quality, broad service offerings and competitive pricing. Our strategy is centered on building and maintaining strong customer relationships. We also capitalize on cross-selling opportunities from existing customer relationships and identifying situations where customers may benefit from more than one of our installation service offerings. By executing this strategy, we believe we can continue to generate incremental sales volumes with new and existing customers.

Experienced sales and service professionals are important to our customer growth and increasing our profitability. Retaining and motivating local employees has been an important component of our acquisition and operating strategies. As of December 31, 2015, we employed 406 sales professionals and our sales force has spent an average of almost a decade with our operations. The local sales staff, which is generally led by the branch manager, is responsible for maintaining relationships with our customers. These local teams work diligently to increase sales by supporting our existing customers with excellent service and value while also pursuing new customers with competitive offerings. In addition to the efforts of our sales staff, we market our product and service offerings on the internet, in the local yellow pages and through advertisements in trade journals. We primarily conduct our marketing using local trademarks and trade names.

Quality Control and Safety

Our quality control process starts with the initial proposal. Our sales staff and managers are knowledgeable about our service offerings and scope of work. They are trained on manufacturers’ guidelines as well as state and local building codes. Our quality control programs emphasize onsite inspections, training by manufacturers and various certification programs.

We consider risk management and safety to be a core business objective. Significant staffing, funding and other resources are allocated to our management that directly impact quality and safety for our employees and our customers. Our branch managers are held accountable for the safety of employees and quality of workmanship at their locations. We provide our employees with ongoing training and development programs necessary to improve work quality and safety performance.

BUSINESS STRATEGY

We believe our geographic footprint, long-standing relationships with national insulation manufacturers, streamlined value chain structure and proven track record of successful acquisitions provides us with opportunities for continued growth in our existing markets and expansion into new markets. We believe we are well positioned to further improve our profitability and results in 2016 and will continue to emphasize the following strategic business objectives in 2016:

•	capitalize on the new home construction market recovery;

•	continue to strengthen our market share position by working with the best customers;

•	pursue value enhancing acquisitions by being disciplined in our approach to valuations and pricing; and

•	obtain additional value from our operating leverage and national scale.

However, we can provide no assurance that the positive trends reflected in our financial and operating results for 2015 and 2014 will continue in 2016.

CUSTOMERS

We serve a broad group of national, regional and local homebuilders, multi-family and commercial builders, individual homeowners and repair and remodeling contractors. Our top ten customers, which are a combination of national and regional builders, accounted for approximately 14% of net revenue for the year ended December 31, 2015. No single customer accounted for more than 4% of net revenue during the year ended December 31, 2015.

BACKLOG

Due to our customers’ strict demand for timely installation of our products, our installation jobs are scheduled and completed within a short timeframe. We do not consider backlog material to our business.

SUPPLIERS

We have long-term relationships with many of our suppliers and have not experienced any significant disruption in the supply of any of the primary materials we purchase and install. As one of the largest purchasers of fiberglass and spray foam insulation in the United States, we maintain particularly strong relationships with the largest manufacturers of these insulation products. The proximity of certain of our branch locations to insulation manufacturers’ facilities provides additional mutual benefits, including opportunities for cost savings and joint planning regarding future production. Due to the limited number of large insulation manufacturers, our three largest suppliers in the aggregate accounted for approximately 45% of all material purchases for the year ended December 31, 2015. We also maintain good relationships with suppliers of the non-insulation products we install. We believe that the pricing, terms and rebates we receive from our suppliers, as well as supply assurance, are favorable. We have found that using multiple suppliers helps to ensure a stable source of materials and favorable purchasing terms as suppliers compete to gain and maintain our business. In addition, our national purchasing volumes provide leverage with suppliers. We continue to pursue additional procurement cost savings and purchasing synergies.

SEASONALITY

We tend to have higher sales during the second half of the year as our homebuilder customers complete construction of homes placed under contract for sale in the traditionally stronger spring selling season. In addition, some of our larger branches operate in states impacted by winter weather and, as such, experience a slowdown in construction activity during the first quarter of the calendar year. This winter slowdown contributes to traditionally lower sales and profitability in our first quarter.

The composition and level of our working capital typically change during periods of increasing sales as we carry more inventory and receivables, although these changes are generally offset in part by higher trade payables to our suppliers. Working capital levels typically increase in the summer and fall seasons due to higher sales during the peak of residential construction activity. The subsequent collection of receivables and reduction in inventory levels during the winter months has typically positively impacted cash flow. In the past, from time to time, we have utilized our borrowing availability under our credit facilities to cover short-term working capital needs.

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

EMPLOYEES

As of December 31, 2015, we had 4,510 employees, consisting of 3,195 installers, 406 sales professionals, 231 production personnel and 678 administrative and management personnel. Fewer than 20 of our employees are covered under collective bargaining agreements. We have never experienced a work stoppage or strike, and we believe that we have good relationships with our employees.

INFORMATION TECHNOLOGY

JobCORE is our web-enabled internal software technology designed to enhance the effectiveness of our operations and management. In addition, we integrate jobCORE into our acquired operations. The jobCORE software provides in-depth operational and financial performance data from individual branches to the corporate office. JobCORE provides us, our branch managers and our salespeople with an important operational tool for monitoring branch level performance. It assists management in assessing important business questions, including customer analysis, sales staff analysis, branch analysis and other operating activities.

INTELLECTUAL PROPERTY

We possess intellectual property rights, including trademarks, trade names and know-how and other proprietary rights that are important to our business. In particular, we maintain registered trademarks and trade names, some of which are the trademarks and trade names under which many of our local branches operate. While we do not believe our business is dependent on any one of our trademarks or trade names, we believe that our trademarks and trade names are important to the development and conduct of our business as well as to the local marketing of our services. We also maintain domain name registrations for each of our local branch websites. We make efforts to protect our intellectual property rights, although the actions we take may be inadequate to prevent others from using similar intellectual property. In addition, third parties may assert claims against our use of intellectual property and we may be unable to successfully resolve such claims.

ENVIRONMENTAL AND REGULATORY MATTERS

We are subject to various federal, state and local laws and regulations applicable in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees, public health and safety, work place safety, transportation, zoning and fire codes. We strive to operate in accordance with applicable laws, codes and regulations.

Our transportation operations are subject to the regulatory jurisdiction of the U.S. Department of Transportation, or DOT, which has broad administrative powers. We are also subject to safety requirements governing interstate operations prescribed by the DOT. In addition, vehicle dimension and weight and driver hours of service are subject to both federal and state regulation. Our operations are also subject to the regulatory jurisdiction of the U.S. Department of Labor’s Occupational Safety and Health Administration, or OSHA, which has broad administrative powers regarding workplace and jobsite safety.

Our operations and properties are subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous or toxic materials, substances, waste and petroleum products and the investigation, remediation, removal and monitoring of the presence or release of such materials, substances, waste and petroleum products, including at currently or formerly owned or occupied premises and off-site disposal locations. We have not previously incurred material costs to comply with environmental laws and regulations. However, we could be subject to material costs, liabilities or claims relating to environmental compliance in the future, especially in the event of changes in existing laws and regulations or in their interpretation or enforcement.

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

To date, costs to comply with applicable laws and regulations relating to pollution or the protection of human health and safety, the environment and natural resources have not had a material adverse effect on our financial condition or operating results, and we do not anticipate incurring material expenditures to comply with such laws and regulations in the current fiscal year.

In conjunction with our lease agreements and other transactions, we often provide reasonable and customary indemnities relating to various matters, including environmental issues. To date, we have not had to pay a material amount pursuant to any such indemnification obligations.

In addition, our suppliers are subject to various laws and regulations, including environmental laws and regulations.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. These filings are available to the public on the SEC’s website at www.sec.gov. Our periodic reports and any other information that we file with the SEC may be inspected without charge and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our corporate website is located at www.installedbuildingproducts.com, and our investor relations website is located at http://investors.installedbuildingproducts.com. Copies of our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material with or furnish it electronically to the SEC.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases as part of our investor relations website. We have used, and intend to continue to use, our investor relations website as means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our website are not incorporated by reference in, or otherwise made a part of, this Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A.	Risk Factors

There are a number of business risks and uncertainties that affect our business. These risks and uncertainties could cause our actual results to differ from past performance or expected results. We consider the following risks and uncertainties to be most relevant to our business activities. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, also may adversely impact our business, financial condition and results of operations. We urge investors to consider carefully the risk factors described below in evaluating the information contained in this report.

RISKS RELATED TO OUR BUSINESS

Our business is cyclical and significantly affected by changes in general and local economic conditions.

Demand for our services is cyclical and highly sensitive to general and local economic conditions, over which we have no control, including changes in:

•	the number of new home and commercial building construction starts;

•	short- and long-term interest rates;

•	inflation;

•	employment levels and job and personal income growth;

•	housing demand from population growth, household formation and other demographic changes;

•	availability and pricing of mortgage financing for homebuyers and commercial financing for developers of multi-family homes and subcontractors;

•	consumer confidence generally and the confidence of potential homebuyers in particular;

•	U.S. and global financial and political system and credit market stability;

•	private party and government mortgage loan programs and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices;

•	federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes and other expenses; and

•	federal, state and local energy efficiency programs, regulations, codes and standards.

Unfavorable changes in these conditions could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business generally or be more prevalent or concentrated in particular markets in which we operate. Any deterioration in economic conditions or continuation of uncertain economic conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

The housing market recovery faces significant challenges.

The current recovery in the housing market, which began in 2012, has faced numerous challenges, including: (i) weak general economic and employment growth that, among other things, limits consumer incomes, consumer confidence and demand for homes; (ii) elevated levels of mortgage loan delinquencies, defaults and foreclosures that could add to an inventory of lender-owned homes that may be sold in competition with new and resale homes at low distressed prices or that generate short sales activity at such price levels; (iii) a significant number of homeowners whose outstanding principal balance on their mortgage loan exceeds the market value of their home, which undermines their ability to purchase another home that they otherwise might desire and be able to afford; (iv) volatility and uncertainty in U.S. financial, credit and consumer lending markets amid slow growth or recessionary conditions; and (v) tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, more conservative appraisals, higher loan-to-value ratios and extensive buyer income and asset documentation requirements. These challenges could return and/or intensify to limit the extent of any recovery of or future improvement in housing market conditions. Given these factors, the present housing recovery may not continue or gain further momentum or return to the historic levels and mix of single-family and multi-family new home construction activity, which could adversely affect our business, financial condition, results of operations and cash flows.

The present housing recovery is relative to the historically low levels of home sales and residential new construction activity experienced during the recent housing downturn. Even with the upturn, new home construction remains well below, and may not return to, the peak levels reached shortly before the housing downturn began in 2006. In addition, we operate in certain markets where new home construction lags the housing recovery. If the present new home construction recovery stalls or does not continue at the same pace, or any or all of the negative factors described above persist or worsen, there would likely be a corresponding adverse effect on the new home construction market, which would have a material adverse effect on our business and our consolidated financial statements, including, but not limited to, the amount of revenues we generate and our ability to operate profitably.

A decline in the economy and/or a deterioration in expectations regarding the housing recovery could cause us to take additional significant non-cash impairment charges, which could negatively affect our earnings and reduce stockholders’ equity.

Annually, we assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This assessment had led to impairment of goodwill in years prior to 2012. We did not record any goodwill impairment charges in 2015, 2014, or 2013; however, a decline in the expectation of our future performance or deterioration in expectations regarding the general economy and/or the timing and the extent of the recovery of new home construction and home improvement may cause us to recognize additional non-cash, pre-tax impairment charges for goodwill and other indefinite-lived intangible assets or other long-lived assets, which are not determinable at this time. In addition, as a result of our acquisition strategy, we have recorded additional goodwill and may incur impairment charges in connection with prior and future acquisitions. If the value of goodwill or other intangible assets is impaired, our earnings and stockholders’ equity would be adversely affected.

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

The building products installation industry is highly fragmented and competitive. We face significant competition from other national, regional and local companies. Any of these competitors may: (i) foresee the course of market development more accurately than we do; (ii) offer services that are deemed superior to ours; (iii) install building products at a lower cost; (iv) develop stronger relationships with homebuilders and suppliers; (v) adapt more quickly to new technologies, new installation techniques or evolving customer requirements; or (vi) have access to financing on more favorable terms than we can obtain in the market. As a result, we may not be able to compete successfully with them. If we are unable to compete effectively, our business, financial condition, results of operations and cash flows may be adversely affected.

In the event that increased demand leads to higher prices for the products we install, we may have limited, if any, ability to pass on price increases in a timely manner or at all due to the fragmented and competitive nature of our industry.

Product shortages or the loss of key suppliers could affect our business, financial condition, results of operations and cash flows.

Our ability to offer a wide variety of products to our customers depends on our ability to obtain adequate product supply from manufacturers. We do not typically enter into long-term agreements with our suppliers but have done so from time to time. See Note 11, Commitments and Contingencies, Supply Contract Commitments, to our audited consolidated financial statements included in this Form 10-K for additional information regarding commitments and contingencies. Generally, our products are available from various sources and in sufficient quantities. However, the loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our business, financial condition, results of operations and cash flows. In prior downturns in the housing industry, manufacturers have reduced capacity by closing plants and production lines within plants. Even if such capacity reductions are not permanent, there may be a delay in manufacturers’ ability to increase capacity in times of rising demand. If the demand for products from manufacturers and other suppliers exceeds the available supply, we may be unable to source additional products in sufficient quantity or quality in a timely manner and the prices for the products that we install could rise. These developments could affect our ability to take advantage of market opportunities and limit our growth prospects. Our three largest suppliers in the aggregate accounted for approximately 45% of our material purchases for the year ended December 31, 2015. We continually evaluate our supplier relationships and at any given time may move some or all of our purchases from one or more of our suppliers. There can be no assurance that any such action would have its intended effect.

Failure by our suppliers to continue to provide us with products on commercially favorable terms, or at all, could have a material adverse effect on our operating margins, financial condition, operating results and/or cash flows. Our inability to source materials in a timely manner could also damage our relationships with our customers.

Changes in the costs of the products we install can decrease our profit margins.

The principal building products that we install have been subject to price changes in the past, some of which have been significant. Our results of operations for individual quarterly periods can be and have been adversely affected by a delay between when building product cost increases are implemented and when we are able to increase prices for our products, if at all. Our supplier purchase prices often depend on volume requirements. If we do not meet these volume requirements, our costs could increase and our margins may be adversely affected. In addition, while we have been able to achieve cost savings through volume purchasing and our relationships with suppliers, we may not be able to continue to receive advantageous pricing for the products that we install, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We may be unable to successfully acquire and integrate other businesses.

We may be unable to continue to grow our business through acquisitions. We may not be able to continue to identify suitable acquisition candidates and may face increased competition for these acquisition candidates. In addition, acquired businesses may not perform in accordance with expectations, and our business judgments concerning the value, strengths and weaknesses of acquired businesses may not prove to be correct. We may also be unable to achieve expected improvements or achievements in businesses that we acquire. At any given time, including currently, we may be evaluating or in discussions with one or more acquisition candidates, including entering into non-binding letters of intent. Future acquisitions may result in the incurrence of debt and contingent liabilities, legal liabilities, goodwill impairments, increased interest expense and amortization expense and significant integration costs. In addition, future acquisitions could result in dilution of existing stockholders if we issue shares of common stock as consideration.

Acquisitions involve a number of special risks, including:

•	our inability to manage acquired businesses or control integration costs and other costs relating to acquisitions;

•	potential adverse short-term effects on operating results from increased costs or otherwise;

•	diversion of management’s attention;

•	failure to retain existing key personnel of the acquired business and recruit qualified new employees at the location;

•	failure to successfully implement infrastructure, logistics and systems integration;

•	potential impairment of goodwill and other intangible assets;

•	risks associated with the internal controls of acquired companies;

•	exposure to legal claims for activities of the acquired business prior to acquisition and inability to realize on any indemnification claims, including with respect to environmental and immigration claims;

•	the risks inherent in the systems of the acquired business and risks associated with unanticipated events or liabilities; and

•	our inability to obtain financing necessary to complete acquisitions on attractive terms or at all.

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

We have consummated over 100 acquisitions. We may be subject to claims or liabilities arising from the ownership or operation of acquired businesses for the periods prior to our acquisition of them, including environmental, employee-related and other liabilities and claims not covered by insurance. These claims or liabilities could be significant. Our ability to seek indemnification from the former owners of our acquired businesses for these claims or liabilities may be limited by various factors, including the specific time, monetary or other limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy our indemnification claims. In addition, insurance companies may be unwilling to cover claims that have arisen from acquired businesses or locations, or claims may exceed the coverage limits that our acquired businesses had in effect prior to the date of acquisition. If we are unable to successfully obtain insurance coverage of third-party claims or enforce our indemnification rights against the former owners, or if the former owners are unable to satisfy their obligations for any reason, including because of their current financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our financial condition and results of operations.

Our success depends on our key personnel.

Our business results depend largely upon the continued contributions of our Chief Executive Officer and other members of our management team. We do not have employment agreements with any of our executive officers, other than Jeff Edwards, the Chairman of our Board and our Chief Executive Officer and President. Although his employment agreement requires Mr. Edwards to devote the amount of time necessary to conduct our business and affairs, he is also permitted to engage in other business activities that do not create a conflict of interest or substantially interfere with his service to us, including non-competitive operational activities for his real estate development business. If we lose members of our management team, our business, financial condition and results of operations, as well as the market price of our securities, could be adversely affected.

Our business results also depend upon our branch managers and sales personnel, including those of companies recently acquired. While we customarily sign non-competition agreements, which typically continue for two years following the termination of employment, with our branch managers and sales personnel in order to maintain key customer relationships in our markets, such agreements do not protect us fully against competition from former employees.

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

With the passage in 2010 of the U.S. Patient Protection and Affordable Care Act, or the Affordable Care Act, we are required to provide affordable coverage, as defined in the Affordable Care Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria therein. These requirements could cause us to experience higher health care and labor costs in the future. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs could have an adverse effect on our business, financial condition and results of operations. In addition changes in federal or state workplace regulations could adversely affect our ability to meet our financial targets.

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

In addition, various states in which we operate are considering or have already adopted new immigration laws or enforcement programs, and the U.S. Congress and Department of Homeland Security from time to time consider and implement changes to federal immigration laws, regulations or enforcement programs. These changes may increase our compliance and oversight obligations, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we verify the employment eligibility status of all our employees, including through participation in the “E-Verify” program where required, some of our employees may, without our knowledge, be unauthorized workers. Use of the “E-Verify” program does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and may subject us to fines or penalties and, if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and retain qualified employees. Termination of a significant number of employees who were unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration laws. These factors could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations, financial condition and cash flows could be adversely affected if pending or future legal claims against us are not resolved in our favor.

We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. The ultimate resolution of these matters is subject to inherent uncertainties. It is possible that the costs to resolve these matters could have a material adverse effect on our results of operations, financial condition or cash flows for the periods in which the matters are resolved. Similarly, if additional claims are filed against us in the future, the negative outcome of one or more of such matters could have a material adverse effect on our results, financial condition and cash flows.

The nature of our business exposes us to product liability, workmanship warranty, casualty, negligence, construction defect, breach of contract and other claims and legal proceedings.

We are subject to product liability, workmanship warranty, casualty, negligence, construction defect, breach of contract and other claims and legal proceedings relating to the products we install that, if adversely determined, could adversely affect our financial condition, results of operations and cash flows. We rely on manufacturers and other suppliers to provide us with most of the products we install. Because we do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of our employees, and homebuilders and other subcontractors, for which we may be contractually liable.

We have in the past been, and may in the future be, subject to fines, penalties and other liabilities in connection with injury or damage incurred in conjunction with the installation of our products. Although we currently maintain what we believe to be suitable and adequate insurance, we may be unable to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities.

Product liability, workmanship warranty, casualty, negligence, construction defect, breach of contract and other claims and legal proceedings can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. In addition, lawsuits relating to construction defects typically have statutes of limitations that can run as long as ten years. Claims of this nature could also have a negative impact on customer confidence in us and our services. Current or future claims could have a material adverse effect on our reputation, business, financial condition and results of operations. For additional information, see Note 11, Commitments and Contingencies, to our audited consolidated financial statements for the year ended December 31, 2015 included in Item 8 of Part II of this Form 10-K.

In the ordinary course of business, we are required to obtain performance bonds and licensing bonds, the unavailability of which could adversely affect our business, financial condition, results of operations and/or cash flows.

We are often required to obtain performance bonds and licensing bonds to secure our performance under certain contracts and other arrangements. Our ability to obtain performance bonds and licensing bonds primarily depends on our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain performance bonds and licensing bonds also can be impacted by the willingness of insurance companies to issue performance bonds and licensing bonds. If we are unable to obtain performance bonds and licensing bonds when required, our business, financial condition, results of operations and/or cash flows could be adversely impacted.

Federal, state, local and other laws and regulations could impose substantial costs and/or restrictions on our operations that would reduce our net income.

We are subject to various federal, state, local and other laws and regulations, including, among other things, worker and workplace health and safety regulations promulgated by the U.S. Department of Transportation, or DOT, and employment regulations promulgated by the U.S. Equal Employment Opportunity Commission. More burdensome regulatory requirements in these or other areas may increase our expenses and adversely affect our business, financial condition, results of operations and cash flows. Moreover, our failure to comply with the regulatory requirements applicable to our business could subject us to substantial fines and penalties that could adversely affect our business, financial condition, results of operations and cash flows.

Our transportation operations, upon which we depend to transport materials from our locations to job sites, are subject to the regulatory jurisdiction of the DOT. The DOT has broad administrative powers with respect to our transportation operations. More restrictive limitations on vehicle weight and size, trailer length and configuration or driver hours of service would increase our costs, which may increase our expenses and adversely affect our financial condition, operating results and/or cash flows. If we fail to comply with DOT regulations or the regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action including imposing fines or shutting down our operations and we could be subject to increased audit and compliance costs. We organize our transportation operations as a separate legal entity in certain states, including Ohio and Indiana, to take advantage of sales tax exemptions relating to vehicle operating costs. If legislation is enacted that modifies or eliminates these exemptions, our costs may increase. If any of these events were to occur, our financial condition, results of operations and cash flows may be adversely affected.

In addition, the residential construction industry is subject to various federal, state and local statutes, ordinances, rules and regulations concerning zoning, building design and safety, construction, contractors’ licensing, energy conservation and similar matters, including regulations that impose restrictive zoning and density requirements on the residential new construction industry or that limit the number of homes that can be built within the boundaries of a particular area. Regulatory restrictions and industry standards may require us to alter our installation processes and our sourcing, increase our operating expenses and limit the availability of suitable building lots for our customers, any of which could negatively affect our business, financial condition and results of operations.

We are subject to environmental regulation and potential exposure to environmental liabilities.

We are subject to various federal, state and local environmental laws and regulations. Although we believe that we operate our business, including each of our locations, in compliance with applicable laws and regulations and maintain all material permits required under such laws and regulations to operate our business, we may be held liable or incur fines or penalties in connection with such requirements. Certain types of insulation, particularly spray foam applications, require our employees to handle potentially hazardous or toxic substances. While our employees who handle these and other potentially hazardous or toxic materials, including lead-based paint, receive specialized training and wear protective clothing, there is still a risk that they, or others, may be exposed to these substances. Exposure to these substances could result in significant injury to our employees and others, including site occupants, and damage to our property or the property of others, including natural resource damage. Our personnel and others at our work sites are also at risk for other workplace-related injuries, including slips and falls. In addition, as owners and lessees of real property, we may be held liable for, among other things, hazardous or toxic substances, including asbestos or petroleum products on, at, under or emanating from currently or formerly owned or operated properties, or any off-site disposal locations, or for any known or newly discovered environmental conditions at or relating to any of our properties, including those arising from activities conducted by previous occupants or at adjoining properties, without regard to whether we knew of or were responsible for such release. We may be required to investigate, remove, remediate or monitor the presence or release of such hazardous or toxic substances or petroleum products. We may also be held liable for fines, penalties or damages, including for bodily injury, property damage and natural resource damage in connection with the presence or release of hazardous or toxic substances or petroleum products. In addition, expenditures may be required in the future as a result of releases of, or exposure to, hazardous or toxic substances or petroleum products, the discovery of currently unknown environmental conditions or changes in environmental laws and regulations or their interpretation or enforcement and, in certain instances, such expenditures may be material.

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

In addition, certain of our suppliers have unionized work forces and certain of our products are transported by unionized truckers. Strikes or work stoppages could result in slowdowns or closures of facilities where the products that we install are manufactured or could affect the ability of our suppliers to deliver such products to us. Any interruption in the production or delivery of these products could delay or reduce availability of these products and increase our costs.

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

Our operations are dependent upon our information technology systems, including our web-enabled internal software technology, jobCORE. The jobCORE software provides in-depth operational and financial performance data from individual branch locations to the corporate office. We rely upon such information technology systems to manage customer orders on a timely basis, coordinate our sales and installation activities across locations and manage invoicing. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages, computer viruses, unauthorized access or delays in our service) could result in delays in receiving inventory and supplies or installing our products on a timely basis for our customers, which could adversely affect our reputation and customer relationships. Our systems might be damaged or interrupted by natural or man-made events, computer viruses, physical or electronic break-ins or similar disruptions affecting the Internet and our disaster recovery plan may be ineffective at mitigating the effects of these risks. Such delays, problems or costs could have a material adverse effect on our financial condition, results of operations and cash flows.

Because we operate our business through highly dispersed locations across the United States, our operations may be materially adversely affected by inconsistent practices and the operating results of individual branches may vary.

We operate our business through a network of highly dispersed locations throughout the United States, supported by corporate executives and services at our headquarters, with local branch management retaining responsibility for day-to-day operations and adherence to applicable local laws. Our operating structure can make it difficult for us to coordinate procedures across our operations in a timely manner or at all. In addition, our branches may require significant oversight and coordination from headquarters to support their growth. Inconsistent implementation of corporate strategy and policies at the local level could materially and adversely affect our overall profitability, business, results of operations, financial condition and prospects.

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

Our credit agreement contains, and any future credit facility or other debt instruments we may enter into will also likely contain, covenants requiring us to maintain certain financial ratios and meet certain tests, such as a fixed charge coverage ratio, leverage ratio or debt to earnings ratio. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Credit and Security Agreement. Our ability to comply with those financial ratios and tests can be affected by events beyond our control, and we may not be able to comply with those ratios and tests when required to do so under the applicable debt instruments.

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

We may require additional capital in the future, which may not be available on favorable terms or at all.

Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully complete future business combinations, and expansion of our existing operations. We anticipate that we may need to raise additional funds in order to grow our business and implement our business strategy. We anticipate that any such additional funds may be raised through equity or debt financings. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing shareholders in our company may be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing shareholders. If we cannot obtain adequate capital, we may not be able to fully implement our business strategy, and our business, results of operations and financial condition could be adversely affected.

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

The dilutive effect of future issuances of securities may have an adverse impact on a stockholder’s proportionate ownership interest.

Existing stockholders do not have preemptive rights in any securities issued in the future. The rights of existing stockholders may be diluted by any such issuance. The issuance of shares of our securities in additional capital-raising or employee compensation transactions or acquisitions may dilute, and thereby reduce, each existing stockholder’s proportionate ownership interest in our securities.

The obligations associated with being a public company require significant resources and management attention.

As a public company, we face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company, particularly after we are no longer an emerging growth company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board (PCAOB) and the New York Stock Exchange (NYSE) each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to:

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

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. As an “emerging growth company,” as defined in the JOBS Act, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we may undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in our internal controls over financial reporting or are unable to comply with the requirements of Section 404 or are unable to assert that our internal controls over financial reporting are effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year: (a) following the fifth anniversary of the first sale of our common stock pursuant to an effective registration statement, or February 12, 2019; (b) in which we have total annual gross revenue of at least $1.0 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We have approximately 31.4 million shares of common stock outstanding as of December 31, 2015. The shares of common stock are freely tradable, except for any shares of common stock that may be held or acquired by our directors, executive officers and other affiliates, the sale of which will be restricted under the Securities Act of 1933, as amended, or the Securities Act. As of December 31, 2015, approximately 2.8 million of the 3.0 million shares of common stock authorized for issuance under the 2014 Omnibus Incentive Plan were available for issuance. These shares will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

As of December 31, 2015, Jeff Edwards beneficially owns approximately 27.1% of our outstanding common stock. As a result of his beneficial ownership of our common stock, he has sufficient voting power to significantly influence all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions, and he has significant influence over our management and policies. This concentration of voting power may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares of common stock, which could prevent stockholders from receiving a premium for their shares of common stock. These actions may be taken even if other stockholders oppose them. The interests of Jeff Edwards may not always coincide with the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of our other stockholders. In addition, under our amended and restated certificate of incorporation, Jeff Edwards is permitted to pursue corporate opportunities for himself, rather than for us.

Certain of our stockholders that are controlled by Jeff Edwards have pledged shares of our common stock as collateral for loans, which may cause Jeff Edwards’ interests to conflict with the interests of our other stockholders and may adversely affect the trading price of our common stock.

Certain of our stockholders, PJAM IBP Holdings, LLC, Installed Building Systems, Inc. and Jeff Edwards, which are controlled by Jeff Edwards, or the Edwards Stockholders, have pledged shares of our common stock as collateral for loans. The Edwards Stockholders currently have pledged approximately 7.8 million shares of our common stock as collateral for loans. We are not a party to these loans, which are full recourse against the Edwards Stockholders and are secured, in part, by pledges of a portion of our common stock currently beneficially owned by Jeff Edwards and the Edwards Stockholders. The terms of these loans were negotiated directly between Jeff Edwards and members of his family and the respective lending institutions.

These pledges of shares of our common stock may cause Jeff Edwards’ interests to not always coincide with the interests of other stockholders, and he may act in a manner that advances his interests and not necessarily those of our other stockholders. The occurrence of certain events under these loan agreements could result in the future sales of such shares and significantly reduce Jeff Edwards’ ownership in us. Such sales could adversely affect the market and trading price of our common stock. In addition, if the value of our common stock declines, the lending institutions may require additional collateral for the loans, which could cause the Edwards Stockholders to pledge additional shares of our common stock. We can give no assurances that the Edwards Stockholders will not pledge additional shares of our common stock in the future, whether as a result of lender calls requiring additional collateral or their entry into new loans that require them to pledge shares of our common stock.

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

At the same time as our secondary offering of our common stock, certain of our stockholders entered into a capped call agreement with the underwriters of the offering completed on June 17, 2014. This agreement provides that these stockholders have the option to call from the underwriters a total of approximately 1.0 million shares of our common stock at a capped price. The option can be exercised within specific dates based on the then current price of the underlying shares and will be settled in cash. The capped call agreement is between the stockholders and the underwriters and does not represent compensation to the stockholders for services rendered to us. The price paid for the option represents the fair value of that transaction and we are not a party to the agreement. In connection with establishing its initial hedge of the capped call transactions, the option counterparty (or one of its affiliates) purchased shares of our common stock.

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

•	a classified board of directors with three-year staggered terms;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the exclusive right of our board of directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of the holders of our stock or a hostile acquirer;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	a requirement that a special meeting of stockholders may be called only by a resolution duly adopted by our board of directors; and

•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with a stockholder owning 15% or more of such corporation’s outstanding voting stock for a period of three years following the date on which such stockholder became an “interested” stockholder. In order for us to consummate a business combination with an “interested” stockholder within three years of the date on which the stockholder became “interested,” either (1) the business combination or the transaction that resulted in the stockholder becoming “interested” must be approved by our board of directors prior to the date the stockholder became “interested,” (2) the “interested” stockholder must own at least 85% of our outstanding voting stock at the time the transaction commences (excluding voting stock owned by directors who are also officers and certain employee stock plans) or (3) the business combination must be approved by our board of directors and authorized by at least two-thirds of our stockholders (excluding the “interested” stockholder). This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders. Any delay or prevention of a change of control transaction or changes in our board of directors and management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares of our common stock.

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

Real Property

We lease office and warehouse space in 36 states, including our corporate office in Columbus, Ohio. Our leases are typically short in duration with customary extensions at our option. We also own one adjoining property in Mars, Pennsylvania. We believe suitable alternative space is available in all of our markets. The table below summarizes our locations as of December 31, 2015.

State	Number of Locations	Approximate Total Square Footage
Alabama	1	10,500
Arizona	1	6,300
California	11	106,000
Colorado	5	35,400
Connecticut	3	28,100
Delaware	1	9,600
Florida	9	94,000
Georgia	6	72,200
Idaho	3	23,000
Illinois	2	24,300
Indiana	10	204,500
Kentucky	3	25,800
Louisiana	2	21,000
Maine	2	32,500
Maryland	3	34,700
Massachusetts	4	45,300
Michigan	1	21,300
Minnesota	3	62,800

State	Number of Locations		Approximate Total Square Footage
Mississippi	1		8,000
Nebraska	1		9,200
New Hampshire	5		44,600
New Jersey	2		26,300
New York	8		93,300
North Carolina	5		33,300
Ohio	10		262,700
Oklahoma	1		18,300
Oregon	2		21,300
Pennsylvania	3	*	9,200
South Carolina	5		75,800
Tennessee	2		36,700
Texas	6		101,100
Utah	2		14,400
Vermont	2		37,600
Virginia	4		45,400
Washington	3		34,600
Wisconsin	1		16,600

*	Includes one owned property.

Our Fleet

As of December 31, 2015, our fleet consisted of 2,632 total vehicles that we either lease or own, including 2,335 installation vehicles which our installers use to deliver and install products from our local locations to job sites and 297 other vehicles that are utilized by our sales staff, branch managers and various senior management personnel.

Item 3.	Legal Proceedings

We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage that we believe to be reasonable under the circumstances, although insurance may or may not cover any or all of our liabilities in respect of claims and lawsuits. While management currently believes that the ultimate resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, such matters are subject to inherent uncertainties.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been traded on the New York Stock Exchange under the symbol “IBP” since February 13, 2014. The following table sets forth, for the periods indicated, our high and low sales prices for our common stock as reported by the New York Stock Exchange:

2015	High	Low
First Quarter	$22.10	$16.88
Second Quarter	$24.70	$19.36
Third Quarter	$29.97	$23.94
Fourth Quarter	$26.98	$19.92

2014	High	Low
First Quarter (1)	$15.47	$12.03
Second Quarter	$14.71	$11.75
Third Quarter	$14.63	$10.82
Fourth Quarter	$18.89	$13.77

(1)	Beginning February 13, 2014, the date that our common stock began trading on the New York Stock Exchange.

Holders of Record

As of March 2, 2016, there were 136 holders of record of our common stock, one of which was Cede & Co., which is the holder of shares held through the Depository Trust Company.

Dividend Policy

During the years ended 2015 and 2014, we did not declare or pay any cash dividends on our capital stock. We currently do not anticipate paying dividends for the foreseeable future. Any future determination relating to dividends will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, contractual restrictions, legal requirements and other factors our board of directors may deem relevant.

Stock Performance Graph

The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Russell 2000 Index (“Russell 2000”), (ii) the Standard & Poor’s Industrials Index (“S&P Industrials”) and (iii) the S&P Smallcap 600 Index (New) (“S&P Smallcap 600 (New)”). For comparison purposes, we have included the S&P Smallcap 600 given our inclusion in the index after the close of trading on December 11, 2015. The graph assumes investments of $100 in our common stock and in each of the three indices and the reinvestment of dividends from February 13, 2014, the date of our initial public offering (“IPO”), through December 31, 2015.

	2/13/2014	3/31/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
IBP	100	109	96	110	139	170	191	198	194
Russell 2000	100	108	110	102	112	117	117	103	107
S&P 500 Industrials	100	113	117	116	124	123	120	112	121
S&P Smallcap 600 (New)	100	109	111	104	114	118	118	108	112

Item 6.	Selected Financial Data

The following tables set forth selected historical consolidated financial data that should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K. The consolidated statements of operations data for the year ended and the consolidated balance sheet data as of December 31, 2015, 2014, 2013, 2012 and 2011 are derived from our audited consolidated financial statements. The selected historical consolidated financial data in this section is not intended to replace our historical consolidated financial statements and the related notes thereto. Our historical results are not necessarily indicative of future results.

	Years ended December 31,
	2015	2014	2013	2012	2011
Statement of operations:
(in thousands, except per share amounts)
Net revenue	$662,719	$518,020	$431,929	$301,253	$238,447
Cost of sales	474,426	377,968	322,241	227,210	181,221

Gross profit	188,293	140,052	109,688	74,043	57,226
Operating expenses
Selling	37,702	30,951	25,509	19,807	18,446
Administrative (1)	105,639	83,515	71,101	56,132	55,910

Operating income (loss)	44,952	25,586	13,078	(1,896)	(17,130)
Other expense (income)	3,022	2,999	2,224	1,843	(11,389)

Income (loss) before income taxes	41,930	22,587	10,854	(3,739)	(5,741)
Income tax provision	15,413	8,607	4,216	555	1,449

Net income (loss) from continuing operations	26,517	13,980	6,638	(4,294)	(7,190)
Discontinued Operations
Loss (income) from discontinued operations, net of tax	—	48	598	(2,388)	1,795

Net income (loss)	26,517	13,932	6,040	(1,906)	(8,985)

Accretion charges on redeemable preferred stock	—	(19,897)	(6,223)	(5,529)	(811)
Accretion charges on Pre-Recapitalization Preferred Units	—	—	—	—	(1,621)
Gain on Extinguishment of Pre-Recapitalization Preferred Units	—	—	—	—	85,040

Net income (loss) attributable to common stockholders	$26,517	$(5,965)	$(183)	$(7,435)	$73,623

Income (loss) per share attributable to common stockholders (basic and diluted)	$0.85	$(0.20)	$(0.01)	$(0.37)	$3.78

Balance sheet data:
(in millions)
Cash	$6,818	$10,761	$4,065	$3,898	$2,528
Total current assets	$150,232	$119,288	$95,512	$75,768	$56,554
Property and equipment, net	$57,592	$39,370	$29,475	$17,931	$8,198
Total assets	$374,082	$234,162	$191,070	$160,752	$127,526
Total funded debt (2)	$144,187	$53,738	$50,059	$30,075	$21,255
Mezzanine equity (3)	$—	$—	$136,848	$66,861	$59,587
Total stockholders’ equity (deficit)	$114,483	$91,874	$(71,429)	$(7,482)	$(9,560)
Total mezzanine equity and stockholders’ equity	$114,483	$91,874	$65,419	$59,379	$50,027

(1)	Prior to November 1, 2013, Jeff Edwards served as a consultant and non-employee officer to us. As such he did not receive a salary or bonus for 2012 or 2011. The costs of Jeff Edwards’ services were paid through various management agreements. In anticipation of our IPO and with a view towards operating as a public company, we entered into an employment agreement with Jeff Edwards on November 1, 2013 that pays Mr. Edwards a minimum annual base salary of $600,000 and provides him an opportunity to participate in the Company’s annual incentive and benefit programs. Compensation paid by us to Mr. Edwards since November 1, 2013 has been recorded as an administrative expense in our consolidated statement of operations
(2)	Total funded debt consists of current and long-term portions of long-term debt, capital lease obligations, non-compete obligations, and vehicle financing arrangements.
(3)	Consists of Series A Preferred Stock, $0.01 par value per share (the “Redeemable Preferred Stock”) and Redeemable Common Stock. This treatment is no longer required as of the date of our IPO in February 2014. See Note 1, Organize, “2014 Initial Public Offering (“IPO”),” of our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K for more information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, consumer confidence, employment rates, housing inventory levels, foreclosure rates, the health of the economy and availability of mortgage financing. The strategic acquisitions of multiple companies in 2015 and 2014 contributed meaningfully to our 27.9% increase in net revenue to $662.7 million during the year ended December 31, 2015 compared to $518.0 million in the same period in 2014. The construction of new homes increased in most of our markets during 2015, also contributing to the increase in net revenue in 2015.

We believe our business is well positioned to continue to profitably grow during the housing recovery due to our strong balance sheet, liquidity and our continuing acquisition strategy. We may adjust our strategies based on housing demand and our performance in each of our markets. Nevertheless, the pace of the housing recovery and our future results could be negatively affected by weakening economic conditions and decreases in housing demand and affordability as well as increases in interest rates and tightening of mortgage lending practices.

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

We believe there are several trends that should drive long-term growth in the housing market. These trends include housing affordability, an aging housing stock, population growth and growth in household formation. These positive trends are reflected in Blue Chip’s February 2016 consensus forecast, which projects housing starts to increase from approximately 1.1 million in 2015 to approximately 1.3 million in 2016 and approximately 1.4 million in 2017. We expect that our net revenue, gross profit, and operating income will benefit from this growth. In addition, we continue to experience improved operating efficiencies resulting from certain costs, such as administrative wages and benefits, facility costs and other operating and administrative costs, increasing at a lower rate than the rate at which net revenue increases. Operating expenses as a percentage of net revenue were approximately 21.6%, 22.1% and 22.4% for the years ended December 31, 2015, 2014 and 2013, respectively.

Trends in the construction industry

Our operating results may vary based on the amount and type of products we install and the mix of our end markets among new single-family, multi-family and commercial builders and owners of existing homes. Forecasts issued by various third-party industry sources suggest a higher rate of growth in single-family new home construction compared to that for multi-family new home construction over the next couple of years. We expect to benefit from this shift in mix as our net revenue per single-family completion is higher than our net revenue per multi-family completion. In addition, our total net revenue from single-family completions is higher than from multi-family completions. As the housing market recovery continues and stabilizes, we expect to benefit from the continued participation of large homebuilders as well as the increased participation of custom builders and individual lot owners. We maintain an attractive mix of business among all types of homebuilders ranging from small custom builders to large regional and national homebuilders as well as a wide range of commercial builders. Net revenue derived from our ten largest homebuilder customers in the United States was approximately 14.0% in the year ended December 31, 2015. We are also well positioned with custom home builders, given our geography and market share position with these customers, to benefit from the later stages of the recovery cycle. We also provide services to the commercial construction end market, which represented approximately 11.0% of our total net revenue in each of the years ended December 31, 2015, 2014 and 2013. The 2016 Dodge Construction Outlook (fourth quarter 2015 update) forecasts an 11% year-over-year increase in the overall commercial construction market in 2016. As the housing market recovery progresses, we also expect to see an increase in repair and remodel activity, which represented approximately 7.9% of our total net revenue for the year ended December 31, 2015.

Material costs

We purchase the materials that we install primarily from manufacturers. We believe that, as a result of our national scale and long-standing relationships with many of our suppliers, we will continue to have access to an adequate supply of these materials at favorable prices to keep up with the growing demand for our products as the housing market continues to recover. Prices for our products have generally been subject to cyclical market fluctuations that track the strength of the U.S. residential new construction market. In the event that increased demand leads to higher prices for the products we install, due to the fragmented and competitive nature of our industry, we may have limited, if any, ability to pass on price increases in a timely manner or at all. In the past, we have generally been able to pass on these increases to our customers over time.

Labor costs

Our business is labor intensive. As of December 31, 2015, we had 4,510 employees, most of whom work as installers on local construction sites. As the housing market continues to recover, we expect that labor markets will tighten as the demand increases for installers. Tight labor markets may make it more difficult for us to hire and retain installers and could increase our labor costs. We expect to spend more on training as we hire additional installers to support our growing business. We offer a comprehensive benefits package, which many of our local competitors are not able to provide, which will increase costs as we hire additional personnel. Our workers’ compensation costs also continue to increase as we increase our coverage for additional personnel. With the enactment in 2010 of the U.S. Patient Protection and Affordable Care Act, or the Affordable Care Act, we are required to provide affordable coverage, as defined in the Affordable Care Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria therein, therefore health care costs are expected to increase proportionately with increases in the labor force.

Other factors

We expect our selling and administrative expenses to continue to increase as our business grows, which could impact our future operating profitability.

INFLATION

Our performance is dependent to a significant extent upon the levels of U.S. residential new construction spending, which is affected by factors such as interest rates, inflation, consumer confidence and unemployment. We do not believe that inflation has had a material impact on our business, financial condition or results of operations during the housing recovery.

ACQUISITIONS

Since 1999, our acquisition strategy has allowed us to generate significant scale, diversify our product offering and expand into many of the largest housing markets in the United States. We have pursued and expect to continue to pursue both geographic expansion and tuck-in acquisitions in existing markets. We expect to target acquisition candidates that meet our criteria, which often include a strong local reputation and high-quality management and labor force. Our acquisition strategy is also focused on using our national buying power, value-enhancing technology and proven operating platform to achieve operating efficiencies in our acquisitions.

During each of 2015, 2014 and 2013, we completed multiple acquisitions, all of which qualify as business combinations as defined by Accounting Standards Codification 805, “Business Combinations.” Our 2015 acquisitions expanded our market presence in California, Florida, Idaho, Kentucky, New Hampshire, New Jersey, New York, North Carolina, Texas, Vermont, Virginia, Utah and Washington. Our 2014 acquisitions expanded our market presence in Idaho, Minnesota, Wisconsin, North Dakota and the New York Tri-State region.

Direct acquisition and integration costs totaled $1.0 million for the year ended December 31, 2015 and were not material and were expensed as incurred for the years ended December 31, 2014 and 2013. We have in the past been, and may in the future be, subject to post-closing payment obligations under contracts we enter into with businesses we acquire.

SEASONALITY

We tend to have higher sales during the second half of the year as our homebuilder customers complete construction of homes placed under contract for sale in the traditionally stronger spring selling season. In addition, some of our larger branches operate in states impacted by winter weather and as such experience a slowdown in construction activity during the first quarter of the calendar year. This winter slowdown contributes to traditionally lower sales and profitability in our first quarter. See Item 1, Business, for further information.

COMPONENTS OF RESULTS OF OPERATIONS

Net Revenue. Net revenue is derived from installation of products sold to our customers. Revenue from the sale and installation of products to customers is recognized at the time installation is complete.

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

Interest Expense. Interest expense relates primarily to our interest expense on capital leases, our revolving lines of credit and our term loan.

Other Expense (Income). Other expense (income) includes the profit or loss of minor activities not fundamental to ongoing operations. For the year ended December 31, 2015, this category also includes a $1.1 million gain on bargain purchase associated with one of our business combinations during 2015. See Note 12, Business Combinations, of our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K for more information.

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

Discontinued Operations. Loss from discontinued operations represents the after tax loss on the sale or closure of operations of a portion of our business and the after tax effect of the discontinued operations for all periods presented.

Accretion Charges on Redeemable Preferred Stock. Accretion charges on Redeemable Preferred Stock represents the change in carrying value of such shares during the period as they are accreted from the initial carrying value at the date of issuance to the redemption value at the earliest redemption date. The Redeemable Preferred Stock was redeemed in full on February 19, 2014 in connection with our IPO.

Annual Results of Operations

The following table sets forth our operating results for the periods indicated (in thousands):

	Years ended December 31,
	2015		2014		2013
Net revenue	$662,719	100.0%	$518,020	100.0%	$431,929	100.0%
Cost of sales	474,426	71.6	377,968	73.0	322,241	74.6

Gross profit	188,293	28.4	140,052	27.0	109,688	25.4
Operating expenses
Selling	37,702	5.7	30,951	6.0	25,509	5.9
Administrative and other (1)	105,639	15.9	83,515	16.1	71,101	16.5

Operating income	44,952	6.8	25,586	4.9	13,078	3.0

Other expense	3,022	0.5	2,999	0.5	2,224	0.5

Income before income taxes	41,930	6.3	22,587	4.4	10,854	2.5

Income tax provision	15,413	2.3	8,607	1.7	4,216	1.0

Net income from continuing operations	26,517	4.0	13,980	2.7	6,638	1.5
Discontinued operations
Loss from discontinued operations, net of income taxes	—	—	48	0.0	598	0.1

Net income	26,517	4.0	13,932	2.7	6,040	1.4

Accretion charges on redeemable preferred stock	—	—	(19,897)	(3.9)	(6,223)	(1.4)

Net income (loss) attributable to common stockholders	$26,517	4.0%	$(5,965)	(1.2)%	$(183)	(0.0)%

(1)	Prior to November 1, 2013, Jeff Edwards served as a consultant and non-employee officer to us. As such he did not receive a salary or bonus for 2012 or 2011. The costs of Jeff Edwards’ services were paid through the management agreements discussed above. Jeff Edwards did not receive any compensation in 2013 prior to November 1, 2013. In anticipation of our IPO and with a view towards operating as a public company, we entered into an employment agreement with Jeff Edwards on November 1, 2013 that pays Mr. Edwards a minimum annual base salary of $0.6 million and provides him an opportunity to participate in the Company’s annual incentive and benefit programs. Compensation paid by us to Mr. Edwards on or after November 1, 2013 has been recorded as an administrative expense in our consolidated statement of operations. As a result of the foregoing, our performance for the years ended December 31, 2015, 2014 and 2013 will not be comparable in this respect to our operations in prior or subsequent periods and may not be indicative of future results.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net revenue

For the year ended December 31, 2015, net revenue increased $144.7 million, or 27.9%, to $662.7 million from $518.0 million during the year ended December 31, 2014. The increase in net revenue included revenue from acquisitions of approximately $84.1 million. Approximately $29.6 million was predominantly attributable to organic growth in the volume of completed jobs in all of our end markets. The remaining increase in net revenue of approximately $31.0 million resulted from a variety of factors including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. None of these additional factors was more significant than any other.

Cost of sales

For the year ended December 31, 2015, cost of sales increased $96.5 million, or 25.5%, to $474.4 million from $378.0 million during the year ended December 31, 2014. As a percent of sales, cost of sales decreased to 71.6% during the year ended December 31, 2015 from 73.0% during the year ended December 31, 2014 attributable to improved direct labor efficiency and savings in materials, fuel prices and fuel utilization. On a dollar basis, cost of sales included increases from acquired businesses of approximately $56.4 million. Approximately $20.9 million was predominantly attributable to organic growth in the volume of completed jobs in the residential new construction end market. Depreciation expense increased $4.5 million as a result of increased investment in vehicles and equipment to support our growth. Additionally, cost of sales increased $14.7 million as a result of a variety of factors including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. No factor was more significant than any other.

Gross profit

For the year ended December 31, 2015, gross profit increased $48.2 million to $188.3 million from $140.1 million during the year ended December 31, 2014. As a percentage of net revenue, gross profit increased to 28.4% for the year ended December 31, 2015 from 27.0% for the year ended December 31, 2014 primarily from a favorable change in our customer and product mix, market pricing variations and insulation volumes.

Operating expenses

Selling

For the year ended December 31, 2015, selling expenses increased $6.7 million, or 21.8%, to $37.7 million from $31.0 million for the year ended December 31, 2014. As a percent of sales, selling expenses decreased to 5.7% during the year ended December 31, 2015 from 6.0% during the year ended December 31, 2014 primarily due to lower bad debt expense. On a dollar basis, the increase in selling expenses was primarily due to higher commissions, wages and benefits of $6.9 million and increased advertising costs of $0.7 million, each of which supported both organic and acquisition-related growth. Partially offsetting those increases was a reduction of $0.9 million in bad debt expense.

Administrative and other

For the year ended December 31, 2015, administrative and other increased $22.1 million, or 26.5%, to $105.6 million from $83.5 million for the year ended December 31, 2014. Wages and benefits increased $13.2 million, of which $5.3 million was attributable to acquisitions and $7.9 million was to support our organic growth. Amortization of intangibles increased $3.4 million attributable to acquisitions and our facility costs increased $1.7 million primarily due to leases from the branches of acquired companies. Of the remaining $3.8 million increase in administrative and other expenses, $0.8 was attributable to travel and entertainment with approximately $3.0 million related to other minor increases across several categories.

Other expense

Other expense was flat for the year ended December 31, 2015 compared to the year ended December 31, 2014. Included in the year ended December 31, 2015 was a one-time bargain purchase gain of $1.1 million related to one of our business combinations completed during 2015. This gain was offset by additional interest expense of $0.6 million incurred due to higher debt levels to support our growth related to acquisitions. This net gain of $0.5 million is approximately comparable in amount to a one-time gain of $0.5 million recognized in the year ended December 31, 2014 upon termination of the put option on our Redeemable Preferred Stock.

Income tax provision

During the twelve months ended December 31, 2015, we recorded an income tax provision of $15.4 million on our income from continuing operations before income taxes of $41.9 million, or an effective tax rate of 36.8%. This rate was favorably impacted by deductions related to domestic production activities as well as a non-taxable bargain purchase gain. The favorable impact was offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses, an increase in the state income tax rate and various other unfavorable permanent items.

During the twelve months ended December 31, 2014, we recorded an income tax provision of $8.6 million on our income from continuing operations before income taxes of $22.6 million, or an effective tax rate of 38.1%. This rate was favorably impacted by deductions related to domestic production activities and a benefit for a cancelled put option related to our Redeemable Preferred Stock. See Note 6, Fair Value Measurements, “Assets and Liabilities Measured at Fair Value on a Recurring Basis” of our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K for more information on the put option. The favorability was offset by a non-deductible permanent item related to our secondary offering during the second quarter, an increase in our valuation allowance for separate tax filing entities, and an increase in the state income tax rate.

Loss from discontinued operations, net of income taxes

We did not discontinue any operations during the year ended December 31, 2015 nor did we incur any expenses related to discontinued operations. For the year ended December 31, 2014, we had loss from discontinued operations of $48 thousand. We did not discontinue any operations during the year ended 2014 and all expenses incurred during the year ended December 31, 2014 relate to operations discontinued in prior periods.

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

Cost of sales

For the year ended December 31, 2014, cost of sales increased $55.7 million, or 17.3%, to $377.9 million from $322.2 million during the year ended December 31, 2013. As a percent of sales, cost of sales decreased to 73.0% during the year ended December 31, 2014 from 74.6% during the year ended December 31, 2013 primarily due to savings in installer labor and material costs. On a dollar basis, cost of sales included increases from acquired businesses of approximately $11.0 million. Approximately $37.9 million was predominantly attributable to organic growth in the volume of completed jobs in the residential new construction end market. Depreciation expense increased $3.6 million as a result of increased investment in vehicles and equipment to support our growth. Additionally, cost of sales increased $3.2 million as a result of a variety of factors including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. Of these items, no one was more significant than the other.

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

Operating expenses

Selling

For the year ended December 31, 2014, selling expenses increased $5.5 million, or 21.3%, to $31.0 million from $25.5 million for the year ended December 31, 2013. As a percent of sales, selling expenses were relatively flat, decreasing to 6.0% during the year ended December 31, 2014 from 5.9% during the year ended December 31, 2013. On a dollar basis, selling expenses increased due to higher commissions, wages and benefits of $4.6 million to support our growth as well as an increase in bad debt expense of $0.9 million. Selling expenses increased 0.1% as a percentage of net revenue for the year ended December 31, 2014 as compared to the year ended December 31, 2013, as a result of increases in commissions to support more profitable sales growth.

Administrative and other

For the year ended December 31, 2014, administrative and other expenses increased $12.4 million, or 17.5%, to $83.5 million from $71.1 million for the year ended December 31, 2013. The increase in administrative and other expenses was primarily due to increased wages and benefits costs of $7.2 million to support our growth, increased accounting and legal fees primarily associated with our status as a public company of $2.1 million (including secondary public offering costs of $0.8 million), increased facility costs of $1.4 million, increased technology costs of $0.5 million, and net changes in several other administrative expenses of approximately $1.2 million to support our growth.

Other expense

For the year ended December 31, 2014, other expense was $3.0 million, compared to $2.2 million for the year ended December 31, 2013. This increase of $0.8 million is primarily reflected in interest expense and includes an increase of $0.7 million in interest associated with capital lease obligations as well as a write-off of capitalized loan costs associated with our previous credit agreement of $0.2 million, offset by a decrease of $0.1 million attributable to a lower interest rate on our term loan compared to the interest rate on our previous debt arrangements.

Income tax provision

For the year ended December 31, 2014, we recorded an income tax provision of $8.6 million on our income from continuing operations before income taxes of $22.6 million, or an effective tax rate of 38.1%. This rate was favorably impacted by deductions related to domestic production activities and a benefit for a cancelled put option related to our Redeemable Preferred Stock. See Note 6, Fair Value Measurements, “Assets and Liabilities Measured at Fair Value on a Recurring Basis” of our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K for more information on the put option. The favorability was offset by a non-deductible permanent item related to our secondary offering during the second quarter, an increase in our valuation allowance for separate tax filing entities, and an increase in the state income tax rate.

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

The residential construction industry, and therefore our business, experienced a significant downturn that started in 2006. However, housing completions began to increase meaningfully in 2012. Since 2012, we have experienced improved profitability and liquidity and have invested significantly in acquisitions, supported by our cash from operations and credit agreement. Additionally, we have utilized capitalized leases and loans to finance the increase in the number of our vehicles and equipment.

As of December 31, 2015, we had $6.8 million in cash and nothing drawn on our $100.0 million revolver. In addition, $12.3 million letters of credit were issued and outstanding under our credit agreement (the “Prior Credit Agreement”).

On February 29, 2016, we entered into an amended and restated Credit and Security Agreement (the “Credit and Security Agreement”) with a bank group with an aggregate commitment of $325 million and a maturity date of February 28, 2021. We used a portion of the funds from the Credit and Security Agreement to pay off the outstanding balances under our previous credit agreement. See Note 15, Subsequent Events, of our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K for further information.

We intend to use the Credit and Security Agreement to refinance existing indebtedness and fund ongoing operating and working capital needs and other general corporate purposes, including growth and acquisition initiatives, and for certain fees and expenses associated with the closing of the Credit and Security Agreement.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months.

Historical cash flow information

Working capital

We carefully manage our working capital and operating expenses. As of December 31, 2015 and 2014, our working capital, including cash, was $52.8 million, or 8.0% of net revenue, and $42.7 million, or 8.2% of net revenue, respectively. While we continue to look for opportunities to reduce our working capital as a percentage of net revenue, we may decide in the future to negotiate additional discounted payment terms with our vendors, potentially resulting in lower accounts payable balances, which could increase our working capital as a percentage of net revenue.

The increase in accounts receivable of $30.9 million as of December 31, 2015 as compared to December 31, 2014 is primarily a result of higher net revenue from both organic and acquisition related growth in 2015. Days sales outstanding as of December 31, 2015 and 2014 were approximately 56.8 and 50.9 days, respectively. The fluctuation in days sales outstanding is impacted by increases or decreases in accounts receivable as seasonality and the housing market cycle impacts collection rates. The days sales outstanding calculation is also impacted by the timing and magnitude of acquisitions. There has been no material changes in collection terms with customers during the year ended December 31, 2015.

The increase in inventories of $5.4 million as of December 31, 2015 as compared to December 31, 2014 is primarily a result of increased net revenue from both organic and acquisition related growth in 2015. Inventory turns as of December 31, 2015 and 2014 were comparable at approximately 10.2 and 9.8, respectively.

Other current assets decreased $1.4 million as of December 31, 2015 as compared to December 31, 2014 primarily due to our tax position changing from a receivable position in 2014 to a payable position in 2015, resulting in a change of $1.7 million in other current assets. Additionally, our prepaid insurance balance decreased $1.2 million primarily due to timing of payments. These items were partially offset by an increase in our rebate receivables of $1.4 million due to higher purchase volumes.

Accounts payable increased $4.3 million as of December 31, 2015 as compared to December 31, 2014 primarily as a result of changes in the volume of inventory purchases due to higher net revenue leading up to each balance sheet date and also as a result of acquisitions in 2015.

Accrued compensation and other current liabilities increased $9.3 million as of December 31, 2015 as compared to December 31, 2014 due to a $3.2 million increase in accrued compensation and a $2.8 million increase in covenants not-to-compete primarily related to newly-acquired businesses. Additionally, income taxes payable increased $1.7 million due to timing of tax payments and higher pre-tax income resulting in a payable in 2015 versus a receivable in 2014. The remaining $1.6 million increase was attributable to several changes, none of which were more significant than any other.

Cash flow from operating activities

Net cash provided by operating activities was $34.5 million, $19.6 million, and $4.2 million for the twelve months ended December 31, 2015, 2014 and 2013, respectively, and consisted primarily of net income of $26.5 million, $13.9 million, and $6.0 million respectively, adjusted for non-cash and certain other items. Included in the net cash provided in 2015 were non-cash adjustments for depreciation and amortization expense on our expanded base of property, plant and equipment to support our growth totaling $17.0 million as well as for amortization on our growing intangible asset base totaling $6.3 million. These adjustments were coupled with other changes in working capital, most notably a net $2.5 million change in accounts payable due to a one-time negotiated change in payment terms with one of our large suppliers offsetting additional accounts payable resulting from the increase in net revenue in 2015, as well as a reduction in cash of $17.5 million due to increased accounts receivable balances compared to the beginning of the period resulting from higher sales in the twelve months ended December 31, 2015. Included in the net cash provided in 2014 was a non-cash adjustment for depreciation and amortization expense on our expanded base of property, plant and equipment to support our growth totaling $12.2 million as well as other changes in working capital, most notably $4.6 million of additional accounts payable resulting from an increase in purchases to support our growth as well as a $5.2 million change in other liabilities due primarily to increases in accruals for wages, workers compensation and other insurances, offset by a reduction in cash of $10.7 million due to increased accounts receivable balances compared to the beginning of the period resulting from higher sales in the twelve months ended December 31, 2014. Included in the net cash provided in 2013 was $8.4 million of depreciation and amortization expense on our growing base of property, plant and equipment to support our growth as well as other changes in working capital, most notably $3.9 million of additional accounts payable offset by $12.8 million of additional accounts receivable, both resulting from the increase in net revenue.

Cash flows from investing activities

Net cash used in investing activities was $111.4 million, $16.1 million and $2.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. In 2015, we made cash payments, net of cash acquired, of $84.3 million on business combinations and $27.3 million to purchase property and equipment primarily to expand our fleet to support our growing business. See Capital expenditures below for more information on the increase in cash paid for purchases of property and equipment in 2015. In 2014 we made cash payments, net of cash acquired, of $12.4 million on business combinations and $6.2 million to purchase property and equipment primarily to expand our fleet to support our growing business. In 2013 we made cash payments of $2.7 million to purchase property and equipment primarily to expand our fleet and $1.2 million on business combinations.

Cash flows from financing activities

Net cash provided by financing activities was $72.9 million for the year ended December 31, 2015 compared to $3.2 million for the year ended December 31, 2014 and cash used in financing activities of $1.5 million for the year ended December 31, 2013. Net cash provided in 2015 was primarily the result of amending our credit agreement, resulting in increased borrowing capacity to support operations and continuing acquisitions. During the twelve months ended December 31, 2015, our term loan balance increased $25.3 million on a net basis and our delayed draw term loan balance increased $50.0 million in support of those initiatives. We also received proceeds from vehicle and equipment notes payable of $21.3 million to finance the expansion of our fleet, offset by $9.7 million in principal payments on capital lease obligations, $6.1 million to repurchase 315,000 shares of our common stock, $4.1 million in principal payments on long term debt, and $3.2 million in principal payments on acquisition-related obligations. Net cash provided in 2014 was primarily the result of net proceeds from our IPO and secondary offerings of $87.6 million and $14.4 million, respectively, in addition to $25.0 million of proceeds from our previous credit agreement. Cash provided from these activities was offset by the redemption of our Redeemable Preferred Stock of $75.7 million, net payments on our previous credit agreement of $27.3 million, vehicle capital lease principal payments of $9.4 million, the repurchase of common stock of $5.3 million, and cash payments for offering costs related to our IPO and secondary public offerings of $4.4 million. Net cash used in 2013 was primarily the result of vehicle capital lease principle payments to support our growing business of $6.6 million and cash payments for offering costs related to our IPO of $4.4 million, offset by proceeds from our previous credit agreement of $10.0 million.

Capital expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Total capital expenditures were $27.3 million, $6.2 million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, and primarily related to purchases of vehicles and various equipment to support our operations and increased net revenue. We expect to continue to support any increases in 2016 net revenue through further capital expenditures. Subsequent to September 30, 2014, we began financing a significant portion of our capital expenditures under the Master Loan Agreement or the Master Equipment Agreement (each as defined below in Vehicle and Equipment Notes), which allow us to benefit from depreciation for tax purposes. These arrangements require us to pay cash up front for vehicles and equipment. We are reimbursed for the upfront cash payments after the assets are financed under the agreements. Of the $27.3 million in capital expenditures during the twelve months ended December 31, 2015, $21.3 million was converted to a financing arrangement by December 31, 2015 under the Master Loan Agreement or Master Equipment Agreement and we expect another $2.7 million of 2015 expenditures to be financed in 2016. During the year ended December 31, 2014, we obtained the majority of our new vehicles and equipment through capital lease arrangements for which there is no immediate cash outflow. As a result, cash outflows from investing activities during the year ended December 31, 2015 were significantly higher than during the year ended December 31, 2014 and were partially offset by proceeds from vehicle and equipment notes payable.

Credit and Security Agreement

On February 29, 2016, we entered into the Credit and Security Agreement with a bank group, which provides for an aggregate commitment amount of $325.0 million, including a $100.0 million revolving credit facility, a $100.0 million term loan (which was borrowed at closing) and a delayed draw term loan facility providing for up to $125.0 million in additional term loan draws during the first year of the Credit and Security Agreement. The Credit and Security Agreement also includes an accordion feature which allows us, at our option but subject to lender and certain other approvals, to add up to an aggregate of $75.0 million in principal amount of term loans or additional revolving credit commitments, subject to the same terms as the revolving credit facility and term loan. As of February 29, 2016, there were approximately $12.3 million in letters of credit issued and no other borrowings outstanding under the revolving credit facility, and no borrowings under the delayed draw term loan facility. The Credit and Security Agreement matures on February 28, 2021.

The Credit and Security Agreement amends and restates the Prior Credit Agreement, which was scheduled to mature in April 2020. We used a portion of the funds from the Credit and Security Agreement to pay off the outstanding balances under our previous credit agreement. As of December 31, 2015, we were in compliance with all covenants of the Prior Credit Agreement.

Loans under the Credit and Security Agreement bear interest at either the eurodollar rate or the base rate, at our election, plus a margin based on the type of rate applied and the value (represented as a ratio) of our total debt to earnings. In addition to interest, we are required to pay commitment fees ranging from 0.200% to 0.300% per annum on the unused portion of the revolving credit facility and a ticking fee of 0.375% per annum on the unused portion of the delayed draw term loan facility until it is borrowed or February 28, 2017, whichever is earlier.

All of the obligations under the Credit and Security Agreement will be guaranteed by our existing and future direct and indirect material domestic subsidiaries, other than Suburban Insulation, Inc. (the “Guarantors”). Subject to certain restrictions, all of our and each Guarantor’s obligations under the Credit and Security Agreement are secured by: (1) all of our and each Guarantor’s tangible and intangible personal property and real property, excluding those assets pledged under capital leases and capital equipment loans; (2) a pledge of, and first priority perfected lien on, 100% of the capital stock or other equity interests of our and the Guarantors’ domestic subsidiaries; and (3) a negative pledge on all of our and each our Guarantor’s assets.

The Credit and Security Agreement contains covenants (as defined in the Credit and Security Agreement) that require us, commencing with the first quarter ending June 30, 2016, to (1) maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 and (2) maintain a leverage ratio of no greater than (a) 3.50 to 1.00 through December 30, 2016; (b) 3.25 to 1.00 on December 31, 2016 through June 29, 2017; (c) 3.00 to 1.00 on June 30, 2017 through December 30, 2017; (d) 2.75 to 1.00 on December 31, 2017 through June 29, 2018; and (e) 2.50 to 1.00 on June 30, 2018 and thereafter. The Credit and Security Agreement also contains various restrictive non-financial covenants and a provision that, upon an event of default (as defined by the Credit and Security Agreement), amounts outstanding under the Credit and Security Agreement would bear interest at the rate as determined above plus 2.0%.

See Note 15, Subsequent Events, of our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K for further information.

Vehicle and Equipment Notes

In 2014 and 2015, we entered into a Master Loan and Security Agreement (“Master Loan Agreement”) and a Master Equipment and Lease Agreement (“Master Equipment Agreement”), respectively, with various lenders to provide financing for the purpose of purchasing or leasing vehicles and equipment used in the normal course of business. Each financing arrangement under these agreements constitutes a separate note and obligation. Vehicles and equipment purchased or leased under each financing arrangement serve as collateral for the note applicable to such financing arrangement. Regular payments are due under each note for a period of typically 60 consecutive months after the incurrence of the obligation. The specific terms of each note are based on specific criteria, including the type of vehicle or equipment and the market interest rates at the time. No termination date applies to these agreements. The total aggregate balance under these agreements was $21.1 million and $1.3 million as of December 31, 2015 and 2014, respectively.

Letters of Credit and Bonds

We use letters of credit to secure our performance under our general liability and workers compensation insurance programs. Our workers compensation insurance program is considered a high deductible program whereby we are responsible for the cost of claims under approximately $0.8 million. If we do not pay these claims, our workers compensation insurance carriers are required to make these payments to the claimants on our behalf. Our general liability insurance program is considered a high deductible program whereby we are responsible for the cost of claims up to $2.0 million. If we do not pay these claims, our general liability insurance carrier is required to make these payments to the claimants on our behalf. As of December 31, 2015, we had $12.3 million of outstanding letters of credit including $0.3 million in cash securing our performance under these insurance programs. We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. As of December 31, 2015, we had approximately

12 performance bonds outstanding, totaling approximately $1.6 million. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. As of December 31, 2015, we had 240 permit and license bonds outstanding, totaling approximately $3.9 million. Permit and license bonds are typically issued for one year and are required by certain municipalities when we obtain licenses and permits to perform work in their jurisdictions.

Capped Call Agreement

Certain of our stockholders entered into a capped call agreement with the underwriters of the secondary offering of our common stock completed on June 17, 2014. This agreement provides that these stockholders have the option to call a total of approximately 1.1 million shares of our common stock at a capped price. The option can be exercised within specific dates based on the then current price of the underlying shares and will be settled in cash. The capped call agreement is between the stockholders and the underwriters and does not represent compensation to the stockholders for services rendered to us. The price paid for the option represents the fair value of that transaction and we are not a party to the agreement. Accordingly, we have not recorded any expense related to this transaction.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2015. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. In addition, our unrecognized tax benefits under ASC 740, “Income Taxes,” have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.

	Payments due by period
(in thousands)	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations (1)	$134,188	$12,573	$13,902	$13,984	$15,685	$73,497	$4,547
Capital lease obligations (2)	22,993	9,766	6,600	3,982	2,554	91	—
Operating lease obligations (3)	22,491	8,379	5,981	3,120	2,069	1,704	1,238
Purchase Obligations (4)	48,830	48,830	—	—	—	—	—

(1)	Long-term debt obligations include principal and interest payments on the term loan and delayed draw term loan under the Prior Credit Agreement as of December 31, 2015. See Item 8, Financial Statements, Note 5, Long-Term Debt, for information on the Prior Credit Agreement. Long-term debt obligations also include principal and interest payments on various notes payable to sellers of acquired businesses and to financial institutions for financing vehicle and equipment purchases, with interest estimated using current market rates, maturing through March 2025. See Item 8, Financial Statements, Note 5, Long-Term Debt, for information on our Vehicle and Equipment Notes.
(2)	We maintain certain production vehicles under a capital lease structure. The leases expire on various dates through May 2020. Capital lease obligations, as disclosed above, include estimated interest expense payments. In determining expected interest expense payments, we utilize the current market rate.
(3)	We lease certain locations, vehicles and equipment under operating lease agreements, including, but not limited to, corporate offices, branch locations and various office and operating equipment. In some instances, these location lease agreements exist with related parties. See Note 10, Related Party Transactions, of our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K for further information.
(4)

As of December 31, 2015, we had two product supply contracts, one extending through December 31, 2016 and one extending through August 31, 2017, which has been suspended through December 31, 2016. Our obligations for both contracts are based on quantity without a specific rate applied and therefore are not quantifiable. The amounts in the above table represent our best estimate as to the prices that will be payable for the minimum volume of purchases that must be made under the contract extending through December 31, 2016.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, other than operating leases and purchase obligations described above, letters of credit issued under our revolving credit facility and performance and license bonds, we had no material off-balance sheet arrangements with unconsolidated entities.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported using different assumptions or under different conditions. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. We provide discussion of our more significant accounting policies, estimates, assumptions and judgments used in preparation of our consolidated financial statements below.

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

Business Combinations

The purchase price for business combinations is allocated to the estimated fair values of acquired tangible and intangible assets, including goodwill, and assumed liabilities, where applicable. Additionally, we recognize customer relationships, trademarks and trade names, and non-competition agreements as identifiable intangible assets. These assets are recorded at fair value as of the transaction date. The fair value of these intangibles is determined primarily using the income approach and using current industry information which involves significant unobservable inputs classified as Level 3 inputs. These inputs include projected sales, margin, and tax rate.

At times, the total purchase price for a business combination could be less than the estimated fair values of acquired tangible and intangible assets. In these cases, we record a gain on bargain purchase within Other Expenses in the Consolidated Statements of Operations rather than goodwill in accordance with generally accepted accounting principles.

Insurance Liabilities

We carry insurance for a number of risks, including, but not limited to, workers’ compensation, general liability, vehicle liability, property and our obligation for employee-related health care benefits. Liabilities relating to claims associated with these risks are estimated by considering historical claims experience, including frequency, severity, demographic factors, and other actuarial assumptions. In estimating our liability for such claims, we periodically analyze our historical trends, including loss development, and apply appropriate loss development factors to the incurred costs associated with the claims with the assistance of external actuarial consultants. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our reserves and corresponding expenses could be affected if future claim experience differs significantly from historical trends and actuarial assumptions.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. We adopted this ASU effective January 1, 2015 and have concluded that it has not had a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Assets.” This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and will require an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the current guidance, entities are required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the new guidance. The new accounting guidance is effective for annual periods beginning after December 15, 2016 with early adoption permitted. We adopted ASU 2015-17 as of December 31, 2015 and applied the new guidance prospectively. Our deferred tax balances as of December 31, 2014 have not been revised. We have concluded this new ASU has not had and will not have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update amend the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted as of the standard’s issuance date. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are still evaluating whether this ASU will have a material impact on our consolidated financial statements.

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

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of December 31, 2015, we had approximately $48.1 million outstanding under the term loan under the Prior Credit Agreement, $50.0 million outstanding under the delayed draw term loan under the Prior Credit Agreement and $5.6 million outstanding under various capital leases subject to variable interest rates. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $1.0 million.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during 2015 or 2014. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management, under the supervision of the principal executive officer and the principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).” Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Installed Building Products, Inc. and subsidiaries

Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Installed Building Products, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit) and redeemable instruments and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Installed Building Products, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Columbus, Ohio

March 9, 2016

INSTALLED BUILDING PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31,
	2015	2014
ASSETS
Current assets
Cash	$6,818	$10,761
Accounts receivable (less allowance for doubtful accounts of $2,486 and $2,661 at December 31, 2015 and 2014, respectively)	103,198	72,280
Inventories	29,337	23,971
Other current assets	10,879	12,276

Total current assets	150,232	119,288
Property and equipment, net	57,592	39,370
Non-current assets
Goodwill	90,512	53,393
Intangibles, net	67,218	17,718
Other non-current assets	8,528	4,393

Total non-current assets	166,258	75,504

Total assets	$374,082	$234,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$10,021	$1,786
Current maturities of capital lease obligations	8,411	9,374
Accounts payable	50,867	46,584
Accrued compensation	14,488	11,311
Other current liabilities	13,635	7,501

Total current liabilities	97,422	76,556
Long-term debt	113,724	25,070
Capital lease obligations, less current maturities	12,031	17,508
Deferred income taxes	14,582	9,746
Other long-term liabilities	21,840	13,408

Total liabilities	259,599	142,288
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Common Stock; $0.01 par value: 100,000,000 authorized, 31,982,888 and 31,839,087 issued and 31,366,328 and 31,539,087 shares outstanding at December 31, 2015 and 2014, respectively (Note 7)	320	319
Additional paid in capital	156,688	154,497
Accumulated deficit	(31,142)	(57,659)
Treasury Stock; at cost: 616,560 and 300,000 shares at December 31, 2015 and 2014, respectively	(11,383)	(5,283)

Total stockholders’ equity	114,483	91,874

Total liabilities and stockholders’ equity	$374,082	$234,162

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years ended December 31,
	2015	2014	2013
Net revenue	$662,719	$518,020	$431,929
Cost of sales	474,426	377,968	322,241

Gross profit	188,293	140,052	109,688
Operating expenses
Selling	37,702	30,951	25,509
Administrative	99,375	80,678	67,194
Amortization	6,264	2,837	3,057
Other	—	—	850

Operating income	44,952	25,586	13,078
Other expense (income)
Interest expense	3,738	3,166	2,257
Other	(716)	(167)	(33)

	3,022	2,999	2,224

Income before income taxes	41,930	22,587	10,854
Income tax provision	15,413	8,607	4,216

Net income from continuing operations	26,517	13,980	6,638

Discontinued operations
Loss from discontinued operations	—	78	960
Income tax benefit	—	(30)	(362)

Loss from discontinued operations, net of income taxes	—	48	598

Net income	26,517	13,932	6,040

Accretion charges on redeemable preferred stock	—	(19,897)	(6,223)

Net income (loss) attributable to common stockholders	$26,517	$(5,965)	$(183)

Basic and diluted net income (loss) per share attributable to common stockholders:
Income (loss) per share from continuing operations	$0.85	$(0.20)	$0.02
Loss from discontinued operations	—	—	(0.03)

Net income (loss) per share	$0.85	$(0.20)	$(0.01)

Weighted average shares outstanding:
Basic	31,298,163	30,106,862	22,033,901
Diluted	31,334,569	30,106,862	22,033,901

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE INSTRUMENTS

(in thousands, except share amounts)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Treasury Shares		Stockholders’ (Deficit) Equity	Redeemable
								Preferred Stock		Common Stock
	Shares	Amount			Shares	Amount		Shares	Amount	Shares	Amount
BALANCE—January 1, 2013	16,183,901	$162	$3,959	$(11,603)	—	$—	$(7,482)	1,000	$49,615	5,850,000	$17,246
Net income				6,040			6,040
Accretion of Redeemable Preferred to Redemption Value			(3,959)	(2,264)			(6,223)		6,223
Adjustments to Redeemable Common Stock fair value measurement				(63,764)			(63,764)				63,764

BALANCE—January 1, 2014	16,183,901	$162	$—	$(71,591)	—	$—	$(71,429)	1,000	$55,838	5,850,000	$81,010

Net income				13,932			13,932
Initial Public Offering (IPO)	8,567,500	86	78,863				78,949
Secondary Public Offering	1,214,196	12	14,280				14,292
Redemption of Redeemable Preferred Stock								(1,000)	(75,735)
Termination of Redemption Feature Upon IPO	5,850,000	58	89,309				89,367			(5,850,000)	(89,367)
Accretion of Redeemable Preferred to Redemption Value			(19,897)				(19,897)		19,897
Adjustments to Redeemable Common Stock fair value measurement			(8,357)				(8,357)				8,357
Share-Based Compensation issued to Directors	23,490	1	299				300
Common Stock Repurchase					(300,000)	(5,283)	(5,283)

BALANCE—January 1, 2015	31,839,087	$319	$154,497	$(57,659)	(300,000)	$(5,283)	$91,874	—	$—	—	$—

Net income				26,517			26,517
Issuance of Restricted Stock Awards to Employees	130,613	1	(1)				—
Surrender of Restricted Stock Awards by Employees					(1,560)		—
Share-Based Compensation Expense			1,816				1,816
Share-Based Compensation issued to Directors	13,188		300				300
Tax Benefit from Stock Plan			76				76
Common Stock Repurchase					(315,000)	(6,100)	(6,100)

BALANCE—December 31, 2015	31,982,888	$320	$156,688	$(31,142)	(616,560)	$(11,383)	$114,483	—	$—	—	$—

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$26,517	$13,932	$6,040
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	16,975	12,174	8,374
Amortization of intangibles	6,264	2,837	3,057
Amortization of deferred financing costs	264	159	175
Provision for doubtful accounts	919	1,900	1,038
Write-off of debt issuance costs	—	233	—
Gain on sale of property and equipment	(409)	(460)	(372)
Gain on bargain purchase	(1,116)	—	—
Noncash stock compensation	2,116	300	—
Deferred income taxes	(1,515)	(378)	(1,782)
Other	—	(490)	(292)
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(17,526)	(10,688)	(12,777)
Inventories	(2,846)	(2,925)	(2,945)
Other assets	823	(5,121)	(2,270)
Accounts payable	(2,511)	4,585	3,902
Income taxes receivable (payable)	3,592	(1,678)	(2,602)
Other liabilities	3,000	5,222	4,678

Net cash provided by operating activities	34,547	19,602	4,224

Cash flows from investing activities
Restricted cash	—	1,708	95
Purchases of property and equipment	(27,305)	(6,176)	(2,665)
Acquisitions of businesses, net of cash acquired of $926, $53 and $0 in 2015, 2014 and 2013, respectively	(84,274)	(12,364)	(1,181)
Proceeds from sale of property and equipment	634	689	1,240
Other	(420)	—	—

Net cash used in investing activities	(111,365)	(16,143)	(2,511)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net of costs	—	87,645	—
Proceeds from secondary public offering of common stock, net of costs	—	14,418	—
Redemption of Redeemable Preferred Stock	—	(75,735)	—
Net payments on previous revolving line of credit	—	(27,269)	10,038
Proceeds from new revolving line of credit	149,350	—	—
Payments on new revolving line of credit	(149,350)	—	—
Proceeds from previous term loan	—	25,000	—
Payments on previous term loan	(24,688)	—	—
Proceeds from new term loan	50,000	—	—
Proceeds from delayed draw term loan	50,000	—	—
Proceeds from vehicle and equipment notes payable	21,334	—	—
Debt issuance costs	(758)	(714)	—
Principal payments on long term debt	(4,088)	(1,081)	(513)
Principal payments on capital lease obligations	(9,674)	(9,364)	(6,625)
Acquisition-related obligations	(3,151)	—	—
Payments for deferred initial public offering costs	—	(4,254)	(4,446)
Payments for deferred secondary public offering costs	—	(126)	—
Repurchase of common stock	(6,100)	(5,283)	—

Net cash provided by (used in) financing activities	72,875	3,237	(1,546)

Net change in cash	(3,943)	6,696	167
Cash at beginning of year	10,761	4,065	3,898

Cash at end of year	$6,818	$10,761	$4,065

Supplemental disclosures of cash flow information
Net cash paid during the year for:
Interest	$3,287	$2,669	$2,038
Income taxes, net of refunds	13,493	9,134	8,254
Supplemental disclosure of noncash investing and financing activities
Vehicles capitalized under capital leases and related lease obligations	3,379	14,583	17,123
Seller obligations in connection with acquisition of businesses	13,180	3,544	300
Unpaid offering costs	—	—	710

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Installed Building Products, Inc. (“IBP”), a Delaware corporation formed on October 28, 2011, and its wholly owned subsidiaries (collectively referred to as the “Company” and “we”, “us” and “our”), primarily install insulation, garage doors, rain gutters, shower doors, closet shelving and mirrors, and other products for residential and commercial builders located in the continental United States. The Company operates in over 100 locations within the continental United States and its corporate office is located in Columbus, Ohio.

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

	Years ended December 31,
	2015	2014	2013
Residential new construction and repair and remodel	89%	89%	89%
Commercial construction	11	11	11

	100%	100%	100%

The following is a summary of the annual percentage of installation net revenue by product category:

	Years ended December 31,
	2015	2014	2013
Insulation	78%	76%	74%
Garage doors	6	7	8
Shower doors, shelving and mirrors	5	6	6
Rain gutters	5	6	6
Other building products	6	5	6

	100%	100%	100%

2014 Initial Public Offering (“IPO”)

On February 10, 2014, in anticipation of our IPO, we executed a 19.5-for-one stock split of our common stock, which consisted of 1,129,944 shares of common stock issued and outstanding immediately prior to the stock split. The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented. Following the split, we had 22,033,901 stock-split adjusted shares of common stock issued and outstanding.

On February 19, 2014, we completed an IPO of our common stock, which resulted in the sale of 8,567,500 shares. We received total proceeds from the IPO of $94,242 based upon the price of $11.00 per share. We used $6,597 of the proceeds from our IPO to pay underwriting fees, $75,735 to redeem our Series A Preferred Stock, $0.01 par value per share (the “Redeemable Preferred Stock”), and $11,910 to pay down our revolving credit facility. Our common stock is listed on The New York Stock Exchange under the symbol “IBP.”

2014 Secondary Public Offering

On June 17, 2014, we completed a secondary offering of 9,314,196 shares of our common stock at a public offering price of $12.50 per share. The total offering size reflects 8,100,000 shares of common stock offered and sold on behalf of certain selling stockholders (the “Selling Stockholders”) and 1,214,196 shares that were offered and sold by us pursuant to the exercise of the underwriters’ option to purchase additional shares. We did not

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receive any proceeds from the sale of shares by the Selling Stockholders. However, we received $14,418, after deducting underwriting discounts but before estimated offering expenses payable by us, from the exercise of the underwriters’ option to purchase additional shares.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include all of our wholly owned subsidiaries and majority owned subsidiaries. The non-controlling interest relating to a majority owned subsidiary is not significant for presentation. All intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

We consider all highly-liquid investments purchased with original term to maturity of three months or less to be cash equivalents. All such items referenced herein are classified as cash and we have no items classified as cash equivalents as of the years ended December 31, 2015 or 2014. Substantially all cash is held in two banks at December 31, 2015. The banks provide FDIC coverage of $0.25 million per depositor.

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

At times, the total purchase price for a business combination could be less than the estimated fair values of acquired tangible and intangible assets. In these cases, we record a gain on bargain purchase within Other Expenses in the Consolidated Statements of Operations rather than goodwill in accordance with generally accepted accounting principles.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

We account for trade receivables based on amounts billed to customers. Past due receivables are determined based on contractual terms. We do not accrue interest on any of our trade receivables.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The allowance is determined by management based on our historical losses, specific customer circumstances, and general economic conditions. We analyze aged accounts receivable and generally increase the allowance as receivables age. Management reviews accounts receivable and records an allowance for specific customers based on current circumstances and charges off the receivable against the allowance when all attempts to collect the receivable have failed. This analysis is performed regularly and the allowance is adjusted accordingly. The following sets forth our allowance for doubtful accounts (in thousands):

Allowance for doubtful accounts receivable
January 1, 2013	$1,412
Charged to costs and expenses	1,038
Charged to other accounts (1)	479
Deductions (2)	(1,191)

December 31, 2013	$1,738

Charged to costs and expenses	1,900
Charged to other accounts (1)	292
Deductions (2)	(1,269)

December 31, 2014	$2,661

Charged to costs and expenses	919
Charged to other accounts (1)	533
Deductions (2)	(1,627)

December 31, 2015	$2,486

(1)	Recovery of receivables previously written off as bad debt and other
(2)	Write-off of uncollectible accounts receivable

Concentration of Credit Risk

Credit risk is our risk of financial loss from the non-performance of a contractual obligation on the part of our counterparty. Such risk arises principally from our receivables from customers and cash and bank balances. Substantially all of our trade accounts receivable are from entities engaged in residential and commercial construction. We perform periodic credit evaluations of our customers’ financial condition. The general credit risk of our counterparties is not considered to be significant. In addition, no individual customer made up more than 3% of accounts receivable or 4% of net revenue for the years ended December 31, 2015, 2014 and 2013.

Inventories

Inventories consist of insulation, garage doors, rain gutters, shower doors, mirrors, closet shelving and other products. We install these products but do not manufacture them. We value inventory at the lower of cost or market with cost determined using the first-in, first-out (“FIFO”) method. As of December 31, 2015 and 2014, all inventory was finished goods.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Other Intangible and Long-Lived Assets

Other intangible assets consist of customer relationships, non-competition agreements and business trademarks and trade names. Amortization of finite lived intangible assets is recorded to reflect the pattern of economic benefits based on projected revenues over their respective estimated useful lives (customer relationships—eight to 15 years, non-competition agreements—two to five years and business trademarks and trade names—eight to 15 years). We do not have any indefinite-lived intangible assets other than goodwill.

We review long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. There was no impairment loss for the years ended December 31, 2015, 2014 and 2013.

Other Liabilities

Our workers’ compensation insurance is primarily under a high-deductible insurance policy and our general liability insurance is under a self-insured retention program (“SIR”). We are insured for covered claims above the deductible and SIR. The liabilities represent our best estimate of our costs, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

claims incurred through December 31, 2015 and 2014. We establish case reserves for reported claims using case-basis evaluation of the underlying claims data and we update as information becomes known. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $2.3 million, $1.6 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in selling expense on the Consolidated Statements of Operations.

Other Operating Expenses

We recorded $1.4 million of settlement expenses in 2013 related to two lawsuits against us, of which approximately $0.9 million was included in Other operating expenses and $0.5 million was included in Administrative operating expenses during the year ended December 31, 2013. All expenses were paid by December 31, 2014.

Deferred Financing Costs

Deferred financing costs totaling $1.1 million and $0.6 million, net are amortized over the term of the related debt on a straight-line basis which approximates the effective interest method and are included in other non-current assets on the Consolidated Balance Sheets as of December 31, 2015 and 2014, respectively. The related amortization expense of these costs was $0.3 million, $0.2 million and $0.2 million and is included in interest expense on the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, respectively. We also wrote off the remaining loan costs associated with our old credit agreement upon entering into our previous credit agreement. These costs of $0.2 million are included in interest expense on the Consolidated Statements of Operations for the year ended December 31, 2014. See Note 5, Long-Term Debt, for more information on our credit agreement.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Insurance Liabilities

We carry insurance for a number of risks, including, but not limited to, workers’ compensation, general liability, vehicle liability, property and our obligation for employee-related health care benefits. Liabilities relating to claims associated with these risks are estimated by considering historical claims experience, including frequency, severity, demographic factors, and other actuarial assumptions. In estimating our liability for such claims, we periodically analyze our historical trends, including loss development, and apply appropriate loss development factors to the incurred costs associated with the claims with the assistance of external actuarial consultants. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our reserves and corresponding expenses could be affected if future claim experience differs significantly from historical trends and actuarial assumptions.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, the amount of taxes currently payable or refundable are accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of our assets and liabilities.

Valuation allowances are established against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, the ability to produce future taxable income, prudent and feasible tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future federal and state pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Discontinued Operations

We continually review each of our markets in order to refine our overall investment strategy and optimize capital and resource allocations in an effort to enhance our financial position and increase our value. If a component of the Company or a group of components of the Company are disposed, we will report the activities of the component or group of components in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on our operations and financial results. Customers of discontinued locations will not be served by other locations. There were no material assets or liabilities related to our discontinued operations as of December 31, 2015 or 2014. Discontinued operations were not segregated in the Consolidated Statements of Cash Flows.

This policy was implemented upon the adoption of ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” on January 1, 2015. Prior to the adoption of the new standard, we performed a review of both external market factors and our position in each market. We did not discontinue any operations during the year ended December 31, 2014 and all expenses incurred during that period relate to operations discontinued in prior periods. During the year ended December 31, 2013, we elected to discontinue operations in certain underperforming markets.

Estimated Fair Value of Financial Instruments

Accounts receivable, accounts payable, and accrued liabilities as of December 31, 2015 and 2014 approximate their fair value due to the short-term maturities of these financial instruments. The carrying amounts of the long-term debt, including the term loan, delayed draw term loan and revolving credit facility, under the Prior Credit Agreement and the Term Loan, Delayed Draw Term Loan Facility and Revolving LOC under the new Credit and Security Agreement, approximate their fair values as of December 31, 2015 and 2014 due to the short term maturities of the underlying variable rate LIBOR agreements. The carrying amount of the obligations associated with our capital leases approximate fair value as of December 31, 2015 and 2014 because the associated assets generate sufficient cash to settle the obligations. All debt classifications represent value measurements.

Recently Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this update change the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. We adopted this ASU effective January 1, 2015 and have concluded that it has not had a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Assets.” This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and will require an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the current guidance, entities are required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

new guidance. The new accounting guidance is effective for annual periods beginning after December 15, 2016 with early adoption permitted. We adopted ASU 2015-17 as of December 31, 2015 and applied the new guidance prospectively. Our deferred tax balances as of December 31, 2014 have not been revised. We have concluded this new ASU has not had and will not have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest.” The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are still evaluating whether this ASU will have a material impact on our consolidated financial statements.

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

In August 2015, the FASB issued ASU 2015-15, “Imputation of Interest (Subtopic 835-30).” This ASU amends ASU 2015-03 regarding the presentation and subsequent measurement of debt issuance costs related to line of credit arrangements. Specifically, it provides guidance for deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are still evaluating whether this ASU will have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805).” This ASU requires an acquirer to retrospectively adjust provisional amounts recognized in a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in this update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement-period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We are still evaluating whether this ASU will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update amend the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted as of the standard’s issuance date. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are still evaluating whether this ASU will have a material impact on our consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2015	2014
Land	$66	$66
Buildings	218	218
Leasehold improvements	4,431	4,028
Furniture, fixtures and equipment	23,177	17,814
Vehicles and equipment	100,657	75,731

	128,549	97,857
Less: accumulated depreciation and amortization	(70,957)	(58,487)

	$57,592	$39,370

Property and equipment as of December 31, 2015 and 2014 of $36.5 million and $37.0 million, respectively, were fully depreciated but still being utilized in our business. Depreciation and amortization expense during the years ended December 31, 2015, 2014 and 2013 was $17.0 million, $12.2 million and $8.4 million, respectively.

NOTE 4 – GOODWILL AND INTANGIBLES

Goodwill

The change in carrying amount of goodwill was as follows (in thousands):

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)
January 1, 2014	$119,332	$(70,004)	$49,328
Business combinations	4,065	—	4,065

December 31, 2014	123,397	(70,004)	53,393
Business combinations	37,119	—	37,119

December 31, 2015	$160,516	$(70,004)	$90,512

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At October 1, 2015, our measurement date, we performed a qualitative analysis that weighed all evidence of potential impairment, whether positive or negative, and determined that no factors existed that indicated an impairment more likely than not existed. No impairment of goodwill was recognized for the years ended December 31, 2015, 2014 or 2013. See Note 12, Business Combinations, for more information on goodwill increases from business combinations.

Intangibles, net

The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in thousands):

	As of December 31,
	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$62,399	$20,231	$42,168	$26,119	$16,151	$9,968
Covenants not-to-compete	5,729	847	4,882	883	202	681
Trademarks and tradenames	28,320	8,152	20,168	13,681	6,612	7,069

	$96,448	$29,230	$67,218	$40,683	$22,965	$17,718

There was no intangible asset impairment loss for the years ended December 31, 2015, 2014 and 2013.

The gross carrying amount of intangibles increased approximately $55.8 million and $7.0 million during the years ended December 31, 2015 and 2014, respectively. Intangibles associated with business combinations accounted for approximately $55.4 million and $7.1 million of the increases during the years ended December 31, 2015 and 2014, respectively, with the remaining changes due to other factors. See Note 12, Business Combinations, for more information. Amortization expense on intangible assets totaled approximately $6.3 million, $2.8 million and $3.1 million during the years ended December 31, 2015, 2014 and 2013, respectively. Remaining estimated aggregate annual amortization expense is as follows (in thousands):

2016	$9,290
2017	8,633
2018	8,392
2019	7,987
2020	7,394
Thereafter	25,522

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	As of December 31,
	2015	2014
Term loan	$48,125	$24,688
Delayed draw term loan	50,000	—
Vehicle and equipment notes	21,091	1,346
Various notes payable, maturing through March 2025; payable in various monthly installments, including interest rates ranging from 0.0% to 10.0%	4,529	822

	123,745	26,856
Less: current maturities	(10,021)	(1,786)

Long-term debt, less current maturities	$113,724	$25,070

As of December 31, 2015, we had $87.7 million of unused borrowing capacity under our $200.0 million credit agreement (the “Prior Credit Agreement”), and we had $12.3 million of letters of credit outstanding under the Prior Credit Agreement. We had no outstanding balance under the revolving line of credit under the Prior Credit Agreement at December 31, 2015 or 2014.

On February 29, 2016 we entered into an amended and restated Credit and Security Agreement with a bank group with an aggregate commitment of $325.0 million and a maturity date of February 21, 2021 (the “Credit and Security Agreement”). We used a portion of the funds from the Credit and Security Agreement to pay off the outstanding balances under our previous credit agreement. See Note 15, Subsequent Events for further information.

Vehicle and Equipment Notes

In 2014 and 2015, we entered into a Master Loan and Security Agreement (“Master Loan Agreement” and a Master Equipment Lease Agreement (“Master Equipment Agreement”) with various lenders to provide financing for the purpose of purchasing or leasing vehicles and equipment used in the normal course of business. Each financing arrangement under these agreements constitutes a separate note and obligation. Vehicles and equipment purchased or leased under each financing arrangement serve as collateral for the note applicable to such financing arrangement. Regular payments are due under each note for a period of typically 60 consecutive months after the incurrence of the obligation. The specific terms of each note are based on specific criteria, including the type of vehicle or equipment and the market interest rates at the time. No termination date applies to these agreements.

Total gross assets relating to our master loan agreements were $25.4 million and $1.4 million as of December 31, 2015 and 2014, respectively, none of which were fully depreciated as of December 31, 2015 and 2014, respectively. The net book value of assets under these agreements was $22.4 million and $1.3 million as of December 31, 2015 and 2014, respectively, net of accumulated depreciation of $3.0 million and $0.1 million as of December 31, 2015 and 2014, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Consolidated Statements of Operations.

NOTE 6 – FAIR VALUE MEASUREMENTS

Fair Values

Fair value is the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Estimated Fair Value of Financial Instruments

Accounts receivable, accounts payable, and accrued liabilities as of December 31, 2015 and 2014 approximate their fair value due to the short-term maturities of these financial instruments. The carrying amounts of the long-term debt, including the Term Loan, DDTL and LOC, under the Prior Credit Agreement and the Term Loan, Delayed Draw Term Loan Facility and Revolving LOC under the new Credit and Security Agreement approximate their fair values as of December 31, 2015 and 2014 due to the short term maturities of the underlying variable rate LIBOR agreements. The carrying amounts of the obligations associated with our capital leases approximate fair value as of December 31, 2015 and 2014 because the associated costs generate sufficient cash to settle the obligations.

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

Our Redeemable Preferred Stock was redeemed in February 2014 with proceeds from our initial public offering (“IPO”), eliminating the associated put option. In addition, the redeemable feature of our Redeemable Common Stock was terminated upon the IPO. As such, these balances were zero as of December 31, 2015 and 2014.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the year ended December 31, 2014 were as follows (in thousands):

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

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During each of the years ended December 31, 2015, 2014 and 2013, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis. See the “Impairment of Other Intangible and Long-Lived Assets” caption of Note 2, Significant Accounting Policies, for more information.

NOTE 7 – STOCKHOLDERS’ EQUITY AND REDEEMABLE INSTRUMENTS

As of December 31, 2015 and 2014, we had 5.0 million shares of preferred stock authorized with no shares issued or outstanding, 100.0 million shares of common stock authorized, approximately 32.0 million and 31.8 million shares of common stock issued and approximately 31.4 million and 31.5 million shares of common stock outstanding, all with par value of $0.01, and approximately 0.6 million and 0.3 million shares of treasury stock at cost, respectively.

In December 2014, we entered into a share repurchase agreement with Cetus Capital II, LLC, a related party, for the purchase of 300,000 shares of our common stock for an aggregate purchase price of $5.3 million, or $17.61 per share, which was the last reported sales price of the company’s common stock on December 11, 2014. The effect of these treasury shares reducing the number of common shares outstanding is reflected in our earnings per share calculation. For additional information on the related party relationship, see Note 10, Related Party Transactions.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2015, we entered into a share repurchase agreement with Installed Building Systems, Inc. (“IBS”), a related party, for the purchase of approximately 0.3 million shares of our common stock for a purchase price of approximately $6.1 million (or $19.23 per share, which represented a 7.5% discount to the last reported price of our common stock on March 13, 2015). The effect of these treasury shares reducing the number of common shares outstanding is reflected in our earnings per share calculation. For additional information on the related party relationship, see Note 10, Related Party Transactions.

NOTE 8 – EMPLOYEE BENEFITS

Healthcare

We participate in multiple healthcare plans, of which our primary plan is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual. Our healthcare benefit expense (net of employee contributions) was approximately $11.8 million, $8.1 million and $8.0 million for the years ended December 31, 2015, 2014 and 2013, respectively for all plans. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Consolidated Balance Sheets and was $1.5 million and $1.1 million as of December 31, 2015 and 2014, respectively.

Workers’ Compensation

We participate in multiple workers’ compensation plans. Under these plans, we use a high deductible program to cover losses above the deductible amount on a per claim basis. We accrue for the estimated losses occurring from both asserted and unasserted claims. Workers’ compensation liability for premiums is included in other current liabilities on the Consolidated Balance Sheets. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of IBNR. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. These claims are accounted for based on actuarial estimates of the undiscounted claims, including IBNR. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals.

Workers’ compensation expense totaled $12.0 million, $9.8 million and $5.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Workers’ compensation known claims and IBNR reserves included on the Consolidated Balance Sheets were as follows (in thousands):

	December 31, 2015	December 31, 2014
Included in other current liabilities	$3,263	$2,504
Included in other long-term liabilities	7,132	5,752

	$10,395	$8,256

We also had an insurance receivable for claims that exceeded the stop loss limit included on the Consolidated Balance Sheets. That receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	December 31, 2015	December 31, 2014
Included in other non-current assets	$1,542	$2,286

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Profit-Sharing Plans

We also participate in various profit-sharing and 401(k) plans. Certain plans provide that eligible employees can defer a portion of their wages into the trust, subject to current Internal Revenue Code rules and limitations. We provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. During the years ended December 31, 2015, 2014 and 2013, we recognized 401(k) plan expenses of $0.8 million, $0.7 million and $0.7 million, respectively, which is included in administrative expenses on the accompanying Consolidated Statements of Operations.

Share-Based Compensation

Directors

We periodically grant shares of restricted stock to members of our Board of Directors. Accordingly, we record compensation expense within administrative expenses on the Consolidated Statements of Operations at the time of the grant.

In 2015 and 2014, we granted approximately 13 thousand and 23 thousand shares of restricted stock, respectively, at a price of $22.74 and $12.77 per share, respectively (which represents market price on the grant dates), to non-employee members of our Board of Directors. Accordingly, for each of the years ended December 31, 2015 and 2014, we recorded $0.3 million in compensation expense related to these grants within administrative expenses on the Consolidated Statements of Operations. These shares effectively vested on the grant date since there is deemed to be no service period associated with these awards. The lack of a vesting or service period may not apply to any future share grants under our 2014 Omnibus Incentive Plan.

The weighted-average grant date fair value is the same as the issue price for all shares.

Employees

During the twelve months ended December 31, 2015, we granted approximately 0.1 million shares of restricted stock which vest between January 7, 2016 and March 31, 2016 for non-executive employees and in three equal installments (rounded to the nearest whole share) on each of March 31, 2016, March 31, 2017 and March 31, 2018 for certain officers. We recorded $1.8 million in compensation expense related to these grants within administrative expenses on the Consolidated Statements of Operations for the year ended December 31, 2015. No shares of restricted stock were awarded during the year ended December 31, 2014, and, accordingly, no expense was incurred.

Nonvested restricted stock for employees as of December 31, 2015 was as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Market Value Per Share
Nonvested restricted stock at December 31, 2014	—	$—
Granted	130,613	21.53
Vested	—	—
Forfeited	(1,560)	21.79

Nonvested restricted stock at December 31, 2015	129,053	$21.52

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015, there was $0.9 million of unrecognized compensation expense related to nonvested restricted stock. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 1.2 years. Shares forfeited are returned as treasury shares and available for future issuances.

As of December 31, 2015, approximately 2.8 million of the 3.0 million shares of common stock authorized for issuance were available for issuance under the 2014 Omnibus Incentive Plan.

NOTE 9 – INCOME TAXES

As of December 31, 2015, our tax years for 2012 through 2014 are subject to examination by the tax authorities. The provision for income taxes from continuing operations is comprised of (in thousands):

	Years ended December 31,
	2015	2014	2013
Current:
Federal	$13,939	$7,616	$5,289
State	2,989	1,369	677

	16,928	8,985	5,966
Deferred:
Federal	(1,255)	(676)	(1,554)
State	(260)	298	(196)

	(1,515)	(378)	(1,750)

Total tax expense	$15,413	$8,607	$4,216

The reconciliation between our effective tax rate on net income from continuing operations and the federal statutory rate is as follows (dollars in thousands):

	Years ended December 31,
	2015		2014		2013
Income tax at federal statutory rate	$14,676	35.0%	$7,905	35.0%	$3,799	35.0%
Stock Compensation	—	0.0%	—	0.0%	(97)	(0.9%)
Qualified Production Activity Deduction	(1,347)	(3.2%)	(694)	(3.1%)	(454)	(4.2%)
Other permanent items	(69)	(0.2%)	(272)	(1.2%)	7	0.1%
Change in valuation allowance	467	1.1%	585	2.6%	647	6.0%
Changes in uncertain tax positions	(559)	(1.3%)	—	0.0%	—	0.0%
State income taxes, net of federal benefit	2,245	5.4%	1,083	4.8%	314	2.9%

Total tax expense	$15,413	36.8%	$8,607	38.1%	$4,216	38.9%

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the net deferred tax asset or liability are as follows (in thousands):

	At December 31, 2015	At December 31, 2014
Deferred Tax Assets
Current
Accruals, prepaid items and allowances	$—	$208
Inventories	—	75

Current deferred tax assets	—	283
Long-term
Accrued reserves and allowances	648	—
Inventories	88	—
Property and equipment	2	1
Intangibles	180	—
Net operating loss carryforwards	2,999	1,925

Long-term deferred tax assets	3,917	1,926

Total deferred tax assets	3,917	2,209
Less: Valuation allowance	(1,974)	(1,506)

Net deferred tax assets	1,943	703
Deferred Tax Liabilities
Current
Accruals, prepaid items and allowances	—	(26)
Other	—	(59)

Current deferred tax liabilities	—	(85)
Long-term
Accrued reserves and allowances	(136)	—
Property and equipment	(1,475)	(327)
Intangibles	(5,626)	(783)
Investment in partnership	(8,757)	(9,206)
Other	(59)	—

Long-term deferred tax liabilities	(16,053)	(10,316)

Total deferred tax liabilities	(16,053)	(10,401)

Net deferred tax liabilities	$(14,110)	$(9,698)

We adopted ASU 2015-17 as of December 31, 2015 and applied the new guidance prospectively. Our deferred tax balances as of December 31, 2014 have not been revised. ASU 2015-17 allows for the classification of all deferred tax assets and liabilities as long-term.

As of December 31, 2015, we have federal and state income tax net operating loss (NOL) carryforwards of $8.0 million, the earliest of which expires in 2030.

Valuation Allowance

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets on a jurisdiction and by tax filing entity basis. A significant piece of objective negative evidence evaluated is cumulative losses incurred over the most recent three-year period. Such objective evidence limits our ability to consider other subjective positive evidence such as our projections for future growth.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on this evaluation, a valuation allowance has been recorded as of December 31, 2015 and 2014 for the net deferred tax assets recorded on certain of our wholly owned subsidiaries. Such deferred tax assets relate primarily to net operating losses that are not more likely than not realizable. However, the amount of the deferred tax asset considered realizable could be adjusted if our estimate of future taxable income during the carryforward period changes, or if objective negative evidence in the form of cumulative losses is no longer present. Additional weight may be given to subjective evidence such as our projections for growth in this situation.

Uncertain Tax Positions

We are subject to taxation in the United States and various state jurisdictions. As of December 31, 2015, our tax years for 2012 through 2014 are subject to examination by the tax authorities. A rollforward of the gross unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefit, January 1, 2014	$1,311
Increase as a result of tax positions taken during the period	2,545
Decrease as a result of tax positions taken during the period	(1,039)

Unrecognized tax benefit, December 31, 2014	2,817
Increase as a result of tax positions taken during the period	2,647
Decrease as a result of tax positions taken during the period	(1,415)
Decrease as a result of expiring statutes	(463)

Unrecognized tax benefit, December 31, 2015	$3,586

The amount of unrecognized tax benefits at December 31, 2015 that would affect the effective tax rate is $1.9 million. Interest expense and penalties accrued related to uncertain tax positions as of December 31, 2015 are $84 thousand.

We expect a decrease to the amount of unrecognized tax benefits (exclusive of penalties and interest) within the next twelve months of zero to $1.7 million.

Determining uncertain tax positions and the related estimated amounts requires judgment and carry estimation risk. If future tax law changes or interpretations should come to light, or additional information should become known, our conclusions regarding unrecognized tax benefits may change.

NOTE 10 – RELATED PARTY TRANSACTIONS

We sell installation services to other companies related to us through common or affiliated ownership and/or Board of Directors and/or management relationships. We also purchase services and materials and pay rent to companies with common or related ownership. See Note 11, Commitments and Contingencies, for future minimum lease payments to be paid to these related parties.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2015, 2014 and 2013, the amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Sales	$6,720	$6,026	$1,188
Purchases	480	3,100	10,292
Rent	598	600	671

During the second quarter of 2014, we appointed a new member to our Board of Directors who is the CEO of M/I Homes, Inc. (NYSE: MHO), one of our customers. As a result, we have included all sales to this customer in the above table beginning in the year ended December 31, 2014, which coincides with the year the member joined our Board of Directors.

At December 31, 2015 and 2014, we had related party balances of approximately $1.8 million and $1.3 million, respectively, included in accounts receivable on our Consolidated Balance Sheets. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc. accounted for $1.0 million and $0.6 million of the total accounts receivable, related party balances as of December 31, 2015 and 2014, respectively.

On March 13, 2015, we entered into a share repurchase agreement with IBS for the purchase of 0.3 million shares of our common stock. Jeff Edwards, our Chief Executive Officer, is the President of IBS and, in such role, has sole voting and dispositive power over the shares held by IBS and is deemed beneficial ownership in the shares of our common stock held by IBS. See Note 7, Stockholders’ Equity, for additional information.

In December 2014, we entered into a share repurchase agreement with Cetus Capital II, LLC (“Cetus”) for the purchase of 0.3 million shares of our common stock for an aggregate purchase price of $5.3 million. A member of our Board of Directors is affiliated with Cetus, thus classifying this as a transaction with a related party. See Note 7, Stockholders’ Equity, for additional information.

As a result of our acquisition of TCI Contracting, LLC (“TCI”) in 2012, one of our existing suppliers became classified as a related party until a change in ownership of the supplier resulted in an end to such classification during 2014. While still classified as a related party to us, purchases made from this supplier during the years ended December 31, 2014 and 2013 were approximately $2.6 million and $10.1 million, respectively, and are included in total related party purchases in the preceding table.

As of December 31, 2014, the Company maintained a receivable from IBP Holding Company, related to us through direct control by Jeff Edwards, in the amount of approximately $0.6 million. The receivable represented amounts owed to us for wages and related expenses paid by the Company during 2011 to former employees of IBP Holding Company and was included in other current assets on the Consolidated Balance Sheet as of December 31, 2014. During the year ended December 31, 2015, we received the full remaining balance and accordingly, no such receivable existed as of December 31, 2015.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Accrued General Liability

Accrued general insurance reserves included on the Consolidated Balance Sheets were as follows (in thousands):

	December 31, 2015	December 31, 2014
Included in other current liabilities	$1,304	$1,379
Included in other long-term liabilities	6,879	3,754

	$8,183	$5,133

We also had insurance receivables included on the Consolidated Balance Sheets that, in aggregate, offset an equal liability included within the reserve amounts noted above. The amounts were as follows (in thousands):

	December 31, 2015	December 31, 2014
Insurance receivable and indemnification asset for claims under a fully insured policy	$2,815	$—
Insurance receivable for claims that exceeded the stop loss limit	821	677

Total insurance receivables included in other non-current assets	$3,636	$677

Leases

We are obligated under capital leases covering vehicles and certain equipment. Total assets relating to capital leases were approximately $64.9 million and $65.2 million as of December 31, 2015 and 2014, respectively, and a total of approximately $19.1 million and $20.5 million were fully depreciated as of December 31, 2015 and 2014, respectively. The vehicle and equipment leases generally have terms ranging from four to six years. The net book value of assets under capital leases was approximately $22.1 and $28.8 million as of December 31, 2015 and 2014, respectively, net of accumulated depreciation of approximately $42.8 million and $36.4 million, respectively. Amortization of assets held under capital leases is included within cost of sales on the Consolidated Statements of Operations.

We also have several noncancellable operating leases, primarily for buildings, improvements, equipment, and certain vehicles. These leases generally contain renewal options for periods ranging from one to five years and require us to pay all executory costs such as property taxes, maintenance and insurance.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2015 are as follows (in thousands):

	Capital Leases	Operating Leases
		Related Party	Other	Total Operating
2016	$9,766	$593	$7,786	$8,379
2017	6,600	366	5,615	5,981
2018	3,982	155	2,965	3,120
2019	2,554	—	2,069	2,069
2020	91	—	1,704	1,704
Thereafter	—	—	1,238	1,238

	22,993	$1,114	$21,377	$22,491

Less: Amounts representing executory costs	(614)
Less: Amounts representing interest	(1,937)

Total obligation under capital leases	20,442
Less: Current portion of capital leases	(8,411)

Long term capital lease obligation	$12,031

Total rent expense under these operating leases for the years ended December 31, 2015, 2014 and 2013 was approximately $9.4 million, $7.9 million and $7.2 million, respectively, which is included in the Consolidated Statements of Operations as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Cost of Sales	$855	$733	$573
Administrative	8,507	7,138	6,598

Total	$9,362	$7,871	$7,171

Supply Contract Commitments

As of December 31, 2015, we had two product supply contracts, one extending through December 31, 2016 and one extending through August 31, 2017. The contract extending through August 31, 2017 has been suspended through December 31, 2016. Our obligations for both contracts are based on quantity without a specific rate applied and therefore are not quantifiable. We expect our quantity purchases to exceed the minimum quantity commitments for all years covered by the contracts. Actual purchases made under the contract extending through December 31, 2016 for the years ended December 31, 2015, 2014 and 2013 were approximately $61.0 million, $46.4 million and $16.6 million, respectively.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain that we will prevail in these matters. However, we do not believe that the ultimate outcome of any pending matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 12 – BUSINESS COMBINATIONS

As part of our ongoing strategy to increase market share in certain markets, we completed multiple business combinations during each of the years ended December 31, 2015, 2014 and 2013. The goodwill to be recognized in conjunction with these business combinations is attributable to expected improvement in the business of these acquired companies. We estimate approximately $24.0 million of the goodwill resulting from the 2015 acquisitions is expected to be deductible for tax purposes.

2015

On March 12, 2015, we acquired 100% of the stock and membership interests of nine different legal entities, collectively referred to as BDI Insulation (“BDI”). The purchase price consisted of cash of $30.7 million and seller obligations of $5.8 million. Revenue and net income since the date of acquisition included in our Consolidated Statement of Operations for the year ended December 31, 2015 were $32.5 million and $2.0 million, respectively.

On April 6, 2015, we acquired 100% of the common stock of C.Q. Insulation Inc. (“CQ”). The purchase price consisted of cash of $5.2 million and seller obligations of $2.3 million, of which approximately $1.8 million was contingent upon certain requirements of the seller. All requirements were met and the full amount was paid during the year ended December 31, 2015. Revenue and net income since the date of acquisition included in our Consolidated Statement of Operations for the year ended December 31, 2015 were $7.8 million and $0.6 million, respectively.

On June 1, 2015, we acquired substantially all of the assets of Layman Brothers Contracting (“Layman”). The purchase price consisted of cash of $9.1 million and seller obligations of $0.6 million. Revenue and net income since the date of acquisition included in our Consolidated Statement of Operations for the year ended December 31, 2015 were $8.2 million and $0.5 million, respectively.

On July 1, 2015, we acquired substantially all of the assets of EcoLogic Energy Solutions (“EcoLogic”). The purchase price consisted of cash of $3.0 million and seller obligations of $0.5 million. Revenue and net income (loss) since the date of acquisition included in our Consolidated Statement of Operations for the year ended December 31, 2015 were $3.9 million and $(0.2) million, respectively.

On August 10, 2015, we acquired 100% of the common stock of Eastern Contractor Services (“Eastern”). The purchase price consisted of cash of $24.2 million and seller obligations of $2.9 million. Revenue and net income since the date of acquisition included in our Consolidated Statement of Operations for the year ended December 31, 2015 were $7.4 million and $0.3 million, respectively.

On November 9, 2015, we acquired substantially all of the assets of Sierra Insulation Contractors, Inc. (“Sierra”) and Eco-Tect Insulation, Inc. (“Eco-Tect”). The purchase price consisted of cash of $3.2 million and seller obligations of $0.5 million. Revenue and net income since the date of acquisition included in our Consolidated Statement of Operations for the year ended December 31, 2015 were $0.8 million and $40 thousand, respectively.

On November 10, 2015, we acquired substantially all of the assets of Overhead Door Company of Burlington (“Overhead Door”). The purchase price consisted of cash of $5.1 and seller obligations of $0.1 million. Revenue and net income since the date of acquisition included in our Consolidated Statement of Operations for the year ended December 31, 2015 were $1.0 million and $14 thousand, respectively.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 7, 2015, we acquired substantially all of the assets of BioFoam of North Carolina, LLC, d/b/a Prime Energy Group (“Prime Energy”). The purchase price consisted of cash of $4.7 million and seller obligations of $0.5 million. Revenue and net income since the date of acquisition included in our Consolidated Statement of Operations for the year ended December 31, 2015 were $0.6 million and $20 thousand, respectively.

2014

On March 24, 2014, we acquired 100% of the common stock of U.S. Insulation Corp. (“U.S. Insulation”). The purchase price consisted of cash of $2.0 million and seller obligations of $0.3 million. Revenue and net income since the date of acquisition included in our Consolidated Statement of Operations for the year ended December 31, 2014 were $9.7 million and $0.8 million, respectively.

On August 11, 2014, we acquired 100% of the common stock of Marv’s Insulation, Inc. (“Marv’s Insulation”). The purchase price consisted of cash of $1.4 million and seller obligations of $0.2 million. Revenue and net income since the date of acquisition included in our Consolidated Statement of Operations for the year ended December 31, 2014 were $1.5 million and $0.2 million, respectively.

On November 10, 2014, we acquired substantially all of the assets of Installed Building Systems (“IBS”). The purchase price consisted of cash of $9.0 million and seller obligations of $3.0 million. Revenue and net loss since the date of acquisition included in our Consolidated Statement of Operations for the year ended December 31, 2014 were $2.3 million and $5 thousand, respectively.

2013

On March 16, 2013, we acquired 100% of the membership interests of Ace Insulation Contractors, Inc. (“Ace”) and on November 1, 2013 we acquired 100% of the membership interest of KMB Contracting Services, Inc. (“KMB”). The purchase price of our 2013 acquisitions consisted of cash of $1.2 million and a seller obligation for $0.4 million. We combined Ace and KMB with existing branches upon acquisition and as such, we are unable to differentiate the results of operations between Ace, KMB, and the existing branches for the year ended December 31, 2013.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in thousands):

	2015						2014	2013
	BDI	CQ	Layman	Eastern	Other	Total
Estimated fair values:
Cash	$661	$100	$—	$165	$—	$926	$53	$—
Accounts receivable	4,735	1,423	1,293	2,768	4,093	14,312	4,666	213
Inventories	980	152	267	335	720	2,454	1,315	68
Other current assets	368	39	—	109	102	618	195	37
Property and equipment	1,006	190	733	1,364	1,574	4,867	1,576	338
Intangibles	21,280	4,350	5,330	13,871	10,534	55,365	7,111	1,332
Goodwill	16,213	3,035	3,095	9,904	4,774	37,021	4,065	182
Other non-current assets	3,736	—	—	322	60	4,118	—	—
Accounts payable and other current liabilities	(3,303)	(1,539)	(1,030)	(1,681)	(2,255)	(9,808)	(2,470)	(609)
Deferred income tax liabilities	(5,495)	—	—	—	(825)	(6,320)	(515)	—
Long-term debt	—	—	—	(82)	—	(82)	—	—
Other long-term liabilities	(3,736)	(238)	—	(1)	—	(3,975)	(35)	—

Fair value of assets acquired	36,445	7,512	9,688	27,074	18,777	99,496	15,961	1,561
Gain on bargain purchase	—	—	—	—	(1,116)	(1,116)	—	—

Total purchase price	36,445	7,512	9,688	27,074	17,661	98,380	15,961	1,561
Less seller obligations	5,765	2,319	600	2,875	1,621	13,180	3,544	380

Cash paid	$30,680	$5,193	$9,088	$24,199	$16,040	$85,200	$12,417	$1,181

Goodwill and Intangibles, net per the above table do not agree to the total gross increases of these assets, as shown in Note 4—Goodwill and Intangibles, to our audited consolidated financial statements included in this Form 10-K for the Company. Goodwill and intangibles, net for the Company were increased due to a small tuck-in acquisition and therefore do not appear in the above table. Intangibles, net also increased for other minor intangible assets added during the ordinary course of business.

The fair value of the net assets acquired, including identifiable intangible assets, relating to one of the business combinations included within the “Other” column in the above table was approximately $4.8 million, which exceeds the purchase price of $3.7 million. Accordingly, we recognized the excess of the fair value of the net assets acquired over purchase price paid of approximately $1.1 million as a gain on bargain purchase. The gain on bargain purchase was included in Other income in our Consolidated Statements of Operations. Prior to recognizing the gain, we reassessed the fair value of the assets acquired and liabilities assumed in the business combination including consultation with our external valuation experts. Assets were valued using the same methodology as our other business combinations, including the use of a discounted cash flow model as well as several other factors. We believe we were able to acquire this entity for less than the fair value of its net assets due to an absence of multiple bidders combined with the significant improvement of our purchasing power.

The provisional amounts for BDI originally reported in our Condensed Consolidated Balance Sheets included in our Quarterly Report on Form 10-Q for the period ended March 31, 2015 were adjusted to reflect the review and ongoing analysis of the fair value measurements. As a result of an independent appraisal, we increased goodwill by approximately $1.4 million and our seller obligations by approximately $0.3 million for an adjustment to the fair value of a working capital contingent liability. These adjustments, as well as various other insignificant adjustments, resulted in a total purchase price increase for BDI of approximately $0.3 million as reflected within the above table and were within applicable measurement period guidelines.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provisional amounts for CQ originally reported in our Condensed Consolidated Balance Sheets included in our Quarterly Report on Form 10-Q for the period ended June 30, 2015 were adjusted to reflect the review and ongoing analysis of the fair value measurements. As a result of an independent appraisal, we increased goodwill by approximately $0.5 million and our seller obligations by approximately $0.3 million for an adjustment to the fair value of a contingent consideration liability. These adjustments, as well as various other insignificant adjustments, resulted in a total purchase price increase for CQ of approximately $0.5 million as reflected within the above table and were within applicable measurement period guidelines.

Further adjustments to the allocation for all acquisitions described above are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed, and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, additional minor adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period.

Included in other noncurrent assets in the above table as of the year ended December 31, 2015 is an insurance receivable of $2.0 million and an indemnification asset associated with the acquisition of BDI in the amount of $1.7 million. These assets offset equal liabilities included in other long-term liabilities in the above table, which represent additional insurance reserves and an uncertain tax position liability for which we may be liable. All amounts are measured at their acquisition date fair value.

Estimates of acquired intangible assets related to the acquisitions are as follows (dollars in thousands):

	2015		2014		2013
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Customer relationships	$36,129	8	$4,708	14	$972	10
Trademarks and trade names	14,567	15	1,799	15	338	15
Non-competition agreements	4,668	5	604	5	22	5

Pro Forma Information (unaudited)

The unaudited pro forma information has been prepared as if the 2015 acquisitions had taken place on January 1, 2014, the 2014 acquisitions had taken place on January 1, 2013 and the 2013 acquisitions had taken place on January 1, 2012. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2014 and 2013, and the unaudited pro forma information does not purport to be indicative of future financial operating results (in thousands, except for per share data).

	Pro Forma for the years ended December 31,
	2015	2014	2013
Net revenue	$710,438	$637,434	$459,195
Net income	$28,083	$15,219	$6,811
Accretion charges on Series A Redeemable Preferred Stock	—	(19,897)	(6,223)

Net income (loss) attributable to common stockholders	$28,083	$(4,678)	$588
Net income (loss) per share attributable to common stockholders (basic and diluted)	$0.90	$(0.16)	$0.03

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro forma data for Parker Insulation and Building Products (“Parker”), a subsidiary of Eastern, is not included in the above table. Results for Parker represent an insignificant portion of the financial data of Eastern as a whole. We were unable to obtain complete financial data prior to the date of acquisition despite reasonable efforts. As a result, only financial information since the date of acquisition is included.

Unaudited pro forma net income has been calculated after adjusting our consolidated results to reflect additional intangible asset amortization expense of $3.3 million, $6.8 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, unaudited pro forma net income includes income tax effects of $0.9 million and $0.8 million for the years ended December 31, 2015 and 2014, respectively. We included approximately $1.0 million in transaction costs incurred by a seller resulting from a business combination occurring in the year ended December 31, 2015 in earnings for the year ended December 31, 2014 as though the acquisition occurred as of the beginning of the comparable period.

NOTE 13 – DISCONTINUED OPERATIONS

During the years ended December 31, 2015 and 2014, we did not discontinue operations in any of our markets since no closures representing a strategic shift in operations were made. During the year ended December 31, 2013, we made the decision to close our branches in Oklahoma City, Oklahoma and Williston, North Dakota along with our distribution facility in Hebron, Ohio. We have presented the operations of these closed branches as discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013.

All closures made during the year ended December 31, 2013 were made in order to optimize capital and resource allocations and enhance our financial position. We have no continuing involvement with or cash flows from the closed branches. Further, the customers associated with closed branches and other discontinued operations will not be served by other branches. A summary of operations we discontinued in these markets for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Net revenue	$—	$—	$765
Loss from discontinued operations, before income taxes	—	(78)	(960)
Income tax benefit	—	30	362

Loss from discontinued operations, after tax	$—	$(48)	$(598)

NOTE 14 – INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Diluted net income (loss) per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income (loss) per common share calculation when dilutive. Basic and diluted income (loss) per common share was as follows (in thousands, except share and per share data):

	Years ended December 31,
	2015	2014	2013
Net income (loss) attributable to common stockholders—basic and diluted	$26,517	$(5,965)	$(183)

Weighted average number of common shares outstanding	31,298,163	30,106,862	22,033,901
Dilutive effect of outstanding restricted stock awards after application of the
Treasury Stock Method	36,406	—	—

Diluted shares outstanding	31,334,569	30,106,862	22,033,901
Basic and diluted income (loss) per share attributable to common stockholders	$0.85	$(0.20)	$(0.01)

There were no common stock equivalents with a dilutive effect during the years ended December 31, 2014 and 2013. Loss attributable to common stockholders includes the accretion of Redeemable Preferred Stock in 2014 and 2013.

NOTE 15 – SUBSEQUENT EVENTS

Business Combination

On January 25, 2016, we acquired substantially all of the assets of Key Green Builder Services, LLC d/b/a Key Insulation for total consideration of approximately $5.6 million, subject to a working capital adjustment. The initial accounting for the business combination was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Annual Report on Form 10-K. As a result, disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time.

On February 2, 2016, we acquired substantially all of the assets of Marshall Insulation, LLC for total consideration of approximately $1.0 million, subject to a working capital adjustment. The initial accounting for the business combination was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Annual Report on Form 10-K. As a result, disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time.

On February 29, 2016, we acquired substantially all of the assets of Kern Door Company for total consideration of approximately $3.1 million, subject to a working capital adjustment. The initial accounting for the business combination was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Annual Report on Form 10-K. As a result, disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time.

New Credit Facility

On February 29, 2016, we entered into the Credit and Security Agreement with the lenders named therein and KeyBank National Association, as joint lead arranger, sole book runner, administrative agent, swing line lender and issuing lender. The Credit and Security Agreement amends and restates the Prior Credit and Security

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agreement, which was scheduled to mature in April 2020. We used a portion of the funds from the Credit and Security Agreement to pay off the outstanding balances under our previous credit agreement. The Credit and Security Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $325.0 million, exclusive of the available accordion feature, consisting of a $100.0 million revolving line of credit (the “Revolving LOC”), a $100.0 million term loan (the “Term Loan”), which was borrowed at closing, and a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) providing for up to $125.0 million in additional term loan draws during the first year of the Credit and Security Agreement. Under the Revolving LOC, up to an aggregate of $20.0 million will be available to us for the issuance of letters of credit and up to an aggregate of $5.0 million will be available to us for swing line loans. The Credit and Security Agreement also includes an accordion feature which allows us, at our option but subject to lender and certain other approvals, to add up to an aggregate of $75.0 million in principal amount of term loans or additional revolving credit commitments, subject to the same terms as the Revolving LOC and Term Loan. As of February 29, 2016, there were approximately $12.3 million in letters of credit issued and no other borrowings outstanding under the Revolving LOC, and no borrowings under the Delayed Draw Term Loan Facility.

The Term Loan amortizes in quarterly principal payments of $1.1 million starting on June 30, 2016, with the quarterly payment amount increasing to $2.5 million through December 31, 2020. Draws under the Delayed Draw Term Loan Facility convert to an amortizing term loan (the “DDTL Term Loan”) on the earlier of (1) the date the Delayed Draw Term Loan Facility is fully drawn and (2) February 28, 2017, when it will begin to amortize in quarterly principal payments equal (on a percentage basis) to the then-current amortization rate on the Term Loan. Draws under the Delayed Draw Term Loan Facility may be used only for acquisitions or major capital expenditures. In addition to scheduled amortization payments, if our leverage ratio for any fiscal year is greater than or equal to 3.00 to 1.00, we would be required to make additional payments on the Term Loan and DDTL Term Loan for such fiscal year in an amount of not less than 50% of our excess cash flow (as defined in the Credit and Security Agreement) for such fiscal year within 10 days of our delivery of the financial reports required under the Credit and Security Agreement. Any remaining unpaid balances of the Term Loan or the DDTL Term Loan Facility are due on February 28, 2021 (the “Maturity Date”).

Loans under the Credit and Security Agreement bear interest at either the eurodollar rate or the base rate, at our election, plus a margin based on the type of rate applied and the value (represented as a ratio) of our total debt to earnings. In addition to interest, we are required to pay commitment fees on the unused portion of the Revolving LOC. The commitment fee rate for the period from February 29, 2016 through August 31, 2016, will be 0.225%. Thereafter, the commitment fee rate, like the interest rate spreads, is subject to adjustment based on our leverage ratio, with possible future commitment fees ranging from 0.200% to 0.300% per annum. We are also required to pay a ticking fee of 0.375% per annum on the unused portion of the Delayed Draw Term Loan Facility until it is borrowed or the end of the Delayed Draw Term Loan Facility period on February 28, 2017.

All of the obligations under the Credit and Security Agreement will be guaranteed by our existing and future direct and indirect material domestic subsidiaries, other than Suburban Insulation, Inc. (the “Guarantors”). Subject to certain restrictions, all of our and each Guarantor’s obligations under the Credit and Security Agreement are secured by: (1) all of our and each Guarantor’s tangible and intangible personal property and real property, excluding those assets pledged under capital leases and capital equipment loans; (2) a pledge of, and first priority perfected lien on, 100% of the capital stock or other equity interests of our and each Guarantor’s domestic subsidiaries; and (3) a negative pledge on all of our and each Guarantor’s assets.

The Credit and Security Agreement contains covenants (as defined in the Credit and Security Agreement) that require us, commencing with the first quarter ending June 30, 2016, to (1) maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 and (2) maintain a leverage ratio of no greater than (a) 3.50 to 1.00 through December 30, 2016; (b) 3.25 to 1.00 on December 31, 2016 through June 29, 2017; (c) 3.00 to 1.00 on June 30, 2017

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

through December 30, 2017; (d) 2.75 to 1.00 on December 31, 2017 through June 29, 2018; and (e) 2.50 to 1.00 on June 30, 2018 and thereafter. The Credit and Security Agreement also contains various restrictive non-financial covenants and a provision that, upon an event of default (as defined by the Credit and Security Agreement), amounts outstanding under the Credit and Security Agreement would bear interest at the rate as determined above plus 2.0%.

NOTE 16 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited quarterly financial results for 2015 and 2014 is as follows (in thousands, except per share data):

2015
	March 31	June 30	September 30	December 31	Total Year
Net revenue	$129,948	$159,693	$181,579	$191,499	$662,719
Gross profit	34,126	46,282	53,417	54,468	188,293
Net income from continuing operations	1,242	6,507	9,481	9,287	26,517
Net income	1,242	6,507	9,481	9,287	26,517
Net income attributable to common stockholders	1,242	6,507	9,481	9,287	26,517

Net income per share (basic and diluted):
Income per share from continuing operations attributable to common stockholders	$0.04	$0.21	$0.30	$0.30	$0.85
Income per share attributable to common stockholders	$0.04	$0.21	$0.30	$0.30	$0.85

2014
	March 31 (a)	June 30	September 30	December 31	Total Year
Net revenue	$105,946	$126,348	$140,456	$145,270	$518,020
Gross profit	26,405	34,809	39,628	39,210	140,052
Net income from continuing operations	401	2,327	6,196	5,056	13,980
Net income	373	2,307	6,196	5,056	13,932
Net (loss) income attributable to common stockholders	(19,524)	2,307	6,196	5,056	(5,965)

Net (loss) income per share (basic and diluted):
(Loss) income per share from continuing operations attributable to common stockholders	$(0.75)	$0.08	$0.19	$0.16	$(0.20)
(Loss) income per share attributable to common stockholders	$(0.76)	$0.07	$0.19	$0.16	$(0.20)

(a)	Net loss attributable to common stockholders for the quarter ended March 31, 2014 included approximately $19.9 million of accretion of Redeemable Preferred Stock to its redemption value at the time of our IPO. Prior to the redemption, we accounted for the difference between the carrying amount of the Redeemable Preferred Stock and the redemption amount by increasing the carrying amount for the periodic accretion which reduces net income to arrive at net loss attributable to common stockholders.

Earnings-per-share amounts are computed independently each quarter for net income from continuing operations attributable to common stockholders and net income (loss) attributable to common stockholders. As a result, the sum of each quarter’s per-share amount may not equal the total per-share amount for the respective year, and the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net loss attributable to common stockholders for the respective quarters.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015 with the participation of the Company’s principal executive officer and principal financial officer as required by Exchange Act Rules 13a-15(b). Based on that the Company’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders (“2016 Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015 and is incorporated herein by reference.

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

The information required by this item will be set forth under the headings “Compensation of our Executive Officers and Directors” and “Compensation Committee Interlocks and Insider Participation” in our 2016 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in our Proxy Statement for our 2016 Annual Meeting of Stockholders, to be filed on or before April 30, 2016, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2016 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth under the heading “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in our 2016 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) The following documents are filed as a part of this Form 10-K:

1.	Financial Statements: The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, and the Report of Independent Registered Public Accounting Firm for Installed Building Products, Inc. are presented in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

2.	Financial Schedules: All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

3.	Exhibits: A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits and is incorporated by reference.

(b) See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2016

INSTALLED BUILDING PRODUCTS, INC.

/s/ Jeffrey W. Edwards
By:	Jeffrey W. Edwards President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey W. Edwards Jeffrey W. Edwards	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 9, 2016

/s/ Michael T. Miller Michael T. Miller	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 9, 2016

/s/ Todd R. Fry Todd R. Fry	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	March 9, 2016

/s/ Margot L. Carter Margot L. Carter	Director	March 9, 2016

/s/ Lawrence A. Hilsheimer Lawrence A. Hilsheimer	Director	March 9, 2016

/s/ Janet E. Jackson Janet E. Jackson	Director	March 9, 2016

/s/ J. Michael Nixon J. Michael Nixon	Director	March 9, 2016

/s/ Steven G. Raich Steven G. Raich	Director	March 9, 2016

/s/ Robert H. Schottenstein Robert H. Schottenstein	Director	March 9, 2016

/s/ Michael H. Thomas Michael H. Thomas	Director	March 9, 2016

INDEX TO EXHIBITS

Filed or Furnished With this Form 10-K for the Year Ended December 31, 2015

	Description	Incorporation by Reference
Exhibit Number		Form	File No.	Exhibit(s)	Filing Date	Filed or Furnished Herewith

3.1	Second Amended and Restated Certificate of Incorporation of Installed Building Products, Inc.	8-K	001-36307	3.1	02/25/2014

3.2	Amended and Restated Bylaws of Installed Building Products, Inc.	S-1 Amend. No. 2	333-193247	3.4	02/03/2014

4.1	Form of Common Stock Certificate of Installed Building Products, Inc.	S-1 Amend. No. 1	333-193247	4.1	01/27/2014

4.2	Rights Agreement, dated as of November 4, 2011, by and among OCM IBP Holdings, Inc., CCIB Holdco, Inc. and Cetus Capital II, LLC.	S-1	333-193247	4.2	01/09/2014

4.3	Recapitalization and Exchange Agreement by and between CCIB Holdco, Inc. and Cetus Capital II, LLC, dated as of November 4, 2011.	S-1 Amend. No. 1	333-193247	4.7	01/27/2014

4.4	Registration Rights Agreement dated as of November 6, 2013 by and among Installed Building Products, Inc., Cetus Capital II, LLC, IBP Investment Holdings, LLC, IBP Management Holdings, LLC and TCI Holdings, LLC.	S-1	333-193247	4.3	01/09/2014

4.5	Amendment No. 1 to the Recapitalization and Exchange Agreement, dated as of January 27, 2014.	S-1 Amend. No. 1	333-193247	4.8	01/27/2014

10.1	Contribution and Exchange Agreement, dated as of November 4, 2011, by and among CCIB Holdco, Inc., IBHL A Holding Company, Inc., IBHL B Holding Company, Inc. and IBP Holdings, LLC.	S-1	333-193247	10.12	01/09/2014

10.2	Membership Interest Purchase Agreement, dated as of August 31, 2012, by and among Installed Building Products, LLC, CCIB Holdco, Inc., and GNV Holdings, LLC (now known as TCI Holdings, LLC).	S-1	333-193247	10.13	01/09/2014

	Description	Incorporation by Reference
Exhibit Number		Form	File No.	Exhibit(s)	Filing Date	Filed or Furnished Herewith

10.3	Management Services and Fee Agreement, dated as of December 18, 2012, among Littlejohn Managers, LLC, Jeff Edwards, IBP Holding Company, GNV Holdings, LLC (now known as TCI Holdings, LLC) and CCIB Holdco, Inc.#	S-1	333-193247	10.14	01/09/2014

10.4	Termination of Management Services and Fee Agreement, dated November 22, 2013.#	S-1	333-193247	10.5	01/09/2014

10.5	Loan and Security Agreement with Bank of America, N.A., dated as of November 4, 2011.	S-1	333-193247	10.2	01/09/2014

10.6	First Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of April 20, 2012.	S-1	333-193247	10.3	01/09/2014

10.7	Second Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of August 31, 2012.	S-1	333-193247	10.4	01/09/2014

10.8	Third Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of October 22, 2012.	S-1	333-193247	10.5	01/09/2014

10.9	Fourth Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of December 21, 2012.	S-1	333-193247	10.6	01/09/2014

10.10	Fifth Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of July 30, 2013.	S-1	333-193247	10.7	01/09/2014

10.11	Sixth Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of January 27, 2014.	S-1 Amend. No. 2	333-193247	10.22	02/03/2014

10.12	Form of Indemnification Agreement for directors and officers.#	S-1 Amend. No. 1	333-193247	10.1	01/27/2014

10.13	Employment Agreement, dated as of November 1, 2013, by and between Installed Building Products, Inc. and Jeff Edwards.#	S-1	333-193247	10.20	01/09/2014

10.14	Installed Building Products, Inc. 2014 Omnibus Incentive Plan.#	S-1 Amend. No. 1	333-193247	10.21	01/27/2014

	Description	Incorporation by Reference
Exhibit Number		Form	File No.	Exhibit(s)	Filing Date	Filed or Furnished Herewith

10.15	Credit and Security Agreement dated, July 8, 2014, by and between Installed Building Products, Inc. and the lenders party thereto, and KeyBank National Association, as lead arranger, sole book runner, administrative agent, swing line lender and issuing lender.	8-K	001-36307	10.1	7/10/2014

10.16	Pledge Agreement, dated July 8, 2014, by Installed Building Products, Inc. in favor of KeyBank National Association, as administrative agent, under the Credit and Security Agreement dated July 8, 2014.	8-K	001-36307	10.2	7/10/2014

10.17	Security Agreement, dated July 8, 2014, by each domestic subsidiary as defined in the Credit and Security Agreement dated July 8, 2014, in favor of KeyBank National Association, as administrative agent, under the Credit and Security Agreement dated July 8, 2014.	8-K	001-36307	10.3	7/10/2014

10.18	Share Repurchase Agreement, dated December 11, 2014, by and between Installed Building Products, Inc. and Cetus Capital II, LLC.	8-K	001-36307	10.1	12/12/2014

10.19	First Amendment Agreement, dated December 10, 2014, to the Credit and Security Agreement dated July 8, 2014, by and among Installed Building Products, Inc., the lenders party thereto, and KeyBank National Association, as lead arranger, sole book runner, administrative agent, swing line lender and issuing lender.	8-K	001-36307	10.1	12/16/2014

10.20	Credit and Security Agreement dated, July 8, 2014, as amended and restated as of April 28, 2015, by and between Installed Building Products, Inc. and the lenders party thereto, and KeyBank National Association, as joint lead arranger, sole book runner, administrative agent, swing line lender and issuing lender.	8-K	001-36307	10.1	4/30/2015

10.21	First Amendment Agreement, dated as of October 16, 2015, by and among Installed Building Products, Inc., the lenders named therein and KeyBank National Association, as administrative agent for the lenders	8-K	001-36307	10.1	10/22/15

	Description	Incorporation by Reference
Exhibit Number		Form	File No.	Exhibit(s)	Filing Date	Filed or Furnished Herewith

10.22	Credit and Security Agreement dated, July 8, 2014, as amended and restated as of February 29, 2016, by and between Installed Building Products, Inc. and the lenders party thereto, and KeyBank National Association, as joint lead arranger, sole book runner, administrative agent, swing line lender and issuing lender.	8-K	001-36307	10.1	03/01/2016

10.23	Share Repurchase Agreement, dated March 13, 2015, by and between Installed Building Products, Inc. and Installed Building Systems, Inc.	8-K	001-36307	10.1	3/16/2015

10.24	Form of Restricted Stock Agreement.#	10-Q	001-36307	10.1	5/14/2014

10.25	Form of Performance Share Award Agreement.#	10-Q	001-36307	10.4	8/13/2014

10.26	Form of Restricted Stock Agreement for Employees.#	10-K	001-36307	10.22	3/13/2015

21.1	List of Subsidiaries of Installed Building Products, Inc.					X

23.1	Consent of Deloitte & Touche LLP.					X

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101	Interactive Data File					X

#	Indicates management contract or compensatory plan.