Form 10-Q
period 2016-03-31
Installed Building Products, Inc.
filed 2016-05-09
CIK 1580905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

On May 2, 2016 the registrant had 31,477,489 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash	$11,700	$6,818
Accounts receivable (less allowance for doubtful accounts of $2,702 and $2,486 at March 31, 2016 and December 31, 2015, respectively)	107,290	103,198
Inventories	31,012	29,337
Other current assets	8,908	10,879

Total current assets	158,910	150,232
Property and equipment, net	60,430	57,592
Non-current assets
Goodwill	93,715	90,512
Intangibles, net	69,775	67,218
Other non-current assets	9,220	8,018

Total non-current assets	172,710	165,748

Total assets	$392,050	$373,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$10,905	$10,021
Current maturities of capital lease obligations	7,962	8,411
Accounts payable	55,594	50,867
Accrued compensation	16,747	14,488
Other current liabilities	13,574	13,635

Total current liabilities	104,782	97,422
Long-term debt	118,209	113,214
Capital lease obligations, less current maturities	11,264	12,031
Deferred income taxes	15,287	14,582
Other long-term liabilities	22,512	21,840

Total liabilities	272,054	259,089
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Common Stock; $0.01 par value: 100,000,000 authorized, 31,982,888 issued and 31,333,961 and 31,366,328 shares outstanding at March 31, 2016 and December 31, 2015, respectively (Note 6)	320	320
Additional paid in capital	157,224	156,688
Accumulated deficit	(25,329)	(31,142)
Treasury Stock; at cost: 648,927 and 616,560 shares at March 31, 2016 and December 31, 2015, respectively	(12,219)	(11,383)

Total stockholders’ equity	119,996	114,483

Total liabilities and stockholders’ equity	$392,050	$373,572

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2016	2015
Net revenue	$191,698	$129,948
Cost of sales	137,107	95,822

Gross profit	54,591	34,126
Operating expenses
Selling	11,251	8,112
Administrative	30,283	22,237
Amortization	2,479	789

Operating income	10,578	2,988
Other expense
Interest expense	1,553	698
Other	104	25

	1,657	723

Income before income taxes	8,921	2,265
Income tax provision	3,108	1,023

Net income attributable to common stockholders	$5,813	$1,242

Basic and diluted net income per share attributable to common stockholders	$0.19	$0.04

Weighted average shares outstanding:
Basic	31,242,237	31,493,587
Diluted	31,330,971	31,494,848

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

			Additional
	Common Stock		Paid In	Accumulated	Treasury Shares		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
BALANCE - January 1, 2015	31,839,087	$319	$154,497	$(57,659)	(300,000)	$(5,283)	$91,874

Net income				1,242			1,242
Issuance of Restricted Stock Awards to Employees	130,197	1	(1)				—
Share-Based Compensation Expense			102				102
Common Stock Repurchase					(315,000)	(6,100)	(6,100)

BALANCE - March 31, 2015	31,969,284	$320	$154,598	$(56,417)	(615,000)	$(11,383)	$87,118

			Additional
	Common Stock		Paid In	Accumulated	Treasury Shares		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
BALANCE - January 1, 2016	31,982,888	$320	$156,688	$(31,142)	(616,560)	$(11,383)	$114,483

Net income				5,813			5,813
Surrender of Restricted Stock Awards by Employees					(32,367)	(836)	(836)
Share-Based Compensation Expense			536				536

BALANCE - March 31, 2016	31,982,888	$320	$157,224	$(25,329)	(648,927)	$(12,219)	$119,996

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$5,813	$1,242
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	5,443	3,500
Amortization of intangibles	2,479	789
Amortization of deferred financing costs and debt discount	77	36
Provision for doubtful accounts	521	536
Write-off of debt issuance costs	286	—
Gain on sale of property and equipment	(79)	(68)
Noncash stock compensation	536	102
Deferred income taxes	708	—
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(3,045)	2,094
Inventories	(1,364)	(796)
Other assets	1,619	282
Accounts payable	3,557	(923)
Income taxes payable	284	1,046
Other liabilities	2,992	(1,855)

Net cash provided by operating activities	19,827	5,985

Cash flows from investing activities
Purchases of property and equipment	(6,503)	(5,666)
Acquisitions of businesses, net of cash acquired of $0 and $661, respectively	(8,797)	(30,019)
Proceeds from sale of property and equipment	190	153

Net cash used in investing activities	(15,110)	(35,532)

Cash flows from financing activities
Proceeds from revolving line of credit under July 2014 Credit Agreement	—	35,400
Payments on revolving line of credit under July 2014 Credit Agreement	—	(5,350)
Proceeds from term loan under February 2016 Credit Agreement	100,000	—
Payments on term loan under April 2015 Credit Agreement	(48,125)	—
Payments on delayed draw term loan under April 2015 Credit Agreement	(50,000)	—
Proceeds from vehicle and equipment notes payable	4,933	4,361
Debt issuance costs	(1,228)	—
Principal payments on long term debt	(1,119)	(766)
Principal payments on capital lease obligations	(2,348)	(2,413)
Acquisition-related obligations	(1,112)	—
Repurchase of common stock	—	(6,100)
Surrender of restricted stock by employees	(836)	—

Net cash provided by financing activities	165	25,132

Net change in cash	4,882	(4,415)
Cash at beginning of period	6,818	10,761

Cash at end of period	$11,700	$6,346

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$1,155	$646
Income taxes, net of refunds	2,398	(24)
Supplemental disclosure of noncash investing and financing activities
Vehicles capitalized under capital leases and related lease obligations	1,247	509
Seller obligations in connection with acquisition of businesses	1,052	5,486

See accompanying notes to condensed consolidated financial statements

NOTE 1 – ORGANIZATION

Installed Building Products, Inc. (“IBP”), a Delaware corporation formed on October 28, 2011, and its subsidiaries (collectively referred to as the “Company” and “we”, “us” and “our”) primarily install insulation, garage doors, rain gutters, shower doors, closet shelving and mirrors, and other products for residential and commercial builders located in the continental United States. IBP operates in over 100 locations within the continental United States and its corporate office is located in Columbus, Ohio.

We have one operating segment and a single reportable segment. Substantially all of our sales come from service-based installation of various products in the residential new construction and repair and remodel and commercial new construction and repair and remodel end markets. Each of our branches has the capacity to serve all of our end markets. The following table sets forth the percentage of our net revenue by end market for the three months ended March 31, 2016 and 2015:

Residential new construction and repair and remodel	89%
Commercial new construction and repair and remodel	11

100%

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

The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to prevent the information presented from being misleading when read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”), as filed with the SEC on March 9, 2016. The December 31, 2015 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP.

Our interim operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected in future operating quarters. See Item 1A. Risk Factors, in our 2015 Form 10-K, for additional information regarding risk factors that may impact our results.

Note 2 to the consolidated financial statements in our 2015 Form 10-K describes the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no changes to our significant accounting policies or estimates during the three months ended March 31, 2016.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $0.7 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively, and is included in selling expense on the Condensed Consolidated Statements of Operations.

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” Under this ASU, we will present debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset. Amortization of such costs will continue to be reported as interest expense. During the quarter ended March 31, 2016, we retrospectively adopted ASU 2015-03, which resulted in a reclassification of $0.5 million of debt issuance costs related to our long-term debt from other non-current assets to long-term debt.

In April 2015, the FASB issued ASU 2015-05, “Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This update provides criteria for customers in a cloud computing arrangement to determine whether the arrangement includes a license of software. We adopted this guidance effective January 1, 2016 and have determined this ASU did not have a material impact on our consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Imputation of Interest (Subtopic 835-30).” This ASU amends ASU 2015-03 regarding the presentation and subsequent measurement of debt issuance costs related to line of credit arrangements. Specifically, it provides guidance for deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. We adopted this guidance effective January 1, 2016 and have determined this ASU did not have a material impact on our condensed consolidated financial statements. After applying the new guidance, deferred debt issuance costs were $1.5 million and $0.6 million as of March 31, 2016 and December 31, 2015, respectively.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805).” This ASU requires an acquirer to retrospectively adjust provisional amounts recognized in a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in this update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, this update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. While previous adjustments to provisional amounts did not have a material impact on our financial statements, it is possible that future adjustments made during measurement periods to recently acquired entities or entities acquired in the future could have a material impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718).” This update amends the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. This ASU also clarifies the statement of cash flows presentation for certain components of share-based awards. As early adoption is permitted, we adopted this standard effective January 1, 2016 and have concluded that it will not have a material impact on our condensed consolidated financial statements. Under ASU 2016-09, we classify the excess income tax benefits from stock-based compensation arrangements as a discrete item within income tax expense, rather than recognizing such excess income tax benefits in additional paid-in capital. Excess income tax benefits from stock-based compensation arrangements are classified as an operating activity rather than as a financing activity. In addition, when we withhold shares from an employee’s vesting of restricted stock to fund payment by us of the employee’s taxes, the payment is classified as a financing activity. We have elected to continue to estimate the forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330).” This update requires an entity to measure inventory within the scope of the update at the lower of cost and net realizable value. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We are still evaluating whether this ASU will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. For public business entities, this update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted as of the standard’s issuance date. We are still evaluating whether this ASU will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments.” This ASU clarifies the requirement for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under this amendment is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. We are still evaluating whether this ASU will have a material impact on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which provides supplemental adoption guidance and clarification to ASU 2014-09. ASU 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. We are still evaluating whether the future adoption of these pronouncements will have a material impact on our condensed consolidated financial statements.

NOTE 3 – GOODWILL AND INTANGIBLES

Goodwill

The change in carrying amount of goodwill was as follows (in thousands):

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)
January 1, 2016	$160,516	$(70,004)	$90,512
Business Combinations	3,203	—	3,203

March 31, 2016	$163,719	$(70,004)	$93,715

We test goodwill for impairment annually during the fourth quarter of our fiscal year or earlier if there is an impairment indicator. No impairment was recognized during either of the three month periods ended March 31, 2016 and 2015.

Intangibles, net

The following table provides the gross carrying amount and accumulated amortization for each major class of intangibles (in thousands):

	As of March 31, 2016			As of December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangibles:
Customer relationships	$65,465	$21,873	$43,592	$62,399	$20,231	$42,168
Covenants not-to-compete	6,163	1,166	4,997	5,729	847	4,882
Trademarks and tradenames	29,856	8,670	21,186	28,320	8,152	20,168

	$101,484	$31,709	$69,775	$96,448	$29,230	$67,218

The gross carrying amount of intangibles increased approximately $5.0 million during the three months ended March 31, 2016 due to business combinations. See Note 11, Business Combinations, for more information. Remaining estimated aggregate annual amortization expense is as follows (amounts, in thousands, are for the fiscal year ended):

Remainder of 2016	$7,351
2017	9,206
2018	8,964
2019	8,559
2020	7,967
Thereafter	27,728

NOTE 4 – LONG-TERM DEBT

Debt consists of the following (in thousands):

	As of March 31,	As of December 31,
	2016	2015
Term loan under April 2015 Credit Agreement, net of unamortized debt discount of $249	$—	$47,876
Term loan under February 2016 Credit Agreement, net of unamortized debt discount of $530	99,470	—
Delayed draw term loan under April 2015 Credit Agreement, net of unamortized debt discount of $261	—	49,739
Vehicle and equipment notes	24,950	21,091
Various notes payable, maturing through March 2025; payable in various monthly installments, including interest rates ranging from 0.0% to 10.0%	4,694	4,529

	129,114	123,235
Less: current maturities	(10,905)	(10,021)

Long-term debt, less current maturities	$118,209	$113,214

On February 29, 2016, we entered into a Credit and Security Agreement (the “February 2016 Credit Agreement”) with the lenders named therein and KeyBank National Association, as joint lead arranger, sole book runner, administrative agent, swing line lender and issuing lender. The February 2016 Credit

Agreement amended and restated our previous credit agreement (the “April 2015 Credit Agreement”), which was scheduled to mature in April 2020. We used a portion of the funds from the February 2016 Credit Agreement to pay off the outstanding balances under the April 2015 Credit Agreement. The February 2016 Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $325.0 million, consisting of a $100.0 million revolving line of credit (the “Revolving LOC”), a $100.0 million term loan (the “Term Loan”), which was fully borrowed at closing, and a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) providing for up to $125.0 million in additional term loan draws during the first year of the February 2016 Credit Agreement. Under the Revolving LOC, up to an aggregate of $20.0 million is available to us for the issuance of letters of credit and up to an aggregate of $5.0 million is available to us for swing line loans. The February 2016 Credit Agreement also includes an accordion feature which allows us, at our option but subject to lender and certain other approvals, to add up to an aggregate of $75.0 million in principal amount of term loans or additional revolving credit commitments, subject to the same terms as the Revolving LOC and Term Loan. As of March 31, 2016, there were approximately $12.3 million in letters of credit issued and no borrowings outstanding under the Revolving LOC, and no borrowings under the Delayed Draw Term Loan Facility.

The Term Loan amortizes in quarterly principal payments of $1.3 million starting on June 30, 2016, with the quarterly payment amount increasing to $2.5 million through December 31, 2020. Draws under the Delayed Draw Term Loan Facility convert to an amortizing term loan (the “DDTL Term Loan”) on the earlier of (1) the date the Delayed Draw Term Loan Facility is fully drawn and (2) February 28, 2017, when it will begin to amortize in quarterly principal payments equal (on a percentage basis) to the then-current amortization rate on the Term Loan. Draws under the Delayed Draw Term Loan Facility may be used only for acquisitions or major capital expenditures. In addition to scheduled amortization payments, if our leverage ratio for any fiscal year is greater than or equal to 3.00 to 1.00, we would be required to make additional payments on the Term Loan and DDTL Term Loan for such fiscal year equal to at least 50% of our excess cash flow (as defined in the February 2016 Credit Agreement) for such fiscal year within 10 days of our delivery of the financial reports required under the February 2016 Credit Agreement. Any remaining unpaid balances on the Term Loan and the DDTL Term Loan are due on February 28, 2021 (the “Maturity Date”).

Loans under the April 2015 Credit Agreement and the February 2016 Credit Agreement bear interest at either the eurodollar rate (“LIBOR”) or the base rate (which approximates prime rate), at our election, plus a margin based on the type of rate applied and our leverage ratio. At December 31, 2015, the outstanding balances on the Term Loan and DDTL bore interest at 1-month LIBOR, including margin (1.95%), and the outstanding balance on the Term Loan at March 31, 2016 bore interest at 1-month LIBOR, including margin (2.19%). In addition to interest, we are required to pay commitment fees on the unused portion of the Revolving LOC. The commitment fee rate for the period from February 29, 2016 through August 31, 2016, will be 22.5 basis points. Thereafter, the commitment fee rate, like the interest rate spreads, is subject to adjustment based on our leverage ratio, with possible future commitment fees ranging from 0.20% to 0.30% per annum. We are also required to pay a ticking fee of 37.5 basis points per annum on the unused portion of the Delayed Draw Term Loan Facility until it is fully drawn or February 28, 2017, whichever is earlier.

All of the obligations under the February 2016 Credit Agreement will be guaranteed by our existing and future direct and indirect material domestic subsidiaries, other than Suburban Insulation, Inc. (the “Guarantors”). Subject to certain restrictions, all of our and each Guarantor’s obligations under the February 2016 Credit Agreement are secured by: (1) all of our and each Guarantor’s tangible and intangible personal property and real property, excluding those assets pledged under capital leases and capital equipment loans; (2) a pledge of, and first priority perfected lien on, 100% of the capital stock or other equity interests of our and each Guarantor’s domestic subsidiaries; and (3) a negative pledge on all of our and each Guarantor’s assets.

The February 2016 Credit Agreement contains covenants (as defined in the February 2016 Credit Agreement) that require us, commencing with the quarter ending June 30, 2016, to (1) maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 and (2) maintain a leverage ratio of no greater than (a) 3.50 to 1.00 through December 30, 2016; (b) 3.25 to 1.00 on December 31, 2016 through June 29, 2017; (c) 3.00 to 1.00 on June 30, 2017 through December 30, 2017; (d) 2.75 to 1.00 on December 31, 2017 through June 29, 2018; and (e) 2.50 to 1.00 on June 30, 2018 and thereafter. The February 2016 Credit Agreement also contains various restrictive non-financial covenants and a provision that, upon an event of default (as defined by the February 2016 Credit Agreement), amounts outstanding under the February 2016 Credit Agreement would bear interest at the rate as determined above plus 2.0% per annum.

Vehicle and Equipment Notes

We have entered into a Master Loan and Security Agreement (“Master Loan Agreement”) and a Master Equipment Lease Agreement (“Master Equipment Agreement”) with various lenders to provide financing for the purpose of purchasing or leasing vehicles and equipment used in the normal course of business. Each financing arrangement under these agreements constitutes a separate note and obligation. Vehicles and equipment purchased or leased under each financing arrangement serve as collateral for the note applicable to such financing arrangement. Regular payments are due under each note for a period of typically 60 consecutive months after the incurrence of the obligation. The specific terms of each note are based on specific criteria, including the type of vehicle or equipment and the market interest rates at the time. No termination date applies to these agreements.

Total gross assets relating to our master loan and equipment agreements were $30.7 million and $7.9 million as of March 31, 2016 and 2015, respectively, none of which were fully depreciated as of March 31, 2016 or 2015. The net book value of assets under these agreements was $26.2 million and $7.5 million as of March 31, 2016 and 2015, respectively, net of accumulated depreciation of $4.5 million and $0.4 million as of March 31, 2016 and 2015, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations.

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

Estimated Fair Value of Financial Instruments

Accounts receivable, accounts payable and accrued liabilities as of March 31, 2016 and December 31, 2015 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of the long-term debt, including the Term Loan, DDTL Term Loan and Revolving LOC, approximate fair value as of March 31, 2016 and December 31, 2015 due to the short term maturities of the underlying variable rate LIBOR agreements. The carrying amounts of the obligations associated with our capital leases approximate fair value as of March 31, 2016 and December 31, 2015 because the associated assets generate sufficient cash to settle the obligations. All debt classifications represent Level 2 fair value measurements.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

As of March 31, 2016, we had 5.0 million shares of preferred stock authorized with no shares issued or outstanding, 100.0 million shares of common stock authorized, 32.0 million shares of common stock issued and 31.3 million shares of common stock outstanding, all with par value of $0.01, and approximately 0.6 million shares of treasury stock at cost.

NOTE 7 – EMPLOYEE BENEFITS

Healthcare

Our healthcare benefit expense (net of employee contributions) was approximately $4.3 million and $2.7 million for the three months ended March 31, 2016 and 2015, respectively, for all plans. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $1.8 million and $1.5 million as of March 31, 2016 and December 31, 2015, respectively.

Workers’ Compensation

Workers’ compensation expense totaled $3.0 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively. Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Included in other current liabilities	$3,075	$3,263
Included in other long-term liabilities	7,868	7,132

	$10,943	$10,395

We also had an insurance receivable for claims that exceeded the stop loss limit included on the Condensed Consolidated Balance Sheets. That receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	March 31,	December 31,
	2016	2015
Included in other non-current assets	$1,545	$1,542

Share-Based Compensation

Directors

We periodically grant shares of restricted stock to members of our Board of Directors. Accordingly, we record compensation expense within administrative expenses on the Condensed Consolidated Statements of Operations at the time of the grant. No shares were granted to our directors during the three months ended March 31, 2016 or 2015.

Employees

During the three months ended March 31, 2015, we granted approximately 0.1 million shares of restricted stock under our 2014 Omnibus Incentive Plan to our employees, which vested 100% between January 7, 2016 and March 31, 2016 for non-executive employees and in three equal installments (rounded to the nearest whole share) on each of March 31, 2016, March 31, 2017 and March 31, 2018 for certain officers. During the three months ended March 31, 2016, our employees surrendered approximately 32 thousand shares of our common stock to satisfy tax withholding obligations arising in connection with the vesting of such restricted stock awards issued under our 2014 Omnibus Incentive Plan. Share-based compensation expense was $0.5 million for the three months ended March 31, 2016. The Company recognized excess tax benefits of $0.2 million in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016.

Nonvested restricted stock as of December 31, 2015 and changes during the three months ended March 31, 2016 were as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Market Value Per Share
Nonvested restricted stock at December 31, 2015	129,053	$21.52
Granted	—	—
Vested	(109,473)	21.48
Forfeited	(459)	21.79

Nonvested restricted stock at March 31, 2016	19,121	$21.79

As of March 31, 2016, there was $0.4 million of unrecognized compensation expense related to nonvested restricted stock. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 2.0 years. Shares forfeited are returned as treasury shares and available for future issuances.

As of March 31, 2016, approximately 2.8 million shares of common stock were available for issuance under the 2014 Omnibus Incentive Plan.

NOTE 8 – INCOME TAXES

Our provision for income taxes as a percentage of pretax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.

During the three months ended March 31, 2016, the effective tax rate was 34.9 percent. This rate was favorably impacted by deductions related to domestic production activities as well as early adoption of ASU 2016-09, offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

On March 30, 2016, the FASB issued ASU 2016-09 which simplifies several aspects of the accounting for employee share-based payment transactions. We have decided to early adopt ASU 2016-09 and per its guidance are recognizing $0.2 million of excess income tax benefits from stock-based compensation arrangements as a discrete item within income tax expense, rather than recognizing such benefits in additional paid-in-capital for the three months ended March 31, 2016.

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

For the three months ended March 31, 2016 and 2015, the amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in thousands):

	Three months ended
	March 31,
	2016	2015
Sales	$1,527	$1,166
Purchases	103	116
Rent	155	148

As of March 31, 2016 and December 31, 2015, we had related party balances of approximately $1.0 million and $1.8 million, respectively, included in accounts receivable on our Condensed Consolidated Balance Sheets. These balances represent trade accounts receivable arising during normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer is a member of our Board of Directors, accounted for $0.5 million and $1.0 million of these balances as of March 31, 2016 and December 31, 2015, respectively.

On March 13, 2015, we entered into a share repurchase agreement with Installed Building Systems, Inc. (“IBS”), a related party, for the purchase of approximately 0.3 million shares of our common stock for a purchase price of approximately $6.1 million (or $19.23 per share, which represented a 7.5% discount to the last reported price of our common stock on March 13, 2015) plus minor costs we incurred with respect to the transaction of $43 thousand, totaling $6.1 million.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Accrued General Liability

Accrued general insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Included in other current liabilities	$1,282	$1,304
Included in other long-term liabilities	7,504	6,879

	$8,786	$8,183

We also had insurance receivables included on the Condensed Consolidated Balance Sheets that, in aggregate, offset an equal liability included within the reserve amounts noted above. The amounts were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Insurance receivable and indemnification asset for claims under a fully insured policy	$2,815	$2,815
Insurance receivable for claims that exceeded the stop loss limit	907	821

Total insurance receivables included in other non-current assets	$3,722	$3,636

Leases

We are obligated under capital leases covering vehicles and certain equipment. The vehicle and equipment leases generally have terms ranging from four to six years. Total gross assets relating to capital leases were approximately $65.0 million and $64.9 million as of March 31, 2016 and December 31, 2015, respectively, and a total of approximately $19.5 million and $19.1 million were fully depreciated as of March 31, 2016 and December 31, 2015, respectively. The net book value of assets under capital leases was approximately $20.8 million and $22.1 million as of March 31, 2016 and December 31, 2015, respectively, net of accumulated depreciation of $44.2 million and $42.8 million as of March 31, 2016 and December 31, 2015, respectively. Amortization of assets held under capital leases is included within cost of sales on the Condensed Consolidated Statements of Operations.

We also have several noncancellable operating leases, primarily for buildings, improvements, equipment, and certain vehicles. These leases generally contain renewal options for periods ranging from one to five years and require us to pay all executory costs such as property taxes, maintenance and insurance.

In some instances, lease agreements exist with related parties. Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) with related parties as of March 31, 2016 are as follows (amounts, in thousands, are as of the fiscal year ended):

Remainder of 2016	$440
2017	366
2018	155
2019	—
2020	—
Thereafter	—

Supply Contract Commitments

As of March 31, 2016, we had two product supply contracts, one extending through December 31, 2016 and one extending through August 31, 2017. The contract extending through August 31, 2017 has been suspended through December 31, 2016. Our obligations for both contracts are based on quantity without a specific rate applied and therefore are not quantifiable. We expect our quantity of purchases to exceed the minimum quantity commitments for all years covered by the contracts. Actual purchases made under the contract extending through December 31, 2016 for the three months ended March 31, 2016 and 2015 were approximately $14.2 million and $11.8 million, respectively.

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

NOTE 11 – BUSINESS COMBINATIONS

As part of our ongoing strategy to increase market share in certain markets, we completed three business combinations during the three months ended March 31, 2016 and one business combination during the three months ended March 31, 2015. The goodwill to be recognized in conjunction with these business combinations is attributable to expected improvement in the business of these acquired companies. We estimate approximately $3.6 million of the goodwill resulting from the 2016 acquisitions is expected to be deductible for tax purposes.

2016

On January 25, 2016, we acquired substantially all of the assets of Key Green Builder Services, LLC d/b/a Key Insulation. The purchase price consisted of cash of $5.0 million and seller obligations of $0.7 million. Revenue and net loss since the date of acquisition included in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2016 were $2.1 million and $28 thousand, respectively.

On February 2, 2016, we acquired substantially all of the assets of Marshall Insulation, LLC (“Marshall”). The purchase price consisted of cash of $0.9 million and seller obligations of $0.1 million. Revenue and net loss since the date of acquisition included in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2016 were $0.6 million and $86 thousand, respectively.

On February 29, 2016, we acquired substantially all of the assets of Kern Door Company, Inc. (“Kern”). The purchase price consisted of cash of $2.9 million and seller obligations of $0.1 million. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2016 were $0.3 million and $13 thousand, respectively.

2015

On March 12, 2015, we acquired 100% of the stock and membership interests of nine different legal entities, collectively referred to as BDI Insulation (“BDI”). The purchase price consisted of cash of $30.7 million and seller obligations of $5.8 million. Revenue and net loss since the date of acquisition included in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2015 were $2.1 million and $74 thousand, respectively.

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following as of March 31 and as may be adjusted during the valuation period since acquisition (in thousands):

	2016	2015
Estimated fair values:
Cash	$—	$661
Accounts receivable	1,616	4,735
Inventories	311	980
Other current assets	8	368
Property and equipment	744	1,006
Intangibles	5,036	21,280
Goodwill	3,190	16,213
Other non-current assets	—	3,736
Accounts payable and other current liabilities	(1,238)	(3,303)
Deferred income tax liabilities	—	(5,495)
Long-term debt	—	—
Other long-term liabilities	—	(3,736)

Fair value of assets acquired and total purchase price	9,667	36,445
Less seller obligations	870	5,765

Cash paid	$8,797	$30,680

Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed, and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, minor adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. In addition, goodwill increased $13 thousand during the three months ended March 31, 2016 due to minor adjustments to the allocation of certain acquisitions still under measurement. As a result, goodwill in the above table does not agree to the total gross increase of this asset as shown in Note 3, Goodwill and Intangibles.

Included in other noncurrent assets in the above table for the three months ended March 31, 2015 is an insurance receivable of $2.0 million and an indemnification asset associated with the acquisition of BDI in the amount of $1.7 million. These assets offset equal liabilities included in other long-term liabilities in the above table, which represent additional insurance reserves and an uncertain tax position liability for which we may be liable. All amounts are measured at their acquisition date fair value.

Estimates of acquired intangible assets related to the acquisitions are as follows (dollars in thousands):

	As of the three months ended March 31,
	2016		2015
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$3,067	8	$14,400	8
Trademarks and trade names	1,535	15	6,200	15
Non-competition agreements	434	5	680	5

Pro Forma Information

The unaudited pro forma information for the combined results of the Company has been prepared as if the 2016 acquisitions had taken place on January 1, 2015 and the 2015 acquisition had taken place on January 1, 2014. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2015 and 2014, and the unaudited pro forma information does not purport to be indicative of future financial operating results. See Note 12, Business Combinations, to our audited financial statements in Item 8 of Part II of our 2015 Form 10-K for additional information on 2015 acquisitions included in the table below.

	Pro forma for the three
	months ended March 31,
	2016	2015
Net revenue	$193,125	$156,466
Net income attributable to common stockholders	$5,775	$1,508
Basic and diluted net income per share attributable to common stockholders	$0.18	$0.05

Unaudited pro forma net income reflects additional intangible asset amortization expense of $66 thousand and $1.7 million for the three months ended March 31, 2016 and 2015, respectively. In addition, unaudited pro forma net income attributable to common stockholders includes an income tax benefit of $20 thousand for the three months ended March 31, 2016 and an income tax expense of $0.2 million for the three months ended March 31, 2015. Approximately $1.0 million in transaction costs incurred by a seller resulting from a business combination that occurred during the three months ended March 31, 2015 were included in earnings reported for the three months ended March 31, 2014.

NOTE 12 –INCOME PER COMMON SHARE

Basic net income per share is calculated by dividing net income attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted net income per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per share calculation when dilutive. Diluted income per share was as follows (in thousands, except share and per share data):

	For the three months ended March 31,
	2016	2015
Net income attributable to common stockholders - basic and diluted	$5,813	$1,242

Weighted average number of common shares outstanding	31,242,237	31,493,587
Dilutive effect of outstanding restricted stock awards after application of the Treasury Stock Method	88,734	1,261

Diluted shares outstanding	31,330,971	31,494,848

Basic and diluted income per share attributable to common stockholders	$0.19	$0.04

For the three months ended March 31, 2015, diluted net income per share did not include approximately 29 thousand shares of our non-vested restricted stock as the effect would have been antidilutive.

NOTE 13 – SUBSEQUENT EVENTS

On April 11, 2016, we acquired substantially all of the assets of Alpine Insulation Co., Inc. (“Alpine”) for total consideration of approximately $22.5 million, subject to a working capital adjustment. The initial accounting for the business combination was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Quarterly Report on Form 10-Q. As a result, disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time.

On April 27, 2016, we entered into one or more Master Loan Agreements (“Master Loan Agreements”) with a lender to provide financing up to $7.0 million for the purpose of purchasing vehicles and related service equipment used in the normal course of business. Vehicles and equipment purchased under these Master Loan Agreements serve as collateral for each obligation controlled by this financing arrangement. Each financing arrangement under these Master Loan Agreements will serve as an obligation. Regular payments are due under each obligation at the time the obligation occurs for a period of 60 consecutive months. There was no balance outstanding thereunder at March 31, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in “Item 1. Financial Statements” of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31 2015 (our “2015 Form 10-K”).

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

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net revenue

For the three months ended March 31, 2016, net revenue increased $61.8 million or 47.5%, to $191.7 million from $129.9 million for the three months ended March 31, 2015. The increase in net revenue included revenue from acquisitions of $27.8 million and revenue of $17.9 million predominantly attributable to organic growth in the volume of completed jobs in all of our end markets. The remaining increase in net revenue of $16.1 million resulted from a variety of factors, including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. None of these additional factors was more significant than any other.

Cost of sales

For the three months ended March 31, 2016, cost of sales increased $41.3 million, or 43.1%, to $137.1 million from $95.8 million for the three months ended March 31, 2015. As a percentage of net revenue, cost of sales decreased to 71.5% during the three months ended March 31, 2016 from 73.7% during the three months ended March 31, 2015 attributable to savings in materials, better fuel utilization and leverage of other items included in cost of sales. On a dollar basis, cost of sales included increases from acquired businesses of approximately $19.0 million. Approximately $12.7 million was predominantly attributable to organic growth in the volume of completed jobs in the residential new construction end market. Additionally, cost of sales increased $9.6 million as a result of a variety of factors including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. No factor was more significant than any other.

Gross Profit

For the three months ended March 31, 2016, gross profit increased $20.5 million to $54.6 million from $34.1 million for the three months ended March 31, 2015. As a percentage of net revenue, gross profit increased to 28.5% for the three months ended March 31, 2016 from 26.3% for the three months ended March 31, 2015 primarily due to a favorable change in our customer and product mix, market pricing variations and insulation volumes as well as savings in materials, better fuel utilization and leverage of other items included in costs of sales.

Operating expenses

Selling

For the three months ended March 31, 2016, selling expenses increased $3.2 million, or 38.7%, to $11.3 million from $8.1 million for the three months ended March 31, 2015. As a percentage of net revenue, selling expenses decreased to 5.9% for the three months ended March 31, 2016 from 6.2% for the three months ended March 31, 2015 primarily due to greater productivity realized in wages and commissions on higher revenue. On a dollar basis, the increase in selling expenses was primarily due to higher wages, benefits and commissions of $2.9 million which supported both organic and acquisition-related growth.

Administrative

For the three months ended March 31, 2016, administrative expenses increased $8.1 million, or 36.2%, to $30.3 million from $22.2 million for the three months ended March 31, 2015. The increase in administrative expenses generally related to the cost of completing acquisitions, the ongoing costs associated with these newly-acquired entities and costs to support our growth. Wages and benefits increased $5.8 million, of which $2.2 million was attributable to acquisitions and $3.6 million was to support our organic growth. In addition, facility costs increased $0.7 million primarily due to acquisitions. The increase in administrative expenses also included other individually minor increases in several categories.

Amortization

For the three months ended March 31, 2016, amortization expense increased $1.7 million to $2.5 million from $0.8 million for the three months ended March 31, 2015. The increase in amortization expense was attributable to the increase in finite-lived intangible assets obtained as a result of acquisitions.

Other expense

For the three months ended March 31, 2016, other expense increased $1.0 million to $1.7 million from $0.7 million for the three months ended March 31, 2015 due to increased interest expense on higher debt levels to support our growth related to acquisitions.

Income tax provision

During the three months ended March 31, 2016, we recorded an income tax provision of $3.1 million on our income from continuing operations before income taxes of $8.9 million, or an effective tax rate of 34.8%. This rate was favorably impacted by deductions related to domestic production activities and the early adoption of ASU 2016-09. The favorability was offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

During the three months ended March 31, 2015, we recorded an income tax provision of $1.0 million on our income from continuing operations before income taxes of $2.3 million, or an effective tax rate of 45.2%. This rate was favorably impacted by deductions related to domestic production activities. The favorability was offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

Liquidity and Capital Resources

Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and meet required principal and interest payments. Our capital resources primarily consist of cash from operations and borrowings under our credit agreement and capital equipment leases and loans.

Since 2012, when housing completions began to increase meaningfully after a previous significant downturn in the residential construction industry, we have experienced improved profitability and liquidity and invested significantly in acquisitions, supported by our cash from operations and credit agreement. Additionally, we have utilized capitalized leases and loans to finance the increase in the number of our vehicles and equipment.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months.

Credit and Security Agreement

On February 29, 2016, we entered into a Credit and Security Agreement (the “February 2016 Credit Agreement”) with the lenders named therein and KeyBank National Association, as joint lead arranger, sole book runner, administrative agent, swing line lender and issuing lender. The February 2016 Credit Agreement amended and restated our previous credit agreement (the “April 2015 Credit Agreement”), which was scheduled to mature in April 2020. We used a portion of the funds from the February 2016 Credit Agreement to pay off the outstanding balances under the April 2015 Credit Agreement. The February 2016 Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $325.0 million, consisting of a $100.0 million revolving line of credit (the “Revolving LOC”), a $100.0 million term loan (the “Term Loan”), which was fully borrowed at closing, and a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) providing for up to $125.0 million in additional term loan draws during the first year of the February 2016 Credit Agreement. Under the Revolving LOC, up to an aggregate of $20.0 million is available to us for the issuance of letters of credit and up to an aggregate of $5.0 million is available to us for swing line loans. The February 2016 Credit Agreement also includes an accordion feature which allows us, at our option but subject to lender and certain other approvals, to add up to an aggregate of $75.0 million in principal amount of term loans or additional revolving credit commitments, subject to the same terms as the Revolving LOC and Term Loan. As of March 31, 2016, there were approximately $12.3 million in letters of credit issued and no other borrowings outstanding under the Revolving LOC, and no borrowings under the Delayed Draw Term Loan Facility.

The Term Loan amortizes in quarterly principal payments of $1.3 million starting on June 30, 2016, with the quarterly payment amount increasing to $2.5 million through December 31, 2020. Draws under the Delayed Draw Term Loan Facility convert to an amortizing term loan (the “DDTL Term Loan”) on the earlier of (1) the date the Delayed Draw Term Loan Facility is fully drawn and (2) February 28, 2017, when it will begin to amortize in quarterly principal payments equal (on a percentage basis) to the then-current amortization rate on the Term Loan. Draws under the Delayed Draw Term Loan Facility may be used only for acquisitions or major capital expenditures. In addition to scheduled amortization payments, if our leverage ratio for any fiscal year is greater than or equal to 3.00 to 1.00, we would be required to make additional payments on the Term Loan and DDTL Term Loan for such fiscal year in an amount of not less than 50% of our excess cash flow (as defined in the February 2016 Credit Agreement) for such fiscal year within 10 days of our delivery of the financial reports required under the February 2016 Credit Agreement. Any remaining unpaid balances on the Term Loan and the DDTL Term Loan are due on February 28, 2021 (the “Maturity Date”).

Loans under the April 2015 Credit Agreement and the February 2016 Credit Agreement bear interest at either the eurodollar rate (“LIBOR”) or the base rate (which approximates prime rate), at our election, plus a margin based on the type of rate applied and our leverage ratio. At December 31, 2015, the outstanding balances on the Term Loan and DDTL bore interest at 1-month LIBOR, including margin (1.95%), and the outstanding balance on the Term Loan at March 31, 2016 bore interest at 1-month LIBOR, including margin (2.19%). In addition to interest, we are required to pay commitment fees on the unused portion of the Revolving LOC. The commitment fee rate for the period from February 29, 2016 through August 31, 2016, will be 0.23%. Thereafter, the commitment fee rate, like the interest rate spreads, is subject to adjustment based on our leverage ratio, with possible future commitment fees ranging from 0.20% to 0.30% per annum. We are also required to pay a ticking fee of 0.38% per annum on the unused portion of the Delayed Draw Term Loan Facility until it is fully drawn or February 28, 2017, whichever is earlier.

All of the obligations under the February 2016 Credit Agreement will be guaranteed by our existing and future direct and indirect material domestic subsidiaries, other than Suburban Insulation, Inc. (the “Guarantors”). Subject to certain restrictions, all of our and each Guarantor’s obligations under the February 2016 Credit Agreement are secured by: (1) all of our and each Guarantor’s tangible and intangible personal property and real property, excluding those assets pledged under capital leases and capital equipment loans; (2) a pledge of, and first priority perfected lien on, 100% of the capital stock or other equity interests of our and each Guarantor’s domestic subsidiaries; and (3) a negative pledge on all of our and each Guarantor’s assets.

The February 2016 Credit Agreement contains covenants (as defined in the February 2016 Credit Agreement) that require us, commencing with the first quarter ending June 30, 2016, to (1) maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 and (2) maintain a leverage ratio of no greater than (a) 3.50 to 1.00 through December 30, 2016; (b) 3.25 to 1.00 on December 31, 2016 through June 29, 2017; (c) 3.00 to 1.00 on June 30, 2017 through December 30, 2017; (d) 2.75 to 1.00 on December 31, 2017 through June 29, 2018; and (e) 2.50 to 1.00 on June 30, 2018 and thereafter. The February 2016 Credit Agreement also contains various restrictive non-financial covenants and a provision that, upon an event of default (as defined by the February 2016 Credit Agreement), amounts outstanding under the February 2016 Credit Agreement would bear interest at the rate as determined above plus 2.0% per annum.

Vehicle and Equipment Notes

We have entered into a Master Loan and Security Agreement (“Master Loan Agreement”) and a Master Equipment Lease Agreement (“Master Equipment Agreement”) with various lenders to provide financing for the purpose of purchasing or leasing vehicles and equipment used in the normal course of business. Each financing arrangement under these agreements constitutes a separate note and obligation. Vehicles and equipment purchased or leased under each financing arrangement serve as collateral for the note applicable to such financing arrangement. Regular payments are due under each note for a period of typically 60 consecutive months after the incurrence of the obligation. The specific terms of each note are based on specific criteria, including the type of vehicle or equipment and the market interest rates at the time. No termination date applies to these agreements.

Total gross assets relating to our master loan and equipment agreements were $30.7 million and $7.9 million as of March 31, 2016 and 2015, respectively, none of which were fully depreciated as of March 31, 2016 or 2015. The net book value of assets under these agreements was $26.2 million and $7.5 million as of March 31, 2016 and 2015, respectively, net of accumulated depreciation of $4.5 million and $0.4 million as of March 31, 2016 and 2015, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations.

Letters of Credit and Bonds

We use letters of credit to secure our performance under our general liability and workers’ compensation insurance programs. Our workers’ compensation insurance program is considered a high deductible program whereby we are responsible for the cost of claims under approximately $0.8 million. If we do not pay these claims, our workers’ compensation insurance carriers are required to make these payments to the claimants on our behalf. Our general liability insurance program is considered a high deductible program whereby we are responsible for the cost of claims up to $2.0 million. If we do not pay these claims, our general liability insurance carrier is required to make these payments to the claimants on our behalf. As of March 31, 2016, we had $12.3 million of outstanding letters of credit and $0.3 million in cash securing our performance under these insurance programs. We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. As of March 31, 2016, we had approximately 20 performance bonds outstanding, totaling approximately $3.0 million. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. As of March 31, 2016, we had 256 permit and license bonds outstanding, totaling approximately $4.2 million. Permit and license bonds are typically issued for one year and are required by certain municipalities when we obtain licenses and permits to perform work in their jurisdictions.

Historical cash flow information

Cash flow from operating activities

Net cash provided by operating activities of $19.8 million and $6.0 million for the three months ended March 31, 2016 and 2015, respectively, consisted primarily of net income of $5.8 million and $1.2 million, respectively, adjusted for non-cash and certain other items. Included in the net cash provided in 2016 were non-cash adjustments for depreciation and amortization expense on our expanded base of property, plant and equipment to support our growth totaling $5.4 million as well as for amortization on our growing intangible asset base from acquisitions totaling $2.5 million. These adjustments were coupled with other changes in working capital, most notably $3.6 million of additional accounts payable resulting from the increase in purchases to support our growth as well as $3.0 million of additional other liabilities, primarily driven by higher accrued wages due to the timing of pay cycles. Included in the net cash provided in 2015 were non-cash adjustments for depreciation and amortization expense on our expanded base of property, plant and equipment to support our growth totaling $3.5 million as well as other changes in working capital, most notably a $2.1 million increase in accounts receivable collected in the three months ended March 31, 2015 resulting from the timing of collection of fourth quarter sales.

Cash flows from investing activities

Net cash used in investing activities was $15.1 million and $35.5 million for the three months ended March 31, 2016 and 2015, respectively. In 2016, we made cash payments, net of cash acquired, of $8.8 million on business combinations and $6.5 million primarily to purchase fleet to support our growing business. In 2015, we made cash payments, net of cash acquired, of $30.0 million on business combinations and $5.7 million primarily to purchase fleet to support our growing business. See the following “Capital Expenditures” section for further discussion of the increase in cash paid for purchases of property, plant and equipment in 2015. See Item 1, Financial Statements, Note 11, Business Combinations, for further information on acquisitions.

Cash flows from financing activities

Net cash provided by financing activities was $0.2 million and $25.1 million for the three months ended March 31, 2016 and 2015, respectively. Net cash provided in 2016 was primarily the result of $4.9 million of proceeds from notes payable to finance our vehicle purchases and net proceeds of $1.9 million as a result of amending our credit agreement, resulting in increased borrowing capacity to support operations and continuing acquisitions. This increase in cash was offset by $2.3 million in principal payments on capital lease obligations, $1.2 million in costs related to amending our credit agreement, and $1.1 million in principal payments on long term debt. Net cash provided in 2015 was primarily the result of additional net borrowings of $30.1 million under our prior credit agreement to support the acquisition of BDI partially offset by $6.1 million paid to repurchase shares of our common stock.

Capital expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Total capital expenditures were $6.5 million and $5.7 million for the three months ended March 31, 2016 and 2015, respectively, and primarily related to purchases of vehicles and various equipment to support our operations and increased net revenue. Subsequent to September 30, 2014, we began financing a significant portion of our capital expenditures under the Master Loan Agreement or the Master Equipment Agreement which allow us to benefit from depreciation for tax purposes. These arrangements require us to pay cash up front for vehicles and equipment. We are reimbursed for the upfront cash payments after the assets are financed under the agreements. Of the $7.0 million in capital expenditures during the three months ended March 31, 2016, $4.9 million was converted to a financing arrangement by March 31, 2016 under the Master Loan Agreement or Master Equipment Agreement.

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

Contractual Obligations

Our enforceable and legally binding obligations as of March 31, 2016, included in the table below are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table:

	Payments due by year (1)
(in thousands)	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations (2)	$142,218	$10,383	$15,471	$15,527	$16,974	$16,414	$67,449
Capital lease obligations (3)	21,515	7,285	6,921	4,263	2,767	279	—
Operating lease obligations (4)	22,368	6,651	6,691	3,590	2,351	1,842	1,243
Purchase obligations (5)	35,771	35,771	—	—	—	—	—

(1)	Our unrecognized tax benefits under ASC 740, “Income Taxes,” have been excluded from the table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.
(2)	Long-term debt obligations include principal and interest payments on our Term Loan under the February 2016 Credit Agreement. See Item 1, Financial Statements, Note 4, Long-Term Debt, for information on our February 2016 Credit Agreement. Long-term debt obligations also include principal and interest payments on various notes payable with interest estimated using current market rates, maturing through March 2025. See Item 1, Financial Statements, Note 4, Long-Term Debt, for information on our Vehicle and Equipment Notes.

(3)	We maintain certain production vehicles under a capital lease structure. The leases expire on various dates through May 2020. Capital lease obligations, as disclosed above, include estimated interest expense payments. In determining expected interest expense payments, we utilize the current market rate.
(4)	We lease certain locations, vehicles and equipment under operating lease agreements, including, but not limited to, corporate offices, branch locations and various office and operating equipment. In some instances, these location lease agreements exist with related parties. See Note 9, Related Party Transactions, for further information.
(5)	As of March 31, 2016, we had two product supply contracts, one extending through December 31, 2016 and one extending through August 31, 2017, which has been suspended through December 31, 2016. Our obligations for both contracts are based on quantity without a specific rate applied and therefore are not quantifiable. The amounts in the above table represent our best estimate as to the prices that will be payable for the minimum volume of purchases that must be made under the contract extending through December 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016, other than operating leases and purchase obligations described above, letters of credit issued under our revolving credit facility and performance and license bonds, we had no material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes for the three months ended March 31, 2016 from the critical accounting policies and estimates as previously disclosed in our 2015 Form 10-K.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws, including with respect to the demand for our services, expansion of our national footprint, our ability to capitalize on the new home construction recovery, our ability to strengthen our market position, our ability to pursue value-enhancing acquisitions, our ability to improve profitability and expectations for future demand for our services. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, the factors discussed in the “Risk Factors” section of our 2015 Form 10-K, as the same may be updated from time to time in our subsequent filings with the Securities and Exchange Commission. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risk since December 31, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1. Financial Statements, Note 10, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.

Item 1A.	Risk Factors

There have been no material changes for the three months ended March 31, 2016 from the risk factors as previously disclosed in our 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the stock repurchase activity for the three months ended March 31, 2016:

	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased under the Plan or Programs
January 1 - 31, 2016	2,952	$21.89	—	—
February 1 - 29, 2016	—	—	—	—
March 1 - 31, 2016	28,956	26.61	—	—

	31,908	$26.17	—	—

[1]	Consists of shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 109,473 shares of restricted stock awarded under our 2014 Omnibus Incentive Plan

Item 3.	Defaults Upon Senior Securities

There have been no material defaults in senior securities.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)(3) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Quarterly Report on form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2016

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed or Furnished with this Quarterly Report on Form 10-Q for the three months ended March 31, 2016

Exhibit Number	Description	Incorporation by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit(s)	Filing Date

10.1	Credit and Security Agreement dated, July 8, 2014, as amended and restated as of February 29, 2016, by and between Installed Building Products, Inc. and the lenders party thereto, and KeyBank National Association, as joint lead arranger, sole book runner, administrative agent, swing line lender and issuing lender	8-K	001-36307	10.22	03/01/2016

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101 (a)	Financial statements in XBRL Format					X