Form 10-Q
period 2016-06-30
Installed Building Products, Inc.
filed 2016-08-08
CIK 1580905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

On August 1, 2016 the registrant had 31,485,525 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$13,742	$6,818
Accounts receivable (less allowance for doubtful accounts of $3,083 and $2,486 at June 30, 2016 and December 31, 2015, respectively)	117,286	103,198
Inventories	33,658	29,337
Other current assets	8,431	10,879

Total current assets	173,117	150,232
Property and equipment, net	62,823	57,592
Non-current assets
Goodwill	100,339	90,512
Intangibles, net	79,856	67,218
Other non-current assets	8,677	8,018

Total non-current assets	188,872	165,748

Total assets	$424,812	$373,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$13,079	$10,021
Current maturities of capital lease obligations	7,590	8,411
Accounts payable	60,451	50,867
Accrued compensation	18,826	14,488
Other current liabilities	14,519	13,635

Total current liabilities	114,465	97,422
Long-term debt	132,652	113,214
Capital lease obligations, less current maturities	10,183	12,031
Deferred income taxes	15,287	14,582
Other long-term liabilities	21,601	21,840

Total liabilities	294,188	259,089
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Common Stock; $0.01 par value: 100,000,000 authorized, 32,135,176 and 31,982,888 issued and 31,486,249 and 31,366,328 shares outstanding at June 30, 2016 and December 31, 2015, respectively	321	320
Additional paid in capital	157,858	156,688
Accumulated deficit	(15,336)	(31,142)
Treasury Stock; at cost: 648,927 and 616,560 shares at June 30, 2016 and December 31, 2015, respectively	(12,219)	(11,383)

Total stockholders’ equity	130,624	114,483

Total liabilities and stockholders’ equity	$424,812	$373,572

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net revenue	$211,913	$159,693	$403,611	$289,641
Cost of sales	149,670	113,411	286,777	209,233

Gross profit	62,243	46,282	116,834	80,408
Operating expenses
Selling	11,960	8,881	23,211	16,993
Administrative	30,890	24,528	61,173	46,765
Amortization	2,810	1,485	5,289	2,274

Operating income	16,583	11,388	27,161	14,376
Other expense
Interest expense	1,509	967	3,061	1,665
Other	121	194	225	219

	1,630	1,161	3,286	1,884

Income before income taxes	14,953	10,227	23,875	12,492
Income tax provision	4,960	3,720	8,069	4,743

Net income attributable to common stockholders	$9,993	$6,507	$15,806	$7,749

Basic net income per share attributable to common stockholders	$0.32	$0.21	$0.51	$0.25

Diluted net income per share attributable to common stockholders	$0.32	$0.21	$0.50	$0.25

Weighted average shares outstanding:
Basic	31,317,632	31,228,000	31,279,935	31,360,060
Diluted	31,347,067	31,249,050	31,339,019	31,371,216

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

			Additional
	Common Stock		Paid In	Accumulated	Treasury Shares		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
BALANCE - January 1, 2015	31,839,087	$319	$154,497	$(57,659)	(300,000)	$(5,283)	$91,874

Net income				7,749			7,749
Issuance of Common Stock Awards to Employees	130,613	1	(1)				—
Surrender of Common Stock Awards by Employees					(1,560)	—	—
Share-Based Compensation Expense			658				658
Share-Based Compensation Issued to Directors	13,188		300				300
Tax Benefit from Stock Plans			76				76
Common Stock Repurchase					(315,000)	(6,100)	(6,100)

BALANCE - June 30, 2015	31,982,888	$320	$155,530	$(49,910)	(616,560)	$(11,383)	$94,557

			Additional
	Common Stock		Paid In	Accumulated	Treasury Shares		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
BALANCE - January 1, 2016	31,982,888	$320	$156,688	$(31,142)	(616,560)	$(11,383)	$114,483

Net income				15,806			15,806
Issuance of Common Stock Awards to Employees	143,528	1	(1)				—
Surrender of Common Stock Awards by Employees					(32,367)	(836)	(836)
Share-Based Compensation Expense			871				871
Share-Based Compensation Issued to Directors	8,760		300				300

BALANCE - June 30, 2016	32,135,176	$321	$157,858	$(15,336)	(648,927)	$(12,219)	$130,624

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$15,806	$7,749
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	11,281	7,366
Amortization of intangibles	5,289	2,274
Amortization of deferred financing costs and debt discount	179	133
Provision for doubtful accounts	1,181	953
Write-off of debt issuance costs	286	—
Gain on sale of property and equipment	(173)	(164)
Noncash stock compensation	1,171	958
Deferred income taxes	708	—
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(9,742)	(9,865)
Inventories	(3,310)	(1,988)
Other assets	2,442	3,715
Accounts payable	6,632	1,592
Income taxes payable	(873)	3,302
Other liabilities	5,283	(626)

Net cash provided by operating activities	36,160	15,399

Cash flows from investing activities
Purchases of property and equipment	(13,424)	(11,513)
Acquisitions of businesses, net of cash acquired of $0 and $761, respectively	(29,948)	(43,989)
Proceeds from sale of property and equipment	384	340
Other	—	(407)

Net cash used in investing activities	(42,988)	(55,569)

Cash flows from financing activities
Proceeds from revolving line of credit under credit agreement applicable to respective period (Note 4)	37,975	75,750
Payments on revolving line of credit under credit agreement applicable to respective period (Note 4)	(37,975)	(75,750)
Proceeds from term loan under credit agreement applicable to respective period (Note 4)	100,000	50,000
Payments on term loan under credit agreement applicable to respective period (Note 4)	(49,375)	(24,688)
Proceeds from delayed draw term loan under credit agreement applicable to respective period (Note 4)	12,500	15,000
Payments on delayed draw term loan under credit agreement applicable to respective period (Note 4)	(50,000)	—
Proceeds from vehicle and equipment notes payable	11,039	7,979
Debt issuance costs	(1,238)	(758)
Principal payments on long term debt	(2,591)	(1,611)
Principal payments on capital lease obligations	(4,556)	(4,851)
Acquisition-related obligations	(1,191)	—
Repurchase of common stock	—	(6,100)
Surrender of common stock by employees	(836)	—

Net cash provided by financing activities	13,752	34,971

Net change in cash	6,924	(5,199)
Cash at beginning of period	6,818	10,761

Cash at end of period	$13,742	$5,562

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$2,537	$1,480
Income taxes, net of refunds	8,355	1,318
Supplemental disclosure of noncash investing and financing activities
Vehicles capitalized under capital leases and related lease obligations	2,033	1,966
Seller obligations in connection with acquisition of businesses	2,430	8,392

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

We have one operating segment and a single reportable segment. Substantially all of our sales come from service-based installation of various products in the residential new construction and repair and remodel and commercial new construction and repair and remodel end markets. Each of our branches has the capacity to serve all of our end markets. The following table sets forth the percentage of our net revenue by end market for the three and six months ended June 30, 2016 and 2015:

	Three and six months ended June 30,
	2016	2015
Residential new construction and repair and remodel	88%	89%
Commercial new construction and repair and remodel	12	11

	100%	100%

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

The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to prevent the information presented from being misleading when read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”), as filed with the SEC on March 9, 2016. The December 31, 2015 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP.

Our interim operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected in future operating quarters. See Item 1A. Risk Factors in our 2015 Form 10-K for additional information regarding risk factors that may impact our results.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 to the consolidated financial statements in our 2015 Form 10-K describes the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no changes to our significant accounting policies or estimates during the three or six months ended June 30, 2016.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $0.8 million and $1.4 million for the three and six months ended June 30, 2016, respectively, and $0.6 million and $1.0 million for the three and six months ended June 30, 2015, respectively, and is included in selling expense on the Condensed Consolidated Statements of Operations.

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” Under this ASU, we present debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset. Amortization of such costs will continue to be reported as interest expense. During the six months ended June 30, 2016, we retrospectively adopted ASU 2015-03, which resulted in a reclassification of $0.5 million of debt issuance costs related to our long-term debt from other non-current assets to long-term debt as of December 31, 2015.

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

In August 2015, the FASB issued ASU 2015-15, “Imputation of Interest (Subtopic 835-30).” This ASU amends ASU 2015-03 regarding the presentation and subsequent measurement of debt issuance costs related to line of credit arrangements. Specifically, it provides guidance for deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. We adopted this guidance effective January 1, 2016 and have determined this ASU did not have a material impact on our condensed consolidated financial statements. After applying the new guidance, deferred debt issuance costs were $1.3 million and $0.6 million as of June 30, 2016 and December 31, 2015, respectively.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718).” This update amends the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. This ASU also clarifies the statement of cash flows presentation for certain components of share-based awards. As early adoption is permitted, we adopted this standard effective January 1, 2016 and have concluded that it did not have a material impact on our condensed consolidated financial statements. Under ASU 2016-09, we classify the excess income tax benefits from stock-based compensation arrangements as a discrete item within income tax expense, rather than recognizing such excess income tax benefits in additional paid-in capital. Excess income tax benefits from stock-based compensation arrangements are classified as an operating activity rather than as a financing activity. In addition, when we withhold shares from an employee’s vesting of common stock awards to fund payment by us of the employee’s taxes, the payment is classified as a financing activity. We have elected to continue to estimate the forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

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

In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 pursuant to Staff announcements at the March 3, 2016 EITF Meeting” This ASU rescinds from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements at the March 3, 2016 meeting. For public entities, the amendments related to Topic 605 are effective for interim and annual reporting periods beginning after December 15, 2017 and amendments related to Topic 815 are effective for interim and annual reporting periods beginning after December 15, 2015. We are still evaluating whether the portion of this ASU related to Topic 605 will have a material impact on our condensed consolidated financial statements but have concluded that the portion of this ASU related to Topic 815 is not applicable and, therefore, did not have a material impact on our condensed consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The amendments in this ASU provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. The amendment also clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. We are still evaluating whether this ASU will have a material impact on our condensed consolidated financial statements.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In addition, these amendments require the measurement of all expected credit losses for financial assets, including trade accounts receivable, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. We are still evaluating whether this ASU will have a material impact on our consolidated financial statements.

NOTE 3 – GOODWILL AND INTANGIBLES

Goodwill

The change in carrying amount of goodwill was as follows (in thousands):

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)

January 1, 2016	$160,516	$(70,004)	$90,512
Business Combinations	9,827	—	9,827

June 30, 2016	$170,343	$(70,004)	$100,339

We test goodwill for impairment annually during the fourth quarter of our fiscal year or earlier if there is an impairment indicator. No impairment was recognized during either of the six month periods ended June 30, 2016 and 2015.

Intangibles, net

The following table provides the gross carrying amount and accumulated amortization for each major class of intangibles (in thousands):

	As of June 30, 2016			As of December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangibles:
Customer relationships	$73,066	$23,705	$49,361	$62,399	$20,231	$42,168
Covenants not-to-compete	7,763	1,568	6,195	5,729	847	4,882
Trademarks and tradenames	33,555	9,255	24,300	28,320	8,152	20,168

	$114,384	$34,528	$79,856	$96,448	$29,230	$67,218

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The gross carrying amount of intangibles increased approximately $17.9 million during the six months ended June 30, 2016 primarily due to business combinations. See Note 10, Business Combinations, for more information. Remaining estimated aggregate annual amortization expense is as follows (amounts, in thousands, are for the fiscal year ended):

Remainder of 2016	$5,531
2017	10,546
2018	10,304
2019	9,880
2020	9,273
Thereafter	34,322

NOTE 4 – LONG-TERM DEBT

Debt consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2016	2015

Term loans, as amended, net of unamortized debt discount of $504 and $249, respectively	$98,246	$47,876
Delayed draw term loans, as amended, net of unamortized debt discount of $57 and $261, respectively	12,443	49,739
Vehicle and equipment notes	29,760	21,091
Various notes payable, maturing through March 2025; payable in various monthly installments, including interest rates ranging from 4% to 6%	5,282	4,529

	145,731	123,235
Less: current maturities	(13,079)	(10,021)

Long-term debt, less current maturities	$132,652	$113,214

On February 29, 2016, we entered into a Credit and Security Agreement (the “Credit and Security Agreement”) with the lenders named therein. The Credit and Security Agreement amended and restated our previous credit agreement (the “2015 Credit Agreement”), which was scheduled to mature in April 2020. We used a portion of the funds from the Credit and Security Agreement to pay off the outstanding balances under the 2015 Credit Agreement. The Credit and Security Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $325.0 million, consisting of a $100.0 million revolving line of credit (the “Revolving LOC”), a $100.0 million term loan (the “Term Loan”), and a delayed draw term loan facility (the “DDTL”) providing for up to $125.0 million in additional term loan draws during the first year of the Credit and Security Agreement. Under the Revolving LOC, up to an aggregate of $20.0 million is available to us for the issuance of letters of credit and up to an aggregate of $5.0 million is available to us for swing line loans. The Credit and Security Agreement also includes an accordion feature which allows us, at our option but subject to lender and certain other approvals, to add up to an aggregate of $75.0 million in principal amount of term loans or additional revolving credit commitments, subject to the same terms as the Revolving LOC and Term Loan. As of June 30, 2016, there were approximately $12.3 million in letters of credit issued and no borrowings outstanding under the Revolving LOC. All of the obligations under the Credit and Security Agreement are guaranteed by our material domestic subsidiaries, other than Suburban Insulation, Inc.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Loans under the Credit and Security Agreement bear interest at either the eurodollar rate (“LIBOR”) or the base rate (which approximates prime rate), at our election, plus a margin based on the type of rate applied and our leverage ratio. At December 31, 2015, the outstanding balances on the term loan and the delayed draw term loan under the 2015 Credit Agreement bore interest at 1-month LIBOR, including margin (1.95%), and the outstanding balances on the Term Loan and DDTL at June 30, 2016 bore interest at 1-month LIBOR, including margin (2.25%). In addition to interest, we are required to pay commitment fees on the unused portion of the Revolving LOC. The commitment fee rate for the period from February 29, 2016 through August 31, 2016, is 22.5 basis points. Thereafter, the commitment fee rate, like the interest rate spreads, is subject to adjustment based on our leverage ratio, with possible future commitment fees ranging from 20 to 30 basis points per annum. We are also required to pay a ticking fee of 37.5 basis points per annum on the unused portion of the DDTL until it is fully drawn or February 28, 2017, whichever is earlier. Any outstanding principal balances on the Term Loan and DDTL are due on February 28, 2021 (the “Maturity Date”).

The Credit and Security Agreement contains covenants that require us to (1) maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 and (2) maintain a leverage ratio of no greater than (a) 3.50 to 1.00 through December 30, 2016; (b) 3.25 to 1.00 on December 31, 2016 through June 29, 2017; (c) 3.00 to 1.00 on June 30, 2017 through December 30, 2017; (d) 2.75 to 1.00 on December 31, 2017 through June 29, 2018; and (e) 2.50 to 1.00 on June 30, 2018 and thereafter. The Credit and Security Agreement also contains various restrictive non-financial covenants and a provision that, upon an event of default (as defined by the Credit and Security Agreement), amounts outstanding under the Credit and Security Agreement would bear interest at the rate as determined above plus 2.0% per annum.

Vehicle and Equipment Notes

We are party to a Master Loan and Security Agreement (“Master Loan and Security Agreement”), a Master Equipment Lease Agreement (“Master Equipment Agreement”) and one or more Master Loan Agreements (“Master Loan Agreements”) with various lenders to provide financing for the purpose of purchasing or leasing vehicles and equipment used in the normal course of business. Each financing arrangement under these agreements constitutes a separate note and obligation. Vehicles and equipment purchased or leased under each financing arrangement serve as collateral for the note applicable to such financing arrangement. Regular payments are due under each note for a period of typically 60 consecutive months after the incurrence of the obligation. The specific terms of each note are based on specific criteria, including the type of vehicle or equipment and the market interest rates at the time. No termination date applies to these agreements.

Total gross assets relating to our master loan and equipment agreements were $36.4 million and $25.4 million as of June 30, 2016 and December 31, 2015, respectively, none of which were fully depreciated as of June 30, 2016 or December 31, 2015, respectively. The net book value of assets under these agreements was $30.1 million and $22.4 million as of June 30, 2016 and December 31, 2015, respectively, net of accumulated depreciation of $6.3 million and $3.0 million as of June 30, 2016 and December 31, 2015, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations.

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

Estimated Fair Value of Financial Instruments

Accounts receivable, accounts payable and accrued liabilities as of June 30, 2016 and December 31, 2015 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of the long-term debt, including the Term Loan, DDTL and Revolving LOC, approximate fair value as of June 30, 2016 and December 31, 2015 due to the short term maturities of the underlying variable rate LIBOR agreements. The carrying amounts of the obligations associated with our vehicle and equipment notes approximate fair value as of June 30, 2016 and December 31, 2015 because the associated assets generate sufficient cash through operations to settle the obligations. All debt classifications represent Level 2 fair value measurements.

NOTE 6 – EMPLOYEE BENEFITS

Healthcare

Our healthcare benefit expense (net of employee contributions) for all plans was approximately $3.5 million and $3.1 million for the three months ended June 30, 2016 and 2015, respectively, and $7.7 million and $5.8 million for the six months ended June 30, 2016 and 2015, respectively. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $1.6 million and $1.5 million as of June 30, 2016 and December 31, 2015, respectively.

Workers’ Compensation

Workers’ compensation expense totaled $2.8 million and $2.0 million for the three months ended June 30, 2016 and 2015, respectively, and $5.8 million and $4.1 million for the six months ended June 30, 2016 and 2015, respectively. Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30, 2016	December 31, 2015
Included in other current liabilities	$4,210	$3,263
Included in other long-term liabilities	6,505	7,132

	$10,715	$10,395

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We also had an insurance receivable for claims that exceeded the stop loss limit included on the Condensed Consolidated Balance Sheets. That receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	June 30, 2016	December 31, 2015
Included in other non-current assets	$1,259	$1,542

Share-Based Compensation

Directors

During the three months ended June 30, 2016 and 2015, we granted approximately 9 thousand and 13 thousand shares of our common stock, respectively, under our 2014 Omnibus Incentive Plan to non-employee members of our Board of Directors. Accordingly, for each of the three and six month periods ended June 30, 2016 and 2015, we recorded $0.3 million in compensation expense within administrative expenses on the Condensed Consolidated Statements of Operations. These shares effectively vested on the grant date since there is deemed to be no service period associated with these awards. The lack of a vesting or service period may not apply to any future share grants under our 2014 Omnibus Incentive Plan.

Employees

During the six months ended June 30, 2016, we granted approximately 0.1 million shares of our common stock under our 2014 Omnibus Incentive Plan to our employees, which vest in three equal installments (rounded to the nearest whole share) on each of April 20, 2017, April 20, 2018 and April 20, 2019.

During the six months ended June 30, 2016, our employees surrendered approximately 32 thousand shares of our common stock to satisfy tax withholding obligations arising in connection with the vesting of such common stock awards previously issued under our 2014 Omnibus Incentive Plan. Share-based compensation expense was $0.3 million and $0.9 million for the three and six months ended June 30, 2016, respectively. We recognized excess tax benefits of approximately $49 thousand and $0.3 million in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016, respectively.

During the six months ended June 30, 2015, we granted approximately 0.1 million shares of our common stock under our 2014 Omnibus Incentive Plan to our employees, which vested 100% between January 7, 2016 and March 31, 2016 for non-executive employees and vests in three equal installments (rounded to the nearest whole share) on each of March 31, 2016, March 31, 2017 and March 31, 2018 for certain officers. Share-based compensation expense was $0.6 million and $0.7 million for the three and six months ended June 30, 2015.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nonvested common stock awards for employees as of December 31, 2015 and changes during the six months ended June 30, 2016 were as follows:

	Common Stock Awards	Weighted Average Grant Date Fair Market Value Per Share
Nonvested common stock awards at December 31, 2015	129,053	$21.52
Granted	143,528	26.98
Vested	(109,473)	21.48
Forfeited	(459)	21.79

Nonvested common stock awards at June 30, 2016	162,649	$26.37

As of June 30, 2016, there was $3.8 million of unrecognized compensation expense related to nonvested common stock awards. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 2.7 years. Shares forfeited are returned as treasury shares and available for future issuances.

As of June 30, 2016, approximately 2.7 million shares of common stock were available for issuance under the 2014 Omnibus Incentive Plan.

NOTE 7 – INCOME TAXES

Our provision for income taxes as a percentage of pretax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.

During the three and six months ended June 30, 2016, the effective tax rate was 33.2 percent and 33.8 percent, respectively. These rates were favorably impacted by deductions related to domestic production activities, early adoption of ASU 2016-09 and usage of net operating losses for a tax filing entity which previously had a full valuation allowance. The rates were partially offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

On March 30, 2016, the FASB issued ASU 2016-09 which simplified several aspects of the accounting for employee share-based payment transactions. We decided to early adopt ASU 2016-09 and per its guidance recognized $49 thousand and $0.3 million of excess income tax benefits from stock-based compensation arrangements as a discrete item within income tax expense for the three and six months ended June 30, 2016, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

We sell installation services to other companies related to us through common or affiliated ownership and/or Board of Directors and/or management relationships. We also purchase services and materials and pay rent to companies with common or related ownership.

We lease our headquarters and certain other facilities from related parties. See Note 9, Commitments and Contingencies, for future minimum lease payments to be paid to these related parties.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three and six months ended June 30, 2016 and 2015, the amount of sales to related parties as well as the purchases from and rent expense paid to related parties were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Sales	$1,573	$1,571	$3,100	$2,737
Purchases	153	170	256	286
Rent	154	148	309	296

As of June 30, 2016 and December 31, 2015, we had related party balances of approximately $1.3 million and $1.8 million, respectively, included in accounts receivable on our Condensed Consolidated Balance Sheets. These balances represent trade accounts receivable arising during normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer is a member of our Board of Directors, accounted for $0.7 million and $1.0 million of these balances as of June 30, 2016 and December 31, 2015, respectively.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Accrued General Liability

Accrued general insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30, 2016	December 31, 2015
Included in other current liabilities	$1,675	$1,304
Included in other long-term liabilities	7,663	6,879

	$9,338	$8,183

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We also had insurance receivables included on the Condensed Consolidated Balance Sheets that, in aggregate, offset an equal liability included within the reserve amounts noted above. The amounts were as follows (in thousands):

	June 30, 2016	December 31, 2015
Insurance receivable and indemnification asset for claims under a fully insured policy	$2,815	$2,815
Insurance receivable for claims that exceeded the stop loss limit	907	821

Total insurance receivables included in other non-current assets	$3,722	$3,636

Leases

We are obligated under capital leases covering vehicles and certain equipment. The vehicle and equipment leases generally have terms ranging from four to six years. Total gross assets relating to capital leases were approximately $64.9 million as of June 30, 2016 and December 31, 2015, and a total of approximately $21.7 million and $19.1 million were fully depreciated as of June 30, 2016 and December 31, 2015, respectively. The net book value of assets under capital leases was approximately $19.2 million and $22.1 million as of June 30, 2016 and December 31, 2015, respectively, net of accumulated depreciation of $45.7 million and $42.8 million as of June 30, 2016 and December 31, 2015, respectively. Amortization of assets held under capital leases is included within cost of sales on the Condensed Consolidated Statements of Operations.

We also have several noncancellable operating leases, primarily for buildings, improvements, equipment, and certain vehicles. These leases generally contain renewal options for periods ranging from one to five years and require us to pay all executory costs such as property taxes, maintenance and insurance.

In some instances, lease agreements exist with related parties. Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) with related parties as of June 30, 2016 are as follows (amounts, in thousands, are as of the fiscal year ended):

Remainder of 2016	$286
2017	366
2018	155
2019	—
2020	—
Thereafter	—

Supply Contract Commitments

As of June 30, 2016, we had two product supply contracts, one extending through December 31, 2016 and one extending through August 31, 2017. The contract extending through August 31, 2017 has been suspended through December 31, 2016. Our obligations for both contracts are based on quantity without a specific rate applied and therefore are not quantifiable. We expect our quantity of purchases to exceed the minimum quantity commitments for all years covered by the contracts. Actual purchases made under the contract extending through December 31, 2016 for the three months ended June 30, 2016 and 2015 were approximately $12.2 million and $13.1 million, respectively, and $26.4 million and $24.9 million for the six months ended June 30, 2016 and 2015, respectively.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 10 – BUSINESS COMBINATIONS

As part of our ongoing strategy to increase market share in certain markets, we completed four business combinations during the six months ended June 30, 2016 and three business combinations during the six months ended June 30, 2015. The goodwill recognized in conjunction with these business combinations is attributable to expected improvement in the business of these acquired companies. We estimate approximately $11.1 million of the goodwill resulting from the 2016 acquisitions is expected to be deductible for tax purposes.

2016

On January 25, 2016, we acquired substantially all of the assets of Key Green Builder Services, LLC d/b/a Key Insulation. The purchase price consisted of cash of $5.0 million and seller obligations of $0.7 million. Revenue and net loss since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 were $2.2 million and $0.1 million, respectively, and $4.3 million and $0.2 million, respectively, for the six months ended June 30, 2016.

On February 2, 2016, we acquired substantially all of the assets of Marshall Insulation, LLC (“Marshall”). The purchase price consisted of cash of $0.9 million and seller obligations of $0.1 million. Revenue and net loss since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 were $0.9 million and $76 thousand, respectively, and $1.5 million and $0.2 million, respectively, for the six months ended June 30, 2016.

On February 29, 2016, we acquired substantially all of the assets of Kern Door Company, Inc. (“Kern”). The purchase price consisted of cash of $2.9 million and seller obligations of $0.1 million. Revenue and net loss since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 were $0.7 million and $0.2 million, respectively, and $1.0 million and $0.1 million, respectively, for the six months ended June 30, 2016.

On April 12, 2016, we acquired substantially all of the assets of Alpine Insulation Co., Inc. (“Alpine”). The purchase price consisted of cash of $21.2 million and seller obligations of $1.6 million. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 were $6.8 million and $0.4 million, respectively.

2015

On March 12, 2015, we acquired 100% of the stock and membership interests of nine different legal entities, collectively referred to as BDI Insulation (“BDI”). The purchase price consisted of cash of $30.7 million and seller obligations of $5.8 million. Revenue and net income since the date of acquisition

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

included in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2015 were $10.0 million and $1.1 million, respectively, and $12.1 million and $1.0 million, respectively, for the six months ended June 30, 2015.

On April 6, 2015, we acquired 100% of the common stock of C.Q. Insulation Inc. (“CQ”). The purchase price consisted of cash of $5.2 million and seller obligations of $2.3 million. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 were $2.7 million and $0.2 million, respectively.

On June 1, 2015, we acquired substantially all of the assets of Layman Brothers Contracting (“Layman”). The purchase price consisted of cash of $9.1 million and seller obligations of $0.6 million. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 were $1.2 million and $0.1 million, respectively.

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following as of June 30 and as may be adjusted during the valuation period since acquisition (in thousands):

	2016			2015
	Alpine	Other	Total	BDI	CQ	Layman	Total
Estimated fair values:
Cash	$—	$—	$—	$661	$100	$—	$761
Accounts receivable	3,959	1,616	5,575	4,735	1,423	1,245	7,403
Inventories	700	311	1,011	980	152	267	1,399
Other current assets	18	8	26	368	39	—	407
Property and equipment	656	744	1,400	1,006	190	733	1,929
Intangibles	12,800	5,036	17,836	21,280	4,350	5,330	30,960
Goodwill	6,624	3,190	9,814	16,213	3,035	3,143	22,391
Other non-current assets	—	—	—	3,736	—	—	3,736
Accounts payable and other current liabilities	(2,046)	(1,238)	(3,284)	(3,303)	(1,539)	(1,030)	(5,872)
Deferred income tax liabilities	—	—	—	(5,495)	—	—	(5,495)
Other long-term liabilities	—	—	—	(3,736)	(238)	—	(3,974)

Fair value of assets acquired and purchase price	22,711	9,667	32,378	36,445	7,512	9,688	53,645
Less seller obligations	1,560	870	2,430	5,765	2,319	600	8,684

Cash paid	$21,151	$8,797	$29,948	$30,680	$5,193	$9,088	$44,961

Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed, and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Goodwill and intangibles per the above table do not agree to the total gross increases of these assets as shown in Note 3—Goodwill and Intangibles during the six months ended June 30, 2016 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added during the ordinary course of business. In addition, goodwill and intangibles increased during the six months ended June 30, 2015 due to an immaterial tuck-in acquisition that does not appear in the above table.

Included in other noncurrent assets in the above table as of June 30, 2016 and 2015 is an insurance receivable of $2.0 million and an indemnification asset associated with the acquisition of BDI in the amount of $1.7 million. These assets offset equal liabilities included in other long-term liabilities in the same table, which represent additional insurance reserves and an uncertain tax position liability for which we may be liable. All amounts are measured at their acquisition date fair value.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Estimates of acquired intangible assets related to the acquisitions are as follows (dollars in thousands):

	2016		2015
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$10,667	9	$19,900	8
Trademarks and trade names	5,235	15	9,390	15
Non-competition agreements	1,934	5	1,670	5

Pro Forma Information

The unaudited pro forma information for the combined results of the Company has been prepared as if the 2016 acquisitions had taken place on January 1, 2015 and the 2015 acquisitions had taken place on January 1, 2014. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2015 and 2014, and the unaudited pro forma information does not purport to be indicative of future financial operating results. See Note 12, Business Combinations, to our audited financial statements in Item 8 of Part II of our 2015 Form 10-K for additional information on 2015 acquisitions included in the table below (in thousands, except per share data):

	Pro forma for the three months ended June 30,		Pro forma for the six months ended June 30,
	2016	2015	2016	2015
Net revenue	$212,719	$185,622	$411,201	$347,873
Net income attributable to common stockholders	$9,660	$7,688	$15,356	$9,115
Basic and diluted net income per share attributable to common stockholders	$0.31	$0.25	$0.49	$0.29

Unaudited pro forma net income reflects additional intangible asset amortization expense of $1.4 million for the three months ended June 30, 2015, and $0.4 million and $3.4 million for the six months ended June 30, 2016 and 2015, respectively, that would have been recorded had the 2016 acquisitions taken place on January 1, 2015 and the 2015 acquisitions taken place on January 1, 2014. No additional intangible asset amortization expense is reflected in unaudited proforma net income for the three months ended June 30, 2016. In addition, unaudited pro forma net income attributable to common stockholders includes an income tax benefit of $0.2 million for the three and six months ended June 30, 2016 and an income tax expense of $0.7 million and $0.8 million for the three and six months ended June 30, 2015, respectively. Approximately $1.0 million in transaction costs incurred by a seller resulting from a business combination that occurred during the six months ended June 30, 2015 were included in earnings reported for the six months ended June 30, 2014 and, therefore, are not included in proforma net income reported in the table above.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – INCOME PER COMMON SHARE

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

Diluted net income per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per share calculation when dilutive. Diluted income per share was as follows (in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

Net income attributable to common stockholders - basic and diluted	$9,993	$6,507	$15,806	$7,749

Weighted average number of common shares outstanding	31,317,632	31,228,000	31,279,935	31,360,060

Dilutive effect of outstanding common stock awards after application of the Treasury Stock Method	29,435	21,050	59,084	11,156

Diluted shares outstanding	31,347,067	31,249,050	31,339,019	31,371,216

Basic income per share attributable to common stockholders	$0.32	$0.21	$0.51	$0.25

Diluted income per share attributable to common stockholders	$0.32	$0.21	$0.50	$0.25

NOTE 12 – SUBSEQUENT EVENTS

On July 25, 2016, we acquired substantially all of the assets of FireClass, L.L.C. (“FireClass”) for total consideration of approximately $2.3 million, subject to a working capital adjustment. The initial accounting for the business combination was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Quarterly Report on Form 10-Q. As a result, disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in “Item 1. Financial Statements” of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 Form 10-K”).

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

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Net revenue

For the three months ended June 30, 2016, net revenue increased $52.2 million or 32.7%, to $211.9 million from $159.7 million for the three months ended June 30, 2015. The increase in net revenue included revenue from acquisitions of $25.2 million and revenue of $16.8 million predominantly attributable to organic growth in the volume of completed jobs in all of our end markets. The remaining increase in net revenue of $10.2 million resulted from a variety of factors, including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. None of these additional factors was more significant than any other.

Cost of sales

For the three months ended June 30, 2016, cost of sales increased $36.3 million, or 32.0%, to $149.7 million from $113.4 million for the three months ended June 30, 2015. As a percentage of net revenue, cost of sales decreased to 70.6% during the three months ended June 30, 2016 from 71.0% during the three months ended June 30, 2015 attributable to market pricing improvements, better fuel utilization and leverage of other items included in cost of sales. On a dollar basis, cost of sales included increases from acquired businesses of approximately $17.9 million. Approximately $11.5 million was predominantly attributable to organic growth in the volume of completed jobs in the residential new construction end market. Additionally, cost of sales increased $6.9 million as a result of a variety of factors including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. None of these additional factors was more significant than any other.

Gross Profit

For the three months ended June 30, 2016, gross profit increased $15.9 million to $62.2 million from $46.3 million for the three months ended June 30, 2015. As a percentage of net revenue, gross profit increased to 29.4% for the three months ended June 30, 2016 from 29.0% for the three months ended June 30, 2015 primarily due to a favorable change in our customer and product mix, market pricing variations and insulation volumes, better fuel utilization and leverage of other items included in costs of sales.

Operating expenses

Selling

For the three months ended June 30, 2016, selling expenses increased $3.1 million, or 34.8%, to $12.0 million from $8.9 million for the three months ended June 30, 2015. As a percentage of net revenue, selling expenses were flat at 5.6% for the three months ended June 30, 2016 and 2015. On a dollar basis, the increase in selling expenses was primarily due to higher wages, benefits and commissions of $2.6 million which supported both organic and acquisition-related growth.

Administrative

For the three months ended June 30, 2016, administrative expenses increased $6.4 million, or 25.9%, to $30.9 million from $24.5 million for the three months ended June 30, 2015. The increase in administrative expenses generally related to the cost of completing acquisitions, the ongoing costs associated with these newly-acquired entities and costs to support our growth. Wages and benefits increased $3.3 million, of which $1.7 million was attributable to acquisitions and $1.6 million was to support our organic growth. In addition, facility costs increased $0.9 million primarily due to acquisitions.

The remaining increase in administrative expenses of $2.2 million included $1.2 million of other administrative costs from newly-acquired entities as well as individually minor increases in several categories necessary to support our growing business.

Amortization

For the three months ended June 30, 2016, amortization expense increased $1.3 million to $2.8 million from $1.5 million for the three months ended June 30, 2015. The increase in amortization expense was attributable to the increase in finite-lived intangible assets obtained as a result of acquisitions.

Other expense

For the three months ended June 30, 2016, other expense increased $0.4 million to $1.6 million from $1.2 million for the three months ended June 30, 2015 due to increased interest expense on higher debt levels to support our growth related to acquisitions.

Income tax provision

During the three months ended June 30, 2016, we recorded an income tax provision of approximately $5.0 million on our income from continuing operations before income taxes of approximately $15.0 million, or an effective tax rate of 33.2%. This rate was favorably impacted by deductions related to domestic production activities, the early adoption of ASU 2016-09, and the usage of net operating losses for a tax filing entity which previously had a full valuation allowance. The favorability was partially offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

During the three months ended June 30, 2015, we recorded an income tax provision of approximately $3.7 million on our income from continuing operations before income taxes of approximately $10.2 million, or an effective tax rate of 36.4%. This rate was favorably impacted by deductions related to domestic production activities. The favorability was partially offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Net revenue

For the six months ended June 30, 2016, net revenue increased $114.0 million or 39.3%, to $403.6 million from $289.6 million for the six months ended June 30, 2015. The increase in net revenue included revenue from acquisitions of $53.0 million and revenue of $34.7 million predominantly attributable to organic growth in the volume of completed jobs in all of our end markets. The remaining increase in net revenue of $26.3 million resulted from a variety of factors, including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. None of these additional factors was more significant than any other.

Cost of sales

For the six months ended June 30, 2016, cost of sales increased $77.6 million, or 37.1%, to $286.8 million from $209.2 million for the six months ended June 30, 2015. As a percentage of net revenue, cost of sales decreased to 71.1% during the six months ended June 30, 2016 from 72.2% during the six months ended June 30, 2015 attributable to market pricing improvements, better fuel utilization and leverage of other items included in cost of sales. On a dollar basis, cost of sales included increases from acquired businesses of approximately $36.9 million. Approximately $24.2 million of the cost of sales increase was predominantly attributable to organic growth in the volume of completed jobs in the residential new construction end market. Additionally, cost of sales increased $16.5 million as a result of a variety of factors including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. None of these additional factors was more significant than any other.

Gross Profit

For the six months ended June 30, 2016, gross profit increased $36.4 million to $116.8 million from $80.4 million for the six months ended June 30, 2015. As a percentage of net revenue, gross profit increased to 28.9% for the six months ended June 30, 2016 from 27.8% for the six months ended June 30, 2015 primarily due to a favorable change in our customer and product mix, market pricing variations and insulation volumes, better fuel utilization and leverage of other items included in costs of sales.

Operating expenses

Selling

For the six months ended June 30, 2016, selling expenses increased $6.2 million, or 36.6%, to $23.2 million from $17.0 million for the six months ended June 30, 2015. As a percentage of net revenue, selling expenses decreased to 5.8% for the six months ended June 30, 2016 from 5.9% for the six months ended June 30, 2015 primarily due to greater productivity realized in wages and commissions on higher revenue. On a dollar basis, the increase in selling expenses was primarily due to higher wages, benefits and commissions of $5.5 million as well as higher advertising costs of $0.4 million which supported both organic and acquisition-related growth.

Administrative

For the six months ended June 30, 2016, administrative expenses increased $14.4 million, or 30.8%, to $61.2 million from $46.8 million for the six months ended June 30, 2015. The increase in administrative expenses generally related to the cost of completing acquisitions, the ongoing costs associated with these newly-acquired entities and costs to support our growth. Wages and benefits increased $9.0 million, of which $3.8 million was attributable to acquisitions and $5.2 million was to support our organic growth. In addition, facility costs increased $1.5 million primarily due to acquisitions. The remaining increase in administrative expenses of $3.9 million included $2.8 million of other administrative costs from newly-acquired entities as well as individually minor increases in several categories necessary to support our growing business.

Amortization

For the six months ended June 30, 2016, amortization expense increased $3.0 million to $5.3 million from $2.3 million for the six months ended June 30, 2015. The increase in amortization expense was attributable to the increase in finite-lived intangible assets obtained as a result of acquisitions.

Other expense

For the six months ended June 30, 2016, other expense increased $1.4 million to $3.3 million from $1.9 million for the six months ended June 30, 2015 due to increased interest expense on higher debt levels to support our growth related to acquisitions.

Income tax provision

During the six months ended June 30, 2016, we recorded an income tax provision of approximately $8.1 million on our income from continuing operations before income taxes of approximately $23.9 million, or an effective tax rate of 33.8%. This rate was favorably impacted by deductions related to domestic production activities, the early adoption of ASU 2016-09, and the usage of net operating losses for a tax filing entity which previously had a full valuation allowance. The favorability was partially offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

During the six months ended June 30, 2015, we recorded an income tax provision of approximately $4.7 million on our income from continuing operations before income taxes of approximately $12.5 million or an effective tax rate of 38.0%. This rate was favorably impacted by deductions related to domestic production activities. The favorability was partially offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

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

Credit and Security Agreement

On February 29, 2016, we entered into a Credit and Security Agreement (the “Credit and Security Agreement”) with the lenders named therein. The Credit and Security Agreement amended and restated our previous credit agreement the (“2015 Credit Agreement”), which was scheduled to mature in April 2020. We used a portion of the funds from the Credit and Security Agreement to pay off the outstanding balances under the 2015 Credit Agreement. The Credit and Security Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $325.0 million, consisting of a $100.0 million revolving line of credit (the “Revolving LOC”), a $100.0 million term loan (the “Term Loan”), and a delayed draw term loan facility (the “DDTL”) providing for up to $125.0 million in additional term loan draws during the first year of the Credit and Security Agreement. Under the Revolving LOC, up to an aggregate of $20.0 million is available to us for the issuance of letters of credit and up to an aggregate of $5.0 million is available to us for swing line loans. The Credit and Security Agreement also includes an accordion feature which allows us, at our option but subject to lender and certain other approvals, to add up to an aggregate of $75.0 million in principal amount of term loans or additional revolving credit commitments, subject to the same terms as the Revolving LOC and Term Loan.

The Term Loan amortizes in quarterly principal payments of $1.3 million through March 31, 2017 with $1.9 million being due quarterly from June 30, 2017 through March 31, 2019 then increasing to $2.5 million on June 30, 2019 and continuing quarterly through December 31, 2020. Draws under the DDTL convert to an amortizing term loan (the “DDTL Term Loan”) on the earlier of (1) the date the DDTL is fully drawn or (2) February 28, 2017, when it will begin to amortize in quarterly principal payments, beginning June 30, 2017, equal (on a percentage basis) to the then-current amortization rate on the Term Loan. Draws under the DDTL may be used only for acquisitions or major capital expenditures. In addition to scheduled amortization payments, if our leverage ratio for any fiscal year is greater than or equal to 3.00 to 1.00, we would be required to make additional payments on the Term Loan and DDTL Term Loan for such fiscal year in an amount of not less than 50% of our excess cash flow (as defined in the Credit and Security Agreement) for such fiscal year within 10 days of our delivery of the financial reports required under the Credit and Security Agreement. Any remaining unpaid balances on the Term Loan and the DDTL Term Loan are due on February 28, 2021 (the “Maturity Date”).

Loans under the Credit and Security Agreement bear interest at either the eurodollar rate (“LIBOR”) or the base rate (which approximates prime rate), at our election, plus a margin based on the type of rate applied and our leverage ratio. At December 31, 2015, the outstanding balances on the term loan and the delayed draw term loan under the 2015 Credit Agreement bore interest at 1-month LIBOR, including margin (1.95%), and the outstanding balances on the Term Loan and DDTL at June 30, 2016 bore interest at 1-month LIBOR, including margin (2.25%). In addition to interest, we are required to pay commitment fees on the unused portion of the Revolving LOC. The commitment fee rate for the period from February 29, 2016 through August 31, 2016, is 22.5 basis points. Thereafter, the commitment fee rate, like the interest rate spreads, is subject to adjustment based on our leverage ratio, with possible future commitment fees ranging from 20 to 30 basis points per annum. We are also required to pay a ticking fee of 37.5 basis points per annum on the unused portion of the DDTL until it is fully drawn or February 28, 2017, whichever is earlier.

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

The Credit and Security Agreement contains covenants that require us to (1) maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 and (2) maintain a leverage ratio of no greater than (a) 3.50 to 1.00 through December 30, 2016; (b) 3.25 to 1.00 on December 31, 2016 through June 29, 2017; (c) 3.00 to 1.00 on June 30, 2017 through December 30, 2017; (d) 2.75 to 1.00 on December 31, 2017 through June 29, 2018; and (e) 2.50 to 1.00 on June 30, 2018 and thereafter. The Credit and Security Agreement also contains various restrictive non-financial covenants and a provision that, upon an event of default (as defined by the Credit and Security Agreement), amounts outstanding under the Credit and Security Agreement would bear interest at the rate as determined above plus 2.0% per annum.

Vehicle and Equipment Notes

We have entered into a Master Loan and Security Agreement (“Master Loan and Security Agreement”), a Master Equipment Lease Agreement (“Master Equipment Agreement”) and one or more Master Loan Agreements (“Master Loan Agreements”) with various lenders to provide financing for the purpose of purchasing or leasing vehicles and equipment used in the normal course of business. Each financing arrangement under these agreements constitutes a separate note and obligation. Vehicles and equipment purchased or leased under each financing arrangement serve as collateral for the note applicable to such financing arrangement. Regular payments are due under each note for a period of typically 60 consecutive months after the incurrence of the obligation. The specific terms of each note are based on specific criteria, including the type of vehicle or equipment and the market interest rates at the time. No termination date applies to these agreements.

Total gross assets relating to our master loan and equipment agreements were $36.4 million and $25.4 million as of June 30, 2016 and December 31, 2015, respectively, none of which were fully depreciated as of June 30, 2016 or December 31, 2015, respectively. The net book value of assets under these agreements was $30.1 million and $22.4 million as of June 30, 2016 and December 31, 2015, respectively, net of accumulated depreciation of $6.3 million and $3.0 million as of June 30, 2016 and December 31, 2015, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations.

Letters of Credit and Bonds

We use letters of credit to secure our performance under our general liability and workers’ compensation insurance programs. Our workers’ compensation insurance program is considered a high deductible program whereby we are responsible for the cost of claims under approximately $0.8 million. If we do not pay these claims, our workers’ compensation insurance carriers are required to make these payments to the claimants on our behalf. Our general liability insurance program is considered a high deductible program whereby we are responsible for the cost of claims up to $2.0 million. If we do not pay these claims, our general liability insurance carrier is required to make these payments to the claimants on our behalf. As of June 30, 2016, we had $12.3 million of outstanding letters of credit and $0.3 million in cash securing our performance under these insurance programs. We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. As of June 30, 2016, we had 20 performance bonds outstanding, totaling approximately $3.4 million. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. As of June 30, 2016, we had 255 permit and license bonds outstanding, totaling approximately $4.1 million. Permit and license bonds are typically issued for one year and are required by certain municipalities when we obtain licenses and permits to perform work in their jurisdictions.

Historical cash flow information

Cash flow from operating activities

Net cash provided by operating activities of $36.2 million and $15.4 million for the six months ended June 30, 2016 and 2015, respectively, consisted primarily of net income of $15.8 million and $7.7 million, respectively, adjusted for non-cash and certain other items. Included in the net cash provided in 2016 were non-cash adjustments for depreciation and amortization expense on our expanded base of property, plant and equipment to support our growth totaling $11.3 million as well as for amortization on our growing intangible asset base from acquisitions totaling $5.3 million. These increases were coupled with other changes in working capital, most notably $6.6 million of additional accounts payable resulting from the increase in purchases to support our growth as well as $5.3 million of additional other liabilities, primarily driven by higher accrued wages due to an increase in number of days in the pay cycle to accrue, offset by a reduction of cash of $9.7 million due to increased accounts receivable resulting from our growth. Included in the net cash provided in 2015 were non-cash adjustments for depreciation and amortization expense on our expanded base of property, plant and equipment to support our growth totaling $7.4 million as well as for amortization on our growing intangible asset base totaling $2.3 million. These increases were coupled with other changes in working capital, most notably a $3.7 million change in other assets due primarily to a reduction of various prepaid assets and other receivables as well as a $3.3 million change in income taxes payable resulting from income before income tax expense, offset by a reduction in cash of $9.9 million due to increased accounts receivable balances compared to the beginning of the period resulting from higher sales in the six months ended June 30, 2015.

Cash flows from investing activities

Net cash used in investing activities was $43.0 million and $55.6 million for the six months ended June 30, 2016 and 2015, respectively. In 2016, we made cash payments, net of cash acquired, of $29.9 million on business combinations and $13.4 million primarily to purchase fleet to support our growing business. In 2015, we made cash payments, net of cash acquired, of $44.0 million on business combinations and $11.5 million primarily to purchase fleet to support our growing business. See the following “Capital Expenditures” section for further discussion of the increase in cash paid for purchases of property, plant and equipment in 2015. See Item 1, Financial Statements, Note 10, Business Combinations, for further information on acquisitions.

Cash flows from financing activities

Net cash provided by financing activities was $13.8 million and $35.0 million for the six months ended June 30, 2016 and 2015, respectively. Net cash provided in 2016 was primarily due to net proceeds of $13.1 million as a result of amending our credit agreement, resulting in increased borrowing capacity to support operations and continuing acquisitions and $11.0 million of proceeds from notes payable to finance our vehicle purchases. This increase in cash was offset by $4.6 million in principal payments on capital lease obligations, $1.2 million in costs related to amending our credit agreement, and $2.6 million in principal payments on other long term debt. Net cash provided in 2015 was primarily the result of amending our credit agreement, resulting in a net increase in our term loan balance of $25.3 million and delayed draw term loan balance of $15.0 million to support 2015 acquisitions, as well as $8.0 million of proceeds from notes payable to finance our vehicle purchases, partially offset by $6.1 million paid to repurchase shares of our common stock and $4.9 million in principle payments on capital lease obligations.

Capital expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Total capital expenditures were $13.4 million and $11.5 million for the six months ended June 30, 2016 and 2015, respectively, and primarily related to purchases of vehicles and various equipment to support our operations and increased net revenue. Subsequent to September 30, 2014, we began financing a significant portion of our capital expenditures under the Master Loan and Security Agreement, the Master Equipment Agreement or the Master Loan Agreement, which allow us to benefit from depreciation for tax purposes. These arrangements require us to pay cash up front for vehicles and equipment. We are reimbursed for the upfront cash payments after the assets are financed under the agreements. Of the $13.4 million in capital expenditures during the six months ended June 30, 2016, $11.0 million was converted to a financing arrangement by June 30, 2016 under the Master Loan and Security Agreement, Master Equipment Agreement and Master Loan Agreements.

Capped Call Agreement

Certain of our stockholders entered into a capped call agreement with the underwriters of the secondary offering of our common stock completed on June 17, 2014. This agreement provides that these stockholders have the option to call a total of approximately 1.1 million shares of our common stock at a capped price. The option can be exercised within specific dates based on the then current price of the underlying shares and will be settled in cash. During the six months ended June 30, 2016, approximately 0.7 million shares were exercised and approximately 0.4 million shares under the agreement remain available and become exercisable on various dates in June 2017. The capped call agreement is between the stockholders and the underwriters and does not represent compensation to the stockholders for services rendered to us. The price paid for the option represents the fair value of that transaction and we are not a party to the agreement. Accordingly, we have not recorded any expense related to this transaction.

Contractual Obligations

Our enforceable and legally binding obligations as of June 30, 2016, included in the table below are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table:

	Payments due by year (1)
(in thousands)	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations (2)	$160,001	$7,498	$18,194	$18,449	$20,088	$19,236	$76,536
Capital lease obligations (3)	19,788	4,771	7,185	4,487	2,922	423	—
Operating lease obligations (4)	26,817	4,940	8,133	4,806	3,286	2,622	3,030
Purchase obligations (5)	22,031	22,031	—	—	—	—	—

(1)	Our unrecognized tax benefits under ASC 740, “Income Taxes,” have been excluded from the table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.
(2)	Long-term debt obligations include principal and interest payments on our Term Loan and DDTL under the Credit and Security Agreement as well as our notes payable to sellers of acquisitions and vehicles purchased under the Master Loan and Security Agreement, the Master Equipment Agreement, and the Master Loan Agreements. Long-term debt obligations do not include commitment fees on the unused portion of the Revolving LOC or a ticking fee on the unused portion of the DDTL since those fees are subject to change based on the factors described in our Credit and Security Agreement. See Item 1, Financial Statements, Note 4, Long-Term Debt, for information on our Credit and Security Agreement. Interest on seller obligations maturing through March 2025 is estimated using current market rates. See Item 1, Financial Statements, Note 4, Long-Term Debt, for information on our Vehicle and Equipment Notes.
(3)	We maintain certain production vehicles under a capital lease structure. The leases expire on various dates through July 2020. Capital lease obligations, as disclosed above, include estimated interest expense payments. In determining expected interest expense payments, we utilize the current market rate.
(4)	We lease certain locations, vehicles and equipment under operating lease agreements, including, but not limited to, corporate offices, branch locations and various office and operating equipment. In some instances, these location lease agreements exist with related parties. See Note 8, Related Party Transactions, for further information.
(5)	As of June 30, 2016, we had two product supply contracts, one extending through December 31, 2016 and one extending through August 31, 2017 which has been suspended through December 31,

2016. Our obligations for both contracts are based on quantity without a specific rate applied and therefore are not quantifiable. The amounts in the above table represent our best estimate as to the prices that will be payable for the minimum volume of purchases that must be made under the contract extending through December 31, 2016. Due to the suspension of the contract extending through August31, 2017, we cannot estimate future payments under this contract at this time.

Off-Balance Sheet Arrangements

As of June 30, 2016, other than operating leases and purchase obligations described above, letters of credit issued under our revolving credit facility and performance and license bonds, we had no material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes for the three months ended June 30, 2016 from the critical accounting policies and estimates as previously disclosed in our 2015 Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1. Financial Statements, Note 9, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in our 2015 Form 10-K other than the risk factor set forth below to address the risk relating to increased disclosure and governance requirements:

Commencing with all reports filed on or after January 1, 2017, we will no longer be an “emerging growth company” and, as a result, we will have to comply with increased disclosure and governance requirements.

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. Because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2016, commencing with all reports filed on or after January 1, 2017 we will be deemed a large accelerated filer and, accordingly, will no longer qualify as an emerging growth company. As a large accelerated filer, we will be subject to certain requirements that apply to other public companies but have not previously applied to us due to our status as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	full disclosure obligations regarding executive compensation; and

•	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Failure to comply with these requirements could subject us to enforcement actions by the SEC, divert management’s attention, damage our reputation and adversely affect our business, operating results or financial condition.

We expect that the loss of “emerging growth company” status and compliance with the additional requirements of being a large accelerated filer will substantially increase our legal and financial compliance costs and make some activities more time consuming and costly. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Date: August 8, 2016

INSTALLED BUILDING PRODUCTS, INC.

By: /s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By: /s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed or Furnished with this Quarterly Report on Form 10-Q for the three months ended June 30, 2016

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