Form 10-Q
period 2016-09-30
Installed Building Products, Inc.
filed 2016-11-07
CIK 1580905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b−2 of the Exchange Act).    Yes  ☐    No  ☒

On October 31, 2016, the registrant had 31,485,525 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash	$19,050	$6,818
Accounts receivable (less allowance for doubtful accounts of $3,310 and $2,486 at September 30, 2016 and December 31, 2015, respectively)	125,058	103,198
Inventories	34,083	29,337
Other current assets	6,320	10,879
Total current assets	184,511	150,232
Property and equipment, net	65,930	57,592
Non-current assets
Goodwill	102,518	90,512
Intangibles, net	80,423	67,218
Other non-current assets	8,438	8,018
Total non-current assets	191,379	165,748
Total assets	$441,820	$373,572
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$15,064	$10,021
Current maturities of capital lease obligations	7,333	8,411
Accounts payable	60,007	50,867
Accrued compensation	17,464	14,488
Other current liabilities	20,206	13,635
Total current liabilities	120,074	97,422
Long-term debt	133,011	113,214
Capital lease obligations, less current maturities	9,215	12,031
Deferred income taxes	15,241	14,582
Other long-term liabilities	21,746	21,840
Total liabilities	299,287	259,089
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common Stock; $0.01 par value: 100,000,000 authorized, 32,135,176 and 31,982,888 issued and 31,485,525 and 31,366,328 shares outstanding at September 30, 2016 and December 31, 2015, respectively	321	320
Additional paid in capital	158,218	156,688
Accumulated deficit	(3,787)	(31,142)
Treasury Stock; at cost: 649,651 and 616,560 shares at September 30, 2016 and December 31, 2015, respectively	(12,219)	(11,383)
Total stockholders' equity	142,533	114,483
Total liabilities and stockholders' equity	$441,820	$373,572

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net revenue	$225,392	$181,579	$629,003	$471,220
Cost of sales	158,132	128,162	444,909	337,395
Gross profit	67,260	53,417	184,094	133,825
Operating expenses
Selling	13,028	10,282	36,239	27,275
Administrative	31,504	25,841	92,677	72,606
Amortization	2,889	1,817	8,178	4,091
Operating income	19,839	15,477	47,000	29,853
Other expense
Interest expense	1,544	989	4,605	2,654
Other	23	138	248	357
	1,567	1,127	4,853	3,011
Income before income taxes	18,272	14,350	42,147	26,842
Income tax provision	6,723	4,869	14,792	9,612
Net income attributable to common stockholders	$11,549	$9,481	$27,355	$17,230

Basic net income per share attributable to common stockholders	$0.37	$0.30	$0.87	$0.55
Diluted net income per share attributable to common stockholders	$0.37	$0.30	$0.87	$0.55
Weighted average shares outstanding:
Basic	31,323,600	31,237,275	31,294,596	31,318,682
Diluted	31,377,790	31,288,609	31,351,991	31,343,230

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

	Common Stock		Additional Paid In	Accumulated	Treasury Shares		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
BALANCE - January 1, 2015	31,839,087	$319	$154,497	$(57,659)	(300,000)	$(5,283)	$91,874
Net income				17,230			17,230
Issuance of common stock awards to employees	130,613	1	(1)				—
Surrender of common stock awards by employees					(1,560)	—	—
Share-based compensation expense			1,232				1,232
Share-based compensation issued to Directors	13,188		300				300
Tax benefit from stock plans			76				76
Common stock repurchase					(315,000)	(6,100)	(6,100)
BALANCE - September 30, 2015	31,982,888	$320	$156,104	$(40,429)	(616,560)	$(11,383)	$104,612

	Common Stock		Additional Paid In	Accumulated	Treasury Shares		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
BALANCE - January 1, 2016	31,982,888	$320	$156,688	$(31,142)	(616,560)	$(11,383)	$114,483
Net income				27,355			27,355
Issuance of common stock awards to employees	143,528	1	(1)				—
Surrender of common stock awards by employees					(33,091)	(836)	(836)
Share-based compensation expense			1,231				1,231
Share-based compensation issued to Directors	8,760		300				300
BALANCE - September 30, 2016	32,135,176	$321	$158,218	$(3,787)	(649,651)	$(12,219)	$142,533

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$27,355	$17,230
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	17,240	11,872
Amortization of intangibles	8,178	4,091
Amortization of deferred financing costs and debt discount	282	199
Provision for doubtful accounts	1,960	1,551
Write-off of debt issuance costs	286	-
Gain on sale of property and equipment	(218)	(247)
Noncash stock compensation	1,531	1,532
Deferred income taxes	708	107
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(17,878)	(16,405)
Inventories	(3,158)	(2,960)
Other assets	4,727	5,265
Accounts payable	3,879	5,777
Income taxes payable	3,652	1,918
Other liabilities	6,033	(819)
Net cash provided by operating activities	54,577	29,111
Cash flows from investing activities
Purchases of property and equipment	(19,169)	(19,959)
Acquisitions of businesses, net of cash acquired of $0 and $924, respectively	(36,427)	(71,040)
Proceeds from sale of property and equipment	523	448
Other	—	(420)
Net cash used in investing activities	(55,073)	(90,971)
Cash flows from financing activities
Proceeds from revolving line of credit under credit agreement applicable to respective period (Note 4)	37,975	130,800
Payments on revolving line of credit under credit agreement applicable to respective period (Note 4)	(37,975)	(130,800)
Proceeds from term loan under credit agreement applicable to respective period (Note 4)	100,000	50,000
Payments on term loan under credit agreement applicable to respective period (Note 4)	(50,625)	(24,688)
Proceeds from delayed draw term loan under credit agreement applicable to respective period (Note 4)	12,500	35,000
Payments on delayed draw term loan under credit agreement applicable to respective period (Note 4)	(50,000)	-
Proceeds from vehicle and equipment notes payable	16,310	12,817
Debt issuance costs	(1,238)	(758)
Principal payments on long term debt	(4,055)	(2,631)
Principal payments on capital lease obligations	(6,596)	(7,276)
Acquisition-related obligations	(2,732)	-
Repurchase of common stock	—	(6,100)
Surrender of common stock by employees	(836)	-
Net cash provided by financing activities	12,728	56,364
Net change in cash	12,232	(5,496)
Cash at beginning of period	6,818	10,761
Cash at end of period	$19,050	$5,265
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$3,904	$2,171
Income taxes, net of refunds	10,428	8,327
Supplemental disclosure of noncash investing and financing activities
Vehicles capitalized under capital leases and related lease obligations	2,956	2,750
Seller obligations in connection with acquisition of businesses	2,849	12,364
Unpaid purchases of property and equipment included in accounts payable	2,140	-

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

We have one operating segment and a single reportable segment. Substantially all of our sales come from service-based installation of various products in the residential new construction and repair and remodel and commercial construction end markets. Each of our branches has the capacity to serve all of our end markets. The following table sets forth the percentage of our net revenue by end market:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Residential new construction and repair and remodel	89%	89%	88%	89%
Commercial construction	11%	11%	12%	11%
	100%	100%	100%	100%

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

Our interim operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected in future operating quarters. See Part I, Item 1A. Risk Factors in our 2015 Form 10-K and Part II, Item 1A. Risk Factors in our Quarterly Reports on Form 10-Q for the periods ended June 30, 2016 and September 30, 2016 for additional information regarding risk factors that may impact our results.

Note 2 to the consolidated financial statements in our 2015 Form 10-K describes the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no changes to our significant accounting policies or estimates during the three or nine months ended September 30, 2016.

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, valuation allowance on deferred tax assets, valuation of the reporting unit, intangible assets and other long-lived assets, share-based compensation, reserves for general liability, and workers’ compensation and medical insurances. Management believes the accounting estimates are appropriate and reasonably determined; however, due to the inherent uncertainties in making these estimates, actual amounts could differ from such estimates.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $0.8 million and $2.2 million for the three and nine months ended September 30, 2016, respectively, and $0.6 million and $1.6 million for the three and nine months ended September 30, 2015, respectively, and is included in selling expense on the Condensed Consolidated Statements of Operations.

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” Under this ASU, we present debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset. Amortization of such costs will continue to be reported as interest expense. During the nine months ended September 30, 2016, we retrospectively adopted ASU 2015-03, which resulted in a reclassification of $0.5 million of debt issuance costs related to our long-term debt from other non-current assets to long-term debt as of December 31, 2015.

In April 2015, the FASB issued ASU 2015-05, “Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This update provides criteria for customers in a cloud computing arrangement to determine whether the arrangement includes a license of software. We adopted this guidance effective January 1, 2016 and have determined this ASU did not have a material impact on our condensed consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Imputation of Interest (Subtopic 835-30).” This ASU amends ASU 2015-03 regarding the presentation and subsequent measurement of debt issuance costs related to line of credit arrangements. Specifically, it provides guidance for deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. We adopted this guidance effective January 1, 2016 and have determined this ASU did not have a material impact on our condensed consolidated financial statements. After applying the new guidance, deferred debt issuance costs, net of accumulated amortization, were $1.3 million and $0.6 million as September 30, 2016 and December 31, 2015, respectively.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805).” This ASU requires an acquirer to retrospectively adjust provisional amounts recognized in a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in this update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, this update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. While previous adjustments to provisional amounts did not have a material impact on our condensed consolidated financial statements, it is possible that future adjustments made during measurement periods to recently acquired entities or entities acquired in the future could have a material impact on our condensed consolidated financial statements.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The amendments in this ASU provide additional clarification and implementation guidance on the previously issued ASU 2014-09. This ASU provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. The amendment also clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. We are still evaluating whether this ASU will have a material impact on our condensed consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments (Topic 230).” This ASU addresses the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We are still evaluating whether this ASU will have a material impact on our condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): intra-entity transfers of assets other than inventory.” This ASU aligns the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards (IFRS). For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We are still evaluating whether this ASU will have a material impact on our condensed consolidated financial statements.

NOTE 3 – GOODWILL AND INTANGIBLES

Goodwill

The change in carrying amount of goodwill was as follows (in thousands):

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)
January 1, 2016	$160,516	$(70,004)	$90,512
Business Combinations	12,006	—	12,006
September 30, 2016	$172,522	$(70,004)	$102,518

We test goodwill for impairment annually during the fourth quarter of our fiscal year or earlier if there is an impairment indicator.  No impairment was recognized during either of the nine month periods ended September 30, 2016 and 2015.

Intangibles, net

The following table provides the gross carrying amount and accumulated amortization for each major class of intangibles (in thousands):

	As of September 30, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$75,261	$25,562	$49,699	$62,399	$20,231	$42,168
Covenants not-to-compete	8,143	2,003	6,140	5,729	847	4,882
Trademarks and tradenames	34,436	9,852	24,584	28,320	8,152	20,168
	$117,840	$37,417	$80,423	$96,448	$29,230	$67,218

The gross carrying amount of intangibles increased approximately $21.4 million during the nine months ended September 30, 2016 primarily due to business combinations. See Note 10, Business Combinations, for more information. Remaining estimated aggregate annual amortization expense is as follows (amounts, in thousands, are for the fiscal year ended):

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Remainder of 2016	$2,859
2017	11,045
2018	10,741
2019	10,229
2020	9,622
Thereafter	35,927

NOTE 4 – LONG-TERM DEBT

Debt consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2016	2015
Term loans, as amended, net of unamortized debt discount of $477 and $249, respectively	$97,030	$47,876
Delayed draw term loans, as amended, net of unamortized debt discount of $50 and $261, respectively	12,443	49,739
Vehicle and equipment notes, maturing through September 2021; payable in various monthly installments, including interest rates ranging from 2% to 4%	33,414	21,091
Various notes payable, maturing through March 2025; payable in various monthly installments, including interest rates ranging from 4% to 6%	5,188	4,529
	148,075	123,235
Less: current maturities	(15,064)	(10,021)
Long-term debt, less current maturities	$133,011	$113,214

On February 29, 2016, we entered into a Credit and Security Agreement (the “Credit and Security Agreement”) with the lenders named therein. The Credit and Security Agreement amended and restated our previous credit agreement (the “2015 Credit Agreement”), which was scheduled to mature in April 2020. We used a portion of the funds from the Credit and Security Agreement to pay off the outstanding balances under the 2015 Credit Agreement. The Credit and Security Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $325.0 million, consisting of a $100.0 million revolving line of credit (the “Revolving LOC”), a $100.0 million term loan (the “Term Loan”), and a delayed draw term loan facility (the “DDTL”) providing for up to $125.0 million in additional term loan draws during the first year of the Credit and Security Agreement. Under the Revolving LOC, up to an aggregate of $20.0 million is available to us for the issuance of letters of credit and up to an aggregate of $5.0 million is available to us for swing line loans. The Credit and Security Agreement also includes an accordion feature which allows us, at our option but subject to lender and certain other approvals, to add up to an aggregate of $75.0 million in principal amount of term loans or additional revolving credit commitments, subject to the same terms as the Revolving LOC and Term Loan. As of September 30, 2016, there were approximately $18.0 million in letters of credit issued and no borrowings outstanding under the Revolving LOC. All of the obligations under the Credit and Security Agreement are guaranteed by our material domestic subsidiaries, other than Suburban Insulation, Inc.

Loans under the Credit and Security Agreement bear interest at either the eurodollar rate (“LIBOR”) or the base rate (which approximates prime rate), at our election, plus a margin based on the type of rate applied and our leverage ratio. At December 31, 2015, the outstanding balances on the term loan and the delayed draw term loan under the 2015 Credit Agreement bore interest at 1-month LIBOR, including margin (1.95%), and the outstanding balances on the Term Loan and DDTL at September 30, 2016 bore interest at 1-month LIBOR, including margin (2.31%).  In addition to interest, we are required to pay commitment fees on the unused portion of the Revolving LOC. The commitment fee rate for the period from February 29, 2016 through August 31, 2016, was 22.5 basis points. The commitment fee rate, like the interest rate spreads, is subject to adjustment with possible future commitment fees ranging from 20 to 30 basis points per annum. At September 30, 2016, our applicable commitment fee rate was 22.5 basis points.  We are also required to pay a ticking fee of 37.5 basis points per annum on the unused portion of the DDTL until it is fully drawn or February 28, 2017, whichever is earlier. Any outstanding principal balances on the Term Loan and DDTL are due on February 28, 2021 (the “Maturity Date”).

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Credit and Security Agreement contains covenants that require us to (1) maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 and (2) maintain a leverage ratio of no greater than: (a) 3.50 to 1.00 through December 30, 2016; (b) 3.25 to 1.00 on December 31, 2016 through June 29, 2017; (c) 3.00 to 1.00 on June 30, 2017 through December 30, 2017; (d) 2.75 to 1.00 on December 31, 2017 through June 29, 2018; and (e) 2.50 to 1.00 on June 30, 2018 and thereafter.  The Credit and Security Agreement also contains various restrictive non-financial covenants and a provision that, upon an event of default (as defined by the Credit and Security Agreement), amounts outstanding under the Credit and Security Agreement would bear interest at the rate as determined above plus 2.0% per annum.

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

Total gross assets relating to our master loan and equipment agreements were $43.5 million and $25.4 million as of September 30, 2016 and December 31, 2015, respectively, none of which were fully depreciated as of September 30, 2016 or December 31, 2015, respectively. The net book value of assets under these agreements was $35.2 million and $22.4 million as of September 30, 2016 and December 31, 2015, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations.

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

Estimated Fair Value of Financial Instruments

Accounts receivable, accounts payable and accrued liabilities as of September 30, 2016 and December 31, 2015 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of the long-term debt, including the Term Loan, DDTL and Revolving LOC, approximate fair value as of September 30, 2016 and December 31, 2015 due to the short term maturities of the underlying variable rate LIBOR agreements. The carrying amounts of the obligations associated with our vehicle and equipment notes approximate fair value as of September 30, 2016 and December 31, 2015 because the associated assets generate sufficient cash through operations to settle the obligations. All debt classifications represent Level 2 fair value measurements.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – EMPLOYEE BENEFITS

Healthcare

Our healthcare benefit expense (net of employee contributions) for all plans was approximately $3.7 million and $3.0 million for the three months ended September 30, 2016 and 2015, respectively, and $11.4 million and $8.9 million for the nine months ended September 30, 2016 and 2015, respectively, and is included in administrative expenses on our Condensed Consolidated Statements of Operations. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $1.6 million and $1.5 million as of September 30, 2016 and December 31, 2015, respectively.

Workers’ Compensation

Workers’ compensation expense totaled $3.4 million and $2.6 million for the three months ended September 30, 2016 and 2015, respectively, and $9.2 million and $6.6 million for the nine months ended September 30, 2016 and 2015, respectively, and is included in costs of sales on our Condensed Consolidated Statements of Operations. Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Included in other current liabilities	$4,033	$3,263
Included in other long-term liabilities	7,503	7,132
	$11,536	$10,395

We also had an insurance receivable for claims that exceeded the stop loss limit included on the Condensed Consolidated Balance Sheets.  That receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	September 30,	December 31,
	2016	2015
Included in other non-current assets	$1,256	$1,542

Share-Based Compensation

Directors

During the nine months ended September 30, 2016 and 2015, we granted approximately 9 thousand and 13 thousand shares of our common stock, respectively, under our 2014 Omnibus Incentive Plan to non-employee members of our Board of Directors. Accordingly, for the nine months ended September 30, 2016 and 2015, we recorded $0.3 million in compensation expense within administrative expenses on the Condensed Consolidated Statements of Operations. These shares effectively vested on the grant date since there is deemed to be no service period associated with these awards. The lack of a vesting or service period may not apply to any future share grants under our 2014 Omnibus Incentive Plan.

Employees

During the nine months ended September 30, 2016, we granted approximately 0.1 million shares of our common stock under our 2014 Omnibus Incentive Plan to our employees, which vest in three equal installments (rounded to the nearest whole share) on each of April 20, 2017, April 20, 2018 and April 20, 2019.

During the nine months ended September 30, 2016, our employees surrendered approximately 32 thousand shares of our common stock to satisfy tax withholding obligations arising in connection with the vesting of such common stock awards previously issued under our 2014 Omnibus Incentive Plan. Share-based compensation expense was $0.4 million and $1.2 million for the three and nine months ended September 30, 2016, respectively. We recognized excess tax benefits of approximately $0.3 million within administrative expenses on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016. We did not recognize any such excess tax benefits in the three months ended September 30, 2016.

During the nine months ended September 30, 2015, we granted approximately 0.1 million shares of our common stock under our 2014 Omnibus Incentive Plan to our employees.  Shares issued to non-executive employees vested 100% between January 7, 2016 and March 31, 2016, and shares issued to certain officers vest(ed) in three equal installments (rounded to the nearest whole share) on each

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of March 31, 2016, March 31, 2017 and March 31, 2018.  Share-based compensation expense was $0.6 million and $1.2 million for the three and nine months ended September 30, 2015.

Nonvested common stock awards for employees as of December 31, 2015 and changes during the nine months ended September 30, 2016 were as follows:

	Common Stock Awards	Weighted Average Grant Date Fair Market Value Per Share
Nonvested common stock awards at December 31, 2015	129,053	$21.52
Granted	143,528	26.98
Vested	(109,473)	21.48
Forfeited	(1,183)	24.97
Nonvested common stock awards at September 30, 2016	161,925	$26.37

As of September 30, 2016, there was $3.4 million of unrecognized compensation expense related to nonvested common stock awards. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 2.5 years. Shares forfeited are returned as treasury shares and available for future issuances.

As of September 30, 2016, approximately 2.7 million shares of common stock were available for issuance under the 2014 Omnibus Incentive Plan.

NOTE 7 – INCOME TAXES

Our provision for income taxes as a percentage of pretax earnings (“effective tax rate”) is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.

During the three and nine months ended September 30, 2016, the effective tax rate was 36.8 percent and 35.1 percent, respectively. These rates were favorably impacted by deductions related to domestic production activities, early adoption of ASU 2016-09 and the release of a valuation allowance due to utilization of net operating losses. The rates were partially offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

On March 30, 2016, the FASB issued ASU 2016-09 which simplified several aspects of the accounting for employee share-based payment transactions. We decided to early adopt ASU 2016-09 and per its guidance recognized $0.3 million of excess income tax benefits from stock-based compensation arrangements as a discrete item within income tax expense for the nine months ended September 30, 2016. We did not recognize any excess income tax benefits related to the adoption of ASU 2016-09 during the three months ended September 30, 2016.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three and nine months ended September 30, 2016 and 2015, the amount of sales to related parties as well as the purchases from and rent expense paid to related parties were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Sales	$2,182	$1,924	$5,282	$4,661
Purchases	114	80	370	366
Rent	163	150	472	446

As of September 30, 2016 and December 31, 2015, we had related party balances of approximately $1.4 million and $1.8 million, respectively, included in accounts receivable on our Condensed Consolidated Balance Sheets. These balances represent trade accounts receivable arising during normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer is a member of our Board of Directors, accounted for $0.8 million and $1.0 million of these balances as of September 30, 2016 and December 31, 2015, respectively.

On March 13, 2015, we entered into a share repurchase agreement with Installed Building Systems, Inc. (“IBS”), a related party, for the purchase of approximately 0.3 million shares of our common stock for a purchase price of approximately $6.1 million (or $19.23 per share, which represented a 7.5% discount to the last reported price of our common stock on March 13, 2015).

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Accrued General Liability

Accrued general insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30, 2016	December 31, 2015
Included in other current liabilities	$1,667	$1,304
Included in other long-term liabilities	8,514	6,879
	$10,181	$8,183

We also had general liability insurance receivables included on the Condensed Consolidated Balance Sheets that, in aggregate, offset an equal liability included within the reserve amounts noted above.  The amounts were as follows (in thousands):

	September 30, 2016	December 31, 2015
General liability insurance receivable and indemnification asset for claims under a fully insured policy	$2,815	$2,815
General liability insurance receivable for claims that exceeded the stop loss limit	907	821
Total general liability insurance receivables included in other non-current assets	$3,722	$3,636

Leases

We are obligated under capital leases covering vehicles and certain equipment. The vehicle and equipment leases generally have terms ranging from four to six years. Total gross assets relating to capital leases were approximately $64.7 million and $64.9 million as of September 30, 2016 and December 31, 2015, respectively, and a total of approximately $23.1 million and $19.1 million were fully depreciated as of September 30, 2016 and December 31, 2015, respectively. The net book value of assets under capital leases was approximately $17.8 million and $22.1 million as of September 30, 2016 and December 31, 2015, respectively, net of accumulated depreciation of $46.9 million and $42.8 million as of September 30, 2016 and December 31, 2015, respectively. Amortization of assets held under capital leases is included within cost of sales on the Condensed Consolidated Statements of Operations.

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

In some instances, lease agreements exist with related parties. Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) with related parties as of September 30, 2016 are as follows (amounts, in thousands, are as of the fiscal year ended):

Remainder of 2016	$133
2017	366
2018	155
2019	—
2020	—
Thereafter	—

Supply Contract Commitments

As of September 30, 2016, we had two product supply contracts, one extending through December 31, 2016 and one extending through August 31, 2017. The contract extending through August 31, 2017 has been suspended through December 31, 2016. Our obligations for both contracts are based on quantity without a specific rate applied and therefore are not quantifiable. We expect our quantity of purchases to exceed the minimum quantity commitments for all years covered by the contracts. Actual purchases made under the contract extending through December 31, 2016 for the three months ended September 30, 2016 and 2015 were approximately $6.5 million and $16.6 million, respectively, and $32.9 million and $41.5 million for the nine months ended September 30, 2016 and 2015, respectively.

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

NOTE 10 – BUSINESS COMBINATIONS

As part of our ongoing strategy to increase market share in certain markets, we completed six business combinations during the nine months ended September 30, 2016 and five business combinations during the nine months ended September 30, 2015. The goodwill recognized in conjunction with these business combinations is attributable to expected improvement in the business of these acquired companies.  Approximately $12.8 million and $22.1 million of the goodwill from acquisitions completed during the nine months ended September 30, 2016 and 2015, respectively, is expected to be tax deductible.

2016

On January 25, 2016, we acquired substantially all of the assets of Key Green Builder Services, LLC d/b/a Key Insulation. The purchase price consisted of cash of $5.0 million and seller obligations of $0.7 million. Revenue and net loss since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2016 were $2.0 million and $0.2 million, respectively, and $6.3 million and $0.4 million, respectively, for the nine months ended September 30, 2016.

On February 2, 2016, we acquired substantially all of the assets of Marshall Insulation, LLC (“Marshall”).  The purchase price consisted of cash of $0.9 million and seller obligations of $0.1 million. Revenue and net loss since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2016 were $1.0 million and $54 thousand, respectively, and $2.5 million and $0.2 million, respectively, for the nine months ended September 30, 2016.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On February 29, 2016, we acquired substantially all of the assets of Kern Door Company, Inc. (“Kern”). The purchase price consisted of cash of $2.9 million and seller obligations of $0.1 million. Revenue and net loss since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2016 were $1.0 million and $62 thousand, respectively, and $2.0 million and $0.2 million, respectively, for the nine months ended September 30, 2016.

On April 12, 2016, we acquired substantially all of the assets of Alpine Insulation Co., Inc. (“Alpine”). The purchase price consisted of cash of $21.2 million and seller obligations of $1.6 million. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2016 were $7.9 million and $0.8 million, respectively, and $14.7 million and $1.2 million, respectively, for the nine months ended September 30, 2016.

On July 25, 2016, we acquired substantially all of the assets of FireClass, LLC (“FireClass”). The purchase price consisted of cash of $2.3 million. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 were $0.8 million and $21 thousand, respectively.

On August 15, 2016, we acquired substantially all of the assets of Southern Insulators & Specialties, LLC (“Southern”). The purchase price consisted of cash of $4.1 million and seller obligations of $0.4 million. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 were $0.7 million and $0.1 million, respectively.

2015

On March 12, 2015, we acquired 100% of the stock and membership interests of nine different legal entities, collectively referred to as BDI Insulation (“BDI”).  The purchase price consisted of cash of $30.7 million and seller obligations of $5.8 million. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 were $10.3 million and $0.6 million, respectively, and $22.5 million and $1.6 million, respectively, for the nine months ended September 30, 2015.

On April 6, 2015, we acquired 100% of the common stock of C.Q. Insulation Inc. (“CQ”). The purchase price consisted of cash of $5.2 million and seller obligations of $2.3 million. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 were $2.7 million and $0.3 million, respectively, and $5.4 million and $0.5 million, respectively, for the nine months ended September 30, 2015.

On June 1, 2015, we acquired substantially all of the assets of Layman Brothers Contracting (“Layman”). The purchase price consisted of cash of $9.1 million and seller obligations of $0.6 million. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 were $3.7 million and $0.3 million, respectively, and $4.9 million and $0.4 million, respectively, for the nine months ended September 30, 2015.

On July 1, 2015, we acquired substantially all of the assets of EcoLogic Energy Solutions (“EcoLogic”). The purchase price consisted of cash of $3.0 million and seller obligations of $0.5 million. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 were $1.8 million and $36 thousand, respectively.

On August 10, 2015, we acquired 100% of the common stock of Eastern Contractor Services (“Eastern”). The purchase price consisted of cash of $24.2 million and seller obligations of $2.9 million. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 were $3.0 million and $0.3 million, respectively.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following as of September 30, and as may be adjusted during the valuation period since acquisition (in thousands):

	2016			2015
	Alpine	Other	Total	BDI	CQ	Layman	Eastern	Other	Total
Estimated fair values:
Cash	$—	$—	$—	$661	$100	$-	$165	$—	$926
Accounts receivable	3,959	2,031	5,990	4,735	1,423	1,245	2,768	1,049	11,220
Inventories	700	888	1,588	980	152	267	335	119	1,853
Other current assets	18	12	30	368	39	-	109	10	526
Property and equipment	656	1,187	1,843	1,006	190	733	1,364	406	3,699
Intangibles	12,800	8,492	21,292	21,280	4,350	5,330	13,871	1,827	46,658
Goodwill	6,624	5,368	11,992	16,213	3,035	3,143	9,904	875	33,170
Other non-current assets	—	70	70	3,736	—	—	322	56	4,114
Accounts payable and other current liabilities	(2,046)	(1,459)	(3,505)	(3,303)	(1,539)	(1,030)	(1,681)	(783)	(8,336)
Deferred income tax liabilities	—	(24)	(24)	(5,495)	—	—	—	—	(5,495)
Long term debt							(82)		(82)
Other long-term liabilities	—	—	—	(3,736)	(238)	-	(1)	—	(3,975)
Fair value of assets acquired and purchase price	22,711	16,565	39,276	36,445	7,512	9,688	27,074	3,559	84,278
Less seller obligations	1,560	1,289	2,849	5,765	2,319	600	2,875	544	12,103
Cash paid	$21,151	$15,276	$36,427	$30,680	$5,193	$9,088	$24,199	$3,015	$72,175

Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed, and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Goodwill and intangibles per the above table do not agree to the total gross increases of these assets as shown in Note 3—Goodwill and Intangibles during the nine months ended September 30, 2016 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added during the ordinary course of business. In addition, goodwill and intangibles increased during the nine months ended September 30, 2015 due to an immaterial tuck-in acquisition that does not appear in the above table.

Included in other noncurrent assets in the above table as of September 30, 2016 and 2015 is an insurance receivable of $2.0 million and an indemnification asset associated with the acquisition of BDI in the amount of $1.6 million. These assets offset equal liabilities included in other long-term liabilities in the same table, which represent additional insurance reserves and an uncertain tax position liability for which we may be liable. All amounts are measured at their acquisition date fair value.

Estimates of acquired intangible assets related to the acquisitions are as follows (dollars in thousands):

	2016		2015
Acquired intangibles assets	Estimated Fair Value	Weighted Avg Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Avg Estimated Useful Life (yrs)
Customer relationships	$12,862	9	$29,958	8
Trademarks and trade names	6,116	15	12,882	15
Non-competition agreements	2,314	5	3,818	5

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	Pro forma for the three months ended September 30,		Pro forma for the nine months ended September 30,
	2016	2015	2016	2015
Net revenue	$226,329	$202,830	$642,343	$554,882
Net income attributable to common stockholders	$11,709	$10,211	$27,387	$19,353
Basic net income per share attributable to common stockholders	$0.37	$0.33	$0.88	$0.62
Diluted net income per share attributable to common stockholders	$0.37	$0.33	$0.87	$0.62

Unaudited pro forma net income attributable to common stockholders reflects additional intangible asset amortization expense of $37 thousand and $1.2 million for the three months ended September 30, 2016 and 2015, respectively, and $0.7 million and $4.9 million for the nine months ended September 30, 2016 and 2015, respectively, that would have been recorded had the 2016 acquisitions taken place on January 1, 2015 and the 2015 acquisitions taken place on January 1, 2014.

Unaudited pro forma net income attributable to common stockholders also includes additional income tax expense of $0.1 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $18 thousand and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively, that would have been recorded had the 2016 acquisitions taken place on January 1, 2015 and the 2015 acquisitions taken place on January 1, 2014.

In addition, approximately $1.0 million in transaction costs incurred by a seller resulting from a business combination that occurred during the nine months ended September 30, 2015 were included in earnings reported for the nine months ended September 30, 2014 and, therefore, are not included in proforma net income reported in the table above.

NOTE 11 –INCOME PER COMMON SHARE

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

Diluted net income per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per share calculation when dilutive. Diluted income per share was as follows (in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net income attributable to common stockholders - basic and diluted	$11,549	$9,481	$27,355	$17,230
Weighted average number of common shares outstanding	31,323,600	31,237,275	31,294,596	31,318,682
Dilutive effect of outstanding common stock awards after application of the Treasury Stock Method	54,190	51,334	57,395	24,548
Diluted shares outstanding	31,377,790	31,288,609	31,351,991	31,343,230
Basic income per share attributable to common stockholders	$0.37	$0.30	$0.87	$0.55
Diluted income per share attributable to common stockholders	$0.37	$0.30	$0.87	$0.55

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – SUBSEQUENT EVENTS

On October 17, 2016, we acquired substantially all of the assets of East Coast Insulators II, L.L.C. for total consideration of approximately $16.5 million, subject to a working capital adjustment. The initial accounting for the business combination was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Quarterly Report on Form 10-Q. As a result, disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time.

On October 29, 2016, we entered into a Share Purchase Agreement to acquire all of the outstanding shares of Trilok Industries, Inc., the sole equityholder of Alpha Insulation and Waterproofing, Inc., and Alpha Insulation and Waterproofing Company (collectively “Alpha”) for aggregate consideration of approximately $92.1 million, which includes $9.2 million by issuing 282,577 shares of the Company’s common stock with the remainder paid in cash.  In addition, we will incur seller obligations totaling $1.9 million and the purchase price is subject to customary adjustments for cash and net working capital.  We will also pay in full certain indebtedness of Alpha. Any payment for indebtedness in excess of approximately $0.4 million will reduce the amount of the purchase price by a corresponding amount.  We may also be required to pay an additional amount in cash as earnout consideration.  Consummation of the acquisition is subject to (i) customary closing conditions, including receipt of certain antitrust regulatory approvals, accuracy of representations (subject to materiality qualifiers) and compliance with covenants in all material respects; (ii) certain persons having agreed to employment offer letters and noncompetition agreements; (iii) certain individuals having agreed to release and waiver agreements and (iv) the receipt of certain documents with respect to leased properties.  We currently expect to fund and close this acquisition in the first quarter of 2017.  If the close does not occur by February 25, 2017, the parties can terminate the definitive purchase agreement, subject to an extension for antitrust regulatory approval and certain other conditions.

On November 1, 2016, we acquired substantially all of the assets of Mike’s Garage Door, L.L.C. for total consideration of approximately $0.6 million. The initial accounting for the business combination was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Quarterly Report on Form 10-Q. As a result, disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in “Item 1. Financial Statements” of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 Form 10-K”).

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

On October 29, 2016, we entered into a definitive agreement to acquire Trilok Industries, Inc., Alpha Insulation & Waterproofing, Inc. and Alpha Insulation & Waterproofing Company (collectively, “Alpha”). Alpha serves commercial customers through an expanding network of 8 branch locations located in Georgia, Florida, Texas, Alabama, Tennessee and North Carolina. Alpha’s products include waterproofing, insulation, fireproofing and fire stopping. Alpha services large, long-lead time commercial projects including office buildings, airports, sports complexes, museums, hospitals, hotels and educational facilities. We expect the acquisition to significantly increase our sales mix to commercial end markets and expand and diversify our existing product mix. Consummation of the acquisition is subject to (i) customary closing conditions, including receipt of certain antitrust regulatory approvals, accuracy of representations (subject to materiality qualifiers) and compliance with covenants in all material respects; (ii) certain persons having agreed to employment offer letters and noncompetition agreements; (iii) certain individuals having agreed to release and waiver agreements and (iv) the receipt of certain documents with respect to leased properties. We currently expect to fund and close this acquisition in the first quarter of 2017.  If the close does not occur by February 25, 2017, the parties can terminate the definitive purchase agreement, subject to an extension for antitrust regulatory approval and certain other conditions.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Net revenue

For the three months ended September 30, 2016, net revenue increased $43.8 million or 24.1%, to $225.4 million from $181.6 million for the three months ended September 30, 2015. The increase in net revenue included revenue from acquisitions of $21.7 million and revenue of $13.3 million predominantly attributable to organic growth in the volume of completed jobs in all of our end markets. The remaining increase in net revenue of $8.8 million resulted from a variety of factors, including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. None of these additional factors was more significant than any other.

Cost of sales

For the three months ended September 30, 2016, cost of sales increased $29.9 million, or 23.4%, to $158.1 million from $128.2 million for the three months ended September 30, 2015. As a percentage of net revenue, cost of sales decreased to 70.2% during the three months ended September 30, 2015 from 70.6% during the three months ended September 30, 2015 attributable to market pricing improvements, better fuel utilization and leverage of other items included in cost of sales. On a dollar basis, cost of sales included increases from acquired businesses of approximately $15.2 million. Approximately $9.0 million was predominantly attributable to organic growth in the volume of completed jobs in the residential new construction end market. Additionally, cost of sales increased $5.7 million as a result of a variety of factors including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. None of these additional factors was more significant than any other.

Gross Profit

For the three months ended September 30, 2016, gross profit increased $13.9 million to $67.3 million from $53.4 million for the three months ended September 30, 2015. As a percentage of net revenue, gross profit increased to 29.8% for the three months ended September 30, 2016 from 29.4% for the three months ended September 30, 2015 primarily due to a favorable change in our customer and product mix, market pricing variations and insulation volumes, better fuel utilization and leverage of other items included in costs of sales.

Operating expenses

Selling

For the three months ended September 30, 2016, selling expenses increased $2.7 million, or 26.7%, to $13.0 million from $10.3 million for the three months ended September 30, 2015. As a percentage of net revenue, selling expenses were relatively flat, increasing to 5.8% for the three months ended September 30, 2016 from 5.7% for the three months ended September 30, 2015. On a dollar basis, the increase in selling expenses was primarily due to higher wages, benefits and commissions of $2.3 million which supported both organic and acquisition-related growth.

Administrative

For the three months ended September 30, 2016, administrative expenses increased $5.7 million, or 21.9%, to $31.5 million from $25.8 million for the three months ended September 30, 2015. The increase in administrative expenses generally related to the cost of completing acquisitions, the ongoing costs associated with these newly-acquired entities and costs to support our growth. Wages and benefits increased $3.1 million, of which $1.3 million was attributable to acquisitions and $1.8 million was to support our organic growth. In addition, facility costs increased $0.8 million, of which $0.5 million was attributable to acquisitions. Information technology-related expenses increased $0.4 million, of which $0.2 million was attributable to acquisitions. The remaining increase in administrative expenses of $1.4 million included individually minor increases in several categories necessary to support our growing business.

Amortization

For the three months ended September 30, 2016, amortization expense increased $1.1 million to $2.9 million from $1.8 million for the three months ended September 30, 2015. The increase in amortization expense was attributable to the increase in finite-lived intangible assets obtained as a result of acquisitions.

Other expense

For the three months ended September 30, 2016, other expense increased $0.5 million to $1.6 million from $1.1 million for the three months ended September 30, 2015 due to increased interest expense on higher debt levels to support our growth related to acquisitions.

Income tax provision

During the three months ended September 30, 2016, we recorded an income tax provision of approximately $6.7 million on our income from continuing operations before income taxes of approximately $18.3 million, or an effective tax rate of 36.8%. This rate was favorably impacted by deductions related to domestic production activities and the release of a valuation allowance due to utilization of net operating losses. The favorability was partially offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

During the three months ended September 30, 2015, we recorded an income tax provision of approximately $4.9 million on our income from continuing operations before income taxes of approximately $14.4 million, or an effective tax rate of 33.9%. This rate was favorably impacted by deductions related to domestic production activities. The favorability was partially offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Net revenue

For the nine months ended September 30, 2016, net revenue increased $157.8 million or 33.5%, to $629.0 million from $471.2 million for the nine months ended September 30, 2015. The increase in net revenue included revenue from acquisitions of $74.7 million and revenue of $48.0 million predominantly attributable to organic growth in the volume of completed jobs in all of our end markets. The remaining increase in net revenue of $35.1 million resulted from a variety of factors, including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. None of these additional factors was more significant than any other.

Cost of sales

For the nine months ended September 30, 2016, cost of sales increased $107.5 million, or 31.9%, to $444.9 million from $337.4 million for the nine months ended September 30, 2015. As a percentage of net revenue, cost of sales decreased to 70.7% during the nine months ended September 30, 2016 from 71.6% during the nine months ended September 30, 2015 attributable to market pricing improvements, better fuel utilization and leverage of other items included in cost of sales. On a dollar basis, cost of sales included increases from acquired businesses of approximately $52.1 million. Approximately $33.2 million of the cost of sales increase was predominantly attributable to organic growth in the volume of completed jobs in the residential new construction end market. Additionally, cost of sales increased $22.2 million as a result of a variety of factors including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. None of these additional factors was more significant than any other.

Gross Profit

For the nine months ended September 30, 2016, gross profit increased $50.3 million to $184.1 million from $133.8 million for the nine months ended September 30, 2015. As a percentage of net revenue, gross profit increased to 29.3% for the nine months ended September 30, 2016 from 28.4% for the nine months ended September 30, 2015 primarily due to a favorable change in our customer and product mix, market pricing variations and insulation volumes, better fuel utilization and leverage of other items included in costs of sales.

Operating expenses

Selling

For the nine months ended September 30, 2016, selling expenses increased $8.9 million, or 32.9%, to $36.2 million from $27.3 million for the nine months ended September 30, 2015. As a percentage of net revenue, selling expenses were flat, remaining at 5.8% for the nine months ended September 30, 2016 and September 30, 2015. On a dollar basis, the increase in selling expenses was primarily due to higher wages, benefits and commissions of $7.8 million as well as higher advertising costs of $0.6 million which supported both organic and acquisition-related growth.

Administrative

For the nine months ended September 30, 2016, administrative expenses increased $20.1 million, or 27.6%, to $92.7 million from $72.6 million for the nine months ended September 30, 2015. The increase in administrative expenses generally related to the cost of completing acquisitions, the ongoing costs associated with these newly-acquired entities and costs to support our growth. Wages and benefits increased $12.1 million, of which $5.1 million was attributable to acquisitions and $7.0 million was to support our organic growth. In addition, facility costs increased $2.3 million, of which $1.6 million was due to acquisitions. The remaining increase in administrative expenses of $5.7 million included individually minor increases in several categories necessary to support our growing business.

Amortization

For the nine months ended September 30, 2016, amortization expense increased $4.1 million to $8.2 million from $4.1 million for the nine months ended September 30, 2015. The increase in amortization expense was attributable to the increase in finite-lived intangible assets obtained as a result of acquisitions.

Other expense

For the nine months ended September 30, 2016, other expense increased $1.9 million to $4.9 million from $3.0 million for the nine months ended September 30, 2015 due to increased interest expense on higher debt levels to support our growth related to acquisitions.

Income tax provision

During the nine months ended September 30, 2016, we recorded an income tax provision of approximately $14.8 million on our income from continuing operations before income taxes of approximately $42.1 million, or an effective tax rate of 35.1%. This rate was favorably impacted by deductions related to domestic production activities, the early adoption of ASU 2016-09, and the release of a valuation allowance due to utilization of net operating losses. The favorability was partially offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

During the nine months ended September 30, 2015, we recorded an income tax provision of approximately $9.6 million on our income from continuing operations before income taxes of approximately $26.8 million or an effective tax rate of 35.8%. This rate was favorably impacted by deductions related to domestic production activities. The favorability was partially offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

Liquidity and Capital Resources

Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and meet required principal and interest payments. Our capital resources primarily consist of cash from operations and borrowings under our credit agreement and capital equipment leases and loans. In addition, our pending acquisition of Alpha for aggregate consideration of approximately $92.1 million, which includes $9.2 million by issuing 282,577 shares of the Company’s common stock with the remainder paid in cash, additional seller obligations totaling $1.9 million, additional consideration based on the attainment of certain financial performance metrics for the full year 2016, and customary adjustments for cash and net working capital, will require us to commit significant resources to the acquisition and ongoing support of Alpha’s business. We expect to fund this acquisition by drawing on our existing credit facilities.

Since 2012, when housing completions began to increase meaningfully after a previous significant downturn in the residential construction industry, we have experienced improved profitability and liquidity and invested significantly in acquisitions, supported by our cash from operations and our credit agreement. Additionally, we have utilized capitalized leases and loans to finance the increase in the number of our vehicles and equipment.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures, working capital and acquisitions for at least the next 12 months.

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

Loans under the Credit and Security Agreement bear interest at either the eurodollar rate (“LIBOR”) or the base rate (which approximates prime rate), at our election, plus a margin based on the type of rate applied and our leverage ratio. At December 31, 2015, the outstanding balances on the term loan and the delayed draw term loan under the 2015 Credit Agreement bore interest at 1-month LIBOR, including margin (1.95%), and the outstanding balances on the Term Loan and DDTL at September 30, 2016 bore interest at 1-month LIBOR, including margin (2.31%).  In addition to interest, we are required to pay commitment fees on the unused portion of the Revolving LOC. The commitment fee rate for the period from February 29, 2016 through August 31, 2016, was 22.5 basis points. The commitment fee rate, like the interest rate spreads, is subject to adjustment, with possible future commitment fees ranging from 20 to 30 basis points per annum. At September 30, 2016, our applicable commitment fee rate was 22.5 basis points.  We are also required to pay a ticking fee of 37.5 basis points per annum on the unused portion of the DDTL until it is fully drawn or February 28, 2017, whichever is earlier.

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

The Credit and Security Agreement contains covenants that require us to (1) maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 and (2) maintain a leverage ratio of no greater than: (a) 3.50 to 1.00 through December 30, 2016; (b) 3.25 to 1.00 on December 31, 2016 through June 29, 2017; (c) 3.00 to 1.00 on June 30, 2017 through December 30, 2017; (d) 2.75 to 1.00 on December 31, 2017 through June 29, 2018; and (e) 2.50 to 1.00 on June 30, 2018 and thereafter.  The Credit and Security Agreement also contains various restrictive non-financial covenants and a provision that, upon an event of default (as defined by the Credit and Security Agreement), amounts outstanding under the Credit and Security Agreement would bear interest at the rate as determined above plus 2.0% per annum.

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

Total gross assets relating to our master loan and equipment agreements were $43.5 million and $25.4 million as of September 30, 2016 and December 31, 2015, respectively, none of which were fully depreciated as of September 30, 2016 or December 31, 2015, respectively. The net book value of assets under these agreements was $35.2 million and $22.4 million as of September 30, 2016 and December 31, 2015, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations.

Letters of Credit and Bonds

We use letters of credit to secure our performance under our general liability and workers’ compensation insurance programs. Our workers’ compensation insurance program is considered a high deductible program whereby we are responsible for the cost of claims under approximately $0.8 million. If we do not pay these claims, our workers’ compensation insurance carriers are required to make these payments to the claimants on our behalf. Our general liability insurance program is considered a high retention program whereby we are responsible for the cost of claims up to $2.0 million. If we do not pay these claims, our general liability insurance carrier is required to make these payments to the claimants on our behalf. As of September 30, 2016, we had $18.0 million of outstanding letters of credit and $0.3 million in cash securing our performance under these insurance programs. We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. As of September 30, 2016, we had 17 performance bonds outstanding, totaling approximately $2.6 million. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. As of September 30, 2016, we had 267 permit and license bonds outstanding, totaling approximately $4.8 million. Permit and license bonds are typically issued for one year and are required by certain municipalities when we obtain licenses and permits to perform work in their jurisdictions.

Historical cash flow information

Cash flow from operating activities

Net cash provided by operating activities of $54.6 million and $29.1 million for the nine months ended September 30, 2016 and 2015, respectively, consisted primarily of net income of $27.4 million and $17.2 million, respectively, adjusted for non-cash and certain other items. Included in the net cash provided in 2016 were non-cash adjustments for depreciation and amortization expense on our expanded base of property, plant and equipment to support our growth totaling $17.2 million as well as for amortization on our growing intangible asset base from acquisitions totaling $8.2 million. These increases were coupled with other changes in working capital, most notably $6.0 million of additional other liabilities primarily driven by higher accrued wages due to an increase in number of days in the pay cycle to accrue, a $4.7 million change in other assets due primarily to a reduction of various prepaid assets and other receivables and $3.9 million of additional accounts payable resulting from the increase in purchases to support our growth, offset by a reduction of cash of $17.9 million due to increased accounts receivable resulting from our growth. Included in the net cash provided in 2015 were non-cash adjustments for depreciation and amortization expense on our expanded base of property, plant and equipment to support our growth totaling $11.9 million as well as for amortization on our growing intangible asset base totaling $4.1 million. These increases were coupled with other changes in working capital, most notably a $5.8 million change in accounts payable resulting from an increase in purchases to support our growth as well as a $5.3 million change in other assets due primarily to a reduction of various prepaid assets and other receivables, offset by a reduction in cash of $16.4 million due to increased accounts receivable balances compared to the beginning of the period resulting from higher sales in the nine months ended September 30, 2015.

Cash flows from investing activities

Net cash used in investing activities was $55.1 million and $91.0 million for the nine months ended September 30, 2016 and 2015, respectively. In 2016, we made cash payments, net of cash acquired, of $36.4 million on business combinations and $19.2 million primarily to purchase fleet to support our growing business. In 2015, we made cash payments, net of cash acquired, of $71.0 million on business combinations and $20.0 million primarily to purchase fleet to support our growing business. See the following “Capital Expenditures” section for further discussion of the increase in cash paid for purchases of property, plant and equipment in 2015. See Item 1, Financial Statements, Note 10, Business Combinations, for further information on acquisitions.

Cash flows from financing activities

Net cash provided by financing activities was $12.7 million and $56.4 million for the nine months ended September 30, 2016 and 2015, respectively. Net cash provided in 2016 was primarily due to net proceeds of $11.9 million as a result of amending our credit agreement, resulting in increased borrowing capacity to support operations and continuing acquisitions and $16.3 million of proceeds from notes payable to finance our vehicle purchases. This increase in cash was offset by $6.6 million in principal payments on capital lease obligations, $1.2 million in costs related to amending our credit agreement, and $4.1 million in principal payments on other long term debt. Net cash provided in 2015 was primarily the result of amending our credit agreement, resulting in increased borrowing capacity to support operations and continuing acquisitions.  During the nine months ended September 30, 2015, our balance on the term loan under the 2015 Credit Agreement increased $25.3 million on a net basis and our balance on the delayed draw term loan under the 2015 Credit Agreement increased $35.0 million in support of those initiatives.  We also received proceeds from vehicle and equipment notes payable of $12.8 million to finance the expansion of our fleet, offset by $7.3 million in principal payments on capital lease obligations and $6.1 million paid to repurchase 315,000 shares of our common stock.

Capital expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Total capital expenditures, including non-cash purchases on account, were $21.3 million and $20.0 million for the nine months ended September 30, 2016 and 2015, respectively, and primarily related to purchases of vehicles and various equipment to support our operations and increased net revenue. We finance a significant portion of our capital expenditures under the Master Loan and Security Agreement, the Master Equipment Agreement or the Master Loan Agreement, which allow us to benefit from depreciation for tax purposes. These arrangements require us to pay cash up front for vehicles and equipment. We are reimbursed for the upfront cash payments after the assets are financed under the agreements. Of the $21.3 million in capital expenditures during the nine months ended September 30, 2016, $16.3 million was converted to a financing arrangement by September 30, 2016 under the Master Loan and Security Agreement, Master Equipment Agreement and Master Loan Agreements.

Capped Call Agreement

Certain of our stockholders entered into a capped call agreement with the underwriters of the secondary offering of our common stock completed on June 17, 2014. This agreement provides that these stockholders have the option to call a total of approximately 1.1 million shares of our common stock at a capped price.  The option can be exercised within specific dates based on the then current price of the underlying shares and will be settled in cash. During the nine months ended September 30, 2016, approximately 0.7 million shares were exercised and approximately 0.4 million shares under the agreement remain available and become exercisable on various dates in June 2017. The capped call agreement is between the stockholders and the underwriters and does not represent compensation to the stockholders for services rendered to us. The price paid for the option represents the fair value of that transaction and we are not a party to the agreement. Accordingly, we have not recorded any expense related to this transaction.

Contractual Obligations

Our enforceable and legally binding obligations as of September 30, 2016, included in the table below are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table:

	Payments due by year (1)
(in thousands)	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations (2)	$162,162	$4,122	$19,400	$19,650	$21,283	$20,424	$77,283
Capital lease obligations (3)	18,336	2,428	7,471	4,698	3,104	635	—
Operating lease obligations (4)	25,584	2,505	8,380	5,027	3,458	2,766	3,448
Purchase obligations (5)	15,826	15,826	—	—	—	—	—

(1)	Our unrecognized tax benefits under ASC 740, “Income Taxes,” have been excluded from the table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.
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

(3)

We maintain certain production vehicles under a capital lease structure. The leases expire on various dates through November 2020. Capital lease obligations, as disclosed above, include estimated interest expense payments. In determining expected interest expense payments, we utilize the current market rate.

(4)

We lease certain locations, vehicles and equipment under operating lease agreements, including, but not limited to, corporate offices, branch locations and various office and operating equipment. In some instances, these location lease agreements exist with related parties. See Note 8, Related Party Transactions, for further information.

(5)

As of September 30, 2016, we had two product supply contracts, one extending through December 31, 2016 and one extending through August 31, 2017 which has been suspended through December 31, 2016. Our obligations for both contracts are based on quantity without a specific rate applied and therefore are not quantifiable. The amounts in the above table represent our best estimate as to the prices that will be payable for the minimum volume of purchases that must be made under the contract extending through December 31, 2016. Due to the suspension of the contract extending through August 31, 2017, we cannot estimate future payments under this contract at this time.

Off-Balance Sheet Arrangements

As of September 30, 2016, other than operating leases and purchase obligations described above, letters of credit issued under our revolving credit facility and performance and license bonds, we had no material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes for the three months ended September 30, 2016 from the critical accounting policies and estimates as previously disclosed in our 2015 Form 10-K.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws, including with respect to the closing of our pending acquisition of Alpha and the expected timing, the anticipated funding for this acquisition, the impact of pending Alpha acquisition on and its contribution to our operations and execution of our growth strategy, the impact of this pending acquisition on our earnings and revenue, the demand for our services, expansion of our national footprint, our ability to capitalize on the new home construction recovery, our ability to strengthen our market position, our ability to pursue value-enhancing acquisitions, our ability to improve profitability and expectations for future demand for our services for the remainder of 2016 and 2017. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, legal or regulatory proceedings or other matters that affect the timing or ability to complete the Alpha acquisition as contemplated, the possibility that the Alpha acquisition will not close due to failure to satisfy the closing conditions, the occurrence of any event, change or circumstance that could give rise to the termination of the Alpha acquisition agreement, the potential impact to the Company’s or Alpha’s business due to the announcement of the acquisition, the risk that we may be unable to successfully integrate Alpha and realize the anticipated benefits of the acquisition, and the factors discussed in the “Risk Factors” section of our 2015 Form 10-K, as the same may be updated from time to time in our subsequent filings with the Securities and Exchange Commission. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risk since December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1. Financial Statements, Note 9, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.

Item 1A.  Risk Factors

There have been no material changes to our risk factors as disclosed in our 2015 Form 10-K other than the risk factor set forth in our Quarterly Report on Form 10-Q for the period ended June 30, 2016 and the risk factors set forth below relating to our pending acquisition of Alpha:

The acquisition of Alpha may not close within the expected time, or at all, which could adversely affect our stock price, future business and financial results.

We have entered into a share purchase agreement to acquire Alpha.  The acquisition is subject to a number of closing conditions, including expiration of the applicable waiting periods under the Hart-Scott-Rodino Act, as set forth in the share purchase agreement.  A number of conditions are not within our control, and we cannot assure that all of the conditions set forth in the share purchase agreement will be satisfied or waived or that this acquisition will be completed in the expected timeframe, or at all. The share purchase agreement may be terminated under certain circumstances, including if the acquisition is not consummated by February 25, 2017, subject to an extension for antitrust regulatory approval and certain other conditions.   If this acquisition is not consummated timely or at all, our stock price, future business and financial results could be adversely affected. In addition, if the acquisition is not consummated, we will have incurred significant acquisition-related expenses without realizing the expected benefits.

We may be unable to successfully integrate Alpha and realize the anticipated benefits of the acquisition.

Our pending acquisition of Alpha, if completed, will be our largest acquisition to date.  The anticipated benefits we expect from this acquisition are, necessarily, based on estimates and assumptions about the combined businesses, which may not materialize as we expect or which may prove to be inaccurate. The value of our common stock following the completion of the acquisition could be adversely affected if we are unable to realize the expected benefits from the acquisition on a timely basis or at all. Our performance after consummating the acquisition, will depend, in part, on our ability to integrate Alpha successfully and efficiently with our business. In addition, as we work to integrate Alpha into our business, we may face unexpected operational, strategic, financial or administrative challenges.

The risks and uncertainties involved with this acquisition and the integration include the following:

•	our inability to manage the acquired business or control and estimate integration costs and other acquisition costs;
•	failure to successfully manage our increased business in the commercial construction end market;
•	potential adverse short-term effects on operating results from increased costs;
•	diversion of the attention of management and key employees;
•

difficulties incorporating the acquired business into our existing internal control over financial reporting due to material weaknesses and significant deficiencies recently identified in the acquired business’s internal control over financial reporting;

•

discovery of material misstatements in the historical financial statements of the acquired business resulting from material weaknesses and/or significant deficiencies in its internal control over financial reporting;

•	loss of employees, suppliers, customers or other significant business partners as well as business disruption;
•	failure to retain existing key personnel of the acquired business and recruit qualified new employees;
•	failure to successfully implement infrastructure, logistics and systems integration;
•	potential impairment of goodwill and other intangible assets;

•

exposure to legal claims for activities of the acquired business prior to acquisition and an inability to realize on any indemnification claims, including with respect to tax, environmental and employee-related claims;

•	the risks inherent in the systems of the acquired business and the risks associated with unexpected events or liabilities; and
•	an increase in our financing costs as a result of higher indebtedness.

If we do not successfully manage these risks and the other challenges associated with the integration, we may not achieve the anticipated benefits of this acquisition and our business, revenue, expenses, operating results, cash flows and financial condition could be adversely affected.

As a result of the Alpha acquisition, our revenues derived from the commercial construction end market will increase and we may face new or unexpected challenges, which could adversely affect our margins, financial condition, operating results and cash flows.

After we complete the pending acquisition of Alpha, our revenues derived from the commercial construction end market will significantly increase on an absolute basis and as a percentage of our total revenues.  As we expand our commercial construction end market business, we may face new or unexpected competitive, operational, financial and accounting challenges and other risks that differ from our current business and existing operations. For example, the typical contractual terms and arrangements and billing cycle for the commercial construction end market are different than the residential new construction end market. The commercial construction end market also requires higher levels of performance bonding and there is no assurance that we will be able to obtain and maintain sufficient bonding capacity. These factors and any other challenges we encounter could adversely affect our margins, financial condition, operating results and cash flows.

The amount of our goodwill and other intangible assets will significantly increase as a result of our acquisition of Alpha.   If our goodwill and other intangible assets become impaired in the future, we may be required to take significant non-cash impairment charges, which would negatively affect our earnings and reduce stockholders’ equity.

As of September 30, 2016, we had goodwill and other intangible assets in an aggregate amount of $182.9 million, or approximately 41.4% of our total assets and 128.4% of our stockholders’ equity.  The acquisition of Alpha would result in a significant increase in our goodwill and other intangible assets.  We review our goodwill and other intangible assets for impairment annually during the fourth quarter and when events or changes in circumstances indicate the carrying value may not be recoverable.  A significant decrease in our estimates for income and cash flows or a decline in our market capitalization could result in an impairment of our goodwill and/or other intangible assets.  Given the significant increase in the expected amount of our goodwill and other intangible assets after completion of the Alpha acquisition, any future impairment of these assets could require us to record material charges that would negatively impact our earnings and reduce stockholders’ equity.

Our indebtedness will increase following the completion of the acquisition of Alpha, which could adversely affect us.

Following the completion of the pending acquisition of Alpha, our indebtedness will be higher than our current indebtedness.  This increase in the amount of our outstanding debt could adversely affect us by raising our borrowing costs.  In addition, our higher debt level could have other negative consequences, including making it more difficult for us to execute our growth strategy and reducing our liquidity and flexibility in planning for or reacting to changes or downturns in our business, industry and markets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

There have been no material defaults in senior securities.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On November 1, 2016, the Compensation Committee of our Board of Directors approved Amendment No. 1 to Employment Agreement of Jeffrey W. Edwards, our Chief Executive Officer and President, dated November 1, 2013.  The amendment extends the “expiration date” (as defined in the employment agreement) from November 1, 2016 to November 1, 2019.  In addition, the amendment changes the required advance notice period for voluntary resignation without “good reason” (as defined in the employment agreement) from 30 days to 90 days.  All other terms of the employment agreement remain in effect.

Item 6.  Exhibits

(a)(3) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2016

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed or Furnished with this Quarterly Report on Form 10-Q for the three months ended September 30, 2016

Exhibit		Incorporation by Reference				Filed or Furnished
Number	Description	Form	File No.	Exhibit(s)	Filing Date	Herewith

2.1	Share Purchase Agreement, dated as of October 29, 2016, among EMPER Holdings, LLC; PREEM Holdings I, LLC; PREEM Holdings II, LLC; Vikas Verma; Henry Schmueckle; Vikas Verma in his capacity as the equityholders’ representative; and Installed Building Products, Inc. †	8-K	001-36307	2.1	10/31/16

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101 (a)	Financial statements in XBRL Format					X

†

Schedules and Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish supplemental copies of any of the omitted schedules to the Securities and Exchange Commission upon request.