Form 10-K
period 2016-12-31
Installed Building Products, Inc.
filed 2017-02-28
CIK 1580905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2016, was $720,892,032.

On February 20, 2017, the registrant had 31,767,351 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

i

Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws, including with respect to the demand for our services, expansion of our national footprint, our ability to capitalize on the new home construction recovery, our ability to strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve profitability and expectations for future demand for our services. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, the factors discussed in the “Risk Factors” section of this Form 10-K, as the same may be updated from time to time in our subsequent filings with the Securities and Exchange Commission. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.

Important factors that could cause our results to vary from expectations include, but are not limited to:

•	our dependence on the residential and commercial construction industries, the economy and the credit markets;

•	declines in the economy or expectations regarding the recovery that could lead to significant impairment charges;

•	the cyclical and seasonal nature of our business;

•	our exposure to severe weather conditions;

•	the highly fragmented and competitive nature of our industry;

•	product shortages or the loss of key suppliers;

•	changes in the costs and availability of products;

•	inability to successfully acquire and integrate other businesses;

•	our exposure to claims arising from our operations;

•	our reliance on key personnel;

•	our ability to attract, train and retain qualified employees while controlling labor costs;

•	our exposure to product liability, workmanship warranty, casualty, construction defect and other claims and legal proceedings;

•	changes in, or failure to comply with, federal, state, local and other regulations;

•	disruptions in our information technology systems, including cybersecurity incidents;

•	our ability to implement and maintain effective internal control over financial reporting; and

•	additional factors discussed under Item 1, Business; Item 1A, Risk Factors; and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

ii

PART I

Item 1.	Business

OUR COMPANY

We are the second largest new residential insulation installer in the United States based on our internal estimates, with a national platform consisting of over 100 locations accessing customers in all 48 continental states and the District of Columbia. We believe we have the number one or two market position for new single-family insulation installation in more than half of the markets in which we operate based on permits issued in those markets. We also install complementary building products, including garage doors, rain gutters, shower doors, closet shelving and mirrors, which provides cross-selling opportunities to supplement our insulation installation business. In January 2017, we acquired Trilok Industries, Inc., Alpha Insulation and Waterproofing, Inc. and Alpha Insulation and Waterproofing Company (collectively “Alpha”) to expand our market position in commercial insulation installation and strengthen our complementary installed product offerings in waterproofing, fire-stopping and fireproofing. See Note 14, Subsequent Events, to our audited consolidated financial statements included in this Form 10-K for additional information regarding this acquisition.

We manage all aspects of the installation process for our customers, from our direct purchase and receipt of materials from national manufacturers, to our timely supply of materials to job sites and quality installation. Installation of insulation is a critical phase in the construction process, as certain interior work cannot begin until the insulation phase passes inspection. We benefit from our national scale, long-standing supplier relationships and a broad customer base that includes production and custom homebuilders, multi-family and commercial construction firms and homeowners.

Our business began in 1977 with one location in Columbus, Ohio. In the late 1990s, we began our acquisition strategy with the goal of creating a national platform. Since 1999, we have successfully completed and integrated over 100 acquisitions, which has allowed us to generate significant scale and to diversify our product offerings while expanding into some of the most attractive new construction markets in the United States. Over the past several years, our net revenue has increased at a more accelerated rate than our operating expenses, which has resulted in an improved cost structure and a more efficient and scalable operating model that has improved our financial performance and returns on invested capital. We believe we are well positioned to continue to grow our business through the ongoing housing recovery, organic growth and acquisitions. For a further discussion of our industry and trends affecting our industry, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition, Key Factors Affecting our Operating Results, in this Form 10-K.

OUR OPERATIONS

We manage all aspects of the installation process for our customers, from our direct purchase and receipt of materials from national manufacturers, to our timely supply of materials to job sites and quality installation:

Our Typical Installation Process

•	In each of our markets, our branch management and staff foster close working relationships with local customers.

•	Our branch management hires and trains installers with a focus on quality, safety and timely installation.

•	Our branch sales staff analyzes construction plans and measures the installation jobs to prepare customer proposals that comply with local building codes and energy efficiency standards and meet customer requirements.

•	Our branches order and receive delivery of materials directly from national manufacturers.

•	Our branches break bulk shipments and load required materials onto our vehicles for each job and manage installer schedules to ensure timely installation that meets our customers’ scheduling requirements.

•	For each phase of product installation, our installers prepare the job site, professionally install the materials to pass inspection, clean-up when the installation is complete and return unused materials to the branch.

Our customers generally select their building products installer based on quality and timeliness of service, knowledge of local building codes, product application expertise, pricing, relationships and reputation in the market. For these reasons, we emphasize the importance of developing and maintaining customer relationships at the local level and rely heavily on the knowledge and experience of our branch management and staff.

Once we are selected for an installation job, our branch staff coordinates with our customer to ensure that the job is completed in a quality manner and within the customer’s production schedule. Throughout the construction process, our branch sales and supervisory staff and installation teams make frequent site visits to ensure timely and proper installation and to provide general service support. We believe a high level of service is valued by our customers and generates customer loyalty. There are typically three phases to complete a residential insulation installation: (i) basement insulation installation; (ii) installation of insulation in the exterior walls and air sealing of the structure; and (iii) ceiling and attic insulation installation. We also assist the builders with coordinating inspection. We believe that our ability to consistently complete our installations within a customer’s production schedule is recognized by our customers and is a key component of our high level of service.

Insulation

Overview

We are the second largest new residential insulation installer in the United States based on our internal estimates. Insulation installation comprised approximately 77% of our net revenue for the year ended December 31, 2016. We handle every stage of the installation process, including material procurement, project scheduling and logistics, multi-phase professional installation and field quality inspection.

Insulation Materials

We offer a wide range of insulation materials, including primarily:

•	Fiberglass and Cellulose Insulation – Fiberglass insulation is made of fibrous glass that is held together by a thermoset resin creating insulating air pockets. It typically contains an average of 50% recycled content. It is primarily available in two forms: batts (also referred to as blankets) and loosefill (also referred to as blown in). Fiberglass is the most widely used residential insulation material in the United States. Cellulose insulation is made primarily of paper and cardboard and has a very high recycled content. Cellulose is only available in loosefill form and is blown into the structure with specialized equipment. Fiberglass and cellulose insulation accounted for approximately 86% of our insulation sales for the year ended December 31, 2016.

•	Spray Foam Insulation – Spray foam insulation, which is generally a polyurethane foam, is applied at a job site by mixing two chemical components together in specialized application equipment. While typically having the highest insulating value per inch and sealing effectiveness of all insulation materials that we offer, spray foam is also typically the most expensive on an installed basis. Spray foam insulation accounted for approximately 14% of our insulation sales for the year ended December 31, 2016.

In addition, we expect that the acquisition of Alpha will increase fire-stopping and fireproofing sales (which we classify within the insulation product category) as a percentage of our overall sales.

Residential Insulation Installation Applications

Local building codes typically require the installation of insulation in multiple areas of a structure. Each of these areas is frequently referred to as a phase of the insulation installation process and requires a separate trip to the job site by our installers at different points in the construction of a structure. Building practice and the inspection process differ geographically and require our involvement at different times during the construction process. We install insulation and sealant materials in many areas of a structure, including:

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

Garage Doors

Some of our locations install and service garage doors and openers for new residential construction builders, homeowners and commercial customers. We offer a variety of options from some of the best-known garage door brands. We offer steel, aluminum, wood and vinyl garage doors as well as opener systems. Unlike the other products we install, the garage door business has an ongoing aftermarket service component, which represented almost one-third of the net revenue resulting from garage doors installations and service for the year ended December 31, 2016. The installation and service of garage doors comprised approximately 6% of our net revenue for the year ended December 31, 2016.

Shower Doors, Closet Shelving and Mirrors

Some of our locations install a variety of shower enclosures, ranging from basic sliding door designs to complex custom designs. We have the ability to meet our customers’ diverse needs by customizing shower enclosures by size and style according to their specifications, such as framing, hardware and glass options. We design and install closet shelving systems in select markets utilizing some of the highest quality products available from national brands. We also offer standard and custom designed mirrors for our customers. Shower doors, closet shelving and mirror installations comprised approximately 5% of our net revenue for the year ended December 31, 2016.

Rain Gutters

Some of our locations install a wide range of rain gutters, which direct water from a home’s roof away from the structure and foundation. Rain gutters are typically constructed from aluminum or copper and are available in a wide variety of colors, shapes and widths. They are generally assembled on the job site using specialized equipment. The installation of rain gutters comprised approximately 4% of our net revenue for the year ended December 31, 2016.

Other Building Products

Some of our locations install other complementary building products, none of which is an individually significant percentage of net revenue. These other products include waterproofing, which is among the products that Alpha offers. Installation of other building products comprised approximately 8% of our net revenue for the year ended December 31, 2016.

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

Experienced sales and service professionals are important to our customer growth and increasing our profitability. Retaining and motivating local employees has been an important component of our acquisition and operating strategies. As of December 31, 2016, we employed 472 sales professionals and our sales force has spent an average of almost a decade with our operations. The local sales staff, which is generally led by the branch manager, is responsible for maintaining relationships with our customers. These local teams work diligently to increase sales by supporting our existing customers with excellent service and value while also pursuing new customers with competitive offerings. In addition to the efforts of our sales staff, we market our product and service offerings on the internet, in the local yellow pages, on the radio and through advertisements in trade journals. We primarily conduct our marketing using local trademarks and trade names.

Quality Control and Safety

Our quality control process starts with the initial proposal. Our sales staff and managers are knowledgeable about our service offerings and scope of work. They are trained on manufacturers’ guidelines as well as state and local building codes. Our quality control programs emphasize onsite inspections, training by manufacturers and various certification programs.

We consider risk management and safety to be a core business objective. Significant staffing, funding and other resources are allocated to our management that enhances quality and safety for our employees and our customers. Our branch managers are held accountable for the safety of employees and quality of workmanship at their locations. We provide our employees with ongoing training and development programs necessary to improve work quality and safety performance.

BUSINESS STRATEGY

We believe our geographic footprint, long-standing relationships with national insulation manufacturers, streamlined value chain structure and proven track record of successful acquisitions provides us with opportunities for continued growth in our existing markets and expansion into new markets. We believe we are well positioned to further improve our profitability and results in 2017 and we will continue to emphasize the following strategic business objectives in 2017:

•	capitalize on the new home and commercial construction markets;

•	capitalize on our ability to cross-sell products through existing markets as well as new markets entered as a result of acquisitions;

•	continue to strengthen our market share position by working with the best customers;

•	pursue value enhancing acquisitions by being disciplined in our approach to valuations and pricing; and

•	obtain additional value from our operating leverage and national scale.

However, we can provide no assurance that the positive trends reflected in our recent financial and operating results will continue in 2017.

CUSTOMERS

We serve a broad group of national, regional and local homebuilders, multi-family and commercial construction firms, individual homeowners and repair and remodeling contractors. Our top ten customers, which are a combination of national and regional builders, accounted for approximately 14% of net revenue for the year ended December 31, 2016. No single customer accounted for more than 3% of net revenue during the year ended December 31, 2016.

BACKLOG

Due to our residential customers’ strict demand for timely installation of our products, our installation jobs are scheduled and completed within a short timeframe. We do not consider backlog material to our business as of December 31, 2016. However, following our January 2017 acquisition of Alpha, we expect backlog to become a consideration in 2017.

SUPPLIERS

We have long-term relationships with many of our suppliers and have not experienced any significant disruption in the supply of any of the primary materials we purchase and install. As one of the largest purchasers of fiberglass and spray foam insulation in the United States, we believe that we maintain particularly strong relationships with the largest manufacturers of these insulation products. The proximity of certain of our branch locations to insulation manufacturers’ facilities provides additional mutual benefits, including opportunities for cost savings and joint planning regarding future production. Due to the limited number of large insulation manufacturers, our three largest suppliers in the aggregate accounted for approximately 41% of all material purchases for the year ended December 31, 2016. We also believe that we maintain good relationships with suppliers of the non-insulation products we install. We believe that the pricing, terms and rebates we receive from our suppliers, as well as supply assurance, are favorable. We have found that using multiple suppliers helps to ensure a stable source of materials and favorable purchasing terms as suppliers compete to gain and maintain our business. In addition, our national purchasing volumes provide leverage with suppliers as we pursue additional procurement cost savings and purchasing synergies.

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

The composition and level of our working capital typically change during periods of increasing sales as we carry more inventory and receivables, although these changes are generally offset in part by higher trade payables to our suppliers. Working capital levels increase in the summer and fall seasons due to higher sales during the peak of residential construction activity. Typically, the subsequent collection of receivables and reduction in inventory levels during the winter months has positively impacted cash flow. In the past, we have from time to time utilized our borrowing availability under our credit facility to cover short-term working capital needs.

COMPETITION

We believe that competition in our industry is based on quality and timeliness of service, knowledge of local building codes, pricing, relationships and reputation in the market. The building products installation industry is fragmented. The markets for our non-insulation installation services are even more fragmented than the markets for insulation installation services. Our competitors include two other large national contractors, several large regional contractors and numerous local contractors. We expect to continue to effectively compete in our local markets given our long-standing customer relationships, access to capital, tenure and quality of local staff, quality installation reputation and competitive pricing.

EMPLOYEES

As of December 31, 2016, we had 5,292 employees, consisting of 3,753 installers, 472 sales professionals, 295 production personnel and 772 administrative and management personnel. Approximately 25 of our employees are covered under collective bargaining agreements. We have never experienced a work stoppage or strike, and we believe that we have good relationships with our employees.

INFORMATION TECHNOLOGY

JobCORE is our web-enabled internal software technology designed to enhance the effectiveness of our operations and management. In addition, we typically integrate jobCORE into our acquired operations. The jobCORE software provides in-depth operational and financial performance data from individual branches to the corporate office. JobCORE provides our branch managers and our salespeople with an important operational tool for monitoring branch level performance. It assists management in assessing important business questions, including customer analysis, sales staff analysis, branch analysis and other operating activities.

INTELLECTUAL PROPERTY

We possess intellectual property rights, including trademarks, trade names and know-how and other proprietary rights that are important to our business. In particular, we maintain registered trademarks and trade names, the majority of which are the trademarks and trade names under which many of our local branches operate. While we do not believe our business is dependent on any one of our trademarks or trade names, we believe that our trademarks and trade names are important to the development and conduct of our business as well as to the local marketing of our services. We also maintain domain name registrations for each of our local branch websites. We make efforts to protect our intellectual property rights, although the actions we take may be inadequate to prevent others from using similar intellectual property. In addition, third parties may assert claims against our use of intellectual property and we may be unable to successfully resolve such claims.

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

CORPORATE AND AVAILABLE INFORMATION

Installed Building Products, Inc. is a Delaware corporation formed on October 28, 2011 and is a holding company that derives all of its operating income from its subsidiaries. Our principal executive offices are located at 495 South High Street, Suite 50, Columbus, Ohio 43215. Our main telephone number is (614) 221-3399. Our common stock is listed on the New York Stock Exchange under the symbol “IBP.” Unless the context requires otherwise, the terms “IBP,” “the Company,” “we,” “us” and “our” in this Form 10-K refer to Installed Building Products, Inc. and its subsidiaries.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. These filings are available to the public on the SEC’s website at www.sec.gov. Our periodic reports and any other information that we file with the SEC may be inspected without charge and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our corporate website is located at www.installedbuildingproducts.com, and our investor relations website is located at http://investors.installedbuildingproducts.com. Copies of our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material with or furnish it electronically to the SEC.

We webcast our earnings calls and post the materials used in meetings with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events and press and earnings releases on our investor relations website. We have used, and intend to continue to use, our investor relations website as means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our website are not incorporated by reference in, or otherwise made a part of, this Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A.	Risk Factors

There are a number of business risks and uncertainties that affect our business. These risks and uncertainties could cause our actual results to differ from past performance or expected results. We consider the following risks and uncertainties to be most relevant to our business activities. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely impact our business, financial condition and results of operations. We urge investors to consider carefully the risk factors described below in evaluating the information contained in this report.

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

The housing market has faced significant challenges which could return and/or intensify.

The housing market has faced numerous challenges, including: (i) weak general economic and employment growth that, among other things, limits consumer incomes, consumer confidence and demand for homes; (ii) elevated levels of mortgage loan delinquencies, defaults and foreclosures that could add to an inventory of lender-owned homes that may be sold in competition with new and resale homes at low distressed prices or that generate short sales activity at such price levels; (iii) a significant number of homeowners whose outstanding principal balance on their mortgage loan exceeds the market value of their home, which undermines their ability to purchase another home that they otherwise might desire and be able to afford; (iv) volatility and uncertainty in U.S. financial, credit and consumer lending markets amid slow growth or recessionary conditions; and (v) tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, more conservative appraisals, higher loan-to-value ratios and extensive buyer income and asset documentation requirements. These challenges could return and/or intensify and limit any future improvement in the levels and mix of single-family and multi-family new home construction activity, which could adversely affect our business, financial condition, results of operations and cash flows.

Our business relies on commercial construction activity, which has faced significant challenges and is dependent on business investment.

A portion of the products we sell are for the commercial construction market. Challenging economic conditions in recent years have adversely affected demand for commercial construction projects. Although demand is now improving, current market estimates indicate that commercial construction activity remains uneven and below historical average levels. If the present recovery does not continue or gain further momentum, the growth potential of our business, and our financial condition, results of operations and cash flows could be adversely affected.

The strength of the commercial construction market depends on business investment which is a function of many national, regional and local economic conditions beyond our control, including capital and credit availability for commercial construction projects, material costs, interest rates, employment rates, vacancy rates, labor and healthcare costs, fuel and other energy costs and changes in tax laws affecting the real estate industry. Adverse changes or continued uncertainty regarding these and other economic conditions could result in a decline or postponement in spending on commercial construction projects, which could adversely affect our financial condition, results of operations and cash flows.

A decline in the economy and/or a deterioration in expectations regarding the housing market or the commercial construction market could cause us to record significant non-cash impairment charges, which could negatively affect our earnings and reduce stockholders’ equity.

Annually, we either assess qualitative factors or perform a detailed analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We did not record any goodwill impairment charges in 2016, 2015 or 2014; however, a decline in the expectation of our future performance or deterioration in expectations regarding the general economy and/or the timing and the extent of new home construction and home improvement and commercial construction activity may cause us to recognize non-cash, pre-tax impairment charges for goodwill or other long-lived assets, which are not determinable at this time. In addition, as a result of our acquisition strategy, we have recorded goodwill and may incur impairment charges in connection with prior and future acquisitions. If the value of goodwill or other intangible assets is impaired, our earnings and stockholders’ equity would be adversely affected.

As of December 31, 2016, we had goodwill and other intangible assets in an aggregate amount of $193.4 million, or approximately 42% of our total assets. The acquisition of Alpha in January 2017 has resulted in a significant increase in our goodwill and other intangible assets. We review our goodwill and other intangible assets for impairment annually during the fourth quarter and when events or changes in circumstances indicate the carrying value may not be recoverable. A significant decrease in our estimates for income and cash flows or a decline in our market capitalization could result in an impairment of our goodwill and/or other intangible assets. Given the significant increase in the amount of our goodwill and other intangible assets after completion of the Alpha acquisition, any future impairment of these assets could require us to record material charges that would negatively impact our earnings and reduce stockholders’ equity.

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

Our ability to offer a wide variety of products to our customers depends on our ability to obtain adequate product supply from manufacturers. We do not typically enter into long-term agreements with our suppliers but have done so from time to time. See Note 11, Commitments and Contingencies, Supply Contract Commitments, to our audited consolidated financial statements included in this Form 10-K for additional information regarding commitments and contingencies. Generally, our products are available from various sources and in sufficient quantities to meet our operating needs. However, the loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our business, financial condition, results of operations and cash flows. In prior downturns in the housing industry, manufacturers have reduced capacity by closing plants and production lines within plants. Even if such capacity reductions are not permanent, there may be a delay in manufacturers’ ability to increase capacity in times of rising demand. If the demand for products from manufacturers and other suppliers exceeds the available supply, we may be unable to source additional products in sufficient quantity or quality in a timely manner and the prices for the products that we install could rise. These developments could affect our ability to take advantage of market opportunities and limit our growth prospects. Our three largest suppliers in the aggregate accounted for approximately 41% of our material purchases for the year ended December 31, 2016. We continually evaluate our supplier relationships and at any given time may move some or all of our purchases from one or more of our suppliers. There can be no assurance that any such action would have its intended effect.

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

The principal building products that we install have been subject to price changes in the past, some of which have been significant. Our results of operations for individual quarterly periods can be, and have been, adversely affected by a delay between when building product cost increases are implemented and when we are able to increase prices for our products and services, if at all. Our supplier purchase prices often depend on volume requirements. If we do not meet these volume requirements, our costs could increase and our margins may be adversely affected. In addition, while we have been able to achieve cost savings through volume purchasing and our relationships with suppliers, we may not be able to continue to receive advantageous pricing for the products that we install, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We may be unable to successfully acquire and integrate other businesses and realize the anticipated benefits of acquisitions.

We may be unable to continue to grow our business through acquisitions. We may not be able to continue to identify suitable acquisition candidates and may face increased competition for these acquisition candidates. In addition, acquired businesses may not perform in accordance with expectations, and our business judgments concerning the value, strengths and weaknesses of acquired businesses may not prove to be correct. We may also be unable to achieve expected improvements or achievements in businesses that we acquire. At any given time, including currently, we may be evaluating or in discussions with one or more acquisition candidates, including entering into non-binding letters of intent. The value of our common stock following the completion of an acquisition could be adversely affected if we are unable to realize the expected benefits from the acquisition on a timely basis or at all. Future acquisitions may result in the incurrence of debt and contingent liabilities, legal liabilities, goodwill impairments, increased interest expense and amortization expense and significant integration costs. In addition, future acquisitions could result in dilution of existing stockholders if we issue shares of common stock as consideration.

Acquisitions involve a number of special risks, including:

•	our inability to manage acquired businesses or control integration costs and other costs relating to acquisitions;

•	potential adverse short-term effects on operating results from increased costs, business disruption or otherwise;

•	diversion of management’s attention;

•	loss of suppliers, customers or other significant business partners of the acquired business;

•	failure to retain existing key personnel of the acquired business and recruit qualified new employees at the location;

•	failure to successfully implement infrastructure, logistics and systems integration;

•	potential impairment of goodwill and other intangible assets;

•	risks associated with the internal controls of acquired businesses;

•	exposure to legal claims for activities of the acquired business prior to acquisition and inability to realize on any indemnification claims, including with respect to environmental and immigration claims;

•	the risks inherent in the systems of the acquired business and risks associated with unanticipated events or liabilities; and

•	our inability to obtain financing necessary to complete acquisitions on attractive terms or at all.

Our strategy could be impeded if we do not identify, or face increased competition for, suitable acquisition candidates and our business, financial condition, results of operations and cash flows could be adversely affected if any of the foregoing factors were to occur.

We may be unable to realize the anticipated benefits of our recent acquisition of Alpha.

On January 5, 2017, we closed the acquisition of Alpha, our largest acquisition to date. Our expectations regarding the benefits of the Alpha acquisition are necessarily based on estimates and assumptions about the combined businesses, which may not materialize as we expect or which may prove to be inaccurate. The value of our common stock could be adversely affected if we are unable to realize the expected benefits from the acquisition within the expected timeframe or at all. Our performance after consummating the Alpha acquisition will depend, in part, on our ability to successfully and efficiently integrate Alpha with our business in a cost-effective manner that does not significantly disrupt our or Alpha’s operations. In addition, as we work to integrate Alpha into our business, we may face unexpected operational, strategic, financial or administrative challenges, including, without limitation:

•	failure to successfully manage our increased business in the commercial construction end market;

•	difficulties incorporating Alpha into our existing internal control over financial reporting due to material weaknesses and significant deficiencies identified in Alpha’s internal control over financial reporting;

•	discovery of material misstatements in the historical financial statements of Alpha resulting from material weaknesses and/or significant deficiencies in its internal control over financial reporting;

•	loss of employees, suppliers, customers or other significant business partners of Alpha as well as business disruption; and

•	an increase in our financing costs as a result of the indebtedness that we incurred in connection with the acquisition.

Our failure to successfully integrate Alpha with our business could adversely affect our business, financial condition, results of operations and cash flows.

Our expansion into the commercial construction end market following our recent acquisition of Alpha could affect our margins, financial condition, operating results and cash flows.

Following the completion of the Alpha acquisition, we expect that our revenues derived from the commercial construction end market will significantly increase on an absolute basis and as a percentage of our total revenues. As we expand our commercial construction end market business, we may face new or unexpected competitive, operational, financial and accounting challenges and other risks that differ from our current business and existing operations. For example, the typical contractual terms and arrangements and billing cycle for the commercial construction end market are different than the residential new construction end market. These factors and any other challenges we encounter could adversely affect our margins, financial condition, operating results and cash flows.

The amount of our goodwill and other intangible assets will significantly increase as a result of our acquisition of Alpha. If our goodwill and other intangible assets become impaired in the future, we may be required to record significant non-cash impairment charges, which would negatively affect our earnings and reduce stockholders’ equity.

We may be subject to claims arising from the operations of our various businesses for periods prior to the dates we acquired them.

We have consummated over 100 acquisitions. We may be subject to claims or liabilities arising from the ownership or operation of acquired businesses for the periods prior to our acquisition of them, including environmental, employee-related and other liabilities and claims not covered by insurance. These claims or liabilities could be significant. Our ability to seek indemnification from the former owners of our acquired businesses for these claims or liabilities may be limited by various factors, including the specific time, monetary or other limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy our indemnification claims. In addition, insurance companies may be unwilling to cover claims that have arisen from acquired businesses or locations, or claims may exceed the coverage limits that our acquired businesses had in effect prior to the date of acquisition. If we are unable to successfully obtain insurance coverage of third-party claims or enforce our indemnification rights against the former owners, or if the former owners are unable to satisfy their obligations for any reason, including because of their financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our financial condition and results of operations.

Our success depends on our key personnel.

Our business results depend largely upon the continued contributions of our Chief Executive Officer and other members of our management team. We do not have employment agreements with any of our executive officers other than Jeff Edwards, our Chief Executive Officer and President. Although Mr. Edwards’ employment agreement requires him to devote the amount of time necessary to conduct our business and affairs, he is also permitted to engage in other business activities that do not create a conflict of interest or substantially interfere with his service to us, including non-competitive operational activities for his real estate development business. If we lose members of our management team, our business, financial condition and results of operations, as well as the market price of our securities, could be adversely affected.

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

With the passage in 2010 of the U.S. Patient Protection and Affordable Care Act, or the Affordable Care Act, we are required to provide affordable coverage, as defined in the Affordable Care Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria therein. These requirements could cause us to experience higher health care and labor costs in the future. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs could have an adverse effect on our business, financial condition and results of operations. In addition, changes in federal or state workplace regulations could adversely affect our ability to meet our financial targets.

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

We are subject to product liability, workmanship warranty, casualty, negligence, construction defect, breach of contract and other claims and legal proceedings relating to the products we install that, if adversely determined, could adversely affect our financial condition, results of operations and cash flows. We rely on manufacturers and other suppliers to provide us with most of the products we install. Because we do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of our employees, homebuilders and other subcontractors, for which we may be contractually liable.

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

Product liability, workmanship warranty, casualty, negligence, construction defect, breach of contract and other claims and legal proceedings can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. In addition, lawsuits relating to construction defects typically have statutes of limitations that can run as long as ten years. Claims of this nature could also have a negative impact on customer confidence in us and our services. Current or future claims could have a material adverse effect on our reputation, business, financial condition and results of operations. For additional information, see Note 11, Commitments and Contingencies, to our audited consolidated financial statements included in this Form 10-K.

In the ordinary course of business, we are required to obtain performance bonds and licensing bonds, the unavailability of which could adversely affect our business, financial condition, results of operations and/or cash flows.

We are often required to obtain performance bonds and licensing bonds to secure our performance under certain contracts and other arrangements. Our ability to obtain performance bonds and licensing bonds primarily depends on our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain performance bonds and licensing bonds can also be impacted by the willingness of insurance companies to issue performance bonds and licensing bonds. If we are unable to obtain performance bonds and licensing bonds when required, our business, financial condition, results of operations and/or cash flows could be adversely impacted. The commercial construction end market also requires higher levels of performance bonding and there is no assurance that we will be able to obtain and maintain sufficient bonding capacity.

Federal, state, local and other laws and regulations could impose substantial costs and/or restrictions on our operations that would reduce our net income.

We are subject to various federal, state, local and other laws and regulations, including, among other things, worker and workplace health and safety regulations promulgated by the U.S. Department of Transportation, or DOT, employment regulations promulgated by the U.S. Equal Employment Opportunity Commission and tax regulations promulgated by the Internal Revenue Service and various other state and local tax authorities. More burdensome regulatory requirements in these or other areas may increase our expenses and adversely affect our business, financial condition, results of operations and cash flows. Moreover, our failure to comply with the regulatory requirements applicable to our business could subject us to substantial fines and penalties that could adversely affect our business, financial condition, results of operations and cash flows.

Our transportation operations, which we depend on to transport materials from our locations to job sites, are subject to the regulatory jurisdiction of the DOT. The DOT has broad administrative powers with respect to our transportation operations. More restrictive limitations on vehicle weight and size, trailer length and configuration or driver hours of service would increase our costs, which may increase our expenses and adversely affect our financial condition, operating results and/or cash flows. If we fail to comply with DOT regulations or the regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action, including imposing fines or shutting down our operations, and we could be subject to increased audit and compliance costs. We organize our transportation operations as a separate legal entity in certain states, including Ohio and Indiana, to take advantage of sales tax exemptions relating to vehicle operating costs. If legislation is enacted that modifies or eliminates these exemptions, our costs may increase. If any of these events were to occur, our financial condition, results of operations and cash flows may be adversely affected.

In addition, the residential construction and commercial construction industries are subject to various federal, state and local statutes, ordinances, rules and regulations concerning zoning, building design and safety, construction, contractors’ licensing, energy conservation and similar matters, including regulations that impose restrictive zoning and density requirements on the residential new construction industry or that limit the number of homes that can be built within the boundaries of a particular area. Regulatory restrictions and industry standards may require us to alter our installation processes and our sourcing, increase our operating expenses and limit the availability of suitable building lots for our customers, any of which could negatively affect our business, financial condition and results of operations.

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

Our operations are dependent upon our information technology systems, including our web-enabled internal software technology, jobCORE. The jobCORE software provides in-depth operational and financial performance data from individual branch locations to the corporate office. We rely upon such information technology systems to manage customer orders on a timely basis, coordinate our sales and installation activities across locations and manage invoicing. As a result, the proper functioning of our information technology systems is critical to the successful operation of our business. Although our information technology systems are protected through physical and software safeguards, our information technology systems are still vulnerable to natural disasters, power losses, unauthorized access, delays and outages in our service, system capacity limits from unexpected increases in our volume of business, telecommunication failures, computer viruses and other problems. A substantial disruption in our information technology systems for any prolonged time period could result in delays in receiving inventory and supplies or installing our products on a timely basis for our customers, which could adversely affect our reputation and customer relationships.

In the event of a cybersecurity incident, we could experience operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings or suffer damage to our reputation.

In addition to the disruptions that may occur from interruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems. We have established security policies, processes and defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and information and disruption of our operations. Despite these efforts, our information technology systems may be damaged, disrupted or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings and other costs. Such events could have a material adverse impact on our financial condition, results of operations and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.

Because we operate our business through highly dispersed locations across the United States, our operations may be materially adversely affected by inconsistent practices and the operating results of individual branches may vary.

We operate our business through a network of highly dispersed locations throughout the United States, supported by executives and services at our corporate office, with local branch management retaining responsibility for day-to-day operations and adherence to applicable local laws. Our operating structure can make it difficult for us to coordinate procedures across our operations in a timely manner or at all. In addition, our branches may require significant oversight and coordination from our corporate office to support their growth. Inconsistent implementation of corporate strategy and policies at the local level could materially and adversely affect our overall profitability, business, results of operations, financial condition and prospects.

In addition, the operating results of an individual branch may differ from those of another branch for a variety of reasons, including market size, management practices, competitive landscape, regulatory requirements and local economic conditions. As a result, certain of our branches may experience higher or lower levels of growth than other branches. Therefore, our overall financial performance and results of operations may not be indicative of the performance and results of operations of any individual branch.

Restrictions in our credit agreement, or any other indebtedness we may incur in the future, could adversely affect our business, financial condition, results of operations, ability to make distributions to stockholders and the value of our common stock.

Our credit agreement, or any future credit facility we enter into or other indebtedness we incur, may limit our ability to, among other things:

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

The provisions of our credit agreement, or other debt instruments, may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our credit agreement, any future credit facility or other debt instruments could result in a default or an event of default that could enable our lenders or other debt holders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our stockholders could experience a partial or total loss of their investment.

We may require additional capital in the future, which may not be available on favorable terms or at all.

Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully complete future business combinations and expansion of our existing operations. We anticipate that we may need to raise additional funds in order to grow our business and implement our business strategy. We anticipate that any such additional funds may be raised through equity or debt financings. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing stockholders in our company may be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing stockholders. If we cannot obtain adequate capital, we may not be able to fully implement our business strategy and our business, results of operations and financial condition could be adversely affected.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The price of our common stock may fluctuate substantially and your investment may decline in value.

The market price of our common stock may be significantly affected by factors, such as:

•	market conditions affecting the residential construction, commercial construction and building products industries;

•	quarterly variations in our results of operations;

•	changes in government regulations;

•	the announcement of acquisitions by us or our competitors;

•	changes in general economic and political conditions;

•	volatility in the financial markets;

•	results of our operations and the operations of others in our industry;

•	changes in interest rates;

•	threatened or actual litigation and government investigations;

•	the addition or departure of key personnel;

•	actions taken by our stockholders, including the sale or disposition of their shares of our common stock; and

•	differences between our actual financial and operating results and those expected by investors and analysts and changes in analysts’ recommendations or projections.

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

As of December 31, 2016, we are no longer an “emerging growth company” and, as a result, we will have to comply with increased disclosure and governance requirements.

Because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2016, we were deemed a large accelerated filer as of December 31, 2016 and, accordingly, we no longer qualify as an emerging growth company. As a large accelerated filer, we are now subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include:

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

Failure to comply with these requirements could subject us to enforcement actions by the SEC, divert management’s attention, damage our reputation and adversely affect our business, results of operations and financial condition.

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

We have approximately 31.5 million shares of common stock outstanding as of December 31, 2016. The shares of common stock are freely tradable, except for any shares of common stock that may be held or acquired by our directors, executive officers and other affiliates, the sale of which will be restricted under the Securities Act of 1933, as amended, or the Securities Act. As of December 31, 2016, approximately 2.7 million of the 3.0 million shares of common stock authorized for issuance under the 2014 Omnibus Incentive Plan were available for issuance. These shares will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

As of December 31, 2016, Jeff Edwards beneficially owns approximately 26.5% of our outstanding common stock. As a result of his beneficial ownership of our common stock, he has sufficient voting power to significantly influence all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions, and he has significant influence over our management and policies. This concentration of voting power may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares of common stock, which could prevent stockholders from receiving a premium for their shares of common stock. These actions may be taken even if other stockholders oppose them. The interests of Jeff Edwards may not always coincide with the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of our other stockholders. In addition, under our amended and restated certificate of incorporation, Jeff Edwards is permitted to pursue corporate opportunities for himself, rather than for us.

Certain of our stockholders that are controlled by Jeff Edwards have pledged shares of our common stock as collateral for loans, which may cause Jeff Edwards’ interests to conflict with the interests of our other stockholders and may adversely affect the trading price of our common stock.

Certain of our stockholders, PJAM IBP Holdings, LLC, Installed Building Systems, Inc. and Jeff Edwards, which are controlled by Jeff Edwards, or the Edwards Stockholders, have pledged shares of our common stock as collateral for loans. The Edwards Stockholders currently have pledged approximately 8.1 million shares of our common stock as collateral for loans. We are not a party to these loans, which are full recourse against the Edwards Stockholders and are secured, in part, by pledges of a portion of our common stock currently beneficially owned by the Edwards Stockholders. The terms of these loans were negotiated directly between Jeff Edwards and members of his family and the respective lending institutions.

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

Certain of our directors and executive officers have pledged shares of our common stock, and our directors, executive officers and other stockholders may pledge additional shares of our common stock in the future. Depending on the occurrence of certain events relating to the obligations for which these pledges may serve as collateral, our directors, executive officers or other stockholders may experience a foreclosure or margin call that could result in the sale of such pledged shares of our common stock, in the open market or otherwise. Such sales could adversely affect the market and trading price of our common stock.

Capped call transactions that were entered into by parties affiliated with Jeff Edwards may affect the value of our common stock.

Certain of our stockholders entered into a capped call agreement with the underwriters of the secondary offering of our common stock completed on June 17, 2014. This agreement provided these stockholders with an option to call from the underwriters a total of approximately 1.0 million shares of our common stock at a capped price, with settlement required to be made in cash. During the second quarter of 2016, these stockholders exercised the call option with respect to approximately 0.7 million of these underlying shares. In addition, in the fourth quarter of 2016, these stockholders simultaneously cancelled the remaining portion of the call option and purchased a new call option from the underwriters. The new capped call agreement provides these stockholders with the option to call from the underwriters a total of approximately 0.4 million shares of our common stock at a capped price. The option becomes exercisable and expires on April 16, 2018 and will be settled in cash. The capped call agreement is between these stockholders and the underwriters and does not represent compensation to the stockholders for services rendered to us. The price paid for the option represents the fair value of that transaction and we are not a party to the agreement. In connection with establishing its initial hedge of the capped call transactions, the option counterparty (or one of its affiliates) purchased shares of our common stock.

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

Real Property

We lease office and warehouse space in 36 states, including our corporate office in Columbus, Ohio. Our leases are typically short in duration with customary extensions at our option. We also own one adjoining property in Mars, Pennsylvania. We believe suitable alternative space is available in all of our markets. The table below summarizes our locations as of December 31, 2016.

State	Number of Locations	Approximate Total Square Footage
Alabama	1	10,500
Arizona	2	26,100
California	13	123,800
Colorado	7	56,300
Connecticut	4	41,500
Delaware	1	10,600
Florida	11	91,600
Georgia	5	62,100
Idaho	4	26,600
Illinois	2	24,300
Indiana	12	233,800
Kentucky	3	25,800
Louisiana	1	10,000
Maine	2	32,500
Maryland	3	34,700
Massachusetts	4	45,300
Michigan	1	34,800
Minnesota	2	62,800

State	Number of Locations		Approximate Total Square Footage
Mississippi	1		8,000
Nebraska	1		12,000
New Hampshire	6		46,300
New Jersey	2		26,300
New York	9		93,300
North Carolina	4		50,200
Ohio	9		275,700
Oklahoma	1		18,300
Oregon	1		30,000
Pennsylvania	4	*	15,200
South Carolina	5		79,800
Tennessee	3		40,600
Texas	9		131,000
Utah	2		14,400
Vermont	2		43,400
Virginia	6		65,900
Washington	3		51,200
Wisconsin	6		79,700

*	Includes one owned property.

Our Fleet

As of December 31, 2016, our fleet consisted of 3,338 total vehicles that we either lease or own, including 3,067 installation vehicles, which our installers use to deliver and install products from our locations to job sites, and 271 other vehicles that are utilized by our sales staff, branch managers and various senior management personnel. For additional information, see Note 5, Long-Term Debt, and Note 11, Commitments and Contingencies, to our audited consolidated financial statements included in this Form 10-K.

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

Market Information for Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “IBP.” The following table sets forth, for the periods indicated, our high and low sales prices for our common stock as reported by the New York Stock Exchange:

2016	High	Low
First Quarter	$27.09	$17.60
Second Quarter	$36.30	$25.78
Third Quarter	$38.97	$30.16
Fourth Quarter	$44.28	$30.80

2015	High	Low
First Quarter	$22.10	$16.88
Second Quarter	$24.70	$19.36
Third Quarter	$29.97	$23.94
Fourth Quarter	$26.98	$19.92

Holders of Record

As of February 20, 2017, there were 166 holders of record of our common stock, one of which was Cede & Co., which is the holder of shares held through the Depository Trust Company.

Dividend Policy

During the years ended December 31, 2016, 2015 and 2014, we did not declare or pay any cash dividends on our capital stock. We currently do not anticipate paying dividends for the foreseeable future. Any future determination relating to dividends will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, contractual restrictions, legal requirements and other factors our board of directors may deem relevant.

Stock Performance Graph

The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Russell 2000 Index (“Russell 2000”), (ii) the Standard & Poor’s Industrials Index (“S&P 500 Industrials”) and (iii) the S&P Smallcap 600 Index (“S&P Smallcap 600 ”). The graph assumes investments of $100 in our common stock and in each of the three indices and the reinvestment of dividends from February 13, 2014, the date of our initial public offering (“IPO”), through December 31, 2016.

	2/13/2014	3/31/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
IBP	100	109	96	110	139	170	191	198	194	208	284	280	323
Russell 2000	100	108	110	102	112	117	117	103	107	106	110	119	130
S&P 500 Industrials	100	113	117	116	124	123	120	112	121	127	128	134	143
S&P Smallcap 600	100	109	111	104	114	118	118	108	112	114	118	127	141

Sale of Unregistered Securities

On January 5, 2017, we acquired all of the outstanding shares of Alpha. The purchase price for the acquisition was approximately $81.9 million in cash, $12.2 million by issuing 282,577 shares of our common stock to two individuals who are the sole direct or indirect equityholders of the sellers of the acquired shares and seller obligations totaling $1.9 million. In addition, the purchase price is subject to customary adjustments for cash and net working capital and we may also be required to pay an additional amount in cash as earnout consideration based on Alpha’s change in EBITDA from 2015. The common shares issued were not registered under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act.

Item 6.	Selected Financial Data

The following tables set forth selected historical consolidated financial data that should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K. The consolidated statements of operations data for the years ended and the consolidated balance sheet data as of December 31, 2016, 2015, 2014, 2013 and 2012 are derived from our audited consolidated financial statements. The selected historical consolidated financial data in this section is not intended to replace our historical consolidated financial statements and the related notes thereto. Our historical results are not necessarily indicative of future results.

	Years ended December 31,
	2016	2015	2014	2013	2012
Statement of operations:
(in thousands, except per share amounts)
Net revenue	$862,980	$662,719	$518,020	$431,929	$301,253
Cost of sales	610,532	474,426	377,968	322,241	227,210

Gross profit	252,448	188,293	140,052	109,688	74,043
Operating expenses
Selling	49,667	37,702	30,951	25,509	19,807
Administrative (1)	136,731	105,639	83,515	71,101	56,132

Operating income (loss)	66,050	44,952	25,586	13,078	(1,896)
Other expense	6,440	3,022	2,999	2,224	1,843

Income (loss) before income taxes	59,610	41,930	22,587	10,854	(3,739)
Income tax provision	21,174	15,413	8,607	4,216	555

Net income (loss) from continuing operations	38,436	26,517	13,980	6,638	(4,294)
Discontinued Operations
Loss (income) from discontinued operations, net of tax	—	—	48	598	(2,388)

Net income (loss)	38,436	26,517	13,932	6,040	(1,906)

Accretion charges on redeemable preferred stock	—	—	(19,897)	(6,223)	(5,529)

Net income (loss) attributable to common stockholders	$38,436	$26,517	$(5,965)	$(183)	$(7,435)

Income (loss) per share attributable to common stockholders (basic and diluted)	$1.23	$0.85	$(0.20)	$(0.01)	$(0.37)

Balance sheet data:
(in thousands)
Cash	$14,482	$6,818	$10,761	$4,065	$3,898
Total current assets	$192,391	$150,232	$119,288	$95,512	$75,768
Property and equipment, net	$67,788	$57,592	$39,370	$29,475	$17,931
Total assets	$462,095	$373,572	$234,162	$191,070	$160,752
Total debt (2)	$166,720	$143,677	$53,738	$50,059	$30,075
Mezzanine equity (3)	$—	$—	$—	$136,848	$66,861
Total stockholders’ equity (deficit)	$153,977	$114,483	$91,874	$(71,429)	$(7,482)
Total mezzanine equity and stockholders’ equity	$153,977	$114,483	$91,874	$65,419	$59,379

(1)

Prior to November 1, 2013, Jeff Edwards served as a consultant and non-employee officer to us. As such he did not receive a salary or bonus for 2012. The costs of Jeff Edwards’ services were paid through various management agreements. In anticipation of our IPO and with a view towards operating as a public company, we entered into an employment agreement with Jeff Edwards on November 1, 2013, as amended, that pays Mr. Edwards a minimum annual base salary of $0.6 million and provides him an opportunity to participate in the Company’s annual incentive and benefit programs. Compensation paid by us to Mr. Edwards since November 1, 2013 has been recorded as an administrative expense in our consolidated statement of operations
(2)	Total debt consists of current and long-term portions of long-term debt, capital lease obligations and vehicle financing arrangements. For the year ended December 31, 2016, we adopted Accounting Standards Update (“ASU”) 2015-03 which resulted in a retrospective reclassification of $0.5 million of debt issuance costs related to our long-term debt from other non-current assets to long-term debt as of December 31, 2015. No debt issuance costs were reclassified for the year ended December 31, 2014 due to immateriality of the portion to be reclassified. No debt issuance costs were required to be reclassified for the years ended December 31, 2013 or 2012 due to the nature of existing debt as of those dates.
(3)	Consists of Series A Preferred Stock, $0.01 par value per share (the “Redeemable Preferred Stock”) and Redeemable Common Stock. This treatment was no longer required as of the date of our IPO in February 2014. For additional information, see Note 1, Organization, “2014 Initial Public Offering (“IPO”),” to our audited consolidated financial statements included in this Form 10-K .

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following in conjunction with the consolidated financial statements and related notes thereto included in Item 8, Financial Statements and Supplemental Data, of Part II of this Form 10-K. This discussion contains forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section captioned “Risk Factors” and elsewhere in this Form 10-K. Share numbers presented in this Form 10-K give effect to our 19.5-for-one stock split of our common stock that occurred on February 10, 2014.

OVERVIEW

We are the second largest new residential insulation installer in the United States based on our internal estimates, with a national platform consisting of over 100 locations serving customers in all 48 continental states and the District of Columbia. Additionally, we acquired Alpha in January 2017, which expands our market position in commercial insulation installation and strengthens our complementary installed product offerings in waterproofing, fire-stopping and fireproofing. We also install complementary building products, including garage doors, rain gutters, shower doors, closet shelving and mirrors. Substantially all of our net revenue comes from service-based installation of these products in the residential new construction, repair and remodel and commercial construction end markets.

A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, consumer confidence, employment rates, housing inventory levels, foreclosure rates, the health of the economy and availability of mortgage financing. The strategic acquisitions of multiple companies in 2016, 2015 and 2014 contributed meaningfully to our 30.2% increase in net revenue to $863.0 million during the year ended December 31, 2016 compared to $662.7 million in the same period in 2015. The construction of new homes increased in most of our markets during 2016, also contributing to the increase in net revenue in 2016.

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

We believe there are several trends that should drive long-term growth in the housing market. These trends include housing affordability, an aging housing stock, population growth and household formation growth. These positive trends are reflected in Blue Chip’s February 2017 consensus forecast, which projects housing starts to increase from approximately 1.2 million in 2016 to approximately 1.3 million in 2017 and approximately 1.4 million in 2018. We expect that our net revenue, gross profit and operating income will benefit from this growth. Operating expenses as a percentage of net revenue were approximately 21.6%, 21.6% and 22.1% for the years ended December 31, 2016, 2015 and 2014, respectively. Included in operating expenses was amortization expense on increasing intangible assets related to acquisitions of 1.3%, 0.9% and 0.5% for the years ended December 31, 2016, 2015 and 2014, respectively.

Trends in the construction industry

Our operating results may vary based on the amount and type of products we install and the mix of our end markets among new single-family, multi-family and commercial builders and owners of existing homes. Forecasts issued by various third-party industry sources suggest a higher rate of growth in single-family new home construction compared to that for multi-family new home construction over the next couple of years. We expect to benefit from this shift in mix as our net revenue per single-family completion is higher than our net revenue per multi-family completion. In addition, our net revenue from single-family completions is higher than from multi-family completions. As the housing market recovery continues, we expect to benefit from the continued participation of large homebuilders as well as the increased participation of custom builders and individual lot owners. We maintain a mix of business among all types of homebuilders ranging from small custom builders to large regional and national homebuilders as well as a wide range of commercial builders. Net revenue derived from our ten largest homebuilder customers in the United States was approximately 14.4% in the year ended December 31, 2016. Net revenue from the residential new construction and repair and remodel markets represented approximately 88% of our net revenue for the year ended December 31, 2016 and 89% for each of the years ended December 31, 2015 and 2014. We are also well positioned with custom homebuilders, given our geography and market share position with these customers, to benefit from the later stages of the recovery cycle. In addition, we also provide services to the commercial construction end market, which represented approximately 12% of our net revenue for the year ended December 31, 2016 and 11% for the years ended December 31, 2015 and 2014. The 2017 Dodge Construction Outlook forecasts a 6% year-over-year increase in the overall commercial construction market in 2017 in terms of U.S. commercial construction starts. We also expect to benefit in the commercial construction end market from our January 2017 acquisition of Alpha. As the housing market recovery progresses, we also expect to see an increase in repair and remodel activity, which represented approximately 8% of our net revenue for the year ended December 31, 2016.

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

Labor costs

Our business is labor intensive. As of December 31, 2016, we had 5,292 employees, most of whom work as installers on local construction sites. As the housing market continues to recover, we expect that labor markets will tighten as the demand increases for installers. Tight labor markets may make it more difficult for us to hire and retain installers and could increase our labor costs. We expect to spend more on training as we hire additional installers to support our growing business. We offer a comprehensive benefits package, which many of our local competitors are not able to provide, which will increase costs as we hire additional personnel. Our workers’ compensation costs also continue to increase as we increase our coverage for additional personnel. With the enactment in 2010 of the U.S. Patient Protection and Affordable Care Act, or the Affordable Care Act, we are required to provide affordable coverage, as defined in the Affordable Care Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria therein. Therefore health care costs are expected to increase proportionately with increases in the labor force.

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

During each of 2016, 2015 and 2014, we completed multiple acquisitions, all of which qualify as business combinations as defined by Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Our 2016 acquisitions expanded our market presence in Arizona, California, Indiana, Louisiana, Michigan, Texas, Virginia and Wisconsin. Our 2015 acquisitions expanded our market presence in California, Florida, Idaho, Kentucky, New Hampshire, New Jersey, New York, North Carolina, Texas, Vermont, Virginia, Utah and Washington. Our 2014 acquisitions expanded our market presence in Idaho, Minnesota, Wisconsin, North Dakota and the New York Tri-State region.

Direct acquisition and integration costs totaled $2.3 million and $1.1 million for the years ended December 31, 2016 and 2015, respectively, and were expensed as incurred. Acquisition costs were insignificant during the year ended December 31, 2014. We have in the past been, and may in the future be, subject to post-closing payment obligations under contracts we enter into with businesses we acquire.

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

Cost of Sales. Our cost of sales is comprised of the costs of materials and labor to purchase and install our products for our customers. Also included in our cost of sales are the cost of safety and other supplies, workers’ compensation insurance and certain costs to manage our warehouses, as well as the following vehicle-related expenses: fuel, repairs and maintenance, depreciation, lease expense, insurance, licensing and titling.

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

Interest Expense. Interest expense relates primarily to our interest expense on capital leases, vehicle and equipment loans, our revolving lines of credit, our term loan and our delayed draw term loan.

Other Expense (Income). Other expense (income) includes the profit or loss of minor activities not fundamental to ongoing operations. For the year ended December 31, 2015, this category also includes a $1.1 million gain on bargain purchase associated with one of our business combinations during 2015. For additional information, see Note 12, Business Combinations, to our audited consolidated financial statements included in this Form 10-K.

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

Annual Results of Operations

The following table sets forth our operating results for the periods indicated (in thousands):

	Years ended December 31,
	2016		2015		2014
Net revenue	$862,980	100.0%	$662,719	100.0%	$518,020	100.0%
Cost of sales	610,532	70.7	474,426	71.6	377,968	73.0

Gross profit	252,448	29.3	188,293	28.4	140,052	27.0
Operating expenses
Selling	49,667	5.8	37,702	5.7	30,951	6.0
Administrative and other	136,731	15.8	105,639	15.9	83,515	16.1

Operating income	66,050	7.7	44,952	6.8	25,586	4.9

Other expense	6,440	0.8	3,022	0.5	2,999	0.5

Income before income taxes	59,610	6.9	41,930	6.3	22,587	4.4

Income tax provision	21,174	2.4	15,413	2.3	8,607	1.7

Net income from continuing operations	38,436	4.5	26,517	4.0	13,980	2.7
Discontinued operations
Loss from discontinued operations, net of income taxes	—	—	—	—	48	0.0

Net income	38,436	4.5	26,517	4.0	13,932	2.7

Accretion charges on redeemable preferred stock	—	—	—	—	(19,897)	(3.9)

Net income (loss) attributable to common stockholders	$38,436	4.5%	$26,517	4.0%	$(5,965)	(1.2)%

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net revenue

For the year ended December 31, 2016, net revenue increased $200.3 million, or 30.2%, to $863.0 million from $662.7 million during the year ended December 31, 2015. The increase in net revenue included revenue from acquisitions of approximately $96.9 million. Approximately $58.6 million was predominantly attributable to organic growth in the volume of completed jobs in all of our end markets. The remaining increase in net revenue of approximately $44.8 million resulted from a variety of factors, including customer and product mix, market pricing variations and insulation volume requirement changes driven by building code requirements. None of these additional factors was more significant than any other.

Cost of sales

For the year ended December 31, 2016, cost of sales increased $136.1 million, or 28.7%, to $610.5 million from $474.4 million during the year ended December 31, 2015. As a percent of sales, cost of sales decreased to 70.7% during the year ended December 31, 2016 from 71.6% during the year ended December 31, 2015 attributable to savings in materials and improved fuel prices and fuel utilization. On a dollar basis, cost of sales included increases from acquired businesses of approximately $68.4 million. Approximately $40.5 million was predominantly attributable to organic growth in the volume of completed jobs in the residential new construction end market. Depreciation expense increased $6.2 million as a result of increased investment in vehicles and equipment to support our growth, including growth from acquisitions. Additionally, cost of sales increased $21.0 million as a result of a variety of factors, including customer and product mix, market pricing variations and insulation volume requirement changes driven by building code requirements. No factor was more significant than any other.

Gross profit

For the year ended December 31, 2016, gross profit increased $64.2 million, or 34.1%, to $252.5 million from $188.3 million during the year ended December 31, 2015. As a percentage of net revenue, gross profit increased to 29.3% for the year ended December 31, 2016 from 28.4% for the year ended December 31, 2015 primarily from a favorable change in our customer and product mix, market pricing variations and insulation volume requirement changes.

Operating expenses

Selling

For the year ended December 31, 2016, selling expenses increased $12.0 million, or 31.8%, to $49.7 million from $37.7 million for the year ended December 31, 2015. As a percent of sales, selling expenses increased to 5.8% during the year ended December 31, 2016 from 5.7% during the year ended December 31, 2015. On a dollar basis, the increase in selling expenses was primarily due to higher commissions, wages and benefits of $9.1 million, increased bad debt costs of $2.0 million, and advertising costs of $0.7 million, each of which supported both organic and acquisition-related growth. The remaining increase of $0.2 million could not be attributed to one factor over another.

Administrative and other

For the year ended December 31, 2016, administrative and other increased $31.1 million, or 29.4%, to $136.7 million from $105.6 million for the year ended December 31, 2015. Wages and benefits increased $15.5 million, of which $6.6 million was attributable to acquisitions and $8.9 million was to support our organic growth. Amortization of intangibles increased $5.0 million attributable to acquisitions and our facility costs increased $3.2 million primarily due to leases from the branches of acquired companies. Of the remaining $7.4 million increase in administrative and other expenses, $1.0 million was attributable to increased accounting and legal fees primarily in support of our transition to large accelerated filer status and our no longer qualifying as an emerging growth company under the Jobs Act, $1.2 million was due to increased general liability insurance costs to support growth and the remainder of increases were due to a variety of categories that experienced individually insignificant increases in costs.

Other expense

For the year ended December 31, 2016, other expense increased $3.4 million, or 113.1%, to $6.4 million from $3.0 million for the year ended December 31, 2015. This increase was primarily due to an increase of $2.4 million in interest expense due to higher debt levels to support growth related to acquisitions. Included in the year ended December 31, 2015 was a one-time bargain purchase gain of $1.1 million related to one of our business combinations completed during 2015.

Income tax provision

During the year ended December 31, 2016, we recorded an income tax provision of $21.2 million on our income from continuing operations before income taxes of $59.6 million, or an effective tax rate of 35.5%. This rate was favorably impacted by deductions related to domestic production activities and a decrease to the state income tax rate. The favorable impact was offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses and various other unfavorable permanent items.

During the year ended December 31, 2015, we recorded an income tax provision of $15.4 million on our income from continuing operations before income taxes of $41.9 million, or an effective tax rate of 36.8%. This rate was favorably impacted by deductions related to domestic production activities as well as a non-taxable bargain purchase gain. The favorable impact was offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses, an increase in the state income tax rate and various other unfavorable permanent items.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net revenue

For the year ended December 31, 2015, net revenue increased $144.7 million, or 27.9%, to $662.7 million from $518.0 million during the year ended December 31, 2014. The increase in net revenue included revenue from acquisitions of approximately $84.1 million. Approximately $29.6 million was predominantly attributable to organic growth in the volume of completed jobs in all of our end markets. The remaining increase in net revenue of approximately $31.0 million resulted from a variety of factors, including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. None of these additional factors was more significant than any other.

Cost of sales

For the year ended December 31, 2015, cost of sales increased $96.5 million, or 25.5%, to $474.4 million from $378.0 million during the year ended December 31, 2014. As a percent of sales, cost of sales decreased to 71.6% during the year ended December 31, 2015 from 73.0% during the year ended December 31, 2014 attributable to improved direct labor efficiency and savings in materials, fuel prices and fuel utilization. On a dollar basis, cost of sales included increases from acquired businesses of approximately $56.4 million. Approximately $20.9 million was predominantly attributable to organic growth in the volume of completed jobs in the residential new construction end market. Depreciation expense increased $4.5 million as a result of increased investment in vehicles and equipment to support our growth. Additionally, cost of sales increased $14.7 million as a result of a variety of factors, including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. No factor was more significant than any other.

Gross profit

For the year ended December 31, 2015, gross profit increased $48.2 million, or 34.4%, to $188.3 million from $140.1 million during the year ended December 31, 2014. As a percentage of net revenue, gross profit increased to 28.4% for the year ended December 31, 2015 from 27.0% for the year ended December 31, 2014 primarily from a favorable change in our customer and product mix, market pricing variations and insulation volumes.

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

Administrative and other

For the year ended December 31, 2015, administrative and other increased $22.1 million, or 26.5%, to $105.6 million from $83.5 million for the year ended December 31, 2014. Wages and benefits increased $13.2 million, of which $5.3 million was attributable to acquisitions and $7.9 million was to support our organic growth. Amortization of intangibles increased $3.4 million attributable to acquisitions and our facility costs increased $1.7 million primarily due leases from the branches of acquired companies. Of the remaining $3.8 million increase in administrative and other expenses, $0.8 was attributable to travel and entertainment with approximately $3.0 million related to other minor increases across several categories.

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

Income tax provision

During the year ended December 31, 2015, we recorded an income tax provision of $15.4 million on our income from continuing operations before income taxes of $41.9 million, or an effective tax rate of 36.8%. This rate was favorably impacted by deductions related to domestic production activities as well as a non-taxable bargain purchase gain. The favorable impact was offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses, an increase in the state income tax rate and various other unfavorable permanent items.

During the year ended December 31, 2014, we recorded an income tax provision of $8.6 million on our income from continuing operations before income taxes of $22.6 million, or an effective tax rate of 38.1%. This rate was favorably impacted by deductions related to domestic production activities and a benefit for a cancelled put option related to our Redeemable Preferred Stock. For additional information, see Note 6, Fair Value Measurements, “Assets and Liabilities Measured at Fair Value on a Recurring Basis” to our audited consolidated financial statements included in this Form 10-K. The favorability was offset by a non-deductible permanent item related to our secondary offering during the second quarter, an increase in our valuation allowance for separate tax filing entities and an increase in the state income tax rate.

Loss from discontinued operations, net of income taxes

We did not discontinue any operations during the years ended December 31, 2016 or 2015 nor did we incur any expenses related to discontinued operations. For the year ended December 31, 2014, we had a loss from discontinued operations of $48 thousand but did not discontinue any operations during the year. All expenses incurred during 2014 relate to operations discontinued in prior periods.

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

In addition, our acquisition of Alpha, which was completed on January 5, 2017, required us to commit significant resources to the acquisition and ongoing support of Alpha’s business. This acquisition was funded by drawing on our existing credit facility. We intend to fund additional amounts due in connection with the Alpha acquisition with cash and/or borrowings under our credit facility.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months as evidenced by our net positive cash flows from operations for the years ended December 31, 2016, 2015 and 2014.

Credit and Security Agreement

On February 29, 2016, we entered into a Credit and Security Agreement (the “Credit and Security Agreement”) with the lenders named therein. The Credit and Security Agreement amended and restated our previous credit agreement the (“2015 Credit Agreement”), which was scheduled to mature in April 2020. We used a portion of the funds from the Credit and Security Agreement to pay off the outstanding balances under the 2015 Credit Agreement. The Credit and Security Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $325.0 million, consisting of a $100.0 million revolving line of credit (the “Revolving LOC”), a $100.0 million term loan (the “Term Loan”) and a delayed draw term loan facility (the “DDTL”) providing for up to $125.0 million in additional term loan draws during the first year of the Credit and Security Agreement. Under the Revolving LOC, up to an aggregate of $20.0 million is available to us for the issuance of letters of credit and up to an aggregate of $5.0 million is available to us for swing line loans. The Credit and Security Agreement also includes an accordion feature which allows us, at our option but subject to lender and certain other approvals, to add up to an aggregate of $75.0 million in principal amount of term loans or additional revolving credit commitments, subject to the same terms as the Revolving LOC and Term Loan.

The Term Loan amortizes in quarterly principal payments of $1.3 million through March 31, 2017 with $1.9 million being due quarterly from June 30, 2017 through March 31, 2019 then increasing to $2.5 million on June 30, 2019 and continuing quarterly through December 31, 2020. Draws under the DDTL convert to an amortizing term loan (the “DDTL Term Loan”) on the earlier of (1) the date the DDTL is fully drawn or (2) February 28, 2017, when it begins to amortize in quarterly principal payments, beginning June 30, 2017, equal (on a percentage basis) to the then-current amortization rate on the Term Loan. Draws under the DDTL may be used only for acquisitions or major capital expenditures. In addition to scheduled amortization payments, if our leverage ratio for any fiscal year is greater than or equal to 3.00 to 1.00, we would be required to make additional payments on the Term Loan and DDTL Term Loan for such fiscal year in an amount of not less than 50% of our excess cash flow (as defined in the Credit and Security Agreement) for such fiscal year within 10 days of our delivery of the financial reports required under the Credit and Security Agreement. Any remaining unpaid balances on the Term Loan and the DDTL Term Loan are due on February 28, 2021 (the “Maturity Date”).

Loans under the Credit and Security Agreement bear interest at either the eurodollar rate (“LIBOR”) or the base rate (which approximates prime rate), at our election, plus a margin based on the type of rate applied and our leverage ratio. At December 31, 2016, the outstanding balances on the Term Loan and DDTL bore interest at 1-month LIBOR, including margin (2.5%). In addition to interest, we are required to pay commitment fees on the unused portion of the Revolving LOC. The commitment fee rate for the period from February 29, 2016 through August 31, 2016, was 22.5 basis points. The commitment fee rate, like the interest rate spreads, is subject to adjustment, with possible future commitment fees ranging from 20 to 30 basis points per annum. At December 31, 2016, our applicable commitment fee rate was 22.5 basis points. We are also required to pay a ticking fee of 37.5 basis points per annum on the unused portion of the DDTL until it is fully drawn or February 28, 2017, whichever is earlier.

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

The Credit and Security Agreement contains covenants that require us to (1) maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 and (2) maintain a leverage ratio of no greater than: (a) 3.50 to 1.00 through December 30, 2016; (b) 3.25 to 1.00 on December 31, 2016 through June 29, 2017; (c) 3.00 to 1.00 on June 30, 2017 through December 30, 2017; (d) 2.75 to 1.00 on December 31, 2017 through June 29, 2018; and (e) 2.50 to 1.00 on June 30, 2018 and thereafter. The Credit and Security Agreement also contains various restrictive non-financial covenants and a provision that, upon an event of default (as defined by the Credit and Security Agreement), amounts outstanding under the Credit and Security Agreement would bear interest at the rate as determined above plus 2.0% per annum. At December 31, 2016, we were in compliance with all applicable covenants under the Credit and Security Agreement.

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

Total gross assets relating to our master loan and equipment agreements were $48.7 million and $25.4 million as of December 31, 2016 and 2015, respectively, none of which were fully depreciated as of December 31, 2016 or 2015, respectively. The net book value of assets under these agreements was $38.0 million and $22.4 million as of December 31, 2016 and 2015, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Consolidated Statements of Operations.

Letters of Credit and Bonds

We use letters of credit to secure our performance under our general liability and workers’ compensation insurance programs. Our workers’ compensation insurance program is considered a high deductible program whereby we are responsible for the cost of claims under approximately $0.8 million. If we do not pay these claims, our workers’ compensation insurance carriers are required to make these payments to the claimants on our behalf. Effective with the plan year beginning October 1, 2015, our general liability insurance program is considered a high retention program whereby we are responsible for the cost of claims up to approximately $2.0 million, subject to an aggregate cap of $8.0 million. If we do not pay these claims, our general liability insurance carrier is required to make these payments to the claimants on our behalf. Prior to the claim year beginning October 1, 2015, our general liability insurance program has a self-insured retention (“SIR”) of $0.35 million whereby we continue to be responsible for all claims below the SIR and the insurance company continues to be responsible for all liabilities above the SIR. As of December 31, 2016, we had $17.9 million of outstanding letters of credit and $0.3 million in cash securing our performance under these insurance programs. We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span several months. As of December 31, 2016, we had 20 performance bonds outstanding, totaling approximately $2.4 million. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. As of December 31, 2016, we had 303 permit and license bonds outstanding, totaling approximately $5.3 million. Permit and license bonds are typically issued for one year and are required by certain municipalities when we obtain licenses and permits to perform work in their jurisdictions.

Historical cash flow information

Working capital

We carefully manage our working capital and operating expenses. As of December 31, 2016 and 2015, our working capital, including cash, was $62.3 million, or 7.2% of net revenue, and $52.8 million, or 8.0% of net revenue, respectively. We continue to look for opportunities to reduce our working capital as a percentage of net revenue.

The increase in accounts receivable of $25.3 million as of December 31, 2016 as compared to December 31, 2015 was primarily a result of higher net revenue from both organic and acquisition-related growth in 2016. Days sales outstanding as of December 31, 2016 and 2015 were approximately 54.3 and 56.8 days, respectively. The fluctuation in days sales outstanding was impacted by increases or decreases in accounts receivable as seasonality and the housing market cycle impacts collection rates. The days sales outstanding calculation was also impacted by the timing and magnitude of acquisitions. There have been no material changes in collection terms with customers during the year ended December 31, 2016.

The increase in inventories of $10.9 million as of December 31, 2016 as compared to December 31, 2015 was primarily a result of increased net revenue from both organic and acquisition related growth in 2016. Inventory turns as of December 31, 2016 and 2015 were comparable at approximately 9.9 and 10.2, respectively.

Other current assets decreased $1.7 million as of December 31, 2016 as compared to December 31, 2015 primarily due to a change in rebate programs due to discounts to prices on the face of invoices rather than rebates received at a later date. Additionally, our prepaid insurance balance increased $1.3 million primarily to support both organic and acquisition-related growth. These items were partially offset by a decrease in other receivables of $0.4 million due to several factors not one more significant than the other.

Accounts payable increased $17.1 million as of December 31, 2016 as compared to December 31, 2015 primarily as a result of changes in the volume of inventory purchases due to higher net revenue leading up to each balance sheet date and also as a result of acquisitions in 2016.

Accrued compensation and other current liabilities increased $9.9 million as of December 31, 2016 as compared to December 31, 2015 due to a $3.7 million increase in accrued compensation, a $2.4 million increase in workers’ compensation and general liability insurance liabilities, a $1.5 million net increase in covenants not-to-compete and a $1.5 million increase in taxes payable, all in support of our growth and acquisitions. The remaining $0.8 million increase was attributable to several changes, none of which were more significant than any other.

Cash flows from operating activities

Net cash provided by operating activities was $73.3 million, $34.5 million and $19.6 million for the twelve months ended December 31, 2016, 2015 and 2014, respectively, and consisted primarily of net income of $38.4 million, $26.5 million and $13.9 million, respectively, adjusted for non-cash and certain other items. Included in the net cash provided in 2016 were non-cash adjustments for depreciation and amortization expense on our expanded base of property, plant and equipment to support our growth totaling $23.6 million as well as for amortization on our growing intangible asset base from acquisitions totaling $11.3 million. These increases were coupled with other changes in working capital, most notably $12.4 million of additional accounts payable resulting from the increase in purchases to support our growth, $6.1 million of additional other liabilities primarily driven by higher accrued wages due to an increase in number of accrued days in the pay cycle, and a $2.8 million change in other assets due primarily to a reduction of various prepaid assets and other receivables, offset by a reduction of cash of $18.8 million due to increased accounts receivable and increased inventories of $8.7 million resulting from our growth.

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

Included in the net cash provided in 2014 was a non-cash adjustment for depreciation and amortization expense on our expanded base of property, plant and equipment to support our growth totaling $12.2 million as well as other changes in working capital, most notably $4.6 million of additional accounts payable resulting from an increase in purchases to support our growth as well as a $5.2 million change in other liabilities due primarily to increases in accruals for wages, workers’ compensation and other insurances, offset by a reduction in cash of $10.7 million due to increased accounts receivable balances compared to the beginning of the period resulting from higher sales in the twelve months ended December 31, 2014.

Cash flows from investing activities

Net cash used in investing activities was $79.6 million, $111.4 million and $16.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. In 2016, we made cash payments, net of cash acquired, of $53.3 million on business combinations and $27.0 million to purchase property and equipment to expand our fleet to support our growing business. In 2015, we made cash payments, net of cash acquired, of $84.3 million on business combinations and $27.3 million to purchase property and equipment primarily to expand our fleet to support our growing business. In 2014 we made cash payments, net of cash acquired, of $12.4 million on business combinations and $6.2 million to purchase property and equipment primarily to expand our fleet to support our growing business. See Capital expenditures below for more information on the increase in cash paid for purchases of property and equipment during the year ended December 31, 2015 compared to the year ended December 31, 2014.

Cash flows from financing activities

Net cash provided by financing activities was $14.0 million, $72.9 million and $3.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Net cash provided in 2016 was primarily due to net proceeds of $10.6 million as a result of amending our credit agreement, resulting in increased borrowing capacity to support operations and continuing acquisitions, and $22.9 million of proceeds from notes payable to finance our vehicle purchases. This increase in cash was offset by $8.6 million in principal payments on capital lease obligations, $1.2 million in costs related to amending our credit agreement, $3.1 million in principal payment on acquisition-related obligations and $5.8 million in principal payments on other long-term debt.

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

Net cash provided in 2014 was primarily the result of net proceeds from our IPO and secondary offerings of $87.6 million and $14.4 million, respectively, in addition to $25.0 million of proceeds from our previous credit agreement. Cash provided from these activities was offset by the redemption of our Redeemable Preferred Stock of $75.7 million, net payments on our previous credit agreement of $27.3 million, vehicle capital lease principal payments of $9.4 million, the repurchase of common stock for $5.3 million and cash payments for offering costs related to our IPO and secondary public offerings of $4.4 million.

Capital expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Total capital expenditures, including non-cash purchases on account, were $27.8 million, $27.3 million and $6.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, and primarily related to purchases of vehicles and various equipment to support our operations and increased net revenue. We expect to continue to support any increases in 2017 net revenue through further capital expenditures. Beginning in late 2014, we started to finance a significant portion of our capital expenditures under the Master Loan and Security Agreement, the Master Equipment Agreement or the Master Loan Agreement, which allow us to benefit from depreciation for tax purposes. These arrangements require us to pay cash up front for vehicles and equipment. We are reimbursed for the upfront cash payments after the assets are financed under the agreements. Of the $27.8 million in capital expenditures during the year ended December 31, 2016, $22.9 million was converted to a financing arrangement by December 31, 2016 under the Master Loan and Security Agreement, Master Equipment Agreement and one or more Master Loan Agreements.

Capped Call Agreement

Certain of our stockholders entered into a capped call agreement with the underwriters of the secondary offering of our common stock completed on June 17, 2014. This agreement provided these stockholders with an option to call from the underwriters a total of approximately 1.0 million shares of our common stock at a capped price, with settlement required to be made in cash. During 2016, these stockholders exercised the call option with respect to approximately 0.7 million of the shares. In addition, in the fourth quarter of 2016, these stockholders simultaneously cancelled the remaining portion of the call option and purchased a new call option from the underwriters. This new capped call agreement provides these stockholders with the option to call from the underwriters a total of approximately 0.4 million shares of our common stock at a capped price. The option becomes exercisable and expires on April 16, 2018 and will be settled in cash. The capped call agreement is between these stockholders and the underwriters and does not represent compensation to the stockholders for services rendered to us. The price paid for the option represents the fair value of that transaction and we are not a party to the agreement. Accordingly, we have not recorded any expense related to this transaction.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2016. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. In addition, our unrecognized tax benefits under ASC 740, “Income Taxes,” have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.

	Payments due by period (1)
(in thousands)	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt obligations (2)	$165,873	$21,008	$21,250	$22,866	$21,987	$74,214	$4,548
Capital lease obligations (3)	16,860	7,858	4,895	3,272	823	12	—
Operating lease obligations (4)	30,164	9,940	6,740	4,997	3,603	2,166	2,718

(1)	Our unrecognized tax benefits under ASC 740, “Income Taxes,” have been excluded from the table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.

(2)	Long-term debt obligations include principal and interest payments on our Term Loan and DDTL under the Credit and Security Agreement as well as our notes payable to sellers of acquisitions and vehicles purchased under the Master Loan and Security Agreement, the Master Equipment Agreement, and the Master Loan Agreements. Long-term debt obligations do not include commitment fees on the unused portion of the Revolving LOC or a ticking fee on the unused portion of the DDTL since those fees are subject to change based on the factors described in our Credit and Security Agreement. Interest on seller obligations maturing through March 2025 is estimated using current market rates. For additional information, see Note 5, Long-Term Debt, to our audited consolidated financial statements included in this Form 10-K.

(3)	We maintain certain production vehicles under a capital lease structure. The leases expire on various dates through February 2021. Capital lease obligations, as disclosed above, include estimated interest expense payments. In determining expected interest expense payments, we utilize the rates embedded in the lease documentation.

(4)	We lease certain locations, vehicles and equipment under operating lease agreements, including, but not limited to, corporate offices, branch locations and various office and operating equipment. In some instances, these location lease agreements exist with related parties. For additional information, see Note 10, Related Party Transactions, to our audited consolidated financial statements included in this Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, other than operating leases, letters of credit issued under our revolving credit facility and performance and license bonds, we had no material off-balance sheet arrangements with unconsolidated entities.

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

Business Combinations

The purchase price for business combinations is allocated to the estimated fair values of acquired tangible and intangible assets, including goodwill and assumed liabilities, where applicable. Additionally, we recognize customer relationships, trademarks and trade names and non-competition agreements as identifiable intangible assets. These assets are recorded at fair value as of the transaction date. The fair value of these intangibles is determined primarily using the income approach and using current industry information which involves significant unobservable inputs classified as Level 3 inputs. These inputs include projected sales, margin and tax rate.

At times, the total purchase price for a business combination could be less than the estimated fair values of acquired tangible and intangible assets. In these cases, we record a gain on bargain purchase within Other Expenses in the Consolidated Statements of Operations rather than goodwill in accordance with generally accepted accounting principles.

Insurance Liabilities

We carry insurance for a number of risks, including, but not limited to, workers’ compensation, general liability, vehicle liability, property and our obligation for employee-related health care benefits. Liabilities relating to claims associated with these risks are estimated by considering historical claims experience, including frequency, severity, demographic factors and other actuarial assumptions. In estimating our liability for such claims, we periodically analyze our historical trends, including loss development, and apply appropriate loss development factors to the incurred costs associated with the claims with the assistance of external actuarial consultants. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our reserves and corresponding expenses could be affected if future claim experience differs significantly from historical trends and actuarial assumptions.

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

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in the United States, which includes numerous state and local jurisdictions. Significant judgments and estimates are required in determining the income tax expense.

Recent Accounting Pronouncements

For a description of recently issued and/or adopted accounting pronouncements, see Note 2, Significant Accounting Policies, to our audited consolidated financial statements included in this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of December 31, 2016, we had approximately $96.3 million outstanding on the term loan under our Credit and Security Agreement, $12.5 million outstanding on the delayed draw term loan under the Credit and Security Agreement and $1.2 million outstanding under various capital leases subject to variable interest rates. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $1.1 million.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during 2016 or 2015. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Installed Building Products, Inc. and subsidiaries

Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Installed Building Products, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit) and redeemable instruments and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Installed Building Products, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Columbus, Ohio

February 28, 2017

INSTALLED BUILDING PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2016	2015
ASSETS
Current assets
Cash	$14,482	$6,818
Accounts receivable (less allowance for doubtful accounts of $3,397 and $2,486 at December 31, 2016 and 2015, respectively)	128,466	103,198
Inventories	40,229	29,337
Other current assets	9,214	10,879

Total current assets	192,391	150,232
Property and equipment, net	67,788	57,592
Non-current assets
Goodwill	107,086	90,512
Intangibles, net	86,317	67,218
Other non-current assets	8,513	8,018

Total non-current assets	201,916	165,748

Total assets	$462,095	$373,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$17,192	$10,021
Current maturities of capital lease obligations	6,929	8,411
Accounts payable	67,921	50,867
Accrued compensation	18,212	14,488
Other current liabilities	19,851	13,635

Total current liabilities	130,105	97,422
Long-term debt	134,235	113,214
Capital lease obligations, less current maturities	8,364	12,031
Deferred income taxes	14,239	14,582
Other long-term liabilities	21,175	21,840

Total liabilities	308,118	259,089
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Common Stock; $0.01 par value: 100,000,000 authorized, 32,135,176 and 31,982,888 issued and 31,484,774 and 31,366,328 shares outstanding at December 31, 2016 and 2015, respectively (Note 7)	321	320
Additional paid in capital	158,581	156,688
Retained earnings (accumulated deficit)	7,294	(31,142)
Treasury Stock; at cost: 650,402 and 616,560 shares at December 31, 2016 and 2015, respectively	(12,219)	(11,383)

Total stockholders’ equity	153,977	114,483

Total liabilities and stockholders’ equity	$462,095	$373,572

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years ended December 31,
	2016	2015	2014
Net revenue	$862,980	$662,719	$518,020
Cost of sales	610,532	474,426	377,968

Gross profit	252,448	188,293	140,052
Operating expenses
Selling	49,667	37,702	30,951
Administrative	125,472	99,375	80,678
Amortization	11,259	6,264	2,837

Operating income	66,050	44,952	25,586
Other expense (income)
Interest expense	6,177	3,738	3,166
Other	263	(716)	(167)

Income before income taxes	59,610	41,930	22,587
Income tax provision	21,174	15,413	8,607

Net income from continuing operations	38,436	26,517	13,980

Discontinued operations
Loss from discontinued operations	—	—	78
Income tax benefit	—	—	(30)

Loss from discontinued operations, net of income taxes	—	—	48

Net income	38,436	26,517	13,932

Accretion charges on redeemable preferred stock	—	—	(19,897)

Net income (loss) attributable to common stockholders	$38,436	$26,517	$(5,965)

Basic and diluted net income (loss) per share attributable to common stockholders	$1.23	$0.85	$(0.20)

Weighted average shares outstanding:
Basic	31,301,887	31,298,163	30,106,862
Diluted	31,363,290	31,334,569	30,106,862

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND REDEEMABLE INSTRUMENTS

(in thousands, except share amounts)

	Common Stock		Additional Paid In Capital	(Accumulated Deficit) / Retained Earnings				Redeemable
					Treasury Shares		Stockholders’ (Deficit) Equity	Preferred Stock		Common Stock
	Shares	Amount			Shares	Amount		Shares	Amount	Shares	Amount
BALANCE—January 1, 2014	16,183,901	$162	$—	$(71,591)	—	$—	$(71,429)	1,000	$55,838	5,850,000	$81,010
Net Income				13,932			13,932
Initial Public Offering (IPO)	8,567,500	86	78,863				78,949
Secondary Public Offering	1,214,196	12	14,280				14,292
Redemption of Redeemable Preferred Stock								(1,000)	(75,735)
Termination of Redemption Feature Upon IPO	5,850,000	58	89,309				89,367			(5,850,000)	(89,367)
Accretion of Redeemable Preferred to Redemption Value			(19,897)				(19,897)		19,897
Adjustments to Redeemable Common Stock Fair Value Measurement			(8,357)				(8,357)				8,357
Share-Based Compensation issued to Directors	23,490	1	299				300
Common Stock Repurchase					(300,000)	(5,283)	(5,283)

BALANCE—January 1, 2015	31,839,087	$319	$154,497	$(57,659)	(300,000)	$(5,283)	$91,874	—	$—	—	$—

Net Income				26,517			26,517
Issuance of Common Stock Awards to Employees	130,613	1	(1)				—
Surrender of Common Stock Awards by Employees					(1,560)		—
Share-Based Compensation Expense			1,816				1,816
Share-Based Compensation issued to Directors	13,188		300				300
Tax Benefit from Stock Plan			76				76
Common Stock Repurchase					(315,000)	(6,100)	(6,100)

BALANCE—January 1, 2016	31,982,888	$320	$156,688	$(31,142)	(616,560)	$(11,383)	$114,483	—	$—	—	$—

Net Income				38,436			38,436
Issuance of Common Stock Awards to Employees	143,528	1	(1)				—
Surrender of Common Stock Awards by Employees					(33,842)	(836)	(836)
Share-Based Compensation Expense			1,594				1,594
Share-Based Compensation issued to Directors	8,760		300				300

BALANCE—December 31, 2016	32,135,176	$321	$158,581	$7,294	(650,402)	$(12,219)	$153,977	—	$—	—	$—

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$38,436	$26,517	$13,932
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	23,571	16,975	12,174
Amortization of intangibles	11,259	6,264	2,837
Amortization of deferred financing costs and debt discount	383	264	159
Provision for doubtful accounts	2,928	919	1,900
Write-off of debt issuance costs	286	—	233
Gain on sale of property and equipment	(254)	(409)	(460)
Gain on bargain purchase	—	(1,116)	—
Noncash stock compensation	1,894	2,116	300
Deferred income taxes	(605)	(1,515)	(378)
Other	—	—	(490)
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(18,760)	(17,526)	(10,688)
Inventories	(8,677)	(2,846)	(2,925)
Other assets	2,803	823	(5,121)
Accounts payable	12,400	(2,511)	4,585
Income taxes payable/receivable	1,484	3,592	(1,678)
Other liabilities	6,118	3,000	5,222

Net cash provided by operating activities	73,266	34,547	19,602

Cash flows from investing activities
Restricted cash	—	—	1,708
Purchases of property and equipment	(27,013)	(27,305)	(6,176)
Acquisitions of businesses, net of cash acquired of $2,181, $926 and $53 in 2016, 2015 and 2014, respectively	(53,312)	(84,274)	(12,364)
Proceeds from sale of property and equipment	691	634	689
Other	37	(420)	—

Net cash used in investing activities	(79,597)	(111,365)	(16,143)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net of costs	—	—	87,645
Proceeds from secondary public offering of common stock, net of costs	—	—	14,418
Redemption of Redeemable Preferred Stock	—	—	(75,735)
Proceeds from revolving line of credit under credit agreement applicable to respective period (Note 5)	37,975	149,350	—
Payments on revolving line of credit under credit agreement applicable to respective period (Note 5)	(37,975)	(149,350)	—
Net payments on a previous revolving line of credit	—	—	(27,269)
Proceeds from term loan under credit agreement applicable to respective period (Note 5)	100,000	50,000	25,000
Payments on term loan under credit agreement applicable to respective period (Note 5)	(51,875)	(24,688)	—
Proceeds from delayed draw term loan under credit agreement applicable to respective period (Note 5)	12,500	50,000	—
Payments on delayed draw term loan under credit agreement applicable to respective period (Note 5)	(50,000)	—	—
Proceeds from vehicle and equipment notes payable	22,948	21,334	—
Debt issuance costs	(1,238)	(758)	(714)
Principal payments on long term debt	(5,849)	(4,088)	(1,081)
Principal payments on capital lease obligations	(8,598)	(9,674)	(9,364)
Acquisition-related obligations	(3,057)	(3,151)	—
Payments for deferred initial public offering costs	—	—	(4,254)
Payments for deferred secondary public offering costs	—	—	(126)
Repurchase of common stock	—	(6,100)	(5,283)
Surrender of common stock by employees	(836)	—	—

Net cash provided by financing activities	13,995	72,875	3,237

Net change in cash	7,664	(3,943)	6,696
Cash at beginning of year	6,818	10,761	4,065

Cash at end of year	$14,482	$6,818	$10,761

Supplemental disclosures of cash flow information
Net cash paid during the year for:
Interest	$5,342	$3,287	$2,669
Income taxes, net of refunds	18,929	13,493	9,134
Supplemental disclosure of noncash investing and financing activities
Vehicles capitalized under capital leases and related lease obligations	3,737	3,379	14,583
Seller obligations in connection with acquisition of businesses	4,459	13,180	3,544
Unpaid purchases of property and equipment included in accounts payable	775	220	421

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Installed Building Products, Inc. (“IBP”), a Delaware corporation formed on October 28, 2011, and its wholly-owned subsidiaries and majority-owned subsidiary (collectively referred to as the “Company” and “we”, “us” and “our”), primarily install insulation, garage doors, rain gutters, shower doors, closet shelving and mirrors and other products for residential and commercial builders located in the continental United States. The Company operates in over 100 locations and its corporate office is located in Columbus, Ohio.

We have one operating segment and a single reportable segment. Substantially all of our sales come from service-based installation of various products in the residential new construction, residential repair and remodel and commercial construction end markets. Each of our branches has the capacity to serve all of our end markets. For the year ended December 31, 2016, residential new construction and repair and remodel was 88% of our net revenue and commercial construction was 12% of our net revenue. For the years ended December 31, 2015 and 2014, residential new construction and repair and remodel was 89% of our net revenue and commercial construction was 11% of our net revenue.

The following is a summary of the annual percentage of installation net revenue by product category:

	Years ended December 31,
	2016	2015	2014
Insulation	77%	78%	76%
Garage doors	6	6	7
Shower doors, shelving and mirrors	5	5	6
Rain gutters	4	5	6
Other building products	8	6	5

	100%	100%	100%

2014 Initial Public Offering (“IPO”)

On February 10, 2014, in anticipation of our IPO, we executed a 19.5-for-one stock split of our common stock, which consisted of approximately 1.1 million shares of common stock issued and outstanding immediately prior to the stock split. The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented. Following the split, we had approximately 22.0 million stock-split adjusted shares of common stock issued and outstanding.

On February 19, 2014, we completed an IPO of our common stock, which resulted in the sale of approximately 8.6 million shares. We received total proceeds from the IPO of approximately $94.2 million based upon the price of $11.00 per share. We used approximately $6.6 million of the proceeds from our IPO to pay underwriting fees, approximately $75.7 million to redeem our Series A Preferred Stock, $0.01 par value per share (the “Redeemable Preferred Stock”) and approximately $11.9 million to pay down our revolving credit facility. Our common stock is listed on The New York Stock Exchange under the symbol “IBP.”

2014 Secondary Public Offering

On June 17, 2014, we completed a secondary offering of approximately 9.3 million shares of our common stock at a public offering price of $12.50 per share. The total offering size reflects 8.1 million shares of common stock offered and sold on behalf of certain selling stockholders (the “Selling Stockholders”) and approximately 1.2 million shares that were offered and sold by us pursuant to the exercise of the underwriters’ option to purchase additional shares. We did not receive any proceeds from the sale of shares by the Selling Stockholders. However, we received approximately $14.4 million after deducting underwriting discounts but before estimated offering expenses payable by us, from the exercise of the underwriters’ option to purchase additional shares.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include all of our wholly-owned subsidiaries and majority-owned subsidiary. The non-controlling interest relating to a majority owned subsidiary is not significant for presentation. All intercompany accounts and transactions have been eliminated.

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, valuation allowance on deferred tax assets, valuation of the reporting unit, intangible assets and other long-lived assets, share-based compensation, reserves for general liability and workers’ compensation and medical insurance. Management believes the accounting estimates are appropriate and reasonably determined; however, due to the inherent uncertainties in making these estimates, actual amounts could differ from such estimates.

Cash and Cash Equivalents

We consider all highly-liquid investments purchased with original term to maturity of three months or less to be cash equivalents. All such items referenced herein are classified as cash and we have no items classified as cash equivalents as of the years ended December 31, 2016 or 2015. Substantially all cash is held in banks providing FDIC coverage of $0.25 million per depositor.

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

Business Combinations

The purchase price for business combinations is allocated to the estimated fair values of acquired tangible and intangible assets, including goodwill and assumed liabilities, where applicable. Additionally, we recognize customer relationships, trademarks and trade names and non-competition agreements as identifiable intangible assets. These assets are recorded at fair value as of the transaction date. The fair value of these intangibles is determined primarily using the income approach and using current industry information which involves significant unobservable inputs (Level 3 inputs). These inputs include projected sales, margin and tax rate.

At times, the total purchase price for a business combination could be less than the estimated fair values of acquired tangible and intangible assets. In these cases, we record a gain on bargain purchase within Other Expenses in the Consolidated Statements of Operations rather than goodwill in accordance with U.S. GAAP.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

We account for trade receivables based on amounts billed to customers. Past due receivables are determined based on contractual terms. We do not accrue interest on any of our trade receivables.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The allowance is determined by management based on our historical losses, specific customer circumstances and general economic conditions. We analyze aged accounts receivable and generally increase the allowance as receivables age. Management reviews accounts receivable and records an allowance for specific customers based on current circumstances and charges off the receivable against the allowance when all attempts to collect the receivable have failed. This analysis is performed regularly and the allowance is adjusted accordingly. The following table sets forth our allowance for doubtful accounts (in thousands):

Allowance for doubtful accounts receivable
January 1, 2014	$1,738
Charged to costs and expenses	1,900
Charged to other accounts (1)	292
Deductions (2)	(1,269)

December 31, 2014	$2,661

Charged to costs and expenses	919
Charged to other accounts (1)	533
Deductions (2)	(1,627)

December 31, 2015	$2,486

Charged to costs and expenses	2,928
Charged to other accounts (1)	435
Deductions (2)	(2,452)

December 31, 2016	$3,397

(1)	Recovery of receivables previously written off as bad debt and other
(2)	Write-off of uncollectible accounts receivable

Concentration of Credit Risk

Credit risk is our risk of financial loss from the non-performance of a contractual obligation on the part of our counterparty. Such risk arises principally from our receivables from customers and cash and bank balances. Substantially all of our trade accounts receivable are from entities engaged in residential and commercial construction. We perform periodic credit evaluations of our customers’ financial condition. The general credit risk of our counterparties is not considered to be significant. In addition, no individual customer made up more than 3% of accounts receivable or 4% of net revenue for the years ended December 31, 2016, 2015 and 2014.

Inventories

Inventories consist of insulation, garage doors, rain gutters, shower doors, mirrors, closet shelving and other products. We install these products but do not manufacture them. We value inventory at the lower of cost or market with cost determined using the first-in, first-out (“FIFO”) method. As of December 31, 2016 and 2015, all inventory was finished goods.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. We provide for depreciation and amortization of property and equipment using the straight-line method over the expected useful lives of the assets. Expected useful lives of property and equipment vary but generally are the shorter of lease life or five years for vehicles and leasehold improvements, three to five years for furniture, fixtures and equipment and 30 years for buildings.

Major renewals and improvements are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded.

Goodwill

Goodwill results from business combinations and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Annually, on October 1, or if conditions indicate an earlier review is necessary, we either perform a quantitative test or assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if it is necessary to perform the quantitative two-step goodwill impairment test. If we perform the quantitative test, we compare the carrying value of the reporting unit to an estimate of the reporting unit’s fair value to identify potential impairment. The estimate of the reporting unit’s fair value is determined by weighting a discounted cash flow model and a market-related model using current industry information that involve significant unobservable inputs (Level 3 inputs). In determining the estimated future cash flow, we consider and apply certain estimates and judgments, including current and projected future levels of income based on management’s plans, business trends, prospects, market and economic conditions and market-participant considerations. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of the potential goodwill impairment. If impaired, goodwill is written down to its estimated implied fair value.

Impairment of Other Intangible and Long-Lived Assets

Other intangible assets consist of customer relationships, non-competition agreements and business trademarks and trade names. Amortization of finite lived intangible assets is recorded to reflect the pattern of economic benefits based on projected revenues over their respective estimated useful lives (customer relationships—eight to 15 years, non-competition agreements—one to five years and business trademarks and trade names—eight to 15 years). We do not have any indefinite-lived intangible assets other than goodwill.

We review long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. There was no impairment loss for the years ended December 31, 2016, 2015 and 2014.

Other Liabilities

Our workers’ compensation insurance program is considered a high deductible program whereby we are responsible for the cost of claims under approximately $0.8 million. If we do not pay these claims, our workers’ compensation insurance carriers are required to make these payments to the claimants on our behalf. Effective with the plan year beginning October 1, 2015, our general liability insurance program is considered a high retention program whereby we are responsible for the cost of claims up to approximately $2.0 million, subject to

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an aggregate cap of $8.0 million. If we do not pay these claims, our general liability insurance carrier is required to make these payments to the claimants on our behalf. Prior to the claim year beginning October 1, 2015, our general liability insurance program has a self-incurred retention (“SIR”) of $0.35 million whereby we continue to be responsible for all claims below the SIR and the insurance company continues to be responsible for all liabilities above the SIR. The liabilities represent our best estimate of our costs, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through December 31, 2016 and 2015. We establish case reserves for reported claims using case-basis evaluation of the underlying claims data and we update as information becomes known. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in workers’ compensation claims can affect the ultimate costs. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled, can affect ultimate costs. Our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables and any changes could have a considerable effect on future claim costs and currently recorded liabilities.

We carry insurance for a number of risks, including, but not limited to, workers’ compensation, general liability, vehicle liability, property and our obligation for employee-related health care benefits. Liabilities relating to claims associated with these risks are estimated by considering historical claims experience, including frequency, severity, demographic factors and other actuarial assumptions. In estimating our liability for such claims, we periodically analyze our historical trends, including loss development, and apply appropriate loss development factors to the incurred costs associated with the claims with the assistance of external actuarial consultants. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our reserves and corresponding expenses could be affected if future claim experience differs significantly from historical trends and actuarial assumptions.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $3.0 million, $2.3 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in selling expense on the Consolidated Statements of Operations.

Deferred Financing Costs

Deferred financing costs and debt issuance costs combined, totaling $1.7 million and $1.1 million, net of accumulated amortization as of December 31, 2016 and 2015, respectively, are amortized over the term of the related debt on a straight-line basis which approximates the effective interest method. The deferred financing costs are included in other non-current assets while the debt issuance costs are included in long-term debt on the Consolidated Balance Sheets as of December 31, 2016 and 2015, respectively. The related amortization expense of these costs combined was $0.4 million, $0.3 million and $0.2 million and is included in interest expense on the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, we expensed loan costs of $0.3 million for the year ended December 31, 2016 associated with our Credit and Security Agreement because they did not meet the requirements for capitalization. We also wrote off the remaining loan costs of $0.2 million associated with an old credit agreement during the year ended December 31, 2014, which is included in interest expense on the Consolidated Statements of Operations. We did not write off any loan costs during the year ended December 31, 2016 or 2015. For additional information, see Note 5, Long-Term Debt.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation

Our share-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of our stockholders. Restricted stock awards are periodically granted to certain employees, officers and non-employee members of our board of directors under the stockholder-approved 2014 Omnibus Incentive Plan. The awards are deemed to be equity-based with a service condition and do not contain a market condition. Fair value of the awards to employees and officers is measured at the grant date and amortized to expense over the vesting period of the awards using the straight-line attribution method for all service-based awards with a graded vesting feature. This fair value is reduced by assumed forfeitures and adjusted for actual forfeitures until vesting. Employees and officers are subject to tax at the vesting date based on the market price of the shares on that date, or on the grant date if an election is made. Upon adoption of Accounting Standards Update 2016-09 on January 1, 2016, we classify the excess income tax benefits from share-based compensation arrangements as a discrete item within income tax expense.

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

Deferred tax assets and liabilities are measured using the enacted tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes from a change in tax rate is recognized through continuing operations in the period that includes the enactment date of the change. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our results of operations, cash flows or financial position.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold to be recognized.

We recognize tax liabilities for uncertain tax positions and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Liabilities related to uncertain tax positions are recorded in other long-term liabilities on the Consolidated Balance Sheets. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense and the effective tax rate in the period in which the new information becomes available. Interest and penalties related to unrecognized tax benefits are recognized within income tax expense in the Consolidated

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Operations. Accrued interest and penalties are recognized in other current liabilities on the Consolidated Balance Sheets.

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in the United States, which includes numerous state and local jurisdictions. Significant judgments and estimates are required in determining the income tax expense, deferred tax assets and liabilities and the reserve for unrecognized tax benefits.

Estimated Fair Value of Financial Instruments

Accounts receivable, accounts payable and accrued liabilities as of December 31, 2016 and 2015 approximate their fair value due to the short-term maturities of these financial instruments. The carrying amounts of our long-term debt, including the term loan, delayed draw term loan and revolving line of credit under the current and previous credit agreements approximate their fair values as of December 31, 2016 and 2015 due to the short term maturities of the underlying variable rate LIBOR agreements. The carrying amount of the obligations associated with our capital leases and vehicle and equipment notes approximate fair value as of December 31, 2016 and 2015 because we have incurred the obligations within the last two fiscal years when the interest rate markets have been low and stable. Refinancing these obligations at current market rates would result in similar balances. All debt classifications represent Level 2 fair value measurements.

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” Under this ASU, we present debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset. Amortization of such costs will continue to be reported as interest expense. During the year ended December 31, 2016, we retrospectively adopted ASU 2015-03, which resulted in a reclassification of $0.5 million of debt issuance costs related to our long-term debt from other non-current assets to long-term debt as of December 31, 2015.

In August 2015, the FASB issued ASU 2015-15, “Imputation of Interest (Subtopic 835-30).” This ASU amends ASU 2015-03 regarding the presentation and subsequent measurement of debt issuance costs related to line of credit arrangements. Specifically, it provides guidance for deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. We adopted this guidance effective January 1, 2016 and have determined this ASU did not have a material impact on our consolidated financial statements. After applying the new guidance, deferred debt issuance costs, net of accumulated amortization, were $1.2 million and $0.6 million as December 31, 2016 and 2015, respectively.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805).” This ASU requires an acquirer to retrospectively adjust provisional amounts recognized in a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in this update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current period earnings by line item that would have been recorded in previous

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, this update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Upon adoption of the new guidance, adjustments through December 31, 2016 did not result in a material impact on our consolidated financial statements, however it is possible that future adjustments made during measurement periods to recently acquired entities or entities acquired in the future could have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718).” This update amends the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. This ASU also clarifies the statement of cash flows presentation for certain components of share-based awards. As early adoption is permitted, we adopted this standard effective January 1, 2016 and have concluded that it did not have a material impact on our consolidated financial statements. Under ASU 2016-09, we classify the excess income tax benefits from share-based compensation arrangements as a discrete item within income tax expense, rather than recognizing such excess income tax benefits in additional paid-in capital. Excess income tax benefits from share-based compensation arrangements are classified as an operating activity rather than as a financing activity. In addition, when we withhold shares from an employee’s vesting of common stock awards to fund payment by us of the employee’s taxes, the payment is classified as a financing activity. We have elected to continue to estimate the forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements.” This ASU makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The guidance was effective upon issuance or in conjunction with the timing of recent ASU’s. Due to the nature of the changes, this ASU has not had a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract(s) with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations and recognizing the revenue upon satisfaction of performance obligations. In July 2015, the FASB voted to defer the application of the provisions of this standard for public companies until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We have substantially completed our initial assessment of the new standard and we are in the process of developing a plan to assess our contracts with customers and validate other components of the preliminary assessment. Currently, we intend to adopt the new standard using the Modified Retrospective Approach. We will continue to assess the impact of this standard through our implementation program and validation process.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330).” This update requires an entity to measure inventory within the scope of the update at the lower of cost and net realizable value. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We do not believe this ASU will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

use certain transition relief. For public business entities, this update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted as of the standard’s issuance date. We are evaluating whether this ASU will have a material impact on our consolidated financial statements. For additional information, see Note 11, Commitments and Contingencies.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments.” This ASU clarifies the requirement for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under this amendment is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. We are evaluating whether this ASU will have a material impact on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which provides supplemental adoption guidance and clarification to ASU 2014-09. ASU 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. We are evaluating whether the future adoption of these pronouncements will have a material impact on our consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 pursuant to Staff announcements at the March 3, 2016 EITF Meeting” This ASU rescinds from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements at the March 3, 2016 meeting. For public entities, the amendments related to Topic 605 are effective for interim and annual reporting periods beginning after December 15, 2017 and amendments related to Topic 815 are effective for interim and annual reporting periods beginning after December 15, 2015. We are evaluating whether the portion of this ASU related to Topic 605 will have a material impact on our consolidated financial statements but have concluded that the portion of this ASU related to Topic 815 is not applicable and, therefore, did not have a material impact on our consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The amendments in this ASU provide additional clarification and implementation guidance on the previously issued ASU 2014-09. This ASU provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration and account for completed and modified contracts at the time of transition. The amendment also clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. We are evaluating whether this ASU will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In addition, these amendments require the measurement of all expected credit losses for financial assets, including trade accounts receivable, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. For public business entities, this update is effective for financial statements issued for

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. We are evaluating whether this ASU will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments (Topic 230).” This ASU addresses the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We are evaluating whether this ASU will have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): intra-entity transfers of assets other than inventory.” This ASU aligns the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards (IFRS). For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We are evaluating whether this ASU will have a material impact on our consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” This ASU makes minor corrections or minor improvements to the new revenue recognition standard (ASU 2014-09 not yet adopted) that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We are evaluating whether this ASU will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This ASU clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We are evaluating whether this ASU will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323).” The portion of this ASU related to Topic 250 states that when a registrant does not know or cannot reasonably estimate the impact that future adoption of certain ASU’s (ASU 2014-09, 2016-02, and 2016-13) are expected to have on the financial statements, then in addition to making a statement to that effect, that registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. We have included such disclosures for ASU 2014-09 but not for ASU 2016-02 or ASU 2016-13 since we have not yet performed sufficient analysis on future effects upon implementation of the new standards. We have concluded that the portion of this ASU related to Topic 323 is not applicable and, therefore, will not have a material impact on our consolidated financial statements. This ASU is effective upon issuance.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU removes the second step of the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. For public

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. We do not believe this ASU will have a material impact on our consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2016	2015
Land	$66	$66
Buildings	218	218
Leasehold improvements	5,235	4,431
Furniture, fixtures and equipment	26,344	23,177
Vehicles and equipment	124,861	100,657

	156,724	128,549
Less: accumulated depreciation and amortization	(88,936)	(70,957)

	$67,788	$57,592

Property and equipment as of December 31, 2016 and 2015 of $42.7 million and $36.5 million, respectively, were fully depreciated but still being utilized in our business. Depreciation and amortization expense during the years ended December 31, 2016, 2015 and 2014 was $23.6 million, $17.0 million and $12.2 million, respectively.

NOTE 4 – GOODWILL AND INTANGIBLES

Goodwill

The change in carrying amount of goodwill was as follows (in thousands):

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)
January 1, 2015	$123,397	$(70,004)	$53,393
Business combinations	37,104	—	37,104
Other	15	—	15

December 31, 2015	160,516	(70,004)	90,512
Business combinations	16,918	—	16,918
Other	(344)	—	(344)

December 31, 2016	$177,090	$(70,004)	$107,086

Other changes included in the above table for the years ended December 31, 2016 and 2015 include minor adjustments for the allocation of certain acquisitions still under measurement. In addition, other charges for the year ended December 31, 2016 include an immaterial reclassification related to the prior period. Other changes for the year ended December 31, 2015 include an immaterial tuck-in acquisition. For additional information, see Note 12, Business Combinations.

At October 1, 2016, our measurement date, we tested goodwill for impairment by performing a “step one” test and determined that no impairment of goodwill was required. As such, no impairment of goodwill was

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized for the year ended December 31, 2016. In addition, no impairment of goodwill was recognized for the years ended December 31, 2015 or 2014.

Intangibles, net

The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in thousands):

	As of December 31,
	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$80,909	$27,533	$53,376	$62,399	$20,231	$42,168
Covenants not-to-compete	8,602	2,466	6,136	5,729	847	4,882
Trademarks and tradenames	37,303	10,498	26,805	28,320	8,152	20,168

	$126,814	$40,497	$86,317	$96,448	$29,230	$67,218

There was no intangible asset impairment loss for the years ended December 31, 2016, 2015 and 2014.

The gross carrying amount of intangibles increased approximately $30.4 million and $55.8 million during the years ended December 31, 2016 and 2015, respectively. Intangibles associated with business combinations accounted for approximately $30.3 million and $55.4 million of the increases during the years ended December 31, 2016 and 2015, respectively, with the remaining changes due to other factors. For more information, see Note 12, Business Combinations. Amortization expense on intangible assets totaled approximately $11.3 million, $6.3 million and $2.8 million during the years ended December 31, 2016, 2015 and 2014, respectively. Remaining estimated aggregate annual amortization expense is as follows (in thousands):

2017	$12,034
2018	11,730
2019	11,218
2020	10,612
2021	9,594
Thereafter	31,129

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	As of December 31,
	2016	2015
Term loans, in effect, net of unamortized debt issuance costs of $447 and $249, respectively	$95,803	$47,876
Delayed draw term loans, in effect, net of unamortized debt issuance costs of $50 and $261, respectively	12,450	49,739
Vehicle and equipment notes, maturing September 2021; payable in various monthly installments, including interest rates ranging from 2% to 4%	38,186	21,091
Various notes payable, maturing through March 2025; payable in various monthly installments, including interest rates ranging from 4% to 6%	4,988	4,529

	151,427	123,235
Less: current maturities	(17,192)	(10,021)

Long-term debt, less current maturities	$134,235	$113,214

On February 29, 2016, we entered into a Credit and Security Agreement (the “Credit and Security Agreement”) with the lenders named therein. The Credit and Security Agreement amended and restated our previous credit agreement (the “2015 Credit Agreement”), which was scheduled to mature in April 2020. We used a portion of the funds from the Credit and Security Agreement to pay off the outstanding balances under the 2015 Credit Agreement. The Credit and Security Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $325.0 million, consisting of a $100.0 million revolving line of credit (the “Revolving LOC”), a $100.0 million term loan (the “Term Loan”) and a delayed draw term loan facility (the “DDTL”) providing for up to $125.0 million in additional term loan draws during the first year of the Credit and Security Agreement. Under the Revolving LOC, up to an aggregate of $20.0 million is available to us for the issuance of letters of credit and up to an aggregate of $5.0 million is available to us for swing line loans. The Credit and Security Agreement also includes an accordion feature which allows us, at our option but subject to lender and certain other approvals, to add up to an aggregate of $75.0 million in principal amount of term loans or additional revolving credit commitments, subject to the same terms as the Revolving LOC and Term Loan. As of December 31, 2016, there were approximately $17.9 million in letters of credit issued and no borrowings outstanding under the Revolving LOC.

Loans under the Credit and Security Agreement bear interest at either the eurodollar rate (“LIBOR”) or the base rate (which approximates prime rate), at our election, plus a margin based on the type of rate applied and our leverage ratio. At December 31, 2016, the outstanding balances on the Term Loan and DDTL bore interest at 1-month LIBOR, including margin (2.5%), and at December 31, 2015, the outstanding balances on the term loan and the delayed draw term loan under the 2015 Credit Agreement bore interest at 1-month LIBOR, including margin (1.95%). In addition to interest, we are required to pay commitment fees on the unused portion of the Revolving LOC. The commitment fee rate for the period from February 29, 2016 through August 31, 2016, was 22.5 basis points. Thereafter, the commitment fee rate, like the interest rate spreads, is subject to adjustment based on our leverage ratio, with possible future commitment fees ranging from 20 to 30 basis points per annum. The commitment fee rate from September 1, 2016 to December 31, 2016 was 22.5 basis points. We are also required to pay a ticking fee of 37.5 basis points per annum on the unused portion of the DDTL until it is fully

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

drawn or February 28, 2017, whichever is earlier. Any outstanding principal balances on the Term Loan and DDTL are due on February 28, 2021 (the “Maturity Date”).

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

The Credit and Security Agreement contains covenants that require us to (1) maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 and (2) maintain a leverage ratio of no greater than (a) 3.50 to 1.00 through December 30, 2016; (b) 3.25 to 1.00 on December 31, 2016 through June 29, 2017; (c) 3.00 to 1.00 on June 30, 2017 through December 30, 2017; (d) 2.75 to 1.00 on December 31, 2017 through June 29, 2018; and (e) 2.50 to 1.00 on June 30, 2018 and thereafter. The Credit and Security Agreement also contains various restrictive non-financial covenants and a provision that, upon an event of default (as defined by the Credit and Security Agreement), amounts outstanding under the Credit and Security Agreement would bear interest at the rate as determined above plus 2.0% per annum.

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

Total gross assets relating to our master loan and equipment agreements were $48.7 million and $25.4 million as of December 31, 2016 and 2015, respectively, none of which were fully depreciated as of December 31, 2016 or 2015, respectively. The net book value of assets under these agreements was $38.0 million and $22.4 million as of December 31, 2016 and 2015, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Consolidated Statements of Operations.

NOTE 6 – FAIR VALUE MEASUREMENTS

Fair Values

Fair value is the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

ASC 820, “Fair Value Measurement,” establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our Redeemable Preferred Stock was redeemed in February 2014 with proceeds from our IPO, eliminating the associated put option. In addition, the redeemable feature of our Redeemable Common Stock was terminated upon the IPO. As such, these balances were zero as of December 31, 2016 and 2015.

The following is a general description of the valuation methodologies used for liabilities and mezzanine equity (which includes preferred redeemable and common stock) items measured at fair value:

Put option— Redeemable Preferred Stock— We identified a certain embedded feature in the Redeemable Preferred Stock that was required to be bifurcated and accounted for as a derivative. The identified put option allowed Redeemable Preferred stockholders to put their shares upon a change in control. The estimated fair value of the put option on Redeemable Preferred Stock was determined using our estimates of the probability of a change in control during each period the option is outstanding in combination with the accreted fair value of the Redeemable Preferred Stock during the option period. Those resulting probabilities were then calculated at net present value. An increase in the probability of the change in control would have increased the fair value of the embedded derivative. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

Redeemable Common Stock— The estimated fair value of the redeemable feature of certain shares of our outstanding common stock was determined using a combination of discounted cash flows and market multiple approach modeling. The fair value was estimated using this method to mark the Redeemable Common Stock to market at each period end. The weighted average cost of capital (“WACC”) used to estimate fair value was approximately 18% as of December 31, 2013.

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the year ended December 31, 2014 were as follows (in thousands):

Balance as of January 1, 2014	$81,500
Adjustments to fair value measurement impacting the Consolidated Statements of Stockholders’ (Deficit) Equity and Redeemable Instruments	8,357
Adjustments to fair value measurement impacting the Consolidated Statements of Operations	(490)
Termination of Redemption Feature on common stock and put option	(89,367)

Balance as of December 31, 2014	$—

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unrealized gain related to the put option liabilities is recorded within other expense (income) on the Consolidated Statements of Operations.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During each of the years ended December 31, 2016, 2015 and 2014, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis. See the “Impairment of Other Intangible and Long-Lived Assets” caption of Note 2, Significant Accounting Policies, for more information.

NOTE 7 – STOCKHOLDERS’ EQUITY AND REDEEMABLE INSTRUMENTS

As of December 31, 2016 and 2015, we had 5.0 million shares of preferred stock authorized with no shares issued or outstanding, 100.0 million shares of common stock authorized, approximately 32.1 million and 32.0 million shares of common stock issued and approximately 31.5 million shares and 31.4 million of common stock outstanding, all with par value of $0.01, and approximately 0.7 million and 0.6 million shares of treasury stock at cost, respectively.

In December 2014, we entered into a share repurchase agreement with Cetus Capital II, LLC, a related party, for the purchase of 300,000 shares of our common stock for an aggregate purchase price of $5.3 million, or $17.61 per share, which was the last reported sales price of the Company’s common stock on December 11, 2014. The effect of these treasury shares reducing the number of common shares outstanding is reflected in our earnings per share calculation. For additional information, see Note 10, Related Party Transactions.

In March 2015, we entered into a share repurchase agreement with Installed Building Systems, Inc. (“IBS”), a related party, for the purchase of 315 thousand shares of our common stock for a purchase price of approximately $6.1 million or $19.23 per share, which represented a 7.5% discount to the last reported price of our common stock on March 13, 2015. The effect of these treasury shares reducing the number of common shares outstanding is reflected in our earnings per share calculation. For additional information, see Note 10, Related Party Transactions.

NOTE 8 – EMPLOYEE BENEFITS

Healthcare

We participate in multiple healthcare plans, of which our primary plan is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual. Our healthcare benefit expense (net of employee contributions) was approximately $15.2 million, $11.8 million and $8.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, for all plans. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Consolidated Balance Sheets and was $1.7 million and $1.5 million as of December 31, 2016 and 2015, respectively.

Workers’ Compensation

We participate in multiple workers’ compensation plans. Under these plans, we use a high deductible program to cover losses above the deductible amount on a per claim basis. We accrue for the estimated losses occurring from

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

both asserted and unasserted claims. Workers’ compensation liability for premiums is included in other current liabilities on the Consolidated Balance Sheets. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of IBNR claims. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. These claims are accounted for based on actuarial estimates of the undiscounted claims, including IBNR. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals.

Workers’ compensation expense totaled $12.1 million, $12.0 million and $9.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in cost of sales on the Consolidated Statements of Operations. Workers’ compensation known claims and IBNR reserves included on the Consolidated Balance Sheets were as follows (in thousands):

	As of December 31,
	2016	2015
Included in other current liabilities	$4,595	$3,263
Included in other long-term liabilities	7,052	7,132

	$11,647	$10,395

We also had an insurance receivable for claims that exceeded the stop loss limit included on the Consolidated Balance Sheets. That receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	As of December 31,
	2016	2015
Included in other non-current assets	$1,249	$1,542

Profit-Sharing Plans

We also participate in various profit-sharing and 401(k) plans. Certain plans provide that eligible employees can defer a portion of their wages into the trust, subject to current Internal Revenue Code rules and limitations. We provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. During the years ended December 31, 2016, 2015 and 2014, we recognized 401(k) plan expenses of $1.3 million, $0.8 million and $0.7 million, respectively, which is included in administrative expenses on the accompanying Consolidated Statements of Operations.

Share-Based Compensation

Directors

We periodically grant shares of restricted stock to members of our board of directors. Accordingly, we record compensation expense within administrative expenses on the Consolidated Statements of Operations at the time of the grant.

In 2016 and 2015, we granted approximately nine thousand and 13 thousand shares of restricted stock, respectively, at a price of $34.23 and $22.74 per share, respectively (which represents market price on the grant dates), to non-employee members of our board of directors. Accordingly, for each of the years ended December 31, 2016 and 2015, we recorded $0.3 million in compensation expense related to these grants within

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

administrative expenses on the Consolidated Statements of Operations. These shares effectively vested on the grant date since there is deemed to be no service period associated with these awards. The lack of a vesting or service period may not apply to any future share grants under our 2014 Omnibus Incentive Plan.

The weighted-average grant date fair value is the same as the issue price for all shares.

Employees

During the twelve months ended December 31, 2016, we granted approximately 0.1 million shares of restricted stock which vest in three equal installments (rounded to the nearest whole share) on each of April 20, 2017, 2018 and 2019 to certain employees. During the twelve months ended December 31, 2015, we granted approximately 0.1 million shares of restricted stock which fully vested between January 7, 2016 and March 31, 2016 for certain employees and vests in three equal installments (rounded to the nearest whole share) on each of March 31, 2016, 2017 and 2018 for certain officers.

During the twelve months ended December 31, 2016, our employees surrendered approximately 32 thousand shares of our common stock to satisfy tax withholding obligations arising in connection with the vesting of such common stock awards previously issued under our 2014 Omnibus Incentive Plan. We recorded $1.6 million and $1.8 million in compensation expense related to these grants within administrative expenses on the Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, respectively. We recognized excess tax benefits within income tax provision on the Consolidated Statements of Operations of approximately $0.3 million for the year ended December 31 2016. We did not recognize any such excess tax benefits for the year ended December 31, 2015.

Nonvested restricted stock for employees as of December 31, 2016 was as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Market Value Per Share
Nonvested restricted stock at December 31, 2015	129,053	$21.52
Granted	143,528	26.98
Vested	(109,473)	21.48
Forfeited	(1,934)	25.75

Nonvested restricted stock at December 31, 2016	161,174	$26.36

As of December 31, 2016, there was $3.1 million of unrecognized compensation expense related to nonvested restricted stock. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 2.2 years. Shares forfeited are returned as treasury shares and available for future issuances.

As of December 31, 2016, approximately 2.7 million of the 3.0 million shares of common stock authorized for issuance were available for issuance under the 2014 Omnibus Incentive Plan.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES

The provision for income taxes from continuing operations is comprised of (in thousands):

	Years ended December 31,
	2016	2015	2014
Current:
Federal	$18,307	$13,939	$7,616
State	3,472	2,989	1,369

	21,779	16,928	8,985
Deferred:
Federal	(338)	(1,255)	(676)
State	(267)	(260)	298

	(605)	(1,515)	(378)

Total tax expense	$21,174	$15,413	$8,607

The reconciliation between our effective tax rate on net income from continuing operations and the federal statutory rate is as follows (dollars in thousands):

	Years ended December 31,
	2016		2015		2014
Income tax at federal statutory rate	$20,864	35.0%	$14,676	35.0%	$7,905	35.0%
Stock compensation	(227)	(0.4%)	—	0.0%	—	0.0%
Qualified Production Activity Deduction	(1,776)	(3.0%)	(1,347)	(3.2%)	(694)	(3.1%)
Other permanent items	(92)	(0.1%)	(69)	(0.2%)	(272)	(1.2%)
Change in valuation allowance	442	0.7%	467	1.1%	585	2.6%
Change in uncertain tax positions	66	0.1%	(559)	(1.3%)	—	0.0%
State income taxes, net of federal benefit	1,897	3.2%	2,245	5.4%	1,083	4.8%

Total tax expense	$21,174	35.5%	$15,413	36.8%	$8,607	38.1%

Components of the net deferred tax asset or liability are as follows (in thousands):

	As of December 31,
	2016	2015
Deferred Tax Assets
Long-term
Accrued reserves and allowances	$2,314	$648
Inventories	284	88
Intangibles	806	180
Net operating loss carryforwards	2,921	2,999
Other current and long-term	2	2

Long-term deferred tax assets	6,327	3,917
Less: Valuation allowance	(2,415)	(1,974)

Net deferred tax assets	3,912	1,943
Deferred Tax Liabilities
Long-term
Accrued reserves and allowances	(565)	(136)
Property and equipment	(1,505)	(1,475)
Intangibles	(4,899)	(5,626)
Investment in partnership	(9,530)	(8,757)
Other	(62)	(59)

Long-term deferred tax liabilities	(16,561)	(16,053)

Net deferred tax liabilities	$(12,649)	$(14,110)

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, we have federal and state income tax net operating loss (NOL) carryforwards of $2.9 million, the earliest of which expires in 2030.

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

Based on this evaluation, a valuation allowance has been recorded as of December 31, 2016 and 2015 for the net deferred tax assets recorded on certain of our wholly owned subsidiaries. Such deferred tax assets relate primarily to net operating losses that are not more likely than not realizable. However, the amount of the deferred tax asset considered realizable could be adjusted if our estimate of future taxable income during the carryforward period changes, or if objective negative evidence in the form of cumulative losses is no longer present. Additional weight may be given to subjective evidence such as our projections for growth in this situation.

Uncertain Tax Positions

We are subject to taxation in the United States and various state jurisdictions. As of December 31, 2016, our tax years for 2013 through 2015 are subject to examination by the tax authorities. A rollforward of the gross unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefit, January 1, 2015	$2,817
Increase as a result of tax positions taken during the period	2,647
Decrease as a result of tax positions taken during the period	(1,415)
Decrease as a result of expiring statutes	(463)

Unrecognized tax benefit, December 31, 2015	3,586
Increase as a result of tax positions taken during the period	2,354
Decrease as a result of tax positions taken during the period	(1,356)
Decrease as a result of expiring statutes	(487)

Unrecognized tax benefit, December 31, 2016	$4,097

$1.7 million of the unrecognized tax benefits at December 31, 2016 would affect the effective tax rate. Interest expense and penalties accrued related to uncertain tax positions as of December 31, 2016 are $0.2 million.

We expect a decrease to the amount of unrecognized tax benefits (exclusive of penalties and interest) within the next twelve months of zero to $1.6 million.

Determining uncertain tax positions and the related estimated amounts requires judgment and carry estimation risk. If future tax law changes or interpretations should come to light, or additional information should become known, our conclusions regarding unrecognized tax benefits may change.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS

We sell installation services to other companies related to us through common or affiliated ownership and/or board of directors and/or management relationships. We also purchase services and materials and pay rent to companies with common or related ownership. For additional information, see Note 11, Commitments and Contingencies.

For the years ended December 31, 2016, 2015 and 2014, the amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Sales	$7,914	$6,720	$6,026
Purchases	579	480	3,100
Rent	635	598	600

At December 31, 2016 and 2015, we had related party balances of approximately $1.5 million and $1.8 million, respectively, included in accounts receivable on our Consolidated Balance Sheets. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer is a member of our Board of Directors, accounted for $0.8 million and $1.0 million of these balances as of December 31, 2016 and 2015, respectively.

On March 13, 2015, we entered into a share repurchase agreement with IBS for the purchase of 315 thousand shares of our common stock. Jeff Edwards, our Chief Executive Officer, is the President of IBS and, in such role, has sole voting and dispositive power over the shares held by IBS and is deemed the beneficial owner of the shares of our common stock held by IBS. For additional information, see Note 7, Stockholders’ Equity.

As a result of our acquisition of TCI Contracting, LLC (“TCI”) in 2012, one of our existing suppliers became classified as a related party until a change in ownership of the supplier resulted in an end to related party classification during 2014. While still classified as a related party to us, purchases made from this supplier during the year ended December 31, 2014 were approximately $2.6 million and is included in total related party purchases in the preceding table.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Accrued General Liability

Accrued general insurance reserves included on the Consolidated Balance Sheets were as follows (in thousands):

	As of December 31,
	2016	2015
Included in other current liabilities	$1,949	$1,304
Included in other long-term liabilities	7,104	6,879

	$9,053	$8,183

We also had insurance receivables included on the Consolidated Balance Sheets that, in aggregate, offset an equal liability included within the reserve amounts noted above. The amounts were as follows (in thousands):

	As of December 31,
	2016	2015
Insurance receivable and indemnification asset for claims under a fully insured policy	$2,773	$2,815
Insurance receivable for claims that exceeded the stop loss limit	26	821

Total insurance receivables included in other non-current assets	$2,799	$3,636

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

We are obligated under capital leases covering vehicles and certain equipment. Total assets relating to capital leases were approximately $64.2 million and $64.9 million as of December 31, 2016 and 2015, respectively, and a total of approximately $22.8 million and $19.1 million were fully depreciated as of December 31, 2016 and 2015, respectively. The vehicle and equipment leases generally have terms ranging from four to six years. The net book value of assets under capital leases was approximately $16.4 million and $22.1 million as of December 31, 2016 and 2015, respectively. Amortization of assets held under capital leases is included within cost of sales on the Consolidated Statements of Operations.

We also have several noncancellable operating leases, primarily for buildings, improvements, equipment and certain vehicles. These leases generally contain renewal options for periods ranging from one to five years and require us to pay all executory costs such as property taxes, maintenance and insurance.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2016 are as follows (in thousands):

	Capital Leases	Operating Leases
		Related Party	Other	Total Operating
2017	$7,858	$640	$9,300	$9,940
2018	4,895	434	6,306	6,740
2019	3,272	260	4,737	4,997
2020	823	—	3,603	3,603
2021	12	—	2,166	2,166
Thereafter	—	—	2,718	2,718

	16,860	$1,334	$28,830	$30,164

Less: Amounts representing executory costs	(414)
Less: Amounts representing interest	(1,153)

Total obligation under capital leases	15,293
Less: Current portion of capital leases	(6,929)

Long term capital lease obligation	$8,364

Total rent expense under these operating leases for the years ended December 31, 2016, 2015 and 2014 was approximately $11.6 million, $9.4 million and $7.9 million, respectively, which is included in the Consolidated Statements of Operations as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Cost of Sales	$848	$855	$733
Administrative	10,732	8,507	7,138

Total	$11,580	$9,362	$7,871

Supply Contract Commitments

During 2016, we were a party to two product supply contracts, one of which expired by its terms on December 31, 2016 and one that extends through August 31, 2017 but was suspended during 2016. No purchases

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were made under the suspended contract extending through August 31, 2017 during the year ended December 31, 2016. Our obligations under both contracts were based on quantity without a specific rate applied and therefore are not quantifiable. Our purchases under the contract exceed the minimum commitments for all years covered.

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

NOTE 12 – BUSINESS COMBINATIONS

As part of our ongoing strategy to increase market share in certain markets, we completed multiple business combinations during each of the years ended December 31, 2016, 2015 and 2014. Acquisition-related costs amounted to $2.3 million and $1.1 million for the years ended December 31, 2016 and 2015, respectively, and are included in Administrative expenses on the Consolidated Statements of Operations. Acquisition-related costs for the year ended December 31, 2014 were insignificant. Costs for the year ended December 31, 2016 include expenses related to our acquisition of Alpha consummated in January 2017. For more information, see Note 14, Subsequent Events. The goodwill to be recognized in conjunction with these business combinations is attributable to expected improvement in the business of these acquired companies. We expect to deduct $17.2 million of goodwill for tax purposes as a result of 2016 acquisitions.

2016

On January 25, 2016, we acquired substantially all of the assets of Key Green Builder Services, LLC d/b/a Key Insulation. The purchase price consisted of cash of $5.0 million and seller obligations of $0.7 million. Revenue and net (loss) since the date of acquisition included in our Consolidated Statements of Operations for the year ended December 31, 2016 were $8.6 million and $(0.4) million, respectively.

On February 2, 2016, we acquired substantially all of the assets of Marshall Insulation, LLC (“Marshall”). The purchase price consisted of cash of $0.9 million and seller obligations of $0.1 million. Revenue and net (loss) since the date of acquisition included in our Consolidated Statements of Operations for the year ended December 31, 2016 were $3.8 million and $(0.3) million, respectively.

On February 29, 2016, we acquired substantially all of the assets of Kern Door Company, Inc. (“Kern”). The purchase price consisted of cash of $2.9 million and seller obligations of $0.1 million. Revenue and net (loss) since the date of acquisition included in our Consolidated Statements of Operations for the year ended December 31, 2016 were $2.7 million and $(0.3) million, respectively.

On April 12, 2016, we acquired substantially all of the assets of Alpine Insulation Co., Inc. (“Alpine”). The purchase price consisted of cash of $21.1 million and seller obligations of $1.6 million. Revenue and net income since the date of acquisition included in our Consolidated Statements of Operations for the year ended December 31, 2016 were $21.4 million and $1.4 million, respectively.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 25, 2016, we acquired substantially all of the assets of FireClass, LLC (“FireClass”). The purchase price consisted of cash of $2.3 million. Revenue and net income since the date of acquisition included in our Consolidated Statements of Operations for the year ended December 31, 2016 were $2.1 million and $69 thousand, respectively.

On August 15, 2016, we acquired substantially all of the assets of Southern Insulators & Specialties, LLC (“Southern”). The purchase price consisted of cash of $4.2 million and seller obligations of $0.4 million. Revenue and net income since the date of acquisition included in our Consolidated Statements of Operations for the year ended December 31, 2016 were $1.9 million and $0.3 million, respectively.

On October 17, 2016, we acquired substantially all of the assets of East Coast Insulators II, L.L.C. (“East Coast”). The purchase price consisted of cash of $15.6 million and seller obligations of $0.6 million. Revenue and net income since the date of acquisition included in our Consolidated Statement of Operations for the year ended December 31, 2016 were $4.7 million and $21 thousand, respectively.

On November 1, 2016, we acquired substantially all of the assets of Mike’s Garage Door, L.L.C. (“Mike’s Garage Door”). The purchase price consisted of cash of $0.2 million and seller obligations of $0.4 million. Revenue and net (loss) since the date of acquisition included in our Consolidated Statement of Operations for the year ended December 31, 2016 were $0.2 million and $(2) thousand, respectively.

On November 14, 2016, we acquired substantially all of the assets of 3R Products & Services, LLC. (“3R”). The purchase price consisted of cash of $3.3 million and seller obligations of $0.6 million. Revenue and net income since the date of acquisition included in our Consolidated Statement of Operations for the year ended December 31, 2016 were $0.7 million and $40 thousand, respectively.

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

On April 6, 2015, we acquired 100% of the common stock of C.Q. Insulation Inc. (“CQ”). The purchase price consisted of cash of $5.2 million and seller obligations of $2.3 million, of which approximately $1.8 million was contingent upon certain requirements of the seller. All requirements were met and the full amount was paid during the year ended December 31, 2016. Revenue and net income since the date of acquisition included in our Consolidated Statement of Operations for the year ended December 31, 2015 were $7.8 million and $0.6 million, respectively.

On June 1, 2015, we acquired substantially all of the assets of Layman Brothers Contracting (“Layman”). The purchase price consisted of cash of $9.1 million and seller obligations of $0.6 million. Revenue and net income since the date of acquisition included in our Consolidated Statement of Operations for the year ended December 31, 2015 were $8.2 million and $0.5 million, respectively.

On July 1, 2015, we acquired substantially all of the assets of EcoLogic Energy Solutions (“EcoLogic”). The purchase price consisted of cash of $3.0 million and seller obligations of $0.5 million. Revenue and net (loss) since the date of acquisition included in our Consolidated Statement of Operations for the year ended December 31, 2015 were $3.9 million and $(0.2) million, respectively.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 10, 2015, we acquired substantially all of the assets of Overhead Door Company of Burlington (“Overhead Door”). The purchase price consisted of cash of $5.1 million and seller obligations of $0.1 million. Revenue and net income since the date of acquisition included in our Consolidated Statement of Operations for the year ended December 31, 2015 were $1.0 million and $14 thousand, respectively.

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

On November 10, 2014, we acquired substantially all of the assets of Installed Building Systems (“IBS”). The purchase price consisted of cash of $9.0 million and seller obligations of $3.0 million. Revenue and net (loss) since the date of acquisition included in our Consolidated Statement of Operations for the year ended December 31, 2014 were $2.3 million and $(5) thousand, respectively.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in thousands):

	2016
	Alpine	East Coast	Other	Total
Estimated fair values:
Cash	$—	$2,181	$—	$2,181
Accounts receivable	3,959	3,093	2,502	9,554
Inventories	700	332	1,183	2,215
Other current assets	—	1	29	30
Property and equipment	656	666	1,615	2,937
Intangibles	12,800	6,400	11,067	30,267
Goodwill	6,642	4,348	5,928	16,918
Other non-current assets	—	116	345	461
Accounts payable and other current liabilities	(2,046)	(948)	(1,617)	(4,611)

Fair value of assets acquired	22,711	16,189	21,052	59,952
Less seller obligations	1,560	600	2,299	4,459

Cash paid	$21,151	$15,589	$18,753	$55,493

	2015
	BDI	CQ	Layman	Eastern	Other	Total
Estimated fair values:
Cash	$661	$100	$—	$165	$—	$926
Accounts receivable	4,735	1,423	1,245	2,768	4,093	14,264
Inventories	980	152	267	335	720	2,454
Other current assets	368	39	—	109	32	548
Property and equipment	1,006	190	733	1,364	1,574	4,867
Intangibles	21,280	4,350	5,330	13,871	10,534	55,365
Goodwill	16,213	3,035	3,143	9,904	4,809	37,104
Other non-current assets	3,736	—	—	322	60	4,118
Accounts payable and other current liabilities	(3,303)	(1,539)	(1,030)	(1,681)	(2,220)	(9,773)
Deferred income tax liabilities	(5,495)	—	—	—	(825)	(6,320)
Long-term debt	—	—	—	(82)	—	(82)
Other long-term liabilities	(3,736)	(238)	—	(1)	—	(3,975)

Fair value of assets acquired	36,445	7,512	9,688	27,074	18,777	99,496
Gain on bargain purchase	—	—	—	—	(1,116)	(1,116)

Total purchase price	36,445	7,512	9,688	27,074	17,661	98,380
Less seller obligations	5,765	2,319	600	2,875	1,621	13,180

Cash paid	$30,680	$5,193	$9,088	$24,199	$16,040	$85,200

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2014
Estimated fair values:
Cash	$53
Accounts receivable	4,666
Inventories	1,315
Other current assets	195
Property and equipment	1,576
Intangibles	7,111
Goodwill	4,065
Accounts payable and other current liabilities	(2,470)
Deferred income tax liabilities	(515)
Other long-term liabilities	(35)

Fair value of assets acquired	15,961
Less seller obligations	3,544

Cash paid	$12,417

Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed, and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Goodwill and intangibles per the above table do not agree to the total gross increases of these assets as shown in Note 4—Goodwill and Intangibles during the years ended December 31, 2016 and 2015 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement, an immaterial goodwill reclassification in the year ended December 31, 2016 related to the prior period, as well as other immaterial intangible assets added during the ordinary course of business. In addition, goodwill and intangibles increased during the year ended 2015 due to an immaterial tuck-in acquisition that does not appear in the above table.

The fair value of the net assets acquired, including identifiable intangible assets, relating to one of the 2015 business combinations included in the “Other” column in the above table was approximately $4.8 million, which exceeds the purchase price of $3.7 million. Accordingly, we recognized the excess of the fair value of the net assets acquired over purchase price paid of approximately $1.1 million as a gain on bargain purchase. The gain on bargain purchase is included in other income in our Consolidated Statements of Operations. Prior to recognizing the gain, we reassessed the fair value of the assets acquired and liabilities assumed in the business combination including consultation with our external valuation experts. Assets were valued using the same methodology as our other business combinations, including the use of a discounted cash flow model as well as several other factors. We believe we were able to acquire this entity for less than the fair value of its net assets due to an absence of multiple bidders combined with the significant improvement of our purchasing power.

Included in other noncurrent assets in the above table as of the year ended December 31, 2015 is an insurance receivable of $2.0 million and an indemnification asset in the amount of $1.7 million associated with the 2015 acquisition of BDI. These assets offset equal liabilities included in other long-term liabilities in the above table, which represent additional insurance reserves and an uncertain tax position liability for which we may be liable. All amounts are measured at their acquisition date fair value.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimates of acquired intangible assets related to the acquisitions are as follows (dollars in thousands):

	2016		2015		2014
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Customer relationships	$18,511	9	$36,129	8	$4,708	14
Trademarks and trade names	8,983	15	14,567	15	1,799	15
Non-competition agreements	2,773	5	4,668	5	604	5

Pro Forma Information (unaudited)

The unaudited pro forma information has been prepared as if the 2016 acquisitions had taken place on January 1, 2015, the 2015 acquisitions had taken place on January 1, 2014 and the 2014 acquisitions had taken place on January 1, 2013. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2015 and 2014 and the unaudited pro forma information does not purport to be indicative of future financial operating results (in thousands, except for per share data).

	Pro Forma for the years ended December 31,
	2016	2015	2014
Net revenue	$896,853	$786,144	$637,434
Net income	$39,752	$29,463	$15,219
Accretion charges on Series A Redeemable Preferred Stock	—	—	(19,897)

Net income (loss) attributable to common stockholders	$39,752	$29,463	$(4,678)
Net income (loss) per share attributable to common stockholders (basic and diluted)	$1.27	$0.94	$(0.16)

Unaudited pro forma net income attributable to common stockholders reflects additional intangible asset amortization expense of $1.4 million, $6.6 million and $6.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, as well as additional income tax expense of $0.7 million, $1.7 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, that would have been recorded had the 2016 acquisitions taken place on January 1, 2015, the 2015 acquisitions taken place on January 1, 2014 and the 2014 acquisitions taken place on January 1, 2013.

We included approximately $1.0 million in transaction costs incurred by a seller resulting from a business combination occurring in the year ended December 31, 2015 in earnings for the year ended December 31, 2014 as though the acquisition occurred as of the beginning of the comparable period.

NOTE 13 – INCOME (LOSS) PER COMMON SHARE

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

method. Potential common stock is included in the diluted income (loss) per common share calculation when dilutive. Basic and diluted income (loss) per common share was as follows (in thousands, except share and per share data):

	Years ended December 31,
	2016	2015	2014
Net income (loss) attributable to common stockholders—basic and diluted	$38,436	$26,517	$(5,965)

Weighted average number of common shares outstanding	31,301,887	31,298,163	30,106,862
Dilutive effect of outstanding restricted stock awards after application of the
Treasury Stock Method	61,403	36,406	—

Diluted shares outstanding	31,363,290	31,334,569	30,106,862
Basic and diluted income (loss) per share attributable to common stockholders	$1.23	$0.85	$(0.20)

There were no common stock equivalents with a dilutive effect during the year ended December 31, 2014. Loss attributable to common stockholders includes the accretion of Redeemable Preferred Stock in 2014.

NOTE 14 – SUBSEQUENT EVENTS

On January 5, 2017, we consummated our previously announced acquisition of all of the outstanding shares of Trilok Industries, Inc., Alpha Insulation & Waterproofing, Inc. and Alpha Insulation & Waterproofing Company (“Alpha”) for consideration of approximately $81.9 million in cash, $12.2 million by issuing 282,577 shares of our common stock and seller obligations totaling $1.9 million. In addition, the purchase price is subject to customary adjustments for cash and net working capital and we may also be required to pay an additional amount in cash as earnout consideration based on Alpha’s change in EBITDA from 2015. We estimate these potential additional payments to be in the range of $20—$25 million. The initial accounting for the business combination was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Annual Report on Form 10-K. As a result, disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited quarterly financial results for 2016 and 2015 is as follows (in thousands, except per share data):

2016	Three months ended
	March 31	June 30	September 30	December 31	Total Year
Net revenue	$191,698	$211,913	$225,392	$233,977	$862,980
Gross profit	54,591	62,243	67,260	68,354	252,448
Net income	5,813	9,993	11,549	11,081	38,436
Net income attributable to common stockholders	5,813	9,993	11,549	11,081	38,436
Net income per share (basic and diluted):
Income per share attributable to common stockholders	$0.19	$0.32	$0.37	$0.35	$1.23

2015	Three months ended
	March 31	June 30	September 30	December 31	Total Year
Net revenue	$129,948	$159,693	$181,579	$191,499	$662,719
Gross profit	34,126	46,282	53,417	54,468	188,293
Net income	1,242	6,507	9,481	9,287	26,517
Net income attributable to common stockholders	1,242	6,507	9,481	9,287	26,517
Net income per share (basic and diluted):
Income per share attributable to common stockholders	$0.04	$0.21	$0.30	$0.30	$0.85

Earnings-per-share amounts are computed independently each quarter for net income from continuing operations attributable to common stockholders and net income attributable to common stockholders. As a result, the sum of each quarter’s per-share amount may not equal the total per-share amount for the respective year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016 with the participation of the Company’s principal executive officer and principal financial officer as required by Exchange Act Rule 13a-15(b). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management, under the supervision of the principal executive officer and the principal financial officer, assessed the effectiveness of our internal control over financial reporting, excluding the internal control over financial reporting at the subsidiaries listed below that we acquired during 2016 as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2016 includes all of the Company’s subsidiaries except the subsidiaries listed below, which were acquired during 2016 and whose financial statements constitute the percentages of total assets and net revenue listed below of the consolidated financial statements of the Company as of and for the year ended December 31, 2016:

Subsidiary	Acquisition Date	Percentage of Total Assets	Percentage of Net Revenue
Key Green Builder Services, LLC	January 25, 2016	1.4%	1.0%
Marshall Insulation, LLC	February 2, 2016	0.3%	0.4%
Kern Door Company, Inc.	February 29, 2016	0.7%	0.3%
Alpine Insulation Co., Inc.	April 12, 2016	5.4%	2.5%
FireClass, LLC	July 25, 2016	0.5%	0.2%
Southern Insulators & Specialties, LLC	August 15, 2016	1.0%	0.2%
East Coast Insulators II, L.L.C.	October 17, 2016	3.7%	0.5%
Mike’s Garage Door, L.L.C.	November 1, 2016	0.1%	0.0%
3R Products & Services, Inc.	November 14, 2016	0.9%	0.1%

Management excluded the internal control over financial reporting at these subsidiaries from its assessment in accordance with the guidance of the staff of the SEC that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition. Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which follows below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2016 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On February 23, 2017, the Compensation Committee of our Board of Directors took the following actions:

(1)	Adopted an annual performance-based cash bonus program for 2017 under the 2014 Omnibus Incentive Plan with substantially the same terms as those of our 2016 annual performance-based cash bonus program. Jeff Edwards, Michael Miller and Jay Elliott, collectively our “Named Executive Officers,” were awarded target performance-based cash bonus opportunities for the 2017 fiscal year of $625,000, $220,000 and $315,000, respectively, based on our achievement of a target level of adjusted EBITDA for 2017. No award is payable if adjusted EBITDA for 2017 is less than 80% of target; and

(2)	Adopted an annual performance-based restricted stock bonus program for 2017 under the 2014 Omnibus Incentive Plan. Jeff Edwards, Michael Miller and Jay Elliott were awarded target performance-based restricted stock opportunities for the 2017 fiscal year of 41,829, 15,853 and 15,853, respectively, based on our achievement of a target level of adjusted EBITDA for 2017. No award is made if adjusted EBITDA for 2017 is less than 80% of target. If these awards are made, the awards vest in two equal installments on each of April 20, 2019 and April 20, 2020, subject to the Named Executive Officer’s continued employment on the applicable vesting date.

On February 24, 2017, the Board of Directors amended the 2014 Omnibus Incentive Plan solely for the purpose of adding a provision capping the maximum annual compensation that may be paid to any non-employee director.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Installed Building Products, Inc. and subsidiaries

Columbus, Ohio

We have audited the internal control over financial reporting of Installed Building Products, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the subsidiaries listed below, which were acquired during 2016 and whose financial statements constitute the percentages of total assets and net revenue listed below of the consolidated financial statements of the Company as of and for the year ended December 31, 2016.

Subsidiary	Acquisition Date	Percentage of Total Assets	Percentage of Net Revenue
Key Green Builder Services, LLC	January 25, 2016	1.4%	1.0%
Marshall Insulation, LLC	February 2, 2016	0.3%	0.4%
Kern Door Company, Inc.	February 29, 2016	0.7%	0.3%
Alpine Insulation Co., Inc.	April 12, 2016	5.4%	2.5%
FireClass, LLC	July 25, 2016	0.5%	0.2%
Southern Insulators & Specialties, LLC	August 15, 2016	1.0%	0.2%
East Coast Insulators II, L.L.C.	October 17, 2016	3.7%	0.5%
Mike’s Garage Door, L.L.C.	November 1, 2016	0.1%	0.0%
3R Products & Services, Inc.	November 14, 2016	0.9%	0.1%

Accordingly, our audit did not include the internal control over financial reporting at the subsidiaries listed above. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Columbus, Ohio

February 28, 2017

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the headings “Election of Directors,” “Executive Officers and Certain Significant Employees,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders (“2017 Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016 and is incorporated herein by reference.

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

The information required by this item will be set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2017 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in our Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed on or before April 21, 2017, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the headings “Certain Relationships and Related-Party Transactions” and “Corporate Governance” in our 2017 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth under the heading “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in our 2017 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) The following documents are filed as a part of this Form 10-K:

1.	Financial Statements: The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm for Installed Building Products, Inc. are presented in Item 8, Financial Statements and Supplementary Data, of Part II of this Form 10-K.

2.	Financial Schedules: All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes in Item 8, Financial Statements and Supplementary Data, of Part II of this Form 10-K.

3.	Exhibits: A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits and is incorporated herein by reference.

(b) See Index to Exhibits.

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2017

INSTALLED BUILDING PRODUCTS, INC.

/s/ Jeffrey W. Edwards
By:	Jeffrey W. Edwards President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey W. Edwards Jeffrey W. Edwards	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2017

/s/ Michael T. Miller Michael T. Miller	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 28, 2017

/s/ Todd R. Fry Todd R. Fry	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	February 28, 2017

/s/ Margot L. Carter Margot L. Carter	Director	February 28, 2017

/s/ Lawrence A. Hilsheimer Lawrence A. Hilsheimer	Director	February 28, 2017

/s/ Janet E. Jackson Janet E. Jackson	Director	February 28, 2017

/s/ J. Michael Nixon J. Michael Nixon	Director	February 28, 2017

/s/ Steven G. Raich Steven G. Raich	Director	February 28, 2017

/s/ Robert H. Schottenstein Robert H. Schottenstein	Director	February 28, 2017

/s/ Michael H. Thomas Michael H. Thomas	Director	February 28, 2017

INDEX TO EXHIBITS

Filed or Furnished With this Form 10-K for the Year Ended December 31, 2016

	Description	Incorporation by Reference
Exhibit Number		Form	File No.	Exhibit(s)	Filing Date	Filed or Furnished Herewith

2.1	Share Purchase Agreement, dated as of October 29, 2016, among EMPER Holdings, LLC; PREEM Holdings I, LLC; PREEM Holdings II, LLC; Vikas Verma; Henry Schmueckle; Vikas Verma in his capacity as the equityholders’ representative; and Installed Building Products, Inc. †	8-K	001-36307	2.1	10/31/2016

3.1	Second Amended and Restated Certificate of Incorporation of Installed Building Products, Inc.	8-K	001-36307	3.1	02/25/2014

3.2	Amended and Restated Bylaws of Installed Building Products, Inc.	S-1 Amend. No. 2	333-193247	3.4	02/03/2014

4.1	Form of Common Stock Certificate of Installed Building Products, Inc.	S-1 Amend. No. 1	333-193247	4.1	01/27/2014

4.2	Rights Agreement, dated as of November 4, 2011, by and among OCM IBP Holdings, Inc., CCIB Holdco, Inc. and Cetus Capital II, LLC.	S-1	333-193247	4.2	01/09/2014

4.3	Recapitalization and Exchange Agreement by and between CCIB Holdco, Inc. and Cetus Capital II, LLC, dated as of November 4, 2011.	S-1 Amend. No. 1	333-193247	4.7	01/27/2014

4.4	Registration Rights Agreement dated as of November 6, 2013 by and among Installed Building Products, Inc., Cetus Capital II, LLC, IBP Investment Holdings, LLC, IBP Management Holdings, LLC and TCI Holdings, LLC.	S-1	333-193247	4.3	01/09/2014

4.5	Amendment No. 1 to the Recapitalization and Exchange Agreement, dated as of January 27, 2014.	S-1 Amend. No. 1	333-193247	4.8	01/27/2014

10.1	Contribution and Exchange Agreement, dated as of November 4, 2011, by and among CCIB Holdco, Inc., IBHL A Holding Company, Inc., IBHL B Holding Company, Inc. and IBP Holdings, LLC.	S-1	333-193247	10.12	01/09/2014

	Description	Incorporation by Reference
Exhibit Number		Form	File No.	Exhibit(s)	Filing Date	Filed or Furnished Herewith

10.2	Membership Interest Purchase Agreement, dated as of August 31, 2012, by and among Installed Building Products, LLC, CCIB Holdco, Inc., and GNV Holdings, LLC (now known as TCI Holdings, LLC).	S-1	333-193247	10.13	01/09/2014

10.3	Management Services and Fee Agreement, dated as of December 18, 2012, among Littlejohn Managers, LLC, Jeff Edwards, IBP Holding Company, GNV Holdings, LLC (now known as TCI Holdings, LLC) and CCIB Holdco, Inc.#	S-1	333-193247	10.14	01/09/2014

10.4	Termination of Management Services and Fee Agreement, dated November 22, 2013.#	S-1	333-193247	10.5	01/09/2014

10.5	Loan and Security Agreement with Bank of America, N.A., dated as of November 4, 2011.	S-1	333-193247	10.2	01/09/2014

10.6	First Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of April 20, 2012.	S-1	333-193247	10.3	01/09/2014

10.7	Second Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of August 31, 2012.	S-1	333-193247	10.4	01/09/2014

10.8	Third Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of October 22, 2012.	S-1	333-193247	10.5	01/09/2014

10.9	Fourth Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of December 21, 2012.	S-1	333-193247	10.6	01/09/2014

10.10	Fifth Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of July 30, 2013.	S-1	333-193247	10.7	01/09/2014

10.11	Sixth Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of January 27, 2014.	S-1 Amend. No. 2	333-193247	10.22	02/03/2014

10.12	Form of Indemnification Agreement for directors and officers.#	S-1 Amend. No. 1	333-193247	10.1	01/27/2014

10.13	Employment Agreement, dated as of November 1, 2013, by and between Installed Building Products, Inc. and Jeffrey W. Edwards.#	S-1	333-193247	10.20	01/09/2014

	Description	Incorporation by Reference
Exhibit Number		Form	File No.	Exhibit(s)	Filing Date	Filed or Furnished Herewith

10.14	Amendment No. 1, dated as of November 1, 2016, to Employment Agreement, dated as of November 1, 2013, by and between Installed Building Products, Inc. and Jeffrey W. Edwards.#					X

10.15	Installed Building Products, Inc. 2014 Omnibus Incentive Plan.#	S-1 Amend. No. 1	333-193247	10.21	01/27/2014

10.16	Amendment, dated as of February 24, 2017, to the Installed Building Products, Inc. 2014 Omnibus Incentive Plan.#					X

10.17	Credit and Security Agreement dated, July 8, 2014, by and between Installed Building Products, Inc. and the lenders party thereto, and KeyBank National Association, as lead arranger, sole book runner, administrative agent, swing line lender and issuing lender.	8-K	001-36307	10.1	7/10/2014

10.18	Pledge Agreement, dated July 8, 2014, by Installed Building Products, Inc. in favor of KeyBank National Association, as administrative agent, under the Credit and Security Agreement dated July 8, 2014.	8-K	001-36307	10.2	7/10/2014

10.19	Security Agreement, dated July 8, 2014, by each domestic subsidiary as defined in the Credit and Security Agreement dated July 8, 2014, in favor of KeyBank National Association, as administrative agent, under the Credit and Security Agreement dated July 8, 2014.	8-K	001-36307	10.3	7/10/2014

10.20	Share Repurchase Agreement, dated December 11, 2014, by and between Installed Building Products, Inc. and Cetus Capital II, LLC.	8-K	001-36307	10.1	12/12/2014

10.21	First Amendment Agreement, dated December 10, 2014, to the Credit and Security Agreement dated July 8, 2014, by and among Installed Building Products, Inc., the lenders party thereto, and KeyBank National Association, as lead arranger, sole book runner, administrative agent, swing line lender and issuing lender.	8-K	001-36307	10.1	12/16/2014

	Description	Incorporation by Reference
Exhibit Number		Form	File No.	Exhibit(s)	Filing Date	Filed or Furnished Herewith

10.22	Credit and Security Agreement dated, July 8, 2014, as amended and restated as of April 28, 2015, by and between Installed Building Products, Inc. and the lenders party thereto, and KeyBank National Association, as joint lead arranger, sole book runner, administrative agent, swing line lender and issuing lender.	8-K	001-36307	10.1	4/30/2015

10.23	First Amendment Agreement, dated as of October 16, 2015, by and among Installed Building Products, Inc., the lenders named therein and KeyBank National Association, as administrative agent for the lenders	8-K	001-36307	10.1	10/22/15

10.24	Credit and Security Agreement dated, July 8, 2014, as amended and restated as of February 29, 2016, by and between Installed Building Products, Inc. and the lenders party thereto, and KeyBank National Association, as joint lead arranger, sole book runner, administrative agent, swing line lender and issuing lender.	8-K	001-36307	10.1	03/01/2016

10.25	Share Repurchase Agreement, dated March 13, 2015, by and between Installed Building Products, Inc. and Installed Building Systems, Inc.	8-K	001-36307	10.1	3/16/2015

10.26	Form of Restricted Stock Agreement.#	10-Q	001-36307	10.1	5/14/2014

10.27	Form of Performance Share Award Agreement.#	10-Q	001-36307	10.4	8/13/2014

10.28	Form of Restricted Stock Agreement for Employees.#	10-K	001-36307	10.22	3/13/2015

21.1	List of Subsidiaries of Installed Building Products, Inc.					X

23.1	Consent of Deloitte & Touche LLP.					X

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

	Description	Incorporation by Reference
Exhibit Number		Form	File No.	Exhibit(s)	Filing Date	Filed or Furnished Herewith

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101	Interactive Data File					X

†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies of any of the omitted schedules to the Securities and Exchange Commission upon request.
#	Indicates management contract or compensatory plan.