Form 10-Q
period 2017-03-31
Installed Building Products, Inc.
filed 2017-05-08
CIK 1580905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

On May 2, 2017 the registrant had 31,857,297 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash	$24,607	$14,482
Accounts receivable (less allowance for doubtful accounts of $4,512 and $3,397 at March 31, 2017 and December 31, 2016, respectively)	161,936	128,466
Inventories	43,661	40,229
Other current assets	15,868	9,214

Total current assets	246,072	192,391
Property and equipment, net	71,530	67,788
Non-current assets
Goodwill	144,244	107,086
Intangibles, net	139,197	86,317
Other non-current assets	8,955	8,513

Total non-current assets	292,396	201,916

Total assets	$609,998	$462,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$27,350	$17,192
Current maturities of capital lease obligations	6,484	6,929
Accounts payable	76,223	67,921
Accrued compensation	17,879	18,212
Other current liabilities	26,866	19,851

Total current liabilities	154,802	130,105
Long-term debt	236,827	134,235
Capital lease obligations, less current maturities	7,671	8,364
Deferred income taxes	14,007	14,239
Other long-term liabilities	25,065	21,175

Total liabilities	438,372	308,118
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common Stock; $0.01 par value: 100,000,000 authorized, 32,417,753 and 32,135,176 issued and 31,765,959 and 31,484,774 shares outstanding at March 31, 2017 and December 31, 2016, respectively	324	321
Additional paid in capital	169,917	158,581
Retained earnings	13,658	7,294
Treasury Stock; at cost: 651,794 and 650,402 shares at March 31, 2017 and December 31, 2016, respectively	(12,273)	(12,219)

Total stockholders’ equity	171,626	153,977

Total liabilities and stockholders’ equity	$609,998	$462,095

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2017	2016
Net revenue	$255,669	$191,698
Cost of sales	183,497	137,107

Gross profit	72,172	54,591
Operating expenses
Selling	14,026	11,251
Administrative	39,261	30,283
Amortization	6,416	2,479

Operating income	12,469	10,578
Other expense
Interest expense	2,170	1,553
Other	152	104

Income before income taxes	10,147	8,921
Income tax provision	3,783	3,108

Net income	$6,364	$5,813

Basic and diluted net income per share	$0.20	$0.19

Weighted average shares outstanding:
Basic	31,590,478	31,242,237
Diluted	31,687,056	31,330,971

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(in thousands, except share amounts)

			Additional
	Common Stock		Paid In	Accumulated	Treasury Shares		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
BALANCE - January 1, 2016	31,982,888	$320	$156,688	$(31,142)	(616,560)	$(11,383)	$114,483

Net Income				5,813			5,813
Surrender of Common Stock Awards by Employees					(32,367)	(836)	(836)
Share-Based Compensation Expense			536				536

BALANCE - March 31, 2016	31,982,888	$320	$157,224	$(25,329)	(648,927)	$(12,219)	$119,996

			Additional
	Common Stock		Paid In	Retained	Treasury Shares		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
BALANCE - January 1, 2017	32,135,176	$321	$158,581	$7,294	(650,402)	$(12,219)	$153,977

Net Income				6,364			6,364
Issuance of Common Stock for Acquisition	282,577	3	10,856				10,859
Surrender of Common Stock Awards by Employees					(1,392)	(54)	(54)
Share-Based Compensation Expense			480				480

BALANCE - March 31, 2017	32,417,753	$324	$169,917	$13,658	(651,794)	$(12,273)	$171,626

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$6,364	$5,813
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	6,552	5,443
Amortization of intangibles	6,416	2,479
Amortization of deferred financing costs and debt discount	102	77
Provision for doubtful accounts	1,231	521
Write-off of debt issuance costs	—	286
Gain on sale of property and equipment	(107)	(79)
Noncash stock compensation	480	536
Deferred income taxes	—	708
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(3,200)	(3,045)
Inventories	(894)	(1,364)
Other assets	(722)	1,619
Accounts payable	(1,781)	3,557
Income taxes payable/receivable	3,106	284
Other liabilities	(1,873)	2,992

Net cash provided by operating activities	15,674	19,827

Cash flows from investing activities
Purchases of property and equipment	(7,776)	(6,503)
Acquisitions of businesses, net of cash acquired of $247 and $0, respectively	(106,873)	(8,797)
Proceeds from sale of property and equipment	203	190
Other	(550)	—

Net cash used in investing activities	(114,996)	(15,110)

Cash flows from financing activities
Proceeds from term loan under credit agreement applicable to respective period (Note 4)	—	100,000
Payments on term loan under credit agreement applicable to respective period (Note 4)	(1,250)	(48,125)
Proceeds from delayed draw term loan under credit agreement applicable to respective period (Note 4)	112,500	—
Payments on delayed draw term loan under credit agreement applicable to respective period (Note 4)	—	(50,000)
Proceeds from vehicle and equipment notes payable	4,331	4,933
Debt issuance costs	(833)	(1,228)
Principal payments on long term debt	(2,117)	(1,119)
Principal payments on capital lease obligations	(1,882)	(2,348)
Acquisition-related obligations	(1,248)	(1,112)
Surrender of common stock awards by employees	(54)	(836)

Net cash provided by financing activities	109,447	165

Net change in cash	10,125	4,882
Cash at beginning of period	14,482	6,818

Cash at end of period	$24,607	$11,700

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$2,044	$1,155
Income taxes, net of refunds	650	2,398
Supplemental disclosure of noncash investing and financing activities
Common stock issued for acquisition of business	10,859	—
Vehicles capitalized under capital leases and related lease obligations	816	1,247
Seller obligations in connection with acquisition of businesses	2,503	1,052
Unpaid purchases of property and equipment included in accounts payable	609	—

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION

Installed Building Products, Inc. (“IBP”), a Delaware corporation formed on October 28, 2011, and its wholly-owned subsidiaries and majority-owned subsidiary (collectively referred to as the “Company” and “we”, “us” and “our”), primarily install insulation, waterproofing, fire-stopping, fireproofing, garage doors, rain gutters, shower doors, closet shelving and mirrors and other products for residential and commercial builders located in the continental United States. The Company operates in over 100 locations and its corporate office is located in Columbus, Ohio.

We have one operating segment and a single reportable segment. Substantially all of our sales come from service-based installation of various products in both the residential and commercial new construction and repair and remodel end markets. Commercial sales have increased primarily due to the acquisition of Trilok Industries, Inc., Alpha Insulation & Waterproofing, Inc. and Alpha Insulation & Waterproofing Company (“Alpha”). See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information. The following table sets forth the percentage of our net revenue by end market:

	Three months ended March 31,
	2017	2016
Residential	82%	89%
Commercial	18	11

	100%	100%

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

The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to prevent the information presented from being misleading when read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”), as filed with the SEC on February 28, 2017. The December 31, 2016 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Our interim operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected in future operating quarters. See Item 1A. Risk Factors in our 2016 Form 10-K for additional information regarding risk factors that may impact our results.

Note 2 to the consolidated financial statements in our 2016 Form 10-K describes the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no changes to our significant accounting policies during the three months ended March 31, 2017 except in the areas of revenue and cost recognition, accounts receivable, share-based compensation and use of estimates as described below.

Revenue and Cost Recognition

Revenue from the sale and installation of products is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price is fixed or determinable; and (iv) the ability to collect is reasonably assured. We recognize revenue using either the completed contract method or the percentage-of-completion method of accounting, depending primarily on length of time required to complete the contract. The completed contract method is used for short-term contracts for which financial position and results of operations reported on the completed-contract basis would not vary materially from those resulting from use of the percentage-of-completion method. Revenue from the sale and installation of products is recognized net of adjustments and discounts and, for revenue using the completed contract method of accounting, at the time the installation is complete. When the percentage-of-completion method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price which is considered complete based on the relationship of costs incurred to date to total anticipated costs. The costs of earned revenue include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Accounts Receivable

We account for trade receivables based on amounts billed to customers. Past due receivables are determined based on contractual terms. We do not accrue interest on any of our trade receivables.

Retainage receivables represent the amount retained by our customers to ensure the quality of the installation and is received after satisfactory completion of each installation project. Management regularly reviews aging of retainage receivables and changes in payment trends and records an allowance when collection of amounts due are considered at risk. Amounts retained by project owners under construction contracts and included in accounts receivable were $21.1 million and $18.3 million as of March 31, 2017 and December 31, 2016, respectively.

Share-Based Compensation

Our share-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of our stockholders. Restricted stock awards are periodically granted to certain employees, officers and non-employee members of our board of directors under the stockholder-approved 2014 Omnibus Incentive Plan. Most awards are deemed to be equity-based with a service condition and do not contain a market or performance condition with the exception of performance-based awards granted to certain officers. Fair value of the non-performance-based awards to employees and officers is measured at the grant date and amortized to expense over the vesting period of the awards using the straight-line attribution method for all service-based awards with a graded vesting

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

feature. This fair value is reduced by assumed forfeitures and adjusted for actual forfeitures until vesting. We also issue performance stock-based awards to certain officers under our 2014 Omnibus Incentive Plan. The performance-based compensation expense is recorded over the requisite service period using the graded-vesting method for the entire award. Performance-based stock awards are accounted for at fair value at date of grant. Employees and officers are subject to tax at the vesting date based on the market price of the shares on that date, or on the grant date if an election is made.

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the revenue, costs and reserves established under the percentage-of-completion method, allowance for doubtful accounts, valuation allowance on deferred tax assets, valuation of the reporting unit, intangible assets and other long-lived assets, share-based compensation, reserves for general liability and workers’ compensation and medical insurance. Management believes the accounting estimates are appropriate and reasonably determined; however, due to the inherent uncertainties in making these estimates, actual amounts could differ from such estimates.

Advertising Costs

Advertising costs are generally expensed as incurred. Advertising expense was approximately $0.8 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively, and is included in selling expense on the Condensed Consolidated Statements of Operations.

Recently Adopted Accounting Pronouncements

In July 2015, the Federal Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Inventory (Topic 330).” This update requires an entity to measure inventory within the scope of the update at the lower of cost and net realizable value. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. This ASU will not have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323).” The portion of this ASU related to Topic 250 states that when a registrant does not know or cannot reasonably estimate the impact that future adoption of certain ASUs (ASU 2014-09, 2016-02, and 2016-13) are expected to have on the financial

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

statements, then in addition to making a statement to that effect, that registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. We have included such disclosures for ASU 2014-09 but not for ASU 2016-02 or ASU 2016-13 since we have not yet performed sufficient analysis on future effects upon implementation of the new standards. We have concluded that the portion of this ASU related to Topic 323 is not applicable and, therefore, will not have a material impact on our consolidated financial statements. This ASU is effective upon issuance.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract(s) with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations and recognizing the revenue upon satisfaction of performance obligations. In July 2015, the FASB voted to defer the application of the provisions of this standard for public companies until annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. We have substantially completed our initial assessment of the new standard and we are in the process of developing a plan to assess our contracts with customers and validate other components of the preliminary assessment. Currently, we intend to adopt the new standard using the modified retrospective approach. We will continue to assess the impact of this standard through our implementation program and validation process.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. For public business entities, this update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted as of the standard’s issuance date. We are evaluating whether this ASU will have a material impact on our consolidated financial statements. For additional information about potential impact to the condensed consolidated financial statements, see Note 10, Commitments and Contingencies.

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

In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 pursuant to Staff announcements at the March 3, 2016 EITF Meeting.” This ASU rescinds from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements at the March 3, 2016 meeting. For public entities, the amendments related to Topic 605 are effective for interim and annual reporting periods beginning after December 15, 2017 and amendments related to Topic 815 are effective for interim and annual reporting periods beginning after December 15, 2015. We are evaluating whether the portion of this ASU related to Topic 605 will have a material impact on our consolidated financial statements but have concluded that the portion of this ASU related to Topic 815 is not applicable and, therefore, will not have a material impact on our consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory.” This ASU aligns the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards (“IFRS”). For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We are evaluating whether this ASU will have a material impact on our consolidated financial statements.

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

NOTE 3 – GOODWILL AND INTANGIBLES

Goodwill

The change in carrying amount of goodwill was as follows (in thousands):

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)
January 1, 2017	$177,090	$(70,004)	$107,086
Business Combinations	36,948	—	36,948
Other	210	—	210

March 31, 2017	$214,248	$(70,004)	$144,244

Other changes included in the above table include minor adjustments for the allocation of certain acquisitions still under measurement and an immaterial acquisition completed during the three months ended March 31, 2017.

We test goodwill for impairment annually during the fourth quarter of our fiscal year or earlier if there is an impairment indicator. No impairment was recognized during either of the three month periods ended March 31, 2017 and 2016.

Intangibles, net

The following table provides the gross carrying amount and accumulated amortization for each major class of intangibles (in thousands):

	As of March 31, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$108,983	$29,659	$79,324	$80,909	$27,533	$53,376
Covenants not-to-compete	10,238	3,003	7,235	8,602	2,466	6,136
Trademarks and tradenames	52,698	11,227	41,471	37,303	10,498	26,805
Backlog	13,400	2,233	11,167	—	—	—

	$185,319	$46,122	$139,197	$126,814	$40,497	$86,317

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The gross carrying amount of intangibles increased approximately $58.5 million during the three months ended March 31, 2017 primarily due to business combinations. See Note 11, Business Combinations, for more information. Remaining estimated aggregate annual amortization expense is as follows (amounts, in thousands, are for the fiscal year ended):

Remainder of 2017	$19,437
2018	21,140
2019	16,168
2020	15,568
2021	14,550
Thereafter	52,334

NOTE 4 – LONG-TERM DEBT

Debt consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2017	2016
Term loans, in effect, net of unamortized debt issuance costs of
$399 and $447, respectively	$94,601	$95,803
Delayed draw term loans, in effect, net of unamortized debt issuance costs of $499 and $50, respectively	124,501	12,450
Vehicle and equipment notes, maturing March 2022; payable in various monthly installments, including interest rates ranging from
2% to 4%	40,311	38,186
Various notes payable, maturing through March 2025; payable in various installments, including interest rates ranging from 4% to 6%	4,764	4,988

	264,177	151,427
Less: current maturities	(27,350)	(17,192)

Long-term debt, less current maturities	$236,827	$134,235

On February 29, 2016, we entered into a Credit and Security Agreement (the “Credit and Security Agreement”) with the lenders named therein. The Credit and Security Agreement amended and restated our previous credit agreement (the “2015 Credit Agreement”), which was scheduled to mature in April 2020. We used a portion of the funds from the Credit and Security Agreement to pay off the outstanding balances under the 2015 Credit Agreement. The Credit and Security Agreement provided for a five-year senior secured credit facility in an aggregate principal amount of up to $325.0 million, consisting of a $100.0 million revolving line of credit (the “Revolving LOC”), a $100.0 million term loan (the “Term Loan”) and a delayed draw term loan facility (the “DDTL”) providing for up to $125.0 million in additional term loan draws during the first year of the Credit and Security Agreement. Under the Revolving LOC, up to an aggregate of $20.0 million was available to us for the issuance of letters of credit and up to an aggregate of $5.0 million was available to us for swing line loans. The Credit and Security Agreement also included an accordion feature which allowed us, at our option but subject to lender and certain other approvals, to add up to an aggregate of $75.0 million in principal amount of term loans or additional revolving credit commitments, subject to the same terms as the Revolving LOC and Term Loan. As of March 31, 2017, there were approximately $17.9 million in letters of credit issued and no borrowings outstanding under the Revolving LOC. All of the obligations under the Credit and Security Agreement were guaranteed by our material domestic subsidiaries, other than Suburban Insulations, Inc.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Loans under the Credit and Security Agreement bore interest at either the eurodollar rate (“LIBOR”) or the base rate (which approximates prime rate), at our election, plus a margin based on the type of rate applied and our leverage ratio. At December 31, 2016, the outstanding balances on the Term Loan and DDTL bore interest at 1-month LIBOR, including margin (2.5%), and at March 31, 2017, the outstanding balances on the Term Loan and the DDTL bore interest at 1-month LIBOR, including margin (2.69%). In addition to interest, we were required to pay commitment fees on the unused portion of the Revolving LOC. The commitment fee rate for the period from February 29, 2016 through August 31, 2016 was 22.5 basis points. Thereafter, the commitment fee rate, like the interest rate spreads, was subject to adjustment based on our leverage ratio, with possible future commitment fees ranging from 20 to 30 basis points per annum. The commitment fee rate from September 1, 2016 to December 31, 2016 was 22.5 basis points and the rate from January 1, 2017 to March 31, 2017 was 25.0 basis points. We were also required to pay a ticking fee of 37.5 basis points per annum on the unused portion of the DDTL until it was fully drawn in January 2017. Any outstanding principal balances on the Term Loan and DDTL would have been due on February 28, 2021.

The Credit and Security Agreement contained covenants that required us to (1) maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 and (2) maintain a leverage ratio of no greater than (a) 3.50 to 1.00 through December 30, 2016; (b) 3.25 to 1.00 on December 31, 2016 through June 29, 2017; (c) 3.00 to 1.00 on June 30, 2017 through December 30, 2017; (d) 2.75 to 1.00 on December 31, 2017 through June 29, 2018; and (e) 2.50 to 1.00 on June 30, 2018 and thereafter. The Credit and Security Agreement also contained various restrictive non-financial covenants and a provision that, upon an event of default (as defined by the Credit and Security Agreement), amounts outstanding under the Credit and Security Agreement would bear interest at the rate as determined above plus 2.0% per annum.

On April 13, 2017 we entered into a term loan agreement for $300 million and an asset-based lending credit agreement for $100 million with up to $50 million for letters of credit (the “Senior Secured Credit Facilities”) with a bank group. We used a portion of the funds from the Senior Secured Credit Facilities to pay off the outstanding balances under our Credit and Security Agreement. See Note 13, Subsequent Events for further information.

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

Total gross assets relating to our master loan and equipment agreements were $50.0 million and $48.7 million as of March 31, 2017 and December 31, 2016, respectively, none of which were fully depreciated as of March 31, 2017 or December 31, 2016, respectively. The net book value of assets under these agreements was $36.7 million and $38.0 million as of March 31, 2017 and December 31, 2016, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts were as follows (in thousands):

March 31,
2017
Costs incurred on uncompleted contracts	$60,187
Estimated earnings	35,118

Total	95,305
Less: Billings to date	92,631

Net under (over) billings	$2,674

Net under (over) billings were as follows (in thousands):

March 31,
2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$6,375
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,701)

Net under (over) billings	$2,674

The asset, costs and estimated earnings in excess of billings on uncompleted contracts, represents revenues recognized in excess of amounts billed and is included in other current assets in our Condensed Consolidated Balance Sheets. The liability, billings in excess of costs and estimated earnings on uncompleted contracts, represents billings in excess of revenues recognized and is included in other current liabilities in our Condensed Consolidated Balance Sheets.

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

Estimated Fair Value of Financial Instruments

Accounts receivable, accounts payable and accrued liabilities as of March 31, 2017 and December 31, 2016 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of the long-term debt, including the Term Loan, DDTL and Revolving LOC, approximate fair value as of March 31, 2017 and December 31, 2016 due to the short term maturities of the underlying variable rate LIBOR agreements. The carrying amounts of the obligations associated with our capital leases and vehicle and equipment notes approximate fair value as of March 31, 2017 and December 31, 2016 because we have incurred the obligations within recent fiscal years when the interest rate markets have been low and stable. All debt classifications represent Level 2 fair value measurements.

NOTE 7 – EMPLOYEE BENEFITS

Healthcare

Our healthcare benefit expense (net of employee contributions) for all plans was approximately $4.0 million and $4.3 million for the three months ended March 31, 2017 and 2016, respectively. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $1.8 million and $1.7 million as of March 31, 2017 and December 31, 2016, respectively.

Workers’ Compensation

Workers’ compensation expense totaled $4.1 million and $3.0 million for the three months ended March 31, 2017 and 2016, respectively. Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Included in other current liabilities	$4,122	$4,595
Included in other long-term liabilities	9,035	7,052

	$13,157	$11,647

We also had an insurance receivable for claims that exceeded the stop loss limit included on the Condensed Consolidated Balance Sheets. That receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	March 31,	December 31,
	2017	2016
Included in other non-current assets	$1,231	$1,249

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Share-Based Compensation

Directors

We periodically grant shares of restricted stock to members of our Board of Directors. Accordingly, we record compensation expense within administrative expenses on the Condensed Consolidated Statements of Operations at the time of the grant. No shares were granted to our directors during the three months ended March 31, 2017 or 2016.

Employees

During the three months ended March 31, 2017, our employees surrendered approximately one thousand shares of our common stock to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2014 Omnibus Incentive Plan. Share-based compensation expense associated with non-performance-based awards was $0.4 million for the three months ended March 31, 2017 and $0.5 million for the three months ended March 31, 2016. We recognized excess tax benefits of $0.1 million and $0.2 million within the income tax provision in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, respectively.

Nonvested common stock awards for employees as of December 31, 2016 and changes during the three months ended March 31, 2017 were as follows:

	Common Stock Awards	Weighted Average Grant Date Fair Market Value Per Share
Nonvested common stock awards at December 31, 2016	161,174	$26.36
Granted	—	—
Vested	(9,561)	21.79
Forfeited	(362)	26.98

Nonvested common stock awards at March 31, 2017	151,251	$26.65

As of March 31, 2017, there was $2.7 million of unrecognized compensation expense related to these nonvested common stock awards. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 2.0 years. Shares forfeited are returned as treasury shares and available for future issuances.

As of March 31, 2017, approximately 2.6 million shares of common stock were available for issuance under the 2014 Omnibus Incentive Plan.

Performance-Based Stock

During the three months ended March 31, 2017, we established, and our Board of Directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2018 contingent upon achievement of these targets. Share-based compensation expense associated with these performance-based awards was $0.1 million for the three months ended March 31, 2017.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nonvested performance-based stock awards for employees as of December 31, 2016 and changes during the three months ended March 31, 2017 were as follows:

	Performance- Based Stock Awards	Weighted Average Grant Date Fair Market Value Per Share
Nonvested performance-based stock awards at December 31, 2016	—	$—
Granted	77,254	41.00
Vested	—	—
Cancelled	—	—

Nonvested performance-based stock awards at March 31, 2017	77,254	$41.00

As of March 31, 2017, there was $3.0 million of unrecognized compensation expense related to nonvested performance-based common stock awards. This expense is subject to future adjustments for forfeitures and is expected to be recognized over the remaining weighted-average period of 2.6 years using the graded-vesting method.

NOTE 8 – INCOME TAXES

Our provision for income taxes as a percentage of pretax earnings (the “effective tax rate”) is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.

During the three months ended March 31, 2017, the effective tax rate was 37.3%. This rate was favorably impacted by deductions related to domestic production activities and usage of net operating losses for a tax filing entity that previously had a full valuation allowance. The favorable impact was partially offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

NOTE 9 – RELATED PARTY TRANSACTIONS

We sell installation services to other companies related to us through common or affiliated ownership and/or Board of Directors and/or management relationships. We also purchase services and materials and pay rent to companies with common or affiliated ownership.

We lease our headquarters and certain other facilities from related parties. See Note 10, Commitments and Contingencies, for future minimum lease payments to be paid to these related parties.

For the three months ended March 31, 2017 and 2016, the amount of sales to related parties as well as the purchases from and rent expense paid to related parties were as follows (in thousands):

	Three months ended
	March 31,
	2017	2016
Sales	$2,336	$1,527
Purchases	291	103
Rent	296	155

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2017 and December 31, 2016, we had related party balances of approximately $1.9 million and $1.5 million, respectively, included in accounts receivable on our Condensed Consolidated Balance Sheets. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer is a member of our Board of Directors, accounted for $0.8 million of these balances as of March 31, 2017 and December 31, 2016.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Accrued General Liability

Accrued general insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Included in other current liabilities	$1,857	$1,949
Included in other long-term liabilities	8,108	7,104

	$9,965	$9,053

We also had insurance receivables included on the Condensed Consolidated Balance Sheets that, in aggregate, offset an equal liability included within the reserve amounts noted above. The amounts were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Insurance receivable and indemnification asset for claims under a fully insured policy	$2,773	$2,773
Insurance receivable for claims that exceeded the stop loss limit	—	26

Total insurance receivables included in other non-current assets	$2,773	$2,799

Leases

We are obligated under capital leases covering vehicles and certain equipment. The vehicle and equipment leases generally have terms ranging from four to six years. Total gross assets relating to capital leases were approximately $64.1 million and $64.2 million as of March 31, 2017 and December 31, 2016, respectively, and a total of approximately $22.3 million and $22.8 million were fully depreciated as of March 31, 2017 and December 31, 2016, respectively. The net book value of assets under capital leases was approximately $15.1 million and $16.4 million as of March 31, 2017 and December 31, 2016, respectively. Amortization of assets held under capital leases is included within cost of sales on the Condensed Consolidated Statements of Operations.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) with related parties as of March 31, 2017 are as follows (in thousands):

Remainder of 2017	$868
2018	967
2019	810
2020	566
2021	583
Thereafter	600

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

NOTE 11 – BUSINESS COMBINATIONS

As part of our ongoing strategy to increase market share in certain markets, we completed two business combinations during the three months ended March 31, 2017 and three business combinations during the three months ended March 31, 2016. Acquisition-related costs amounted to $0.6 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively. The goodwill recognized in conjunction with these business combinations is attributable to expected improvement in the business of these acquired companies. We expect to deduct $36.6 million of goodwill for tax purposes as a result of 2017 acquisitions.

2017

On January 5, 2017, we consummated our previously announced acquisition of all of the outstanding shares of Trilok Industries, Inc., Alpha Insulation & Waterproofing, Inc. and Alpha Insulation & Waterproofing Company (“Alpha”) for consideration of approximately $103.8 million in cash, including $21.7 million in contingent consideration to satisfy purchase price adjustments related to cash and net working capital requirements, earnout consideration based on Alpha’s change in EBITDA from 2015 and a customary holdback, $10.9 million by issuing 282,577 shares of our common stock and other seller obligations totaling $2.0 million. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 were $28.2 million and $0.9 million, respectively.

On March 20, 2017, we acquired substantially all of the assets of Custom Glass Atlanta, Inc. and Atlanta Commercial Glazing, Inc. The purchase price consisted of cash of $3.3 million and seller obligations of $0.5 million. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2017 were $0.5 million and $21 thousand, respectively.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2016

On January 25, 2016, we acquired substantially all of the assets of Key Green Builder Services, LLC d/b/a Key Insulation. The purchase price consisted of cash of $5.0 million and seller obligations of $0.7 million. Revenue and net loss since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 were $2.1 million and $(28) thousand, respectively.

On February 2, 2016, we acquired substantially all of the assets of Marshall Insulation, LLC. The purchase price consisted of cash of $0.9 million and seller obligations of $0.1 million. Revenue and net loss since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 were $0.6 million and $(86) thousand, respectively.

On February 29, 2016, we acquired substantially all of the assets of Kern Door Company, Inc. The purchase price consisted of cash of $2.9 million and seller obligations of $0.1 million. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 were $0.3 million and $13 thousand, respectively.

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following as of March 31 and may be adjusted during the valuation period since acquisition (in thousands):

	2017			2016
	Alpha	Other	Total	Total
Estimated fair values:
Cash	$247	$—	$247	$—
Accounts receivable	30,405	1,096	31,501	1,518
Inventories	1,751	772	2,523	311
Other current assets	6,030	—	6,030	8
Property and equipment	1,528	462	1,990	789
Intangibles	57,100	1,904	59,004	5,036
Goodwill	36,452	496	36,948	3,220
Other non-current assets	150	82	232	24
Accounts payable and other current liabilities	(16,992)	(1,001)	(17,993)	(1,239)

Fair value of assets acquired and purchase price	116,671	3,811	120,482	9,667
Less fair value of common stock issued	10,859	—	10,859	—
Less seller obligations	2,002	501	2,503	870

Cash paid	$103,810	$3,310	$107,120	$8,797

Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party and internal valuations are finalized, certain tax aspects of the transaction are completed, and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Goodwill and intangibles per the above table do not agree to the total gross increases of these assets as shown in Note 3—Goodwill and Intangibles during the three months ended March 31, 2017 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added during the ordinary course of business. In addition, goodwill and intangibles increased during the three months ended March 31, 2017 due to an immaterial tuck-in acquisition that does not appear in the above table.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Estimates of acquired intangible assets related to the acquisitions are as follows for the three months ended March 31 (dollars in thousands):

	2017		2016
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$28,501	8	$3,067	8
Trademarks and trade names	15,496	15	1,535	15
Non-competition agreements	1,607	5	434	5
Backlog	13,400	1.5	—	—

Pro Forma Information

The unaudited pro forma information for the combined results of the Company has been prepared as if the 2017 acquisitions had taken place on January 1, 2016 and the 2016 acquisitions had taken place on January 1, 2015. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2016 and 2015, respectively, and the unaudited pro forma information does not purport to be indicative of future financial operating results. See Note 12, Business Combinations, to our audited financial statements in Item 8 of Part II of our 2016 Form 10-K for additional information on 2016 acquisitions included in the table below (in thousands, except per share data):

	Pro forma for the three months ended March 31,
	2017	2016
Net revenue	$258,289	$232,345
Net income	$6,579	$6,559
Basic and diluted net income per share	$0.21	$0.21

Unaudited pro forma net income reflects additional intangible asset amortization expense of $56 thousand and $4.2 million for the three months ended March 31, 2017 and 2016, respectively, as well as additional income tax expense of $0.1 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively, and additional interest expense of $0.5 million for the three months ended March 31, 2016 that would have been recorded had the 2017 acquisitions taken place on January 1, 2016 and the 2016 acquisitions taken place on January 1, 2015. There was no additional interest expense for the three months ended March 31, 2017.

NOTE 12 –INCOME PER COMMON SHARE

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Diluted net income per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per share calculation when dilutive. Diluted net income per share was as follows (in thousands, except share and per share data):

	For the three months ended March 31,
	2017	2016
Net income - basic and diluted	$6,364	$5,813

Weighted average number of common shares outstanding	31,590,478	31,242,237
Dilutive effect of outstanding common stock awards after application of the Treasury Stock Method	96,578	88,734

Diluted shares outstanding	31,687,056	31,330,971
Basic and diluted net income per share	$0.20	$0.19

None of the non-vested common stock awards had an antidilutive effect on diluted net income per share for either of the three months ended March 31, 2017 or 2016.

NOTE 13 – SUBSEQUENT EVENTS

New Senior Secured Credit Agreements

On April 13, 2017 (the “Closing Date”), we entered into a term loan credit agreement (the “Term Loan Agreement”) with the lenders named therein and Royal Bank of Canada as term administrative agent and RBC Capital Markets, UBS Securities LLC and Jefferies Finance LLC as joint lead arrangers and joint bookrunners. The Term Loan Agreement, subject to the terms and conditions set forth therein, provides for a new seven-year $300,000,000 term loan facility (the “Term Loan”).

On the Closing Date, we also entered into an asset-based lending credit agreement (the “ABL Credit Agreement” and together with the Term Loan Agreement, the “Senior Secured Credit Agreements”) with the subsidiary guarantors from time to time party thereto, the financial institutions from time to time party thereto, and SunTrust Bank, as issuing bank, swing bank and administrative agent, with SunTrust Robinson Humphrey, Inc. as left lead arranger and bookrunner. The ABL Credit Agreement provides for a revolving credit facility of up to approximately $100,000,000 with a sublimit up to $50,000,000 for the issuance of letters of credit (the “ABL Revolver”), which may be reduced or increased pursuant to the ABL Credit Agreement. The borrowing base for the ABL Revolver, which determines availability under the facility, is based on a percentage of the value of certain of assets comprising the ABL Priority Collateral (as defined below).

Proceeds from the Senior Secured Credit Facilities were used to repay in full all amounts outstanding under the Credit and Security Agreement.

The Term Loan amortizes in quarterly principal payments of $750,000 starting on September 30, 2017, with any remaining unpaid balances due on April 15, 2024, which is the maturity date. Loans incurred under the ABL Revolver will have a final maturity of April 13, 2022.

Subject to certain exceptions, the Term Loan will be subject to mandatory pre-payments equal to (i) 100% of the net cash proceeds from issuances or incurrence of debt by the Company or any of its restricted subsidiaries (other than with respect to certain permitted indebtedness); (ii) 100% of the net cash proceeds from certain sales or dispositions of assets by the Company or any of its restricted subsidiaries in excess

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of a certain amount and subject to customary reinvestment provisions and certain other expenses; and (iii) 50% (with step-downs to 25% and 0% based upon achievement of specified net leverage ratios) of excess cash flow of the Company and its restricted subsidiaries in excess of $5,000,000, subject to customary exceptions and limitations.

All of the obligations under the Senior Secured Credit Facilities will be guaranteed by all of our existing and future restricted subsidiaries (the “Guarantors”).

All obligations under the Senior Secured Credit Facilities, and the guarantees of those obligations, will be secured by substantially all of our assets and the Guarantors subject to certain exceptions and permitted liens, including (i) with respect to the Term Loan, a first-priority security interest in such assets that constitute Term Loan Priority Collateral and a second-priority security interest in such assets that constitute ABL Priority Collateral and (ii) with respect to the ABL Revolver, a first-priority security interest in such assets that constitute ABL Priority Collateral and a second-priority security interest in such assets that constitute Term Loan Priority Collateral.

“ABL Priority Collateral” includes substantially all presently owned and after-acquired accounts receivable, inventory, rights of an unpaid vendor with respect to inventory, deposit accounts, commodity accounts, securities accounts and lock boxes, investment property, cash and cash equivalents, and instruments and chattel paper and general intangibles, books and records, supporting obligations and documents and related letters of credit, commercial tort claims or other claims related to and proceeds of each of the foregoing.

“Term Loan Priority Collateral” includes all assets that are not ABL Priority Collateral.

Loans under the Senior Secured Credit Facilities will bear interest based on, at the Company’s election, either the base rate or the Eurodollar rate plus, in each case, an applicable margin (the “Applicable Margin”). The Applicable Margin in respect of loans under (i) the Term Loan Agreement will be (A) 3.00% in the case of Eurodollar rate loans and (B) 2.00% in the case of base rate loans, and (ii) the ABL Facility will be (A) 1.25%, 1.50% or 1.75% in the case of Eurodollar rate loans (based on a measure of availability under the ABL Facility) and (B) 0.25%, 0.50% or 0.75% in the case of base rate loans (based on a measure of availability under the ABL Facility).

In addition, we will pay a closing fee of 1.25% of the Term Loan amount and customary commitment fees and letter of credit fees under the ABL Credit Agreement. The commitment fees will vary based upon a measure of our utilization under the ABL Revolver.

The Senior Secured Credit Facilities each contain a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability and the Guarantors ability to: incur indebtedness; incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends or other distributions; make acquisitions, investments, guarantees, loans and advances; prepay certain indebtedness; change the nature of their business; engage in certain transactions with affiliates; and incur restrictions on contractual obligations limiting interactions between us and our subsidiaries or limit actions in relation to the Senior Secured Credit Facilities.

The ABL Credit Agreement also contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of 1.00 to 1.00 in the event that we do not meet a minimum measure of availability under the ABL Revolver.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Senior Secured Credit Agreements contains customary events of default, subject to certain grace periods, thresholds and materiality qualifiers. Such events of default include, without limitation: non-payment of obligations; the material inaccuracy of any representations or warranties; failure to perform or observe covenants; a default related to other material debt that could result in the acceleration of that debt; certain events of bankruptcy or insolvency; judgments for the payment of money in excess of $50,000,000 in the aggregate that remains unpaid or unstayed and undischarged for a period of 60 consecutive days; and a change of control of the Company. The occurrence and continuance of an event of default could result in, among other things, acceleration of amounts owing under the Senior Secured Credit Agreements and termination of the Senior Secured Credit Agreements.

Under the Term Loan Agreement, if upon the occurrence and during the continuance of certain events of default, any principal of or interest on any loan under the Term Loan Agreement or any fee or other amount payable by us is not paid when due, whether at stated maturity, upon acceleration or otherwise, such overdue amount will bear interest at a rate per annum equal to (i) in the case of overdue principal of any loan under the Term Loan Agreement, 2.00% per annum plus the rate otherwise applicable to such loan, or (ii) in the case of any other amount, 2.00% per annum plus interest rate for base rate loans as described above.

Under the ABL Credit Agreement, during an event of default, interest on the outstanding and overdue obligations arising under the ABL Credit Agreement and the related loan documents may, at the administrative agent’s election, and shall, at the request of the Majority Lenders (as defined in the ABL Credit Agreement), accrue at a simple per annum interest rate equal to, with respect to all outstanding obligations under the ABL Credit Agreement, the sum of (i) the applicable interest rate basis, if any, with respect to the applicable obligation, plus (ii) the Applicable Margin for such interest rate basis, plus (iii) 2.00% (the “ABL Default Rate”); provided, however, that the ABL Default Rate will automatically deemed to be invoked at all times with respect to overdue obligations under the ABL Credit Agreement and the related loan documents that have been accelerated or deemed accelerated under the ABL Credit Agreement.

Business Combinations

On May 1, 2017, we acquired substantially all of the assets of Legacy Glass & Supply, Inc. for total consideration of approximately $2.2 million, subject to a working capital adjustment. The initial accounting for the business combination was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Quarterly Report on Form 10-Q. As a result, disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in “Item 1. Financial Statements” of this Form 10-Q, as well as our 2016 Form 10-K.

OVERVIEW

We are the second largest new residential insulation installer in the United States based on our internal estimates, with a national platform consisting of over 100 locations serving customers in all 48 continental states and the District of Columbia. Our acquisition of Alpha in January 2017 expands our market position in commercial insulation installation and strengthens our complementary installed product offerings in waterproofing, fire-stopping and fireproofing. We also install other complementary building products, including garage doors, rain gutters, shower doors, closet shelving and mirrors. Substantially all of our net revenue comes from service-based installation of these products in the residential new construction, repair and remodel and commercial construction end markets.

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

Contracts fulfilled by Alpha are primarily accounted for under the percentage-of-completion method of accounting. When the percentage-of-completion method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. The costs of earned revenue include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. As a result of the acquisition of Alpha, we currently estimate backlog to be $86.8 million as of March 31, 2017. Backlog represents expected revenue on uncompleted contracts, including the amount of revenue on contracts for which our work has not yet commenced, less the revenue recognized under these contracts.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Net revenue

For the three months ended March 31, 2017, net revenue increased $64.0 million or 33.4%, to $255.7 million from $191.7 million for the three months ended March 31, 2016. The increase in net revenue included revenue from acquisitions of approximately $47.3 million. Approximately $9.0 million was predominantly attributable to organic growth in the volume of completed jobs in all of our end markets. The remaining increase in net revenue of $7.7 million resulted from a variety of factors, including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. None of these additional factors was more significant than any other.

Cost of sales

For the three months ended March 31, 2017, cost of sales increased $46.4 million, or 33.8%, to $183.5 million from $137.1 million for the three months ended March 31, 2016. As a percentage of net revenue, cost of sales increased to 71.8% during the three months ended March 31, 2017 from 71.5% during the three months ended March 31, 2016. On a dollar basis, cost of sales included increases from acquired businesses of approximately $33.7 million. Approximately $6.2 million was predominantly attributable to organic growth in the volume of completed jobs in the residential new construction end market. Additionally, cost of sales increased $6.5 million as a result of a variety of factors including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. None of these additional factors was more significant than any other.

Gross Profit

For the three months ended March 31, 2017, gross profit increased $17.6 million to $72.2 million from $54.6 million for the three months ended March 31, 2016. As a percentage of net revenue, gross profit decreased to 28.2% for the three months ended March 31, 2017 from 28.5% for the three months ended March 31, 2016.

Operating expenses

Selling

For the three months ended March 31, 2017, selling expenses increased $2.7 million, or 24.7%, to $14.0 million from $11.3 million for the three months ended March 31, 2016. As a percentage of net revenue, selling expenses decreased to 5.5% during the three months ended March 31, 2017 from 5.9% during the three months ended March 31, 2016. On a dollar basis, the increase in selling expenses was primarily due to higher wages, benefits and commissions of $1.9 million and increased bad debt costs of $0.7 million which supported both organic and acquisition-related growth. The remaining increase of $0.1 million included individually minor increases in several categories necessary to support our growing business.

Administrative

For the three months ended March 31, 2017, administrative expenses increased $9.0 million, or 29.6%, to $39.3 million from $30.3 million for the three months ended March 31, 2016. The increase in administrative expenses is generally related to the cost of completing acquisitions, the ongoing costs associated with these newly-acquired entities and costs to support our growth. Wages and benefits increased $4.4 million, of which $3.8 million was attributable to acquisitions and $0.6 million was to support our growth. In addition, facility costs increased $1.3 million to support both organic and acquisition related growth. The remaining increase in administrative expenses of $3.3 million was due to $1.1 million of increased general liability insurance costs due to claims development and to support growth, $0.9 million of increased accounting and legal fees to facilitate our transition into a large accelerated filer and $0.3 million of increased information technology-related expenses. The remaining increase in administrative expenses of $1.0 million included individually minor increases in several categories necessary to support our growing business.

Amortization

For the three months ended March 31, 2017, amortization expense increased $3.9 million to $6.4 million from $2.5 million for the three months ended March 31, 2016. The increase in amortization expense was attributable to the increase in finite-lived intangible assets obtained as a result of acquisitions.

Other expense

For the three months ended March 31, 2017, other expense increased $0.6 million to $2.3 million from $1.7 million for the three months ended March 31, 2016 due to increased interest expense on higher debt levels to support our growth related to acquisitions.

Income tax provision

During the three months ended March 31, 2017, we recorded an income tax provision of $3.8 million on our income before income taxes of $10.1 million, or an effective tax rate of 37.3%. This rate was favorably impacted by deductions related to domestic production activities, usage of net operating losses for a tax filing entity which previously had a full valuation allowance and excess tax benefits from share-based compensation arrangements. The favorability was partially offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

During the three months ended March 31, 2016, we recorded an income tax provision of $3.1 million on our income before income taxes of $8.9 million, or an effective tax rate of 34.8%. This rate was favorably impacted by deductions related to domestic production activities and the early adoption of ASU 2016-09. The favorability was partially offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

Liquidity and Capital Resources

Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and meet required principal and interest payments. Our capital resources primarily consist of cash from operations and borrowings under our credit agreements and capital equipment leases and loans.

Since 2012, when housing completions began to increase meaningfully after a previous significant downturn in the residential construction industry, we have experienced improved profitability and liquidity and invested significantly in acquisitions, supported by our cash from operations and our credit agreements. Additionally, we have utilized capital leases and loans to finance the increase in the number of our vehicles and equipment.

In addition, our acquisition of Alpha, which was completed on January 5, 2017, requires us to commit significant resources to the acquisition and ongoing support of Alpha’s business. This acquisition was funded by drawing on our existing credit facility.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months.

Credit and Security Agreement

On April 13, 2017, we entered into a Term Loan Agreement with the lenders named therein and Royal Bank of Canada as term administrative agent and RBC Capital Markets, UBS Securities LLC and Jefferies Finance LLC as joint lead arrangers and joint bookrunners. The Term Loan Agreement, subject to the terms and conditions set forth therein, provides for the new seven-year $300,000,000 Term Loan.

On the Closing Date, we also entered into the ABL Credit Agreement with the subsidiary guarantors from time to time party thereto, the financial institutions from time to time party thereto, and SunTrust Bank, as issuing bank, swing bank and administrative agent, with SunTrust Robinson Humphrey, Inc. as left lead arranger and bookrunner. The ABL Credit Agreement provides for the ABL Revolver of up to approximately $100,000,000 with a sublimit up to $50,000,000 for the issuance of letters of credit, which may be reduced or increased pursuant to the ABL Credit Agreement. The borrowing base for the ABL Revolver, which determines availability under the facility, is based on a percentage of the value of certain of assets comprising the ABL Priority Collateral (as defined below).

Proceeds from the Senior Secured Credit Facilities were used to repay in full all amounts outstanding under the Credit and Security Agreement.

The Term Loan amortizes in quarterly principal payments of $750,000 starting on September 30, 2017, with any remaining unpaid balances due on April 15, 2024, which is the maturity date. Loans incurred under the ABL Revolver will have a final maturity of April 13, 2022.

Subject to certain exceptions, the Term Loan will be subject to mandatory pre-payments equal to (i) 100% of the net cash proceeds from issuances or incurrence of debt by the Company or any of its restricted subsidiaries (other than with respect to certain permitted indebtedness); (ii) 100% of the net cash proceeds from certain sales or dispositions of assets by the Company or any of its restricted subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other expenses; and (iii) 50% (with step-downs to 25% and 0% based upon achievement of specified net leverage ratios) of excess cash flow of the Company and its restricted subsidiaries in excess of $5,000,000, subject to customary exceptions and limitations.

All of the obligations under the Senior Secured Credit Facilities will be guaranteed by all of our existing and future restricted subsidiaries.

All obligations under the Senior Secured Credit Facilities, and the guarantees of those obligations, will be secured by substantially all of our assets and the guarantors subject to certain exceptions and permitted liens, including (i) with respect to the Term Loan, a first-priority security interest in such assets that constitute Term Loan Priority Collateral and a second-priority security interest in such assets that constitute ABL Priority Collateral and (ii) with respect to the ABL Revolver, a first-priority security interest in such assets that constitute ABL Priority Collateral and a second-priority security interest in such assets that constitute Term Loan Priority Collateral.

“ABL Priority Collateral” includes substantially all presently owned and after-acquired accounts receivable, inventory, rights of an unpaid vendor with respect to inventory, deposit accounts, commodity accounts, securities accounts and lock boxes, investment property, cash and cash equivalents, and instruments and chattel paper and general intangibles, books and records, supporting obligations and documents and related letters of credit, commercial tort claims or other claims related to and proceeds of each of the foregoing.

“Term Loan Priority Collateral” includes all assets that are not ABL Priority Collateral.

Loans under the Senior Secured Credit Facilities will bear interest based on, at the Company’s election, either the base rate or the Eurodollar rate plus, in each case, the “Applicable Margin”. The Applicable Margin in respect of loans under (i) the Term Loan Agreement will be (A) 3.00% in the case of Eurodollar rate loans and (B) 2.00% in the case of base rate loans, and (ii) the ABL Facility will be (A) 1.25%, 1.50% or 1.75% in the case of Eurodollar rate loans (based on a measure of availability under the ABL Facility) and (B) 0.25%, 0.50% or 0.75% in the case of base rate loans (based on a measure of availability under the ABL Facility).

In addition, we will pay a closing fee of 1.25% of the Term Loan amount and customary commitment fees and letter of credit fees under the ABL Credit Agreement. The commitment fees will vary based upon a measure of our utilization under the ABL Revolver.

The Senior Secured Credit Facilities each contain a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability and the Guarantors ability to: incur indebtedness; incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends or other distributions; make acquisitions, investments, guarantees, loans and advances; prepay certain indebtedness; change the nature of their business; engage in certain transactions with affiliates; and incur restrictions on contractual obligations limiting interactions between us and our subsidiaries or limit actions in relation to the Senior Secured Credit Facilities.

The ABL Credit Agreement also contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of 1.00 to 1.00 in the event that we do not meet a minimum measure of availability under the ABL Revolver.

The Senior Secured Credit Agreements contains customary events of default, subject to certain grace periods, thresholds and materiality qualifiers. Such events of default include, without limitation: non-payment of obligations; the material inaccuracy of any representations or warranties; failure to perform or observe covenants; a default related to other material debt that could result in the acceleration of that debt; certain events of bankruptcy or insolvency; judgments for the payment of money in excess of $50,000,000 in the aggregate that remains unpaid or unstayed and undischarged for a period of 60 consecutive days; and a change of control of the Company. The occurrence and continuance of an event of default could result in, among other things, acceleration of amounts owing under the Senior Secured Credit Agreements and termination of the Senior Secured Credit Agreements.

Under the Term Loan Agreement, if upon the occurrence and during the continuance of certain events of default, any principal of or interest on any loan under the Term Loan Agreement or any fee or other amount payable by us is not paid when due, whether at stated maturity, upon acceleration or otherwise, such overdue amount will bear interest at a rate per annum equal to (i) in the case of overdue principal of any loan under the Term Loan Agreement, 2.00% per annum plus the rate otherwise applicable to such loan, or (ii) in the case of any other amount, 2.00% per annum plus interest rate for base rate loans as described above.

Under the ABL Credit Agreement, during an event of default, interest on the outstanding and overdue obligations arising under the ABL Credit Agreement and the related loan documents may, at the administrative agent’s election, and shall, at the request of the Majority Lenders (as defined in the ABL Credit Agreement), accrue at a simple per annum interest rate equal to, with respect to all outstanding obligations under the ABL Credit Agreement, the sum of (i) the applicable interest rate basis, if any, with respect to the applicable obligation, plus (ii) the Applicable Margin for such interest rate basis, plus (iii) the 2.00% ABL Default Rate; provided, however, that the ABL Default Rate will automatically deemed to be invoked at all times with respect to overdue obligations under the ABL Credit Agreement and the related loan documents that have been accelerated or deemed accelerated under the ABL Credit Agreement.

Vehicle and Equipment Notes

We are party to a Master Loan and Security Agreement, a Master Equipment Lease Agreement and one or more Master Loan Agreements with various lenders to provide financing for the purpose of purchasing or leasing vehicles and equipment used in the normal course of business. Each financing arrangement under these agreements constitutes a separate note and obligation. Vehicles and equipment purchased or leased under each financing arrangement serve as collateral for the note applicable to such financing arrangement. Regular payments are due under each note for a period of typically 60 consecutive months after the incurrence of the obligation. The specific terms of each note are based on specific criteria, including the type of vehicle or equipment and the market interest rates at the time. No termination date applies to these agreements.

Total gross assets relating to our master loan and equipment agreements were $50.0 million and $48.7 million as of March 31, 2017 and December 31, 2016, respectively, none of which were fully depreciated as of March 31, 2017 or December 31, 2016, respectively. The net book value of assets under these agreements was $36.7 million and $38.0 million as of March 31, 2017 and December 31, 2016, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations.

Letters of Credit and Bonds

We use letters of credit to secure our performance under our general liability and workers’ compensation insurance programs. Our largest workers’ compensation insurance program is considered a high deductible program whereby we are responsible for the cost of claims under approximately $0.8 million. If we do not pay these claims, our workers’ compensation insurance carriers are required to make these payments to the claimants on our behalf. Effective with the plan year beginning October 1, 2015, our largest general liability insurance program is considered a high retention program whereby we are responsible for the cost of claims up to approximately $2.0 million, subject to an aggregate cap of $8.0 million. If we do not pay these claims, our general liability insurance carrier is required to make these payments to the claimants on our behalf. Prior to the claim year beginning October 1, 2015, our largest general liability insurance program has a self-insured retention (“SIR”) of $0.35 million whereby we continue to be responsible for all claims below the SIR and the insurance company continues to be responsible for all liabilities above the SIR. As of March 31, 2017, we had $17.9 million of outstanding letters of credit and $0.3 million in cash securing our performance under these insurance programs.

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span several months. As of March 31, 2017, we had 40 performance bonds outstanding, totaling approximately $13.3 million. The acquisition of Alpha resulted in a significant increase in the level of contracts in the commercial end market, which typically require a greater value of performance bonds. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. As of March 31, 2017, we had 334 permit and license bonds outstanding, totaling approximately $5.4 million. Permit and license bonds are typically issued for one year and are required by certain municipalities when we obtain licenses and permits to perform work in their jurisdictions.

Historical cash flow information

Cash flow from operating activities

Net cash provided by operating activities of $15.7 million and $19.8 million for the three months ended March 31, 2017 and 2016, respectively, consisted primarily of net income of $6.4 million and $5.8 million, respectively, adjusted for non-cash and certain other items. Included in the net cash provided in 2017 were non-cash adjustments for depreciation and amortization expense on our expanded base of property, plant and equipment to support our growth totaling $6.6 million as well as for amortization on our growing intangible asset base from acquisitions totaling $6.4 million. These increases were coupled with changes to certain assets and liabilities, excluding effects of acquisitions, most notably $3.1 million of additional income taxes payable, offset by a reduction of cash of $3.2 million due to increased accounts receivable, decreased accounts payable of $1.8 million primarily due to paying off materials purchases made during the year ended December 31, 2016 to meet a supply agreement that expired in 2016 and a $1.8 million reduction in other liabilities primarily driven by cash payments to employees pertaining to certain compensation arrangements.

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

Cash flows from investing activities

Net cash used in investing activities was $115.0 million and $15.1 million for the three months ended March 31, 2017 and 2016, respectively. In 2017, we made cash payments, net of cash acquired, of $106.9 million on business combinations and $7.8 million primarily to purchase fleet to support our growing business.

In 2016, we made cash payments, net of cash acquired, of $8.8 million on business combinations and $6.5 million primarily to purchase fleet to support our growing business.

Cash flows from financing activities

Net cash provided by financing activities was $109.4 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. Net cash provided in 2017 was primarily due to net proceeds of $111.3 million from our credit agreement to support continuing acquisitions and $4.3 million of proceeds from notes payable to finance our vehicle purchases. This increase in cash was offset by $2.1 million in principal payments on other long term debt, $1.9 million in principal payments on capital lease obligations, and $1.2 million in principal payments on acquisition-related obligations.

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

Capital expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Total capital expenditures, including unpaid purchases as of each balance sheet date, were $7.6 million and $6.5 million for the three months ended March 31, 2017 and 2016, respectively, and primarily related to purchases of vehicles and various equipment to support our operations and increased net revenue. We finance a significant portion of our capital expenditures under the Master Loan and Security Agreement, the Master Equipment Agreement or the Master Loan Agreement, which allow us to benefit from depreciation for tax purposes. These arrangements require us to pay cash up front for vehicles and equipment. We are reimbursed for the upfront cash payments after the assets are financed under the agreements. Of the $7.6 million in capital expenditures during the three months ended March 31, 2017, $4.3 million was converted to a financing arrangement by March 31, 2017 under the Master Loan and Security Agreement, Master Equipment Agreement and one or more Master Loan Agreements.

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

Contractual Obligations

Our enforceable and legally binding obligations as of March 31, 2017, included in the table below are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table:

(in thousands)	Payments due by year (1)
	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter

Long-term debt obligations (2)	$290,535	$25,833	$33,540	$36,992	$36,497	$152,892	$4,781
Capital lease obligations (3)	15,508	5,844	5,109	3,450	966	139	—
Operating lease obligations (4)	36,282	8,881	8,981	6,819	4,645	2,900	4,056

(1)	Our unrecognized tax benefits under ASC 740, “Income Taxes,” have been excluded from the table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.
(2)	Long-term debt obligations include principal and interest payments on our Term Loan and DDTL under the Credit and Security Agreement as well as our notes payable to sellers of acquisitions and vehicles purchased under the Master Loan and Security Agreement, the Master Equipment Agreement, and the Master Loan Agreements. Long-term debt obligations do not include commitment fees on the unused portion of the Revolving LOC or a ticking fee on the unused portion of the DDTL since those fees are subject to change based on the factors described in our Credit and Security Agreement. Interest on seller obligations maturing through March 2025 is estimated using current market rates. See Item 1, Financial Statements, Note 4, Long-Term Debt, for information on our vehicle and equipment notes.
(3)	We maintain certain production vehicles under a capital lease structure. The leases expire on various dates through May 2021. Capital lease obligations, as disclosed above, include estimated interest expense payments. In determining expected interest expense payments, we utilize the rates embedded in the lease documentation.
(4)	We lease certain locations, vehicles and equipment under operating lease agreements, including, but not limited to, corporate offices, branch locations and various office and operating equipment. In some instances, these location lease agreements exist with related parties. See Item 1, Financial Statements, Note 9, Related Party Transactions, for further information.

Off-Balance Sheet Arrangements

As of March 31, 2017, other than operating leases and purchase obligations described above, letters of credit issued under our revolving credit facility and performance and license bonds, we had no material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes for the three months ended March 31, 2017 from the critical accounting policies and estimates as previously disclosed in our 2016 Form 10-K except in the areas of revenue and cost recognition, accounts receivable, share-based compensation and use of estimates as described below:

Revenue and Cost Recognition

Revenue from the sale and installation of products is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price is fixed or determinable; and (iv) the ability to collect is reasonably assured. We recognize revenue using either the completed contract method or the percentage-of-completion method of accounting, depending primarily on length of time required to complete the contract. The completed contract method is used for short-term contracts for which financial position and results of operations reported on the completed-contract basis would not vary materially from those resulting from use of the percentage-of-completion method. Revenue from the sale and installation of products is recognized net of adjustments and discounts and, for revenue using the completed contract method of accounting, at the time the installation is complete. When the percentage-of-completion method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. The costs of earned revenue include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Accounts Receivable

We account for trade receivables based on amounts billed to customers. Past due receivables are determined based on contractual terms. We do not accrue interest on any of our trade receivables.

Retainage receivables represent the amount retained by our customers to ensure the quality of the installation and is received after satisfactory completion of each installation project. Management regularly reviews aging of retainage receivables and changes in payment trends and records an allowance when collection of amounts due are considered at risk. Amounts retained by project owners under construction contracts and included in accounts receivable were $21.1 million and $18.3 million as of March 31, 2017 and December 31, 2016, respectively.

Share-Based Compensation

Our share-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of our stockholders. Restricted stock awards are periodically granted to certain employees, officers and non-employee members of our board of directors under the stockholder-approved 2014 Omnibus Incentive Plan. Most awards are deemed to be equity-based with a service condition and do not contain a market or performance condition with the exception of performance-based awards granted to certain officers. Fair value of the non-performance-based awards to employees and officers is measured at the grant date and amortized to expense over the vesting period of the awards using the straight-line attribution method for all service-based awards with a graded vesting feature. This fair value is reduced by assumed forfeitures and adjusted for actual forfeitures until vesting. We also issue performance stock-based awards to certain officers under our 2014 Omnibus Incentive Plan. The performance-based compensation expense is recorded over the requisite service period using the graded-vesting method for the entire award. Performance-based stock awards are accounted for at fair value at date of grant. Employees and officers are subject to tax at the vesting date based on the market price of the shares on that date, or on the grant date if an election is made.

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the revenue, costs and reserves established under the percentage-of-completion method, allowance for doubtful accounts, valuation allowance on deferred tax assets, valuation of the reporting unit, intangible assets and other long-lived assets, share-based compensation, reserves for general liability and workers’ compensation and medical insurance. Management believes the accounting estimates are appropriate and reasonably determined; however, due to the inherent uncertainties in making these estimates, actual amounts could differ from such estimates.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws, including with respect to the demand for our services, expansion of our national footprint, our ability to capitalize on the new home construction recovery, our ability to strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve profitability and expectations for future demand for our services. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, the factors discussed in the “Risk Factors” section of our 2016 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risk since December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1. Financial Statements, Note 10, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.

Item 1A. Risk Factors

There have been no material changes for the three months ended March 31, 2017 from the risk factors as disclosed in our 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 5, 2017, we acquired all of the outstanding shares of Alpha. The purchase price for the acquisition was approximately $103.8 million in cash including $21.7 million in contingent consideration, $10.9 million by issuing 282,577 shares of our common stock to two individuals who are the sole direct or indirect equityholders of the sellers of the acquired shares and seller obligations totaling $2.0 million. The common shares issued were not registered under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act.

The following table shows the stock repurchase activity for the three months ended March 31, 2017:

	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased under the Plan or Programs
January 1 - 31, 2017	—	$—	—	—
February 1 - 28, 2017	—	—	—	—
March 1 - 31, 2017	1,030	52.75	—	—

	1,030	$52.75	—	—

[1]    Consists of shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 9,561 shares of restricted stock awarded under our 2014 Omnibus Incentive Plan.

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

Date: May 8, 2017

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed or Furnished with this Quarterly Report on Form 10-Q for the three months ended March 31, 2017

Exhibit Number	Description	Incorporation by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit (s)	Filing Date

10.29	Term Loan Credit Agreement, dated April 13, 2017, by and among Installed Building Products, Inc., the lenders party thereto from time to time, Royal Bank of Canada, as term administrative agent, and RBC Capital Markets, UBS Securities LLC and Jefferies Finance LLC as joint lead arrangers and joint bookrunners.	8-K		10.1	04/17/17

10.30	Credit Agreement, dated April 13, 2017, by and among Installed Building Products, Inc., the subsidiary guarantors from time to time party thereto, the financial institutions from time to time party thereto, and SunTrust Bank, as issuing bank, swing bank and administrative agent, with SunTrust Robinson Humphrey, Inc. as left lead arranger and bookrunner.	8-K		10.2	04/17/17

10.31	ABL/Term Loan Intercreditor Agreement, dated April 13, 2017, by and among Installed Building Products, Inc., SunTrust Bank, as ABL agent, Royal Bank of Canada, as term loan agent, and each of the agents and certain of the Company’s subsidiaries from time to time party thereto.	8-K		10.3	04/17/17

10.32	Term Collateral Agreement, dated April 13, 2017, among Installed Building Products, Inc., certain of its subsidiaries and Royal Bank of Canada, as term collateral agent.	8-K		10.4	04/17/17

10.33	ABL Security Agreement, dated April 13, 2017, among Installed Building Products, Inc., certain of its subsidiaries and SunTrust Bank, as administrative agent.	8-K		10.5	04/17/17

10.34	Term Guarantee Agreement, dated April 13, 2017, among certain of Installed Building Products, Inc.’s subsidiaries and Royal Bank of Canada, as term collateral agent.	8-K		10.6	04/17/17

10.35	Form of Restricted Stock Agreement for awards made on or after April 19, 2017. #					X

10.36	Form of Performance Share Agreement for awards made on or after April 19, 2017. #					X

Exhibit Number	Description	Incorporation by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit (s)	Filing Date
10.37	Form of Stock Award Agreement. #					X

10.38	Form of Performance-Based Cash Award Agreement. #					X

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101 (a)	Financial statements in XBRL Format					X

#	Indicates management contract or compensatory plan.