Form 10-Q
period 2017-06-30
Installed Building Products, Inc.
filed 2017-08-07
CIK 1580905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

On July 31, 2017 the registrant had 31,862,753 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$66,690	$14,482
Investments	25,293	—
Accounts receivable (less allowance for doubtful accounts of $4,745 and $3,397 at June 30, 2017 and December 31, 2016, respectively)	176,769	128,466
Inventories	43,198	40,229
Other current assets	16,027	9,214

Total current assets	327,977	192,391
Property and equipment, net	73,971	67,788
Non-current assets
Goodwill	148,031	107,086
Intangibles, net	139,426	86,317
Other non-current assets	10,021	8,513

Total non-current assets	297,478	201,916

Total assets	$699,426	$462,095

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt	$13,506	$17,192
Current maturities of capital lease obligations	6,204	6,929
Accounts payable	76,103	67,921
Accrued compensation	23,083	18,212
Other current liabilities	24,866	19,851

Total current liabilities	143,762	130,105
Long-term debt	326,968	134,235
Capital lease obligations, less current maturities	7,715	8,364
Deferred income taxes	13,796	14,239
Other long-term liabilities	22,069	21,175

Total liabilities	514,310	308,118
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common Stock; $0.01 par value: 100,000,000 authorized, 32,524,934 and 32,135,176 issued and 31,862,945 and 31,484,774 shares outstanding at June 30, 2017 and December 31, 2016, respectively	325	321
Additional paid in capital	172,006	158,581
Retained earnings	25,631	7,294
Treasury Stock; at cost: 661,989 and 650,402 shares at June 30, 2017 and December 31, 2016, respectively	(12,769)	(12,219)
Accumulated other comprehensive loss	(77)	—

Total stockholders’ equity	185,116	153,977

Total liabilities and stockholders’ equity	$699,426	$462,095

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net revenue	$282,196	$211,913	$537,865	$403,611
Cost of sales	197,268	149,670	380,765	286,777

Gross profit	84,928	62,243	157,100	116,834
Operating expenses
Selling	13,650	11,960	27,676	23,211
Administrative	41,761	30,890	81,022	61,173
Amortization	6,550	2,810	12,966	5,289

Operating income	22,967	16,583	35,436	27,161
Other expense
Interest expense	4,865	1,509	7,035	3,061
Other	131	121	283	225

Income before income taxes	17,971	14,953	28,118	23,875
Income tax provision	5,998	4,960	9,781	8,069

Net income	$11,973	$9,993	$18,337	$15,806

Other comprehensive loss, net of tax:
Unrealized loss on cash flow hedge, net of tax benefit of $50 for the three and six months ended June 30, 2017	(77)	—	(77)	—

Comprehensive income	$11,896	$9,993	$18,260	$15,806

Basic net income per share	$0.38	$0.32	$0.58	$0.51

Diluted net income per share	$0.38	$0.32	$0.58	$0.50

Weighted average shares outstanding:
Basic	31,646,460	31,317,632	31,618,624	31,279,935
Diluted	31,709,554	31,347,067	31,698,460	31,339,019

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(in thousands, except share amounts)

			Additional				Accumulated Other
	Common Stock		Paid In	Accumulated	Treasury Shares		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity
BALANCE - January 1, 2016	31,982,888	$320	$156,688	$(31,142)	(616,560)	$(11,383)	$—	$114,483

Net Income				15,806				15,806
Issuance of Common Stock Awards to Employees	143,528	1	(1)					—
Surrender of Common Stock Awards by Employees					(32,367)	(836)		(836)
Share-Based Compensation Expense			871					871
Share-Based Compensation Issued to Directors	8,760		300					300

BALANCE - June 30, 2016	32,135,176	$321	$157,858	$(15,336)	(648,927)	$(12,219)	$—	$130,624

			Additional				Accumulated Other
	Common Stock		Paid In	Retained	Treasury Shares		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
BALANCE - January 1, 2017	32,135,176	$321	$158,581	$7,294	(650,402)	$(12,219)	$—	$153,977

Net Income				18,337				18,337
Issuance of Common Stock for Acquisition	282,577	3	10,856					10,859
Issuance of Common Stock Awards to Employees	101,241	1	(1)					—
Surrender of Common Stock Awards by Employees					(11,587)	(550)		(550)
Share-Based Compensation Expense			2,270					2,270
Share-Based Compensation Issued to Directors	5,940		300					300
Other Comprehensive Loss, Net of Tax							(77)	(77)

BALANCE - June 30, 2017	32,524,934	$325	$172,006	$25,631	(661,989)	$(12,769)	$(77)	$185,116

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$18,337	$15,806
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	13,482	11,281
Amortization of intangibles	12,966	5,289
Amortization of deferred financing costs and debt discount	424	179
Provision for doubtful accounts	1,807	1,181
Write-off of debt issuance costs	1,201	286
Gain on sale of property and equipment	(190)	(173)
Noncash stock compensation	2,570	1,171
Deferred income taxes	—	708
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(17,421)	(9,742)
Inventories	342	(3,310)
Other assets	(1,263)	2,442
Accounts payable	(2,043)	6,632
Income taxes payable/receivable	(4,102)	(873)
Other liabilities	2,316	5,283

Net cash provided by operating activities	28,426	36,160

Cash flows from investing activities
Purchases of investments	(25,328)	—
Purchases of property and equipment	(14,681)	(13,424)
Acquisitions of businesses, net of cash acquired of $247 and $0, respectively	(116,883)	(29,948)
Proceeds from sale of property and equipment	451	384
Other	(1,532)	—

Net cash used in investing activities	(157,973)	(42,988)

Cash flows from financing activities
Proceeds from revolving line of credit under credit agreement applicable to respective period (Note 5)	—	37,975
Payments on revolving line of credit under credit agreement applicable to respective period (Note 5)	—	(37,975)
Proceeds from term loan under credit agreement applicable to respective period (Note 5)	300,000	100,000
Payments on term loan under credit agreement applicable to respective period (Note 5)	(96,250)	(49,375)
Proceeds from delayed draw term loan under credit agreement applicable to respective period (Note 5)	112,500	12,500
Payments on delayed draw term loan under credit agreement applicable to respective period (Note 5)	(125,000)	(50,000)
Proceeds from vehicle and equipment notes payable	9,317	11,039
Debt issuance costs	(7,940)	(1,238)
Principal payments on long term debt	(4,915)	(2,591)
Principal payments on capital lease obligations	(3,738)	(4,556)
Acquisition-related obligations	(1,669)	(1,191)
Surrender of common stock awards by employees	(550)	(836)

Net cash provided by financing activities	181,755	13,752

Net change in cash	52,208	6,924
Cash at beginning of period	14,482	6,818

Cash at end of period	$66,690	$13,742

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$5,634	$2,537
Income taxes, net of refunds	13,401	8,355

Supplemental disclosure of noncash investing and financing activities
Common stock issued for acquisition of business	10,859	—
Vehicles capitalized under capital leases and related lease obligations	2,519	2,033
Seller obligations in connection with acquisition of businesses	3,025	2,430
Unpaid purchases of property and equipment included in accounts payable	658	—

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION

Installed Building Products, Inc. (“IBP”), a Delaware corporation formed on October 28, 2011, and its wholly-owned subsidiaries and majority-owned subsidiary (collectively referred to as the “Company” and “we,” “us” and “our”) primarily install insulation, waterproofing, fire-stopping, fireproofing, garage doors, rain gutters, shower doors, closet shelving and mirrors and other products for residential and commercial builders located in the continental United States. The Company operates in over 100 locations and its corporate office is located in Columbus, Ohio.

We have one operating segment and a single reportable segment. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects from our national network of branch locations. Commercial sales have increased primarily due to the acquisition of Trilok Industries, Inc., Alpha Insulation & Waterproofing, Inc. and Alpha Insulation & Waterproofing Company (collectively, “Alpha”). See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information. The following table sets forth the percentage of our net revenue by end market:

	Three and six months ended June 30,
	2017	2016
Residential	83%	88%
Commercial	17	12

	100%	100%

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include all of our wholly-owned subsidiaries and majority owned subsidiaries. The non-controlling interest relating to a majority-owned subsidiary is not significant for presentation. All intercompany accounts and transactions have been eliminated.

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

Our interim operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected in future operating quarters. See Item 1A. Risk Factors in our 2016 Form 10-K for additional information regarding risk factors that may impact our results.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 to the consolidated financial statements in our 2016 Form 10-K describes the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no changes to our significant accounting policies during the three or six months ended June 30, 2017 except in the areas of derivative and hedging activities, revenue and cost recognition, investments, accounts receivable, share-based compensation, and use of estimates as described below.

Accounting Policy for Derivative Instruments and Hedging Activities

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

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

Investment Policy

Marketable securities with original maturities longer than three months but less than one year from the balance sheet date are classified as investments within current assets. These investments consist of highly liquid instruments including corporate bonds and commercial paper. Investments for which we have the ability and positive intent to hold to maturity are carried at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of June 30, 2017, all of our investments were classified as held-to-maturity.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounts Receivable

We account for trade receivables based on amounts billed to customers. Past due receivables are determined based on contractual terms. We do not accrue interest on any of our trade receivables.

Retainage receivables represent the amount retained by our customers to ensure the quality of the installation and is received after satisfactory completion of each installation project. Management regularly reviews aging of retainage receivables and changes in payment trends and records an allowance when collection of amounts due are considered not probable. Amounts retained by project owners under construction contracts and included in accounts receivable were $21.5 million and $10.3 million as of June 30, 2017 and December 31, 2016, respectively.

Share-Based Compensation

Our share-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of our stockholders. Restricted stock awards are periodically granted to certain employees, officers and non-employee members of our board of directors under the stockholder-approved 2014 Omnibus Incentive Plan. Most awards are deemed to be equity-based with a service condition and do not contain a market or performance condition with the exception of performance-based awards granted to certain officers and performance-based restricted stock units. Fair value of the non-performance-based awards to employees and officers is measured at the grant date and amortized to expense over the vesting period of the awards using the straight-line attribution method for all service-based awards with a graded vesting feature. This fair value is reduced by assumed forfeitures and adjusted for actual forfeitures until vesting. We also issue performance stock-based awards to certain officers under our 2014 Omnibus Incentive Plan. The performance-based compensation expense is recorded over the requisite service period using the graded-vesting method for the entire award. Performance-based stock awards are accounted for at fair value at date of grant. We also periodically grant restricted stock units to certain employees under the stockholder-approved 2014 Omnibus Incentive Plan. These units convert to shares upon meeting time- and performance-based requirements. Compensation expense for restricted stock units is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the contingent vesting period. If performance goals are not probable of occurrence, no compensation expense will be recognized. If performance goals that were previously deemed probable are not or are not expected to be met, the previously recognized compensation cost related to such performance goals will be reversed. Employees and officers are subject to tax at the vesting date based on the market price of the shares on that date, or on the grant date if an election is made.

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the revenue, costs and reserves established under the percentage-of-completion method, allowance for doubtful accounts, valuation allowance on deferred tax assets, valuation of the reporting unit, intangible assets and other long-lived assets, share-based compensation, fair value of derivative instruments, reserves for general liability and workers’ compensation and medical insurance. Management believes the accounting estimates are appropriate and reasonably determined; however, due to the inherent uncertainties in making these estimates, actual amounts could differ from such estimates.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Advertising Costs

Advertising costs are generally expensed as incurred. Advertising expense was approximately $0.8 million and $1.6 million for the three and six months ended June 30, 2017, respectively, and $0.8 million and $1.4 million for the three and six months ended June 30, 2016, respectively, and is included in selling expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Recently Adopted Accounting Pronouncements

In July 2015, the Federal Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Inventory (Topic 330).” This update requires an entity to measure inventory within the scope of the update at the lower of cost and net realizable value. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. This ASU did not have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323).” The portion of this ASU related to Topic 250 states that when a registrant does not know or cannot reasonably estimate the impact that future adoption of certain ASUs (ASU 2014-09, 2016-02, and 2016-13) are expected to have on the financial statements, then in addition to making a statement to that effect, that registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. We have included such disclosures for ASU 2014-09 but not for ASU 2016-02 or ASU 2016-13 since we have not yet performed sufficient analysis on future effects upon implementation of the new standards. We have concluded that the portion of this ASU related to Topic 323 is not applicable and, therefore, did not have a material impact on our consolidated financial statements. This ASU is effective upon issuance.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments should be applied prospectively to an award modified on or after the adoption date. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. We are evaluating whether this ASU will have a material impact on our consolidated financial statements.

NOTE 3 – INVESTMENTS

Cash and cash equivalents includes investments in money market funds that are valued based on the net asset value of the funds. The cash equivalents consist primarily of money market funds that are Level 1 measurements. The investments in these funds were $57.1 million as of June 30, 2017. We had no such investments as of December 31, 2016.

All other investments are classified as held-to-maturity and consist of highly liquid instruments including corporate bonds and commercial paper. As of June 30, 2017, the amortized cost of these investments equaled the net carrying value, which was $25.3 million. We had no such investments as of December 31, 2016. All held-to-maturity securities as of June 30, 2017 mature in one year or less and are Level 2 measurements. See Note 7, Fair Value Measurements, for additional information.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – GOODWILL AND INTANGIBLES

Goodwill

The change in carrying amount of goodwill was as follows (in thousands):

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)
January 1, 2017	$177,090	$(70,004)	$107,086
Business Combinations	40,487	—	40,487
Other	458	—	458

June 30, 2017	$218,035	$(70,004)	$148,031

Other changes included in the above table represent minor adjustments for the allocation of certain acquisitions still under measurement and two immaterial acquisitions completed during the six months ended June 30, 2017.

We test goodwill for impairment annually during the fourth quarter of our fiscal year or earlier if there is an impairment indicator. No impairment was recognized during either of the six month periods ended June 30, 2017 and 2016.

Intangibles, net

The following table provides the gross carrying amount and accumulated amortization for each major class of intangibles (in thousands):

	As of June 30, 2017			As of December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangibles:
Customer relationships	$113,606	$32,517	$81,089	$80,909	$27,533	$53,376
Covenants not-to-compete	10,524	3,548	6,976	8,602	2,466	6,136
Trademarks and trade names	54,568	12,140	42,428	37,303	10,498	26,805
Backlog	13,400	4,467	8,933	—	—	—

	$192,098	$52,672	$139,426	$126,814	$40,497	$86,317

The gross carrying amount of intangibles increased approximately $65.3 million during the six months ended June 30, 2017 primarily due to business combinations. See Note 13, Business Combinations, for more information. Remaining estimated aggregate annual amortization expense is as follows (amounts, in thousands, are for the fiscal year ended):

Remainder of 2017	$13,355
2018	21,899
2019	16,927
2020	16,328
2021	15,310
Thereafter	55,607

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – LONG-TERM DEBT

Debt consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2017	2016
Term loans under agreements applicable to respective period, in effect, net of unamortized original issue discount and debt issuance costs of $6,422 and $447, respectively	$293,578	$95,803
Delayed draw term loans, in effect, net of unamortized debt issuance costs of $0 and $50, respectively	—	12,450
Vehicle and equipment notes, maturing June 2022; payable in various monthly installments, including interest rates ranging from 2% to 4%	42,830	38,186
Various notes payable, maturing through March 2025; payable in various installments, including interest rates ranging from 4% to 6%	4,066	4,988

	340,474	151,427
Less: current maturities	(13,506)	(17,192)

Long-term debt, less current maturities	$326,968	$134,235

New Senior Secured Credit Agreements

On April 13, 2017 (the “Closing Date”), we entered into a term loan credit agreement (the “Term Loan Agreement”) with the lenders named therein and Royal Bank of Canada as term administrative agent and RBC Capital Markets, UBS Securities LLC and Jefferies Finance LLC as joint lead arrangers and joint bookrunners. The Term Loan Agreement, subject to the terms and conditions set forth therein, provides for a new seven-year $300.0 million term loan facility (the “Term Loan”).

On the Closing Date, we also entered into an asset-based lending credit agreement (the “ABL Credit Agreement” and together with the Term Loan Agreement, the “Senior Secured Credit Agreements”) with the subsidiary guarantors from time to time party thereto, the financial institutions from time to time party thereto, and SunTrust Bank, as issuing bank, swing bank and administrative agent, with SunTrust Robinson Humphrey, Inc. as left lead arranger and bookrunner. The ABL Credit Agreement provides for a revolving credit facility of up to approximately $100.0 million with a sublimit up to $50.0 million for the issuance of letters of credit (the “ABL Revolver” and together with the Term Loan, the “Senior Secured Facilities”), which may be reduced or increased pursuant to the ABL Credit Agreement. The borrowing base for the ABL Revolver, which determines availability under the facility, is based on a percentage of the value of certain assets comprising the ABL Priority Collateral (as defined below).

Proceeds from the Senior Secured Credit Facilities were used to repay in full all amounts outstanding under the credit and security agreement, dated as of February 29, 2016, by and among the Company and the lenders named therein (the “Credit and Security Agreement”).

The Term Loan amortizes in quarterly principal payments of approximately $0.8 million starting on September 30, 2017, with any remaining unpaid balances due on April 15, 2024, which is the maturity date. Loans incurred under the ABL Revolver will have a final maturity of April 13, 2022.

Subject to certain exceptions, the Term Loan will be subject to mandatory pre-payments equal to (i) 100% of the net cash proceeds from issuances or incurrence of debt by the Company or any of its restricted subsidiaries (other than with respect to certain permitted indebtedness); (ii) 100% of the net cash proceeds

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

from certain sales or dispositions of assets by the Company or any of its restricted subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other expenses; and (iii) 50% (with step-downs to 25% and 0% based upon achievement of specified net leverage ratios) of excess cash flow of the Company and its restricted subsidiaries in excess of $5.0 million, subject to customary exceptions and limitations.

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

Loans under the Senior Secured Credit Facilities bear interest based on, at the Company’s election, either the base rate or the Eurodollar rate plus, in each case, an applicable margin (the “Applicable Margin”). The Applicable Margin in respect of loans under (i) the Term Loan Agreement will be (A) 3.00% in the case of Eurodollar rate loans and (B) 2.00% in the case of base rate loans, and (ii) the ABL Facility will be (A) 1.25%, 1.50% or 1.75% in the case of Eurodollar rate loans (based on a measure of availability under the ABL Facility) and (B) 0.25%, 0.50% or 0.75% in the case of base rate loans (based on a measure of availability under the ABL Facility).

In addition, we paid a closing fee of 1.25% of the Term Loan amount and customary commitment fees and letter of credit fees under the ABL Credit Agreement. The commitment fees will vary based upon a measure of our utilization under the ABL Revolver.

The Senior Secured Credit Agreements each contain a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability and the Guarantors ability to: incur indebtedness; incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends or other distributions; make acquisitions, investments, guarantees, loans and advances; prepay certain indebtedness; change the nature of their business; engage in certain transactions with affiliates; and incur restrictions on contractual obligations limiting interactions between us and our subsidiaries or limit actions in relation to the Senior Secured Credit Facilities.

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

Total gross assets relating to our master loan and equipment agreements were $59.6 million and $48.7 million as of June 30, 2017 and December 31, 2016, respectively, none of which were fully depreciated as of June 30, 2017 or December 31, 2016, respectively. The net book value of assets under these agreements was $43.4 million and $38.0 million as of June 30, 2017 and December 31, 2016, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.

NOTE 6 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts were as follows for the six months ended June 30 (in thousands):

2017
Costs incurred on uncompleted contracts	$60,127
Estimated earnings	35,037

Total	95,164

Less: Billings to date	93,360

Net under (over) billings	$1,804

Net under (over) billings were as follows as of June 30 (in thousands):

2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$6,150
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,346)

Net under (over) billings	$1,804

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – FAIR VALUE MEASUREMENTS

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

Estimated Fair Value of Financial Instruments

Accounts receivable, accounts payable and accrued liabilities as of June 30, 2017 and December 31, 2016 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of our long-term debt, including the Term Loan and ABL Revolver as of June 30, 2017 and the term loan, delayed draw term loan and revolving line of credit as of December 31, 2016, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of the obligations associated with our capital leases and vehicle and equipment notes approximate fair value as of June 30, 2017 and December 31, 2016 because we have incurred the obligations within recent fiscal years when the interest rate markets have been low and stable. All debt classifications represent Level 2 fair value measurements.

The fair values of financial assets and liabilities are as follows (in thousands):

	Fair value as of June 30, 2017				Fair value as of December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$57,149	$57,149	$—	$—	$—	$—	$—	$—
Investments	25,121	—	25,121	—	—	—	—	—

Total financial assets	$82,270	$57,149	$25,121	$—	$—	$—	$—	$—

Financial liabilities:
Derivative financial instruments, net of tax	$77	$—	$77	$—	$—	$—	$—	$—

See Note 3, Investments, for more information on cash equivalents and investments included in the table above. Also see Note 8, Derivatives and Hedging Activities, for more information on derivative financial instruments.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. We manage exposure to a wide variety of business and operational risks through our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by overseeing the amount, sources, and duration of debt funding and the use of derivative financial instruments. Specifically, we have entered into derivative financial instruments to manage exposure to interest rate movements that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and known or expected cash payments principally related to our investments and borrowings.

Cash Flow Hedges of Interest Rate Risk

Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2017, we have two interest rate swaps with a beginning notional of $100.0 million that amortize quarterly to $95.3 million at a maturity date of May 31, 2022.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives, when present, is recognized directly in earnings. During the six months ended June 30, 2017, we did not record any hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During 2017, we estimate that an additional $0.6 million will be reclassified as an increase to interest expense.

Additionally, we do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges.

Credit-risk-related Contingent Features

As of June 30, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.1 million. As of June 30, 2017, the Company has not posted any collateral related to these agreements.

NOTE 9 – EMPLOYEE BENEFITS

Healthcare

Our healthcare benefit expense (net of employee contributions) for all plans was approximately $4.3 million and $3.5 million for the three months ended June 30, 2017 and 2016, respectively, and $8.3 million and $7.7 million for the six months ended June 30, 2017 and 2016, respectively. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $1.8 million and $1.7 million as of June 30, 2017 and December 31, 2016, respectively.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Workers’ Compensation

Workers’ compensation expense totaled $2.6 million and $2.8 million for the three months ended June 30, 2017 and 2016, respectively, and $6.7 million and $5.8 million for the six months ended June 30, 2017 and 2016, respectively. Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Included in other current liabilities	$5,650	$4,595
Included in other long-term liabilities	7,002	7,052

	$12,652	$11,647

We also had an insurance receivable for claims that exceeded the stop loss limit included on the Condensed Consolidated Balance Sheets. That receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	June 30,	December 31,
	2017	2016
Included in other non-current assets	$1,826	$1,249

Share-Based Compensation

Directors

On June 1, 2017 and 2016, we granted approximately six thousand and nine thousand shares of our common stock, respectively, under our 2014 Omnibus Incentive Plan to non-employee members of our Board of Directors. Accordingly, for each of the three and six month periods ended June 30, 2017 and 2016, we recorded $0.3 million in compensation expense within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income at the time of the grant. These shares vested on the grant date since there is no service period associated with these awards.

Employees

Common Stock Awards

During the six months ended June 30, 2017, we granted approximately 0.1 million shares of our common stock under our 2014 Omnibus Incentive Plan to our employees, which vest in three equal installments (rounded to the nearest whole share) on each of April 20, 2018, April 20, 2019 and April 20, 2020.

During the six months ended June 30, 2017, our employees surrendered approximately ten thousand shares of our common stock to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2014 Omnibus Incentive Plan. Share-based compensation expense associated with common stock awards was $0.7 million and $1.1 million for the three and six months ended June 30, 2017, respectively, and $0.3 million and $0.9 million for the three and six months ended June 30, 2016, respectively. We recognized excess tax benefits of $0.5 million and $0.6 million

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

within the income tax provision in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2017, respectively, and $49 thousand and $0.3 million for the three and six months ended June 30, 2016.

Nonvested common stock awards for employees as of December 31, 2016 and changes during the six months ended June 30, 2017 were as follows:

	Common Stock Awards	Weighted Average Grant Date Fair Market Value Per Share
Nonvested common stock awards at December 31, 2016	161,174	$26.36
Granted	101,241	52.00
Vested	(57,816)	26.30
Forfeited	(1,157)	31.13

Nonvested common stock awards at June 30, 2017	203,442	$39.11

As of June 30, 2017, there was $7.0 million of unrecognized compensation expense related to these nonvested common stock awards. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 2.5 years. Shares forfeited are returned as treasury shares and available for future issuances.

As of June 30, 2017, approximately 2.6 million shares of common stock were available for issuance under the 2014 Omnibus Incentive Plan.

Performance-Based Stock

During the six months ended June 30, 2017, we established, and our Board of Directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2018 contingent upon achievement of these targets. Share-based compensation expense associated with these performance-based awards was $0.3 million and $0.4 million for the three and six months ended June 30, 2017, respectively.

Nonvested performance-based stock awards for employees as of December 31, 2016 and changes during the six months ended June 30, 2017 were as follows:

	Performance- Based Stock Awards	Weighted Average Fair Market Value Per Share
Nonvested performance-based stock awards at December 31, 2016	—	$—
Granted	77,254	41.00
Vested	—	—
Cancelled	—	—

Nonvested performance-based stock awards at June 30, 2017	77,254	$41.00

As of June 30, 2017, there was $2.7 million of unrecognized compensation expense related to nonvested performance-based common stock awards. This expense is subject to future adjustments for forfeitures and is expected to be recognized over the remaining weighted-average period of 2.3 years using the graded-vesting method.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Performance-Based Restricted Stock Units

During the six months ended June 30, 2017, we established, and our Board of Directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2018 contingent upon achievement of a performance target. Share-based compensation expense associated with these performance-based awards was $0.8 million for the three and six months ended June 30, 2017, respectively.

Nonvested performance-based stock units for employees as of December 31, 2016 and changes during the six months ended June 30, 2017 were as follows:

	Performance- Based Stock Units	Weighted Average Fair Market Value Per Share
Nonvested performance-based stock units at December 31, 2016	—	$—
Granted	72,274	52.00
Vested	—	—
Cancelled	(471)	52.00

Nonvested performance-based stock units at June 30, 2017	71,803	$52.00

As of June 30, 2017, there was $3.0 million of unrecognized compensation expense related to nonvested performance-based common stock units. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 0.8 years.

NOTE 10 – INCOME TAXES

Our provision for income taxes as a percentage of pretax earnings is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.

During the three and six months ended June 30, 2017, the effective tax rate was 33.4% and 34.8%, respectively. These rates were favorably impacted by deductions related to domestic production activities and usage of net operating losses for a tax filing entity that previously had a full valuation allowance. The favorable impact was partially offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

NOTE 11 – RELATED PARTY TRANSACTIONS

We sell installation services to other companies related to us through common or affiliated ownership and/or Board of Directors and/or management relationships. We also purchase services and materials and pay rent to companies with common or affiliated ownership.

We lease our headquarters and certain other facilities from related parties. See Note 12, Commitments and Contingencies, for future minimum lease payments to be paid to these related parties.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three and six months ended June 30, 2017 and 2016, the amount of sales to related parties as well as the purchases from and rent expense paid to related parties were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Sales	$2,386	$1,573	$4,722	$3,100
Purchases	308	153	599	256
Rent	289	154	585	309

As of June 30, 2017 and December 31, 2016, we had related party balances of approximately $1.7 million and $1.5 million, respectively, included in accounts receivable on our Condensed Consolidated Balance Sheets. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer is a member of our Board of Directors, accounted for $0.9 million and $0.8 million of these balances as of June 30, 2017 and December 31, 2016, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Accrued General Liability

Accrued general insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Included in other current liabilities	$2,170	$1,949
Included in other long-term liabilities	7,007	7,104

	$9,177	$9,053

We also had insurance receivables included on the Condensed Consolidated Balance Sheets that, in aggregate, offset an equal liability included within the reserve amounts noted above. The amounts were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Insurance receivable and indemnification asset for claims under a fully insured policy	$2,773	$2,773
Insurance receivable for claims that exceeded the stop loss limit	2	26

Total insurance receivables included in other non-current assets	$2,775	$2,799

Leases

We are obligated under capital leases covering vehicles and certain equipment. The vehicle and equipment leases generally have terms ranging from four to six years. Total gross assets relating to capital

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

leases were approximately $64.4 million and $64.2 million as of June 30, 2017 and December 31, 2016, respectively, and a total of approximately $23.5 million and $22.8 million were fully depreciated as of June 30, 2017 and December 31, 2016, respectively. The net book value of assets under capital leases was approximately $14.8 million and $16.4 million as of June 30, 2017 and December 31, 2016, respectively. Amortization of assets held under capital leases is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.

We also have several noncancellable operating leases, primarily for buildings, improvements, equipment and certain vehicles. These leases generally contain renewal options for periods ranging from one to five years and require us to pay all executory costs such as property taxes, maintenance and insurance.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) with related parties as of June 30, 2017 are as follows (in thousands):

Remainder of 2017	$579
2018	967
2019	810
2020	566
2021	583
Thereafter	600

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

NOTE 13 – BUSINESS COMBINATIONS

As part of our ongoing strategy to increase market share in certain markets, we completed four business combinations during the six months ended June 30, 2017 and four business combinations during the six months ended June 30, 2016. Acquisition-related costs recorded within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to $0.7 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $1.3 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively. The goodwill recognized in conjunction with these business combinations is attributable to expected improvement in the business of these acquired companies. We expect to deduct approximately $40.0 million of goodwill for tax purposes as a result of 2017 acquisitions.

2017

On January 5, 2017, we consummated our previously announced acquisition of all of the outstanding shares of Alpha for consideration of approximately $103.8 million in cash, including $21.7 million in contingent consideration to satisfy purchase price adjustments related to cash and net working capital requirements, earnout consideration based on Alpha’s change in EBITDA from 2015 and a customary

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

holdback, $10.9 million by issuing 282,577 shares of our common stock and other seller obligations totaling $2.0 million. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended June 30, 2017 were $30.3 million and $0.2 million, respectively, and $58.5 million and $0.5 million, respectively, for the six months ended June 30, 2017.

On March 20, 2017, we acquired substantially all of the assets of Custom Glass Atlanta, Inc. and Atlanta Commercial Glazing, Inc. The purchase price consisted of cash of $3.4 million and seller obligations of $0.3 million. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended June 30, 2017 were $3.6 million and $0.2 million, respectively, and $4.1 million and $0.3 million, respectively, for the six months ended June 30, 2017.

On May 1, 2017, we acquired substantially all of the assets of Legacy Glass & Supply, Inc. The purchase price consisted of cash of $2.1 million and seller obligations of $0.1 million. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations and Comprehensive Income for both the three and six months ended June 30, 2017 were $1.1 million and $16 thousand, respectively.

On June 26, 2017, we acquired substantially all of the assets of Columbia Shelving & Mirror, Inc. and Charleston Shelving & Mirror, Inc. (collectively, “Columbia”). The purchase price consisted of cash of $7.8 million and seller obligations of $0.6 million, subject to a working capital adjustment. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations and Comprehensive Income for both the three and six months ended June 30, 2017 were $0.2 million and $7 thousand, respectively.

2016

On January 25, 2016, we acquired substantially all of the assets of Key Green Builder Services, LLC d/b/a Key Insulation. The purchase price consisted of cash of $5.0 million and seller obligations of $0.7 million. Revenue and net (loss) since the date of acquisition included in our Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended June 30, 2016 were $2.2 million and $(0.1) million, respectively, and $4.3 million and $(0.2) million, respectively, for the six months ended June 30, 2016.

On February 2, 2016, we acquired substantially all of the assets of Marshall Insulation, LLC. The purchase price consisted of cash of $0.9 million and seller obligations of $0.1 million. Revenue and net loss since the date of acquisition included in our Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended June 30, 2016 were $0.9 million and $(76) thousand, respectively, and $1.5 million and $(0.2) million, respectively, for the six months ended June 30, 2016.

On February 29, 2016, we acquired substantially all of the assets of Kern Door Company, Inc. The purchase price consisted of cash of $2.9 million and seller obligations of $0.1 million. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended June 30, 2016 were $0.7 million and $0.2 million, respectively, and $1.0 million and $0.1 million, respectively, for the six months ended June 30, 2016.

On April 12, 2016, we acquired substantially all of the assets of Alpine Insulation Co., Inc. The purchase price consisted of cash of $21.2 million and seller obligations of $1.6 million. Revenue and net income since the date of acquisition included in our Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2016 were $6.8 million and $0.4 million, respectively.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following as of June 30 and may be adjusted during the valuation period since acquisition (in thousands):

	2017				2016
	Alpha	Columbia	Other	Total	Alpine	Other	Total
Estimated fair values:
Cash	$247	$—	$—	$247	$—	$—	$—
Accounts receivable	30,405	990	1,130	32,525	3,959	1,518	5,477
Inventories	1,751	650	880	3,281	700	311	1,011
Other current assets	5,566	—	3	5,569	—	8	8
Property and equipment	1,528	659	686	2,873	656	789	1,445
Intangibles	57,100	4,760	3,321	65,181	12,800	5,036	17,836
Goodwill	37,825	1,699	963	40,487	6,642	3,220	9,862
Other non-current assets	150	31	129	310	—	24	24
Accounts payable and other current liabilities	(17,901)	(348)	(1,210)	(19,459)	(2,046)	(1,239)	(3,285)

Fair value of assets acquired and purchase price	116,671	8,441	5,902	131,014	22,711	9,667	32,378
Less fair value of common stock issued	10,859	—	—	10,859	—	—	—
Less seller obligations	2,002	623	400	3,025	1,560	870	2,430

Cash paid	$103,810	$7,818	$5,502	$117,130	$21,151	$8,797	$29,948

Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party and internal valuations are finalized, certain tax aspects of the transaction are completed, and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Goodwill and intangibles per the above table do not agree to the total gross increases of these assets as shown in Note 4—Goodwill and Intangibles during the six months ended June 30, 2017 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added and written off during the ordinary course of business. In addition, goodwill and intangibles increased during the six months ended June 30, 2017 due to two immaterial tuck-in acquisitions that do not appear in the above table.

Estimates of acquired intangible assets related to the acquisitions are as follows for the six months ended June 30 (dollars in thousands):

	2017		2016
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$32,744	8	$10,667	9
Trademarks and trade names	17,190	15	5,235	15
Non-competition agreements	1,847	5	1,934	5
Backlog	13,400	1.5	—	—

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

	Pro forma for the three months ended June 30,		Pro forma for the six months ended June 30,
	2017	2016	2017	2016
Net revenue	$285,346	$255,626	$548,299	$492,239
Net income	$12,371	$12,399	$19,502	$19,372
Basic and diluted net income per share	$0.39	$0.39	$0.62	$0.61

Unaudited pro forma net income reflects additional intangible asset amortization expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2017 and $4.1 million and $8.5 million for the three and six months ended 2016, respectively, as well as additional income tax expense of $0.2 million and $0.6 million for the three and six months ended June 30, 2017, and $1.1 million and $1.8 million for the three and six months ended June 30, 2016, respectively, and additional interest expense of $0.5 million for the three months ended June 30, 2016 and $0.9 million for the six months ended June 30, 2016 that would have been recorded had the 2017 acquisitions taken place on January 1, 2016 and the 2016 acquisitions taken place on January 1, 2015. There was no additional interest expense for the three or six months ended June 30, 2017. In addition, we included 282,577 shares of our common stock issued upon acquisition of Alpha in the weighted average shares used to calculate unaudited basic and diluted net income per share for the three and six months ended June 30, 2016 that would have been recorded had the acquisition taken place on January 1, 2016.

NOTE 14 –INCOME PER COMMON SHARE

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

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net income - basic and diluted	$11,973	$9,993	$18,337	$15,806

Weighted average number of common shares outstanding	31,646,460	31,317,632	31,618,624	31,279,935
Dilutive effect of outstanding common stock awards after application of the Treasury Stock Method	63,094	29,435	79,836	59,084

Diluted shares outstanding	31,709,554	31,347,067	31,698,460	31,339,019
Basic net income per share	$0.38	$0.32	$0.58	$0.51

Diluted net income per share	$0.38	$0.32	$0.58	$0.50

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Approximately 25 thousand shares were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2017 as the effect would have been antidilutive. None of the non-vested common stock awards had an antidilutive effect on diluted net income per share for either of the three or six months ended June 30, 2016.

NOTE 15 – SUBSEQUENT EVENTS

On July 31, 2017, we acquired substantially all of the assets of Energy Savers, LLC for total consideration of approximately $1.1 million, subject to a working capital adjustment. The initial accounting for the business combination was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Quarterly Report on Form 10-Q. As a result, disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in “Item 1. Financial Statements” of this Form 10-Q, as well as our 2016 Form 10-K.

We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products, including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, shower doors, closet shelving and mirrors, throughout the United States. Our acquisition of Alpha in January 2017 expanded our market position in commercial insulation installation and strengthens our complementary installed product offerings in waterproofing, fire-stopping and fireproofing. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects from our national network of branch locations.

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

Contracts fulfilled by Alpha are primarily accounted for under the percentage-of-completion method of accounting. When the percentage-of-completion method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. The costs of earned revenue include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. As a result of the acquisition of Alpha, we currently estimate backlog to be $78.6 million as of June 30, 2017. Backlog represents expected revenue on uncompleted contracts, including the amount of revenue on contracts for which our work has not yet commenced, less the revenue recognized under these contracts.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Net revenue

For the three months ended June 30, 2017, net revenue increased $70.3 million, or 33.2%, to $282.2 million from $211.9 million for the three months ended June 30, 2016. The increase in net revenue included revenue from acquisitions of approximately $45.8 million. Approximately $18.5 million was predominantly attributable to organic growth in the volume of completed jobs in all of our end markets.

The remaining increase in net revenue of $6.0 million resulted from a variety of factors, including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. None of these additional factors was more significant than any other.

Cost of sales

For the three months ended June 30, 2017, cost of sales increased $47.6 million, or 31.8%, to $197.3 million from $149.7 million for the three months ended June 30, 2016. As a percentage of net revenue, cost of sales decreased to 69.9% during the three months ended June 30, 2017 from 70.6% during the three months ended June 30, 2016. On a dollar basis, cost of sales included increases from acquired businesses of approximately $31.8 million. Approximately $12.6 million was predominantly attributable to organic growth in the volume of completed jobs in the residential new construction end market. Additionally, cost of sales increased $3.2 million as a result of a variety of factors including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. None of these additional factors was more significant than any other.

Gross Profit

For the three months ended June 30, 2017, gross profit increased $22.7 million to $84.9 million from $62.2 million for the three months ended June 30, 2016. As a percentage of net revenue, gross profit increased to 30.1% for the three months ended June 30, 2017 from 29.4% for the three months ended June 30, 2016 due to the factors discussed above.

Operating expenses

Selling

For the three months ended June 30, 2017, selling expenses increased $1.7 million, or 14.1%, to $13.7 million from $12.0 million for the three months ended June 30, 2016. As a percentage of net revenue, selling expenses decreased to 4.8% during the three months ended June 30, 2017 from 5.6% during the three months ended June 30, 2016. On a dollar basis, the increase in selling expenses was due to higher wages, benefits and commissions of $1.7 million which supported both organic and acquisition-related growth.

Administrative

For the three months ended June 30, 2017, administrative expenses increased $10.9 million, or 35.2%, to $41.8 million from $30.9 million for the three months ended June 30, 2016. The increase in administrative expenses is generally related to the cost of completing acquisitions, the ongoing costs associated with these newly-acquired entities and costs to support our growth. Wages and benefits increased $7.8 million, of which $4.1 million was attributable to acquisitions and $3.7 million was to support our growth. Of the $7.8 million increase in wages and benefits, $1.5 million of the increase related to additional share-based compensation expense, of which $0.8 million related to our new performance-based restricted stock units and the remainder related to our common stock and performance-based common stock award plans. In addition, facility costs increased $1.2 million to support both organic and acquisition related growth. The remaining increase in administrative expenses was due to $0.5 million of increased accounting and legal fees and $0.3 million of increased consulting fees primarily to facilitate our transition into large accelerated filer status. The remaining increase in administrative expenses of $1.1 million included individually minor increases in several categories necessary to support our growing business.

Amortization

For the three months ended June 30, 2017, amortization expense increased $3.8 million to $6.6 million from $2.8 million for the three months ended June 30, 2016. The increase in amortization expense was attributable to the increase in finite-lived intangible assets obtained as a result of acquisitions.

Other expense

For the three months ended June 30, 2017, other expense increased $3.4 million to $5.0 million from $1.6 million for the three months ended June 30, 2016 due to increased interest expense on our new Term Loan to support our growth related to acquisitions.

Income tax provision

During the three months ended June 30, 2017, we recorded an income tax provision of $6.0 million on our income before income taxes of $18.0 million, or an effective tax rate of 33.4%. This rate was favorably impacted by deductions related to domestic production activities, usage of net operating losses for a tax filing entity which previously had a full valuation allowance and excess tax benefits from share-based compensation arrangements. The favorability was partially offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

During the three months ended June 30, 2016, we recorded an income tax provision of $5.0 million on our income before income taxes of $15.0 million, or an effective tax rate of 33.2%. This rate was favorably impacted by deductions related to domestic production activities, the early adoption of ASU 2016-09 and the usage of net operating losses for a tax filing entity which previously had a full valuation allowance. The favorability was partially offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Net revenue

For the six months ended June 30, 2017, net revenue increased $134.3 million, or 33.3%, to $537.9 million from $403.6 million for the six months ended June 30, 2016. The increase in net revenue included revenue from acquisitions of approximately $93.1 million. Approximately $27.5 million was predominantly attributable to organic growth in the volume of completed jobs in all of our end markets. The remaining increase in net revenue of $13.7 million resulted from a variety of factors, including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. None of these additional factors was more significant than any other.

Cost of sales

For the six months ended June 30, 2017, cost of sales increased $94.0 million, or 32.8%, to $380.8 million from $286.8 million for the six months ended June 30, 2016. As a percentage of net revenue, cost of sales decreased to 70.8% during the six months ended June 30, 2017 from 71.1% during the six months ended June 30, 2016. On a dollar basis, cost of sales included increases from acquired businesses of approximately $65.4 million. Approximately $18.8 million was predominantly attributable to organic growth in the volume of completed jobs in the residential new construction end market. Additionally, cost of sales increased $9.8 million as a result of a variety of factors including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. None of these additional factors was more significant than any other.

Gross Profit

For the six months ended June 30, 2017, gross profit increased $40.3 million to $157.1 million from $116.8 million for the six months ended June 30, 2016. As a percentage of net revenue, gross profit increased to 29.2% for the six months ended June 30, 2017 from 28.9% for the six months ended June 30, 2016 due to the factors discussed above.

Operating expenses

Selling

For the six months ended June 30, 2017, selling expenses increased $4.5 million, or 19.2%, to $27.7 million from $23.2 million for the six months ended June 30, 2016. As a percentage of net revenue, selling expenses decreased to 5.1% during the six months ended June 30, 2017 from 5.8% during the six months ended June 30, 2016. On a dollar basis, the increase in selling expenses was primarily due to higher wages, benefits and commissions of $3.6 million and increased bad debt costs of $0.6 million which supported both organic and acquisition-related growth. The remaining increase of $0.3 million included individually minor increases in several categories necessary to support our growing business.

Administrative

For the six months ended June 30, 2017, administrative expenses increased $19.8 million, or 32.4%, to $81.0 million from $61.2 million for the six months ended June 30, 2016. The increase in administrative expenses is generally related to the cost of completing acquisitions, the ongoing costs associated with these newly-acquired entities and costs to support our growth. Wages and benefits increased $12.2 million, of which $7.9 million was attributable to acquisitions and $4.3 million was to support our growth. Of the $12.2 million increase in wages and benefits, $1.4 million of the increase related to additional share-based compensation expense, of which $0.8 million related to our new performance-based restricted stock units and the remainder related to our common stock and performance-based common stock award plans. In addition, facility costs increased $2.4 million to support both organic and acquisition related growth. The remaining increase in administrative expenses was due to $1.4 million of increased accounting and legal fees to facilitate our transition into accelerated filer status, $1.0 million of increased general liability insurance costs due to claims development and to support growth and $0.4 million of increased information technology-related expenses. The remaining increase in administrative expenses of $2.4 million included individually minor increases in several categories necessary to support our growing business.

Amortization

For the six months ended June 30, 2017, amortization expense increased $7.7 million to $13.0 million from $5.3 million for the six months ended June 30, 2016. The increase in amortization expense was attributable to the increase in finite-lived intangible assets obtained as a result of acquisitions.

Other expense

For the six months ended June 30, 2017, other expense increased $4.0 million to $7.3 million from $3.3 million for the six months ended June 30, 2016 due to increased interest expense on higher debt levels to support our growth related to acquisitions.

Income tax provision

During the six months ended June 30, 2017, we recorded an income tax provision of $9.8 million on our income before income taxes of $28.1 million, or an effective tax rate of 34.8%. This rate was favorably impacted by deductions related to domestic production activities, usage of net operating losses for a tax filing entity which previously had a full valuation allowance and excess tax benefits from share-based compensation arrangements. The favorability was partially offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

During the six months ended June 30, 2016, we recorded an income tax provision of approximately $8.1 million on our income before income taxes of approximately $23.9 million, or an effective tax rate of 33.8%. This rate was favorably impacted by deductions related to domestic production activities, the early adoption of ASU 2016-09 and the usage of net operating losses for a tax filing entity which previously had a full valuation allowance. The favorability was partially offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents, our marketable securities, and the cash generated by our operations. As of June 30, 2017 and December 31, 2016, we had $92.0 million and $14.5 million, respectively, in cash, cash equivalents and marketable securities. Our marketable securities consist primarily of commercial paper, corporate bonds and money market funds. Our investment policy requires the purchase of high grade investment securities and the diversification of asset types and includes certain limits to avoid over-concentration into specific maturities, a specific issuer or a specific class of securities. As of June 30, 2017, we are in compliance with our investment policy. As of June 30, 2017, the financial sector accounted for 100% of our total investment portfolio.

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

In addition, our acquisition of Alpha, which was completed on January 5, 2017, requires us to commit significant resources to the acquisition and ongoing support of Alpha’s business. This acquisition was funded by drawing on our previous credit facility.

As of June 30, 2017, we had no outstanding borrowings under our ABL Revolver and our borrowing availability was $82.1 million after being reduced by outstanding letters of credit of $17.9 million.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months.

Senior Secured Credit Agreements

On April 13, 2017, we entered into a Term Loan Agreement with the lenders named therein and Royal Bank of Canada as term administrative agent and RBC Capital Markets, UBS Securities LLC and Jefferies Finance LLC as joint lead arrangers and joint bookrunners. The Term Loan Agreement, subject to the terms and conditions set forth therein, provides for the new seven-year $300.0 million Term Loan.

On the Closing Date, we also entered into the ABL Credit Agreement with the subsidiary guarantors from time to time party thereto, the financial institutions from time to time party thereto, and SunTrust Bank, as issuing bank, swing bank and administrative agent, with SunTrust Robinson Humphrey, Inc. as left lead arranger and bookrunner. The ABL Credit Agreement provides for the ABL Revolver of up to approximately $100.0 million with a sublimit up to $50.0 million for the issuance of letters of credit, which may be reduced or increased pursuant to the ABL Credit Agreement. The borrowing base for the ABL Revolver, which determines availability under the facility, is based on a percentage of the value of certain assets comprising the ABL Priority Collateral (as defined below).

Proceeds from the Senior Secured Credit Facilities were used to repay in full all amounts outstanding under the Credit and Security Agreement.

The Term Loan amortizes in quarterly principal payments of approximately $0.8 million starting on September 30, 2017, with any remaining unpaid balances due on April 15, 2024, which is the maturity date. Loans incurred under the ABL Revolver will have a final maturity of April 13, 2022.

Subject to certain exceptions, the Term Loan will be subject to mandatory pre-payments equal to (i) 100% of the net cash proceeds from issuances or incurrence of debt by the Company or any of its restricted subsidiaries (other than with respect to certain permitted indebtedness); (ii) 100% of the net cash proceeds from certain sales or dispositions of assets by the Company or any of its restricted subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other expenses; and (iii) 50% (with step-downs to 25% and 0% based upon achievement of specified net leverage ratios) of excess cash flow of the Company and its restricted subsidiaries in excess of $5.0 million, subject to customary exceptions and limitations.

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

Loans under the Senior Secured Credit Facilities bear interest based on, at the Company’s election, either the base rate or the Eurodollar rate plus, in each case, the “Applicable Margin”. The Applicable Margin in respect of loans under (i) the Term Loan Agreement will be (A) 3.00% in the case of Eurodollar rate loans and (B) 2.00% in the case of base rate loans, and (ii) the ABL Facility will be (A) 1.25%, 1.50% or 1.75% in the case of Eurodollar rate loans (based on a measure of availability under the ABL Facility) and (B) 0.25%, 0.50% or 0.75% in the case of base rate loans (based on a measure of availability under the ABL Facility).

In addition, we paid a closing fee of 1.25% of the Term Loan amount and customary commitment fees and letter of credit fees under the ABL Credit Agreement. The commitment fees will vary based upon a measure of our utilization under the ABL Revolver.

The Senior Secured Credit Agreements each contain a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability and the Guarantors ability to: incur indebtedness; incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends or other distributions; make acquisitions, investments, guarantees, loans and advances; prepay certain indebtedness; change the nature of their business; engage in certain transactions with affiliates; and incur restrictions on contractual obligations limiting interactions between us and our subsidiaries or limit actions in relation to the Senior Secured Credit Facilities.

The ABL Credit Agreement also contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of 1.00 to 1.00 in the event that we do not meet a minimum measure of availability under the ABL Revolver. At June 30, 2017, we were in compliance with all applicable covenants under the Senior Secured Credit Agreements.

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

Total gross assets relating to our master loan and equipment agreements were $59.6 million and $48.7 million as of June 30, 2017 and December 31, 2016, respectively, none of which were fully depreciated as of June 30, 2017 or December 31, 2016, respectively. The net book value of assets under these agreements was $43.4 million and $38.0 million as of June 30, 2017 and December 31, 2016, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Letters of Credit and Bonds

We use letters of credit to secure our performance under our general liability and workers’ compensation insurance programs. Our largest workers’ compensation insurance program is considered a high deductible program whereby we are responsible for the cost of claims under approximately $0.8 million. If we do not pay these claims, our workers’ compensation insurance carriers are required to make these payments to the claimants on our behalf. Effective with the plan year beginning October 1, 2015, our largest general liability insurance program is considered a high retention program whereby we are responsible for the cost of claims up to approximately $2.0 million, subject to an aggregate cap of $8.0 million. If we do not pay these claims, our general liability insurance carrier is required to make these payments to the claimants on our behalf. Prior to the claim year beginning October 1, 2015, our largest general liability insurance program has a self-insured retention (“SIR”) of $0.35 million whereby we continue to be responsible for all claims below the SIR and the insurance company continues to be responsible for all liabilities above the SIR. As of June 30, 2017, we had $17.9 million of outstanding letters of credit and $0.3 million in cash securing our performance under these insurance programs.

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span several months. As of June 30, 2017, we had 57 performance bonds outstanding, totaling approximately $25.7 million. The acquisition of Alpha resulted in a significant increase in the level of contracts in the commercial end market, which typically require a greater value of performance bonds. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. As of June 30, 2017, we had 344 permit and license bonds outstanding, totaling approximately $5.5 million. Permit and license bonds are typically issued for one year and are required by certain municipalities when we obtain licenses and permits to perform work in their jurisdictions.

Financial Instruments

Interest Rate Derivatives

We have various borrowing facilities which charge interest based on the one month U.S. dollar LIBOR rate plus an interest spread. On May 8, 2017, we entered into two interest rate swaps with a notional amount of $100.0 million. During the second quarter of 2017, we began to receive variable rate interest payments based upon one month U.S. dollar LIBOR and in return were obligated to pay interest at a fixed rate of 1.9%. This effectively converted the borrowing rate on $100.0 million of debt from a variable rate to a fixed rate. These derivatives are designated as cash flow hedges for accounting purposes. Accordingly, any effective portion of the unrealized gain or loss on these derivative instruments is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transactions and in the same period during which the hedged transactions affect earnings. Any ineffective portion of the gain or loss on the derivative instrument is recognized into earnings. For additional disclosures of the gain or loss included with other comprehensive income, see Note 8, Derivative and Hedging Activities, included in Item 1 of Part I of this Form 10-Q. The assumptions used in measuring fair value of the interest rate derivatives are considered level 2 inputs, which are based upon LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements.

Historical cash flow information

Cash flow from operating activities

Net cash provided by operating activities of $28.4 million and $36.2 million for the six months ended June 30, 2017 and 2016, respectively, consisted primarily of net income of $18.3 million and $15.8 million, respectively, adjusted for non-cash and certain other items. Included in the net cash provided in 2017 were non-cash adjustments for depreciation and amortization expense on our expanded base of property, plant and equipment to support our growth totaling $13.5 million as well as for amortization on our growing intangible asset base from acquisitions totaling $13.0 million. These increases were offset by changes to certain assets and liabilities, excluding effects of acquisitions, most notably $17.4 million of additional accounts receivable.

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

Cash flows from investing activities

Net cash used in investing activities was $158.0 million and $43.0 million for the six months ended June 30, 2017 and 2016, respectively. In 2017, we made cash payments, net of cash acquired, of $116.9 million on business combinations, $25.3 million on purchases of short-term investments and $14.7 million primarily to purchase fleet to support our growing business.

In 2016, we made cash payments, net of cash acquired, of $29.9 million on business combinations and $13.4 million primarily to purchase fleet to support our growing business.

Cash flows from financing activities

Net cash provided by financing activities was $181.8 million and $13.8 million for the six months ended June 30, 2017 and 2016, respectively. Net cash provided in 2017 was primarily due to net proceeds of $191.3 million from our current and prior credit agreements to support continuing acquisitions and $9.3 million of proceeds from notes payable to finance our vehicle purchases. This increase in cash was offset by $7.9 million in debt issuance costs, $4.9 million in principal payments on other long term debt, $3.7 million in principal payments on capital lease obligations and $1.7 million in principal payments on acquisition-related obligations.

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

Capital expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Total capital expenditures, including unpaid purchases as of each balance sheet date, were $14.6 million and $13.4 million for the six months ended June 30, 2017 and 2016, respectively, and primarily related to purchases of vehicles and various equipment to support our operations and increased net revenue. We finance a significant portion of our capital expenditures under the Master Loan and Security Agreement, the Master Equipment Agreement or the Master Loan Agreement, which allow us to benefit from depreciation for tax purposes. These arrangements require us to pay cash up front for vehicles and equipment. We are reimbursed for the upfront cash payments after the assets are financed under the agreements. Of the $14.6 million in capital expenditures during the six months ended June 30, 2017, $9.3 million was converted to a financing arrangement by June 30, 2017 under the Master Loan and Security Agreement, Master Equipment Agreement and one or more Master Loan Agreements.

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

Contractual Obligations

Our enforceable and legally binding obligations as of June 30, 2017, included in the table below are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table:

(in thousands)	Payments due by year (1)
	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter

Long-term debt obligations (2)	$430,102	$13,548	$27,440	$27,061	$25,624	$19,804	$316,625
Capital lease obligations (3)	15,205	3,989	5,619	3,850	1,283	464	—
Operating lease obligations (4)	36,370	6,246	9,864	7,606	5,050	3,158	4,446

(1)	Our unrecognized tax benefits under ASC 740, “Income Taxes,” have been excluded from the table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.
(2)	Long-term debt obligations include principal and interest payments on our Term Loan Agreement and ABL Credit Agreement as well as our notes payable to sellers of acquisitions and vehicles purchased under the Master Loan and Security Agreement, the Master Equipment Agreement, and the Master Loan Agreements. Long-term debt obligations do not include commitment fees on the unused portion of the ABL Revolver since these fees are subject to change based on the factors described in our Credit and Security Agreement. Interest on seller obligations maturing through March 2025 is estimated using current market rates. See Item 1, Financial Statements, Note 5, Long-Term Debt, for information on our vehicle and equipment notes.
(3)	We maintain certain production vehicles under a capital lease structure. The leases expire on various dates through August 2021. Capital lease obligations, as disclosed above, include estimated interest expense payments. In determining expected interest expense payments, we utilize the rates embedded in the lease documentation.
(4)	We lease certain locations, vehicles and equipment under operating lease agreements, including, but not limited to, corporate offices, branch locations and various office and operating equipment. In some instances, these location lease agreements exist with related parties. See Item 1, Financial Statements, Note 11, Related Party Transactions, for further information.

Off-Balance Sheet Arrangements

As of June 30, 2017, other than operating leases and purchase obligations described above, letters of credit issued under the ABL Revolver and performance and license bonds, we had no material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes for the three months ended June 30, 2017 from the critical accounting policies and estimates as previously disclosed in our 2016 Form 10-K and in our Form 10-Q for the three months ended March 31, 2017 except in the areas of derivative and hedging activities, investments and share-based compensation as described below.

Accounting Policy for Derivative Instruments and Hedging Activities

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

Investment Policy

Marketable securities with original maturities longer than three months but less than one year from the balance sheet date are classified as investments within current assets. These investments consist of highly liquid instruments including corporate bonds and commercial paper. Investments for which we have the ability and positive intent to hold to maturity are carried at amortized cost. The difference between the acquisition cost and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of June 30, 2017, all of our investments were classified as held-to-maturity.

Share-Based Compensation

Our share-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of our stockholders. Restricted stock awards are periodically granted to certain employees, officers and non-employee members of our board of directors under the stockholder-approved 2014 Omnibus Incentive Plan. Most awards are deemed to be equity-based with a service condition and do not contain a market or performance condition with the exception of performance-based awards granted to certain officers and certain performance-based restricted stock units. Fair value of the non-performance-based awards to employees and officers is measured at the grant date and amortized to expense over the vesting period of the awards using the straight-line attribution method for all service-based awards with a graded vesting feature. This fair value is reduced by assumed forfeitures and adjusted for actual forfeitures until vesting. We also issue performance stock-based awards to certain officers under our 2014 Omnibus Incentive Plan. The performance-based compensation expense is recorded over the requisite service period using the graded-vesting method for the entire award. Performance-based stock awards are accounted for at fair value at date of grant. We also periodically grant restricted stock units to certain employees under the stockholder-approved 2014 Omnibus Incentive Plan. These units convert to shares upon meeting time- and performance-based requirements. Compensation expense for restricted stock units is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the contingent vesting period. If performance goals are not probable of occurrence, no compensation expense will be recognized. If performance goals that were previously deemed probable are not or are not expected to be met, the previously recognized compensation cost related to such performance goals will be reversed. Employees and officers are subject to tax at the vesting date based on the market price of the shares on that date, or on the grant date if an election is made.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1. Financial Statements, Note 12, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.

Item 1A.	Risk Factors

There have been no material changes for the three months ended June 30, 2017 from the risk factors as disclosed in our 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the stock repurchase activity for the three months ended June 30, 2017:

	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased under the Plan or Programs
April 1 - 30, 2017	9,061	$52.12	—	—
May 1 - 31, 2017	—	—	—	—
June 1 - 30, 2017	339	52.95	—	—

	9,400	$52.54	—	—

[1]	Consists of shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 48,255 shares of restricted stock awarded under our 2014 Omnibus Incentive Plan.

Item 3.	Defaults Upon Senior Securities

There have been no material defaults in senior securities.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)(3) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2017

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Filed or Furnished with this Quarterly Report on Form 10-Q for the three months ended June 30, 2017

Exhibit Number	Description	Incorporation by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit(s)	Filing Date

10.29	Term Loan Credit Agreement, dated April 13, 2017, by and among Installed Building Products, Inc., the lenders party thereto from time to time, Royal Bank of Canada, as term administrative agent, and RBC Capital Markets, UBS Securities LLC and Jefferies Finance LLC as joint lead arrangers and joint bookrunners.	8-K		10.1	04/17/17

10.30	Credit Agreement, dated April 13, 2017, by and among Installed Building Products, Inc., the subsidiary guarantors from time to time party thereto, the financial institutions from time to time party thereto, and SunTrust Bank, as issuing bank, swing bank and administrative agent, with SunTrust Robinson Humphrey, Inc. as left lead arranger and bookrunner.	8-K		10.2	04/17/17

10.31	ABL/Term Loan Intercreditor Agreement, dated April 13, 2017, by and among Installed Building Products, Inc., SunTrust Bank, as ABL agent, Royal Bank of Canada, as term loan agent, and each of the agents and certain of the Company’s subsidiaries from time to time party thereto.	8-K		10.3	04/17/17

10.32	Term Collateral Agreement, dated April 13, 2017, among Installed Building Products, Inc., certain of its subsidiaries and Royal Bank of Canada, as term collateral agent.	8-K		10.4	04/17/17

10.33	ABL Security Agreement, dated April 13, 2017, among Installed Building Products, Inc., certain of its subsidiaries and SunTrust Bank, as administrative agent.	8-K		10.5	04/17/17

10.34	Term Guarantee Agreement, dated April 13, 2017, among certain of Installed Building Products, Inc.’s subsidiaries and Royal Bank of Canada, as term collateral agent.	8-K		10.6	04/17/17

10.35	Form of Restricted Stock Agreement for awards made on or after April 19, 2017. #	10-Q		10.35	05/08/17

10.36	Form of Performance Share Agreement for awards made on or after April 19, 2017. #	10-Q		10.36	05/08/17

Exhibit Number	Description	Incorporation by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit(s)	Filing Date

10.37	Form of Stock Award Agreement. #	10-Q		10.37	05/08/17

10.38	Form of Performance-Based Cash Award Agreement. #	10-Q		10.37	05/08/17

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101 (a)	Financial statements in XBRL Format					X

#	Indicates management contract or compensatory plan.