Form 10-Q
period 2017-09-30
Installed Building Products, Inc.
filed 2017-11-06
CIK 1580905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

On October 30, 2017 the registrant had 31,862,561 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$67,008	$14,482
Investments	25,114	—
Accounts receivable (less allowance for doubtful accounts of $4,846 and $3,397
at September 30, 2017 and December 31, 2016, respectively)	185,470	128,466
Inventories	44,074	40,229
Other current assets	19,599	9,214

Total current assets	341,265	192,391
Property and equipment, net	78,045	67,788
Non-current assets
Goodwill	153,660	107,086
Intangibles, net	140,714	86,317
Other non-current assets	9,969	8,513

Total non-current assets	304,343	201,916

Total assets	$723,653	$462,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$15,550	$17,192
Current maturities of capital lease obligations	6,044	6,929
Accounts payable	82,329	67,921
Accrued compensation	25,975	18,212
Other current liabilities	23,703	19,851

Total current liabilities	153,601	130,105
Long-term debt	328,295	134,235
Capital lease obligations, less current maturities	7,509	8,364
Deferred income taxes	13,755	14,239
Other long-term liabilities	23,135	21,175

Total liabilities	526,295	308,118
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common Stock; $0.01 par value: 100,000,000 authorized, 32,524,934 and 32,135,176 issued and 31,862,561 and 31,484,774 shares outstanding at September 30, 2017 and December 31, 2016, respectively	325	321
Additional paid in capital	172,206	158,581
Retained earnings	37,641	7,294
Treasury Stock; at cost: 662,373 and 650,402 shares at September 30, 2017 and December 31, 2016, respectively	(12,769)	(12,219)
Accumulated other comprehensive loss	(45)	—

Total stockholders’ equity	197,358	153,977

Total liabilities and stockholders’ equity	$723,653	$462,095

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net revenue	$295,193	$225,392	$833,058	$629,003
Cost of sales	209,612	158,132	590,377	444,909

Gross profit	85,581	67,260	242,681	184,094
Operating expenses
Selling	14,865	13,028	42,541	36,239
Administrative	41,657	31,504	122,679	92,677
Amortization	6,824	2,889	19,790	8,178

Operating income	22,235	19,839	57,671	47,000
Other expense
Interest expense	4,421	1,544	11,456	4,605
Other	83	23	366	248

Income before income taxes	17,731	18,272	45,849	42,147
Income tax provision	5,721	6,723	15,502	14,792

Net income	$12,010	$11,549	$30,347	$27,355

Other comprehensive income, net of tax:
Unrealized gain (loss) on cash flow hedge, net of tax (provision) benefit of ($21) and $30 for the three and nine months ended September 30, 2017, respectively	32	—	(45)	—

Comprehensive income	$12,042	$11,549	$30,302	$27,355

Basic and diluted net income per share	$0.38	$0.37	$0.96	$0.87

Weighted average shares outstanding:
Basic	31,659,503	31,323,600	31,632,400	31,294,596
Diluted	31,766,881	31,377,790	31,712,515	31,351,991

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

	Common Stock		Additional Paid In	Accumulated	Treasury Shares		Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity
BALANCE—January 1, 2016	31,982,888	$320	$156,688	$(31,142)	(616,560)	$(11,383)	$—	$114,483

Net Income				27,355				27,355
Issuance of Common Stock Awards to Employees	143,528	1	(1)					—
Surrender of Common Stock Awards by Employees					(33,091)	(836)		(836)
Share-Based Compensation Expense			1,231					1,231
Share-Based Compensation Issued to Directors	8,760		300					300

BALANCE—September 30, 2016	32,135,176	$321	$158,218	$(3,787)	(649,651)	$(12,219)	$—	$142,533

	Common Stock		Additional Paid In	Retained	Treasury Shares		Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
BALANCE—January 1, 2017	32,135,176	$321	$158,581	$7,294	(650,402)	$(12,219)	$—	$153,977

Net Income				30,347				30,347
Purchase of Remaining Interest in Subsidiary			(1,890)					(1,890)
Issuance of Common Stock for Acquisition	282,577	3	10,856					10,859
Issuance of Common Stock Awards to Employees	101,241	1	(1)					—
Surrender of Common Stock Awards by Employees					(11,971)	(550)		(550)
Share-Based Compensation Expense			4,360					4,360
Share-Based Compensation Issued to Directors	5,940		300					300
Other Comprehensive Loss, Net of Tax							(45)	(45)

BALANCE—September 30, 2017	32,524,934	$325	$172,206	$37,641	(662,373)	$(12,769)	$(45)	$197,358

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$30,347	$27,355
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	20,732	17,240
Amortization of intangibles	19,790	8,178
Amortization of deferred financing costs and debt discount	768	282
Provision for doubtful accounts	2,208	1,960
Write-off of debt issuance costs	1,201	286
Gain on sale of property and equipment	(329)	(218)
Noncash stock compensation	4,750	1,531
Deferred income taxes	—	708
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(24,636)	(17,878)
Inventories	68	(3,158)
Other assets	695	4,727
Accounts payable	2,665	3,879
Income taxes payable/receivable	(10,167)	3,652
Other liabilities	5,249	6,033

Net cash provided by operating activities	53,341	54,577

Cash flows from investing activities
Purchases of investments	(25,195)	—
Purchases of property and equipment	(22,947)	(19,169)
Acquisitions of businesses, net of cash acquired of $247 and $0, respectively	(130,994)	(36,427)
Proceeds from sale of property and equipment	682	523
Other	(1,845)	—

Net cash used in investing activities	(180,299)	(55,073)

Cash flows from financing activities
Proceeds from revolving line of credit under credit agreement applicable to respective period (Note 5)	—	37,975
Payments on revolving line of credit under credit agreement applicable to respective period (Note 5)	—	(37,975)
Proceeds from term loan under credit agreement applicable to respective period (Note 5)	300,000	100,000
Payments on term loan under credit agreement applicable to respective period (Note 5)	(97,000)	(50,625)
Proceeds from delayed draw term loan under credit agreement applicable to respective period (Note 5)	112,500	12,500
Payments on delayed draw term loan under credit agreement applicable to respective period (Note 5)	(125,000)	(50,000)
Proceeds from vehicle and equipment notes payable	15,817	16,310
Debt issuance costs	(8,175)	(1,238)
Principal payments on long term debt	(7,201)	(4,055)
Principal payments on capital lease obligations	(5,583)	(6,596)
Acquisition-related obligations	(3,434)	(2,732)
Surrender of common stock awards by employees	(550)	(836)
Purchase of remaining interest in subsidiary	(1,890)	—

Net cash provided by financing activities	179,484	12,728

Net change in cash	52,526	12,232
Cash at beginning of period	14,482	6,818

Cash at end of period	$67,008	$19,050

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$9,733	$3,904
Income taxes, net of refunds	26,292	10,428
Supplemental disclosure of noncash investing and financing activities
Common stock issued for acquisition of business	10,859	—
Vehicles capitalized under capital leases and related lease obligations	4,073	2,956
Seller obligations in connection with acquisition of businesses	3,759	2,849
Unpaid purchases of property and equipment included in accounts payable	1,108	2,140

See accompanying notes to condensed consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION

Installed Building Products, Inc. (“IBP”), a Delaware corporation formed on October 28, 2011, and its wholly-owned subsidiaries (collectively referred to as the “Company” and “we,” “us” and “our”) primarily install insulation, waterproofing, fire-stopping, fireproofing, garage doors, rain gutters, shower doors, closet shelving and mirrors and other products for residential and commercial builders located in the continental United States. The Company operates in over 100 locations and its corporate office is located in Columbus, Ohio.

We have one operating segment and a single reportable segment. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects from our national network of branch locations. Commercial sales have increased primarily due to the acquisition of Trilok Industries, Inc., Alpha Insulation & Waterproofing, Inc. and Alpha Insulation & Waterproofing Company (collectively, “Alpha”). See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for more information. The following table sets forth the percentage of our net revenue by end market:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Residential	84%	89%	83%	88%
Commercial	16	11	17	12

	100%	100%	100%	100%

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include all of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to prevent the information presented from being misleading when read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”), as filed with the SEC on February 28, 2017. The December 31, 2016 condensed consolidated balance sheet data herein was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP.

Our interim operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected in future operating quarters. See Item 1A, Risk Factors, in our 2016 Form 10-K for additional information regarding risk factors that may impact our results.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 to the consolidated financial statements in our 2016 Form 10-K describes the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no changes to our significant accounting policies during the three or nine months ended September 30, 2017 except in the areas of derivative and hedging activities, revenue and cost recognition, investments, accounts receivable, share-based compensation and use of estimates as described below.

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

Investment Policy

Marketable securities with original maturities longer than three months but less than one year from the balance sheet date are classified as investments within current assets. These investments consist of highly liquid instruments including corporate bonds and commercial paper. Investments for which we have the ability and positive intent to hold to maturity are carried at amortized cost. The difference between the acquisition costs and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of September 30, 2017, all of our investments were classified as held-to-maturity.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounts Receivable

We account for trade receivables based on amounts billed to customers. Past due receivables are determined based on contractual terms. We do not accrue interest on any of our trade receivables.

Retainage receivables represent the amount retained by our customers to ensure the quality of the installation and is received after satisfactory completion of each installation project. Management regularly reviews aging of retainage receivables and changes in payment trends and records an allowance when collection of amounts due are considered not probable. Amounts retained by project owners under construction contracts and included in accounts receivable and other non-current assets were $22.1 million and $0.6 million as of September 30, 2017, respectively. Amounts retained by project owners under construction contracts and included in accounts receivable as of December 31, 2016 were $10.3 million.

Share-Based Compensation

Our share-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of our stockholders. Restricted stock awards are periodically granted to certain employees, officers and non-employee members of our board of directors under the stockholder-approved 2014 Omnibus Incentive Plan.

Equity-based awards: Certain of our stock awards are deemed to be equity-based with a service condition and do not contain a market or performance condition with the exception of performance-based awards granted to certain officers and performance-based restricted stock units. Fair value of the non-performance-based awards to employees and officers is measured at the grant date and amortized to expense over the vesting period of the awards using the straight-line attribution method for all service-based awards with a graded vesting feature. This fair value is reduced by assumed forfeitures and adjusted for actual forfeitures until vesting. We also issue performance stock-based awards to certain officers under our 2014 Omnibus Incentive Plan. The performance-based compensation expense is recorded over the requisite service period using the graded-vesting method for the entire award. Performance-based stock awards are accounted for at fair value at date of grant. We also periodically grant restricted stock units to certain employees under the stockholder-approved 2014 Omnibus Incentive Plan. These units convert to shares upon meeting time- and performance-based requirements.

Liability-based awards: Certain of our stock awards represent a predominately-fixed monetary amount that is to be settled with a variable number of shares. These awards contain both time and performance requirements, and are deemed to be liability-based, which requires that we re-measure to reflect the fair value at the end of each reporting period. The change in fair value each reporting period is recorded as compensation cost, with a corresponding increase or decrease in the share-based liability, either immediately or over the remaining service period depending on the vested status of the award.

Compensation expense for both equity and liability-based restricted stock units is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the contingent vesting period. If performance goals are not probable of occurrence, no compensation expense will be recognized. If performance goals that were previously deemed probable are not or are not expected to be met, the previously recognized compensation cost related to such performance goals will be reversed. Employees and officers are subject to tax at the vesting date based on the market price of the shares on that date, or on the grant date if an election is made.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the revenue, costs and reserves established under the percentage-of-completion method, allowance for doubtful accounts, valuation allowance on deferred tax assets, valuation of the reporting unit, intangible assets and other long-lived assets, share-based compensation, fair value of derivative instruments and reserves for general liability, workers’ compensation and medical insurance. Management believes the accounting estimates are appropriate and reasonably determined; however, due to the inherent uncertainties in making these estimates, actual amounts could differ from such estimates.

Advertising Costs

Advertising costs are generally expensed as incurred. Advertising expense was approximately $0.8 million and $2.4 million for the three and nine months ended September 30, 2017, respectively, and $0.8 million and $2.2 million for the three and nine months ended September 30, 2016, respectively, and is included in selling expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments.” This ASU clarifies the requirement for assessing whether contingent call/put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under this amendment is required to assess the embedded call/put options solely in accordance with the four-step decision sequence. Consequently, when a call/put option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call/put option is related to interest rates or credit risks. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. This ASU did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323).” The portion of this ASU related to Topic 250 states that when a registrant does not know or cannot reasonably estimate the impact that future adoption of certain ASUs (ASU 2014-09, 2016-02 and 2016-13) are expected to have on the financial statements, then in addition to making a statement to that effect, that registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. We have included such disclosures for ASU 2014-09 but not for ASU 2016-02 or ASU 2016-13 since we have not yet performed sufficient analysis on future effects upon implementation of the new standards. We have concluded that the portion of this ASU related to Topic 323 is not applicable and, therefore, did not have a material impact on our consolidated financial statements. This ASU is effective upon issuance.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 and related subsequently issued amendments set forth a new revenue recognition model that requires identifying the contract(s) with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations and recognizing the revenue upon satisfaction of performance obligations. In July 2015, the FASB voted to defer the application of the provisions of this standard for public companies until annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. We have substantially completed our assessment on the applicability of the standard on accounting for contracts with customers with the exception of certain 2017 business combinations which we are currently assessing. The standard is expected to result in the disaggregation of certain of our insulation contracts into multiple separately identifiable performance obligations as well as additional revenue recognition disclosures. Under current accounting standards, we consider the installation service to represent one performance obligation, whereas in accordance with this ASU, we have identified multiple phases to certain of our insulation projects that should be considered separate performance obligations. Currently, we intend to adopt the new standard using the modified retrospective approach, which would allow us to recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings.

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

In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 pursuant to Staff announcements at the March 3, 2016 EITF Meeting.” This ASU rescinds from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements at the March 3, 2016 meeting. For public entities, the amendments related to Topic 605 are effective for interim and annual reporting periods beginning after December 15, 2017 and amendments related to Topic 815 are effective for interim and annual reporting periods beginning after December 15, 2015. We have evaluated the applicability of this ASU and have determined it will not have a material impact on our consolidated financial statements.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments (Topic 230).” This ASU addresses the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. We have determined that this update addresses one issue that specifically impacts us, which is the classification of contingent consideration payments made after a business combination, and we are evaluating whether it will have a material impact on our consolidated financial statements. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory.” This ASU aligns the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards (“IFRS”). For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We have evaluated the applicability of this ASU and have determined it will not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. This standard is effective for interim and annual reporting periods beginning after December 15, 2017. We will adopt this standard effective January 1, 2018 as we expect it to be applicable to us at that time.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This ASU clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We have evaluated the applicability of this ASU and have determined it will not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments should be applied prospectively to an award modified on or after the adoption date. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. We have evaluated the applicability of this ASU and have determined it will not have a material impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This ASU better aligns a company’s risk management activities and financial reporting for hedging relationships and makes certain improvements to simplify the application of hedge accounting guidance. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. We are evaluating whether this ASU will have a material impact on our consolidated financial statements.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – INVESTMENTS

Cash and cash equivalents includes investments in money market funds that are valued based on the net asset value of the funds. The cash equivalents consist primarily of money market funds that are Level 1 measurements. The investments in these funds were $58.8 million as of September 30, 2017. We had no such investments as of December 31, 2016.

All other investments are classified as held-to-maturity and consist of highly liquid instruments including corporate bonds and commercial paper. As of September 30, 2017, the amortized cost of these investments equaled the net carrying value, which was $25.1 million. We had no such investments as of December 31, 2016. All held-to-maturity securities as of September 30, 2017 mature in one year or less and are Level 2 measurements. See Note 7, Fair Value Measurements, for additional information.

NOTE 4 – GOODWILL AND INTANGIBLES

Goodwill

The change in carrying amount of goodwill was as follows (in thousands):

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)
January 1, 2017	$177,090	$(70,004)	$107,086
Business Combinations	46,059	—	46,059
Other	515	—	515

September 30, 2017	$223,664	$(70,004)	$153,660

Other changes included in the above table represent minor adjustments for the allocation of certain acquisitions still under measurement and three immaterial acquisitions completed during the nine months ended September 30, 2017.

We test goodwill for impairment annually during the fourth quarter of our fiscal year or earlier if there is an impairment indicator. No impairment was recognized during either of the nine month periods ended September 30, 2017 and 2016.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangibles, net

The following table provides the gross carrying amount and accumulated amortization for each major class of intangibles (in thousands):

	As of September 30, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$118,448	$35,560	$82,888	$80,909	$27,533	$53,376
Covenants not-to-compete	11,581	4,139	7,442	8,602	2,466	6,136
Trademarks and trade names	56,781	13,097	43,684	37,303	10,498	26,805
Backlog	13,400	6,700	6,700	—	—	—

	$200,210	$59,496	$140,714	$126,814	$40,497	$86,317

The gross carrying amount of intangibles increased approximately $73.4 million during the nine months ended September 30, 2017 primarily due to business combinations. See Note 13, Business Combinations, for more information. Remaining estimated aggregate annual amortization expense is as follows (amounts, in thousands, are for the fiscal year ended):

Remainder of 2017	$6,916
2018	22,983
2019	17,928
2020	17,212
2021	16,194
Thereafter	59,481

NOTE 5 – LONG-TERM DEBT

Debt consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2017	2016
Term loans under agreements applicable to respective period, in effect, net of unamortized original issue discount and debt issuance costs of $6,184 and $447, respectively	$293,066	$95,803
Delayed draw term loans, in effect, net of unamortized debt issuance costs of $0 and $50, respectively	—	12,450
Vehicle and equipment notes, maturing June 2022 to September 2022; payable in various monthly installments, including interest rates ranging from 2% to 4%	46,713	38,186
Various notes payable, maturing through March 2025; payable in various installments, including interest rates ranging from 4% to 6%	4,066	4,988

	343,845	151,427
Less: current maturities	(15,550)	(17,192)

Long-term debt, less current maturities	$328,295	$134,235

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Senior Secured Credit Agreements

On April 13, 2017, we entered into a term loan credit agreement (the “Term Loan Agreement”) which provides for a seven-year $300.0 million term loan facility (the “Term Loan”) and an asset-based lending credit agreement (the “ABL Credit Agreement” and together with the Term Loan Agreement, the “Senior Secured Credit Agreements”) which provides for up to approximately $100.0 million with a sublimit up to $50.0 million for the issuance of letters of credit (the “ABL Revolver” and together with the Term Loan, the “Senior Secured Facilities”), which may be reduced or increased pursuant to the ABL Credit Agreement. The borrowing base for the ABL Revolver, which determines availability under the facility, is based on a percentage of the value of certain assets securing the obligations of the Company and the subsidiary guarantors under the ABL Credit Agreement.

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

In addition, we will pay customary commitment fees and letter of credit fees under the ABL Credit Agreement. The commitment fees will vary based upon a measure of our utilization under the ABL Revolver.

The Senior Secured Credit Agreements each contain a number of customary affirmative and negative non-financial covenants, and the ABL Credit Agreement also contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of 1.00 to 1.00 in the event that we do not meet a minimum measure of availability under the ABL Revolver.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Total gross assets relating to our master loan and equipment agreements were $66.8 million and $48.7 million as of September 30, 2017 and December 31, 2016, respectively, none of which were fully depreciated as of September 30, 2017 or December 31, 2016, respectively. The net book value of assets under these agreements was $47.3 million and $38.0 million as of September 30, 2017 and December 31, 2016, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.

NOTE 6 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts were as follows for the nine months ended September 30 (in thousands):

2017
Costs incurred on uncompleted contracts	$70,403
Estimated earnings	38,691

Total	109,094
Less: Billings to date	108,798

Net under (over) billings	$296

Net under (over) billings were as follows as of September 30 (in thousands):

2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,323
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,027)

Net under (over) billings	$296

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

Estimated Fair Value of Financial Instruments

Accounts receivable, accounts payable and accrued liabilities as of September 30, 2017 and December 31, 2016 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of our long-term debt, including the Term Loan and ABL Revolver as of September 30, 2017 and the term loan, delayed draw term loan and revolving line of credit as of December 31, 2016, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of the obligations associated with our capital leases and vehicle and equipment notes approximate fair value as of September 30, 2017 and December 31, 2016 because we have incurred the obligations within recent fiscal years when the interest rate markets have been low and stable. All debt classifications represent Level 2 fair value measurements.

The fair values of financial assets and liabilities were as follows as of September 30 (in thousands):

	Fair value as of September 30, 2017
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$58,825	$58,825	$—	$—
Investments	25,106	—	25,106	—

Total financial assets	$83,931	$58,825	$25,106	$—

Financial liabilities:
Derivative financial instruments, net of tax	$45	$—	$45	$—

We had no such items upon which to report fair value as of December 31, 2016. See Note 3, Investments, for more information on cash equivalents and investments included in the table above. Also see Note 8, Derivatives and Hedging Activities, for more information on derivative financial instruments.

NOTE 8 – DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. We manage exposure to a wide variety of business and operational risks through our core business activities.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We manage economic risks, including interest rate, liquidity and credit risk primarily by overseeing the amount, sources and duration of debt funding and the use of derivative financial instruments. Specifically, we have entered into derivative financial instruments to manage exposure to interest rate movements that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing and duration of our known or expected cash receipts and known or expected cash payments principally related to our investments and borrowings.

Cash Flow Hedges of Interest Rate Risk

Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2017, we have two interest rate swaps with a beginning notional of $100.0 million that amortize quarterly to $95.3 million at a maturity date of May 31, 2022.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives, when present, is recognized directly in earnings. During the nine months ended September 30, 2017, we did not record any hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next twelve months, we estimate that an additional $0.5 million will be reclassified as an increase to interest expense.

Additionally, we do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of September 30, 2017, the Company has not posted any collateral related to these agreements.

NOTE 9 – EMPLOYEE BENEFITS

Healthcare

Our healthcare benefit expense (net of employee contributions) for all plans was approximately $4.1 million and $3.7 million for the three months ended September 30, 2017 and 2016, respectively, and $12.4 million and $11.4 million for the nine months ended September 30, 2017 and 2016, respectively. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $1.9 million and $1.7 million as of September 30, 2017 and December 31, 2016, respectively.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Workers’ Compensation

Workers’ compensation expense totaled $3.1 million and $3.4 million for the three months ended September 30, 2017 and 2016, respectively, and $9.8 million and $9.2 million for the nine months ended September 30, 2017 and 2016, respectively. Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30, 2017	December 31, 2016
Included in other current liabilities	$4,913	$4,595
Included in other long-term liabilities	8,837	7,052

	$13,750	$11,647

We also had an insurance receivable for claims that exceeded the stop loss limit included on the Condensed Consolidated Balance Sheets. That receivable offsets an equal liability included within other long-term liabilities noted above and was as follows (in thousands):

	September 30, 2017	December 31, 2016
Included in other non-current assets	$1,828	$1,249

Share-Based Compensation

Directors

During the nine months ended September 30, 2017 and 2016, we granted approximately six thousand and nine thousand shares of our common stock, respectively, under our 2014 Omnibus Incentive Plan to non-employee members of our Board of Directors. Accordingly, for the nine months ended September 30, 2017 and 2016, we recorded $0.3 million in compensation expense within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income at the time of the grant.

Employees – Common Stock Awards

During the nine months ended September 30, 2017, we granted approximately 0.1 million shares of our common stock under our 2014 Omnibus Incentive Plan to our employees, which vest in three equal installments (rounded to the nearest whole share) on each of April 20, 2018, April 20, 2019 and April 20, 2020. These awards have a time-based requirement but are not classified as performance-based.

During the nine months ended September 30, 2017, our employees surrendered approximately ten thousand shares of our common stock to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2014 Omnibus Incentive Plan. Share-based compensation expense associated with common stock awards was $0.8 million and $1.9 million for the three and nine months ended September 30, 2017, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2016, respectively. We recognized excess tax benefits of $0.6 million and $0.3 million within the income tax provision in the Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2017 and 2016, respectively. We did not recognize any such excess tax benefits in the three months ended September 30, 2017 or 2016.

As of September 30, 2017, there was $6.2 million of unrecognized compensation expense related to these nonvested common stock awards. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 2.2 years. Shares forfeited are returned as treasury shares and available for future issuances. See the table below for changes in shares and related weighted average fair market value per share.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Employees – Performance-Based Stock Awards

During the nine months ended September 30, 2017, we established, and our Board of Directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2018 contingent upon achievement of these targets. Share-based compensation expense associated with these performance-based awards was $0.3 million and $0.7 million for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2017, there was $2.4 million of unrecognized compensation expense related to nonvested performance-based common stock awards. This expense is subject to future adjustments for forfeitures and is expected to be recognized over the remaining weighted-average period of 2.1 years using the graded-vesting method. See the table below for changes in shares and related weighted average fair market value per share.

Employees – Performance-Based Restricted Stock Units

During the nine months ended September 30, 2017, we established, and our Board of Directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2018 contingent upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares. Share-based compensation expense associated with these performance-based awards was $1.0 million and $1.7 million for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2017, there was $2.1 million of unrecognized compensation expense related to nonvested performance-based common stock units. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 0.6 years. See the table below for changes in shares and related weighted average fair market value per share.

In addition, during the three months ended September 30, 2017, we established, and our Board of Directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees between 2018 and 2022 contingent upon achievement of certain performance targets. These units will be accounted for as liability-based awards since they represent a predominantly-fixed monetary amount that will be settled with a variable number of common shares and as such are included in other long-term liabilities on the Condensed Consolidated Balance Sheets. Share-based compensation expense associated with these performance-based awards was $0.1 million for the three and nine months ended September 30, 2017. The unrecognized compensation expense associated with the liability-based awards is subject to fair value adjustment each reporting period, and is expected to be recognized on a straight-line basis over the remaining vesting period of 4.25 years.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Share-Based Compensation Summary

Amounts for each category of equity-based award for employees as of December 31, 2016 and changes during the nine months ended September 30, 2017 were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Fair Market Value Per Share	Awards	Weighted Average Fair Market Value Per Share	Units	Weighted Average Fair Market Value Per Share
Nonvested awards/units at December 31, 2016	161,174	$26.36	—	$—	—	$—
Granted	101,241	52.00	77,254	41.00	73,880	52.00
Vested	(57,816)	26.30	—	—	—	—
Forfeited/Cancelled	(1,541)	36.33	—	—	(475)	52.00

Nonvested awards/units at September 30, 2017	203,058	$39.09	77,254	$41.00	73,405	$52.00

As of September 30, 2017, approximately 2.6 million shares of common stock were available for issuance under the 2014 Omnibus Incentive Plan.

NOTE 10 – INCOME TAXES

Our provision for income taxes as a percentage of pretax earnings is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.

During the three and nine months ended September 30, 2017, the effective tax rate was 32.3% and 33.8%, respectively. These rates were favorably impacted by deductions related to domestic production activities, usage of net operating losses for a tax filing entity which previously had a full valuation allowance, excess tax benefits from share-based compensation arrangements and the statute expiring for various uncertain tax positions. The favorable impact was partially offset by the tax effect of losses incurred by separate companies to which no benefit can be recognized due to a full valuation allowance against the losses.

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

For the three and nine months ended September 30, 2017 and 2016, the amount of sales to related parties as well as the purchases from and rent expense paid to related parties were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Sales	$2,641	$2,182	$7,363	$5,282
Purchases	302	114	901	370
Rent	290	163	875	472

As of September 30, 2017 and December 31, 2016, we had related party balances of approximately $2.0 million and $1.5 million, respectively, included in accounts receivable on our Condensed Consolidated Balance Sheets. These balances primarily represent trade accounts receivable arising during the normal

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer is a member of our Board of Directors, accounted for $1.0 million and $0.8 million of these balances as of September 30, 2017 and December 31, 2016, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Accrued General Liability

Accrued general insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30, 2017	December 31, 2016
Included in other current liabilities	$2,069	$1,949
Included in other long-term liabilities	7,627	7,104

	$9,696	$9,053

We also had insurance receivables included on the Condensed Consolidated Balance Sheets that, in aggregate, offset an equal liability included within the reserve amounts noted above. The amounts were as follows (in thousands):

	September 30, 2017	December 31, 2016
Insurance receivable and indemnification asset for claims under a fully insured policy	$2,773	$2,773
Insurance receivable for claims that exceeded the stop loss limit	2	26

Total insurance receivables included in other non-current assets	$2,775	$2,799

Leases

We are obligated under capital leases covering vehicles and certain equipment. The vehicle and equipment leases generally have initial terms ranging from four to six years. Total gross assets relating to capital leases were approximately $64.2 million and $64.2 million as of September 30, 2017 and December 31, 2016, respectively, and a total of approximately $23.7 million and $22.8 million were fully depreciated as of September 30, 2017 and December 31, 2016, respectively. The net book value of assets under capital leases was approximately $14.4 million and $16.4 million as of September 30, 2017 and December 31, 2016, respectively. Amortization of assets held under capital leases is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) with related parties as of September 30, 2017 are as follows (in thousands):

Remainder of 2017	$295
2018	988
2019	829
2020	566
2021	583
Thereafter	600

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

NOTE 13 – BUSINESS COMBINATIONS

As part of our ongoing strategy to increase market share in certain markets, we completed seven business combinations during the nine months ended September 30, 2017 and six business combinations during the nine months ended September 30, 2016 in which we acquired 100% of the voting equity interests in each. The largest of these acquisitions were Alpha, Columbia Shelving & Mirror Inc. and Charleston Shelving & Mirror, Inc. (collectively, “Columbia”) and All In Insulation, LLC d/b/a Astro Insulation (collectively, “Astro”). The remaining acquisitions were individually insignificant but material in the aggregate, as follows (in thousands):

					Fair Value	Total	Three months ended September 30, 2017		Nine months ended September 30, 2017
2017 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	of Common Stock Issued	Purchase Price	Revenue	Net (Loss) Income	Revenue	Net Income (Loss)
Alpha(1)	1/5/2017	Share	$103,810	$2,002	$10,859	$116,671	$29,334	$(271)	$87,830	$190
Columbia	6/26/2017	Asset	8,768	225	—	8,993	3,026	73	3,241	80
Astro	9/18/2017	Asset	8,851	490	—	9,341	264	46	264	46
Other	Various	Asset	9,812	1,042	—	10,854	6,499	84	11,671	366

Total			$131,241	$3,759	$10,859	$145,859	$39,123	$(68)	$103,006	$682

(1)	The cash paid included $21.7 million in contingent consideration to satisfy purchase price adjustments related to cash and net working capital requirements, earnout consideration based on Alpha’s change in EBITDA from 2015 and a customary holdback. We issued 282,577 shares of our common stock with a fair value of $10.9 million.

						Three months ended September 30, 2016		Nine months ended September 30, 2016
2016 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)	Revenue	Net Income (Loss)
Alpine Insulation Co., Inc.	4/12/2016	Asset	$21,151	$1,560	$22,711	$7,957	$806	$14,734	$1,238
Other	Various	Asset	15,276	1,289	16,565	5,519	(200)	12,283	(664)

Total			$36,427	$2,849	$39,276	$13,476	$606	$27,017	$574

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Acquisition-related costs recorded within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to $0.9 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and $2.3 million and $1.3 million for the nine months ended September 30, 2017 and 2016, respectively. The goodwill recognized in conjunction with these business combinations is attributable to expected improvement in the business of these acquired companies. We expect to deduct approximately $45.6 million of goodwill for tax purposes as a result of 2017 acquisitions.

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following as of September 30, 2017 and 2016 and may be adjusted during the valuation period since acquisition (in thousands):

	2017					2016
	Alpha	Columbia	Astro	Other	Total	Alpine	Other	Total
Estimated fair values:
Cash	$247	$—	$—	$—	$247	$—	$—	$—
Accounts receivable	30,361	990	924	2,137	34,412	3,959	2,080	6,039
Inventories	1,851	704	296	1,014	3,865	700	888	1,588
Other current assets	4,827	8	36	8	4,879	—	12	12
Property and equipment	1,528	659	640	1,144	3,971	656	1,188	1,844
Intangibles	57,100	4,760	4,966	5,939	72,765	12,800	8,492	21,292
Goodwill	38,679	2,211	2,808	2,361	46,059	6,642	5,270	11,912
Other non-current assets	150	31	—	191	372	—	94	94
Accounts payable and other current liabilities	(18,072)	(370)	(329)	(1,940)	(20,711)	(2,046)	(1,459)	(3,505)

Fair value of assets acquired and purchase price	116,671	8,993	9,341	10,854	145,859	22,711	16,565	39,276
Less fair value of common stock issued	10,859	—	—	—	10,859	—	—	—
Less seller obligations	2,002	225	490	1,042	3,759	1,560	1,289	2,849

Cash paid	$103,810	$8,768	$8,851	$9,812	$131,241	$21,151	$15,276	$36,427

Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party and internal valuations are finalized, certain tax aspects of the transaction are completed and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Goodwill and intangibles per the above table do not agree to the total gross increases of these assets as shown in Note 4, Goodwill and Intangibles, during the nine months ended September 30, 2017 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added and written off during the ordinary course of business. In addition, goodwill and intangibles increased during the nine months ended September 30, 2017 due to three immaterial tuck-in acquisitions that do not appear in the above table.

The provisional amounts for Alpha originally reported in our Condensed Consolidated Balance Sheets included in our Quarterly Report on Form 10-Q for the period ended March 31, 2017 were adjusted to reflect the review and ongoing analysis of the fair value measurements. As a result of our continued evaluation during the measurement period, we increased goodwill by approximately $2.2 million, offset by a corresponding net reduction in various working capital accounts.

The provisional amounts for Columbia originally reported in our Condensed Consolidated Balance Sheets included in our Quarterly Report on Form 10-Q for the period ended June 30, 2017 were adjusted to reflect the review and ongoing analysis of the fair value measurements. As a result of an independent appraisal, we increased goodwill by approximately $0.5 million and our seller obligations by approximately $0.4 million for an adjustment to the fair value of a working capital contingent liability. These adjustments, as well as various other insignificant adjustments, resulted in a total purchase price increase for Columbia of approximately $0.6 million as reflected within the above table and were within applicable measurement period guidelines.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Estimates of acquired intangible assets related to the acquisitions are as follows for the nine months ended September 30 (dollars in thousands):

	2017		2016
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$37,533	8	$12,862	9
Trademarks and trade names	19,403	15	6,116	15
Non-competition agreements	2,429	5	2,315	5
Backlog	13,400	1.5	—	—

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

	Pro forma for the three months ended September 30,		Pro forma for the nine months ended September 30,
	2017	2016	2017	2016
Net revenue	$297,820	$272,010	$853,897	$771,313
Net income	11,836	12,328	31,544	32,117
Basic net income per share	0.37	0.39	1.00	1.02
Diluted net income per share	0.37	0.39	0.99	1.02

Unaudited pro forma net income reflects additional intangible asset amortization expense of $0.1 million and $0.9 million for the three and nine months ended September 30, 2017 and $4.2 million and $13.1 million for the three and nine months ended September 30, 2016, respectively, as well as additional income tax (benefit) expense of ($0.1) million and $0.6 million for the three and nine months ended September 30, 2017, and $0.5 million and $2.6 million for the three and nine months ended September 30, 2016, respectively, and additional interest expense of $0.5 million and $1.4 million for the three and nine months ended September 30, 2016, respectively, that would have been recorded had the 2017 acquisitions taken place on January 1, 2016 and the 2016 acquisitions taken place on January 1, 2015. There was no additional interest expense for the three or nine months ended September 30, 2017. In addition, we included 282,577 shares of our common stock issued upon acquisition of Alpha in the weighted average shares used to calculate unaudited basic and diluted net income per share for the three and nine months ended September 30, 2016 that would have been recorded had the acquisition taken place on January 1, 2016.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 – INCOME PER COMMON SHARE

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

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net income - basic and diluted	$12,010	$11,549	$30,347	$27,355

Weighted average number of common shares outstanding	31,659,503	31,323,600	31,632,400	31,294,596
Dilutive effect of outstanding common stock awards after application of the Treasury Stock Method	107,378	54,190	80,115	57,395

Diluted shares outstanding	31,766,881	31,377,790	31,712,515	31,351,991
Basic and diluted net income per share	$0.38	$0.37	$0.96	$0.87

None of the non-vested common stock awards had an antidilutive effect on diluted net income per share for either of the three or nine months ended September 30, 2017 and 2016.

NOTE 15 – SUBSEQUENT EVENTS

On October 30, 2017, we acquired substantially all of the assets of A+ Insulation, LLC for total consideration of approximately $2.4 million, subject to a working capital adjustment. The initial accounting for the business combination was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Quarterly Report on Form 10-Q. As a result, disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time.

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

Contracts fulfilled by Alpha are primarily accounted for under the percentage-of-completion method of accounting. When the percentage-of-completion method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. The costs of earned revenue include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. As a result of the acquisition of Alpha, we currently estimate backlog to be $81.4 million as of September 30, 2017. Backlog represents expected revenue on uncompleted contracts, including the amount of revenue on contracts for which our work has not yet commenced, less the revenue recognized under these contracts.

As a result of Hurricanes Harvey and Irma, we closed our locations in Texas and Florida during and in the days immediately following the storms. This negatively impacted our revenue and gross profit for the three months ended September 30, 2017.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Net revenue

For the three months ended September 30, 2017, net revenue increased $69.8 million, or 31.0%, to $295.2 million from $225.4 million for the three months ended September 30, 2016. The increase in net revenue included revenue from acquisitions of approximately $48.7 million. Approximately $8.3 million was predominantly attributable to organic growth in the volume of completed jobs in all of our end markets. The remaining increase in net revenue of $12.8 million resulted from a variety of factors, including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. None of these additional factors was more significant than any other. Partially offsetting the increase in revenue were the effects of Hurricanes Harvey and Irma that negatively impacted our productivity during the three months ended September 30, 2017.

Cost of sales

For the three months ended September 30, 2017, cost of sales increased $51.5 million, or 32.6%, to $209.6 million from $158.1 million for the three months ended September 30, 2016. As a percentage of net revenue, cost of sales increased to 71.0% during the three months ended September 30, 2017 from 70.2% during the three months ended September 30, 2016. On a dollar basis, cost of sales included increases from acquired businesses of approximately $34.8 million. Approximately $5.5 million was predominantly attributable to organic growth in the volume of completed jobs in the residential new construction end market. Additionally, cost of sales increased $11.2 million as a result of a variety of factors including customer and product mix, market pricing variations and insulation volumes driven by building code requirements, as well as expense associated with our recently introduced share-based compensation program for certain of our installers. None of these additional factors was more significant than any other.

Gross Profit

For the three months ended September 30, 2017, gross profit increased $18.3 million to $85.6 million from $67.3 million for the three months ended September 30, 2016. As a percentage of net revenue, gross profit decreased to 29.0% for the three months ended September 30, 2017 from 29.8% for the three months ended September 30, 2016 due to the factors discussed above.

Operating expenses

Selling

For the three months ended September 30, 2017, selling expenses increased $1.9 million, or 14.1%, to $14.9 million from $13.0 million for the three months ended September 30, 2016. As a percentage of net revenue, selling expenses decreased to 5.0% during the three months ended September 30, 2017 from 5.8% during the three months ended September 30, 2016. On a dollar basis, the increase in selling expenses was primarily due to higher wages, benefits and commissions which supported both organic and acquisition-related growth.

Administrative

For the three months ended September 30, 2017, administrative expenses increased $10.2 million, or 32.2%, to $41.7 million from $31.5 million for the three months ended September 30, 2016. The increase in administrative expenses is generally related to the cost of completing acquisitions, the ongoing costs associated with these newly-acquired entities and costs to support our growth. Wages and benefits increased $6.7 million, of which $4.0 million was attributable to acquisitions and $2.7 million was to support our growth. In addition, facility costs increased $1.2 million to support both organic and acquisition related growth and accounting, legal and consulting fees increased $0.5 million primarily to facilitate our transition into large accelerated filer status. The remaining increase in administrative expenses of $1.8 million included individually minor increases in several categories necessary to support our growing business, such as supplies and information technology costs.

Amortization

For the three months ended September 30, 2017, amortization expense increased $3.9 million to $6.8 million from $2.9 million for the three months ended September 30, 2016. The increase in amortization expense was attributable to the additional finite-lived intangible assets recorded as a result of acquisitions.

Other expense

For the three months ended September 30, 2017, other expense increased $2.9 million to $4.5 million from $1.6 million for the three months ended September 30, 2016 due to increased interest expense on our new Term Loan to support our growth related to acquisitions.

Income tax provision

During the three months ended September 30, 2017, we recorded an income tax provision of $5.7 million on our income before income taxes of $17.7 million, or an effective tax rate of 32.3%. This rate was favorably impacted by deductions related to domestic production activities, usage of net operating losses for a tax filing entity which previously had a full valuation allowance, excess tax benefits from share-based compensation arrangements and the statute expiring for various uncertain tax positions. The favorable impact was partially offset by the tax effect of losses incurred by separate companies to which no benefit can be recognized due to a full valuation allowance against the losses.

During the three months ended September 30, 2016, we recorded an income tax provision of $6.7 million on our income before income taxes of $18.3 million, or an effective tax rate of 36.8%. This rate was favorably impacted by deductions related to domestic production activities and the release of a valuation allowance due to utilization of net operating losses. The favorable impact was partially offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Net revenue

For the nine months ended September 30, 2017, net revenue increased $204.1 million, or 32.4%, to $833.1 million from $629.0 million for the nine months ended September 30, 2016. The increase in net revenue included revenue from acquisitions of approximately $141.8 million. Approximately $35.8 million was predominantly attributable to organic growth in the volume of completed jobs in all of our end markets. The remaining increase in net revenue of $26.5 million resulted from a variety of factors, including customer and product mix, market pricing variations and insulation volumes driven by building code requirements. None of these additional factors was more significant than any other. Partially offsetting the increase in revenue were the effects of Hurricanes Harvey and Irma that negatively impacted our productivity during the nine months ended September 30, 2017.

Cost of sales

For the nine months ended September 30, 2017, cost of sales increased $145.5 million, or 32.7%, to $590.4 million from $444.9 million for the nine months ended September 30, 2016. As a percentage of net revenue, cost of sales increased to 70.9% during the nine months ended September 30, 2017 from 70.7% during the nine months ended September 30, 2016. On a dollar basis, cost of sales included increases from acquired businesses of approximately $100.2 million. Approximately $24.4 million was predominantly attributable to organic growth in the volume of completed jobs in the residential new construction end market. Additionally, cost of sales increased $20.9 million as a result of a variety of factors including customer and product mix, market pricing variations and insulation volumes driven by building code requirements, as well as expense associated with our recently introduced share-based compensation program for certain of our installers. None of these additional factors was more significant than any other.

Gross Profit

For the nine months ended September 30, 2017, gross profit increased $58.6 million to $242.7 million from $184.1 million for the nine months ended September 30, 2016. As a percentage of net revenue, gross profit decreased to 29.1% for the nine months ended September 30, 2017 from 29.3% for the nine months ended September 30, 2016 due to the factors discussed above.

Operating expenses

Selling

For the nine months ended September 30, 2017, selling expenses increased $6.3 million, or 17.4%, to $42.5 million from $36.2 million for the nine months ended September 30, 2016. As a percentage of net revenue, selling expenses decreased to 5.1% during the nine months ended September 30, 2017 from 5.8% during the nine months ended September 30, 2016. On a dollar basis, the increase in selling expenses was primarily due to higher wages, benefits and commissions of $5.8 million which supported both organic and acquisition-related growth. The remaining increase of $0.5 million included individually minor increases in several categories necessary to support our growing business.

Administrative

For the nine months ended September 30, 2017, administrative expenses increased $30.0 million, or 32.4%, to $122.7 million from $92.7 million for the nine months ended September 30, 2016. The increase in administrative expenses is generally related to the cost of completing acquisitions, the ongoing costs associated with these newly-acquired entities and costs to support our growth. Wages and benefits increased $18.9 million, of which $11.8 million was attributable to acquisitions and $7.1 million was to support our growth. In addition, facility costs increased $3.7 million to support both organic and acquisition-related growth and accounting, legal and consulting fees increased $2.3 million primarily to facilitate our transition into accelerated filer status. We also incurred $1.1 million of increased general liability insurance costs due to claims development and to support growth and $0.9 million of increased information technology-related expenses. The remaining increase in administrative expenses of $3.1 million included individually minor increases in several categories necessary to support our growing business.

Amortization

For the nine months ended September 30, 2017, amortization expense increased $11.6 million to $19.8 million from $8.2 million for the nine months ended September 30, 2016. The increase in amortization expense was attributable to the additional finite-lived intangible assets recorded as a result of acquisitions.

Other expense

For the nine months ended September 30, 2017, other expense increased $6.9 million to $11.8 million from $4.9 million for the nine months ended September 30, 2016 due to increased interest expense on higher debt levels to support our growth related to acquisitions.

Income tax provision

During the nine months ended September 30, 2017, we recorded an income tax provision of $15.5 million on our income before income taxes of $45.8 million, or an effective tax rate of 33.8%. This rate was favorably impacted by deductions related to domestic production activities, usage of net operating losses for a tax filing entity which previously had a full valuation allowance, excess tax benefits from share-based compensation arrangements and the statute expiring for various uncertain tax positions. The favorable impact was partially offset by the tax effect of losses incurred by separate companies to which no benefit can be recognized due to a full valuation allowance on the losses.

During the nine months ended September 30, 2016, we recorded an income tax provision of approximately $14.8 million on our income before income taxes of approximately $42.1 million, or an effective tax rate of 35.1%. This rate was favorably impacted by deductions related to domestic production activities, the early adoption of ASU 2016-09 and the release of a valuation allowance due to utilization of net operating losses. The favorable impact was partially offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

Liquidity and Capital Resources

Our primary sources of liquidity are our cash and cash equivalents, our marketable securities and the cash generated by our operations. As of September 30, 2017 and December 31, 2016, we had $92.1 million and $14.5 million, respectively, in cash, cash equivalents and marketable securities. Our marketable securities consist primarily of commercial paper, corporate bonds and money market funds. Our investment policy requires the purchase of high grade investment securities and the diversification of asset types and includes certain limits to avoid over-concentration into specific maturities, a specific issuer or a specific class of securities. As of September 30, 2017, we are in compliance with our investment policy. As of September 30, 2017, the financial sector accounted for 100% of our total investment portfolio.

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

As of September 30, 2017, we had no outstanding borrowings under our ABL Revolver and our borrowing availability was $82.1 million after being reduced by outstanding letters of credit of $17.9 million.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months.

Senior Secured Credit Agreements

Our Term Loan Agreement provides for a seven-year $300.0 million Term Loan. Our ABL Credit Agreement provides for the ABL Revolver of up to approximately $100.0 million with a sublimit up to $50.0 million for the issuance of letters of credit, which may be reduced or increased pursuant to the ABL Credit Agreement. The borrowing base for the ABL Revolver, which determines availability under the facility, is based on a percentage of the value of certain assets securing the obligations of the Company and the subsidiary guarantors under the ABL Credit Agreement.

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

Loans under the Senior Secured Credit Facilities bear interest based on, at the Company’s election, either the base rate or the Eurodollar rate plus, in each case, the Applicable Margin. The Applicable Margin in respect of loans under (i) the Term Loan Agreement will be (A) 3.00% in the case of Eurodollar rate loans and (B) 2.00% in the case of base rate loans, and (ii) the ABL Facility will be (A) 1.25%, 1.50% or 1.75% in the case of Eurodollar rate loans (based on a measure of availability under the ABL Facility) and (B) 0.25%, 0.50% or 0.75% in the case of base rate loans (based on a measure of availability under the ABL Facility).

In addition, we will pay customary commitment fees and letter of credit fees under the ABL Credit Agreement. The commitment fees will vary based upon a measure of our utilization under the ABL Revolver.

The Senior Secured Credit Agreements each contain a number of customary affirmative and negative non-financial covenants, and the ABL Credit Agreement also contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of 1.00 to 1.00 in the event that we do not meet a minimum measure of availability under the ABL Revolver. At September 30, 2017, we were in compliance with all applicable covenants under the Senior Secured Credit Agreements.

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

Total gross assets relating to our master loan and equipment agreements were $66.8 million and $48.7 million as of September 30, 2017 and December 31, 2016, respectively, none of which were fully depreciated as of September 30, 2017 or December 31, 2016, respectively. The net book value of assets under these agreements was $47.3 million and $38.0 million as of September 30, 2017 and December 31, 2016, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Letters of Credit and Bonds

We use letters of credit to secure our performance under our general liability and workers’ compensation insurance programs. Our largest workers’ compensation insurance program is considered a high deductible program whereby we are responsible for the cost of claims under approximately $0.8 million. If we do not pay these claims, our workers’ compensation insurance carriers are required to make these payments to the claimants on our behalf. Effective with the plan year beginning October 1, 2015, our largest general liability insurance program is considered a high retention program whereby we are responsible for the cost of claims up to approximately $2.0 million, subject to an aggregate cap of $8.0 million. If we do not pay these claims, our general liability insurance carrier is required to make these payments to the claimants on our behalf. Prior to the claim year beginning October 1, 2015, our largest general liability insurance program has a self-insured retention (“SIR”) of $0.35 million whereby we continue to be responsible for all claims below the SIR and the insurance company continues to be responsible for all liabilities above the SIR. As of September 30, 2017, we had $17.9 million of outstanding letters of credit and $0.3 million in cash securing our performance under these insurance programs. We expect to increase the collateral for these programs by approximately $10.0 million during the fourth quarter of 2017.

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span several months. As of September 30, 2017, we had 56 performance bonds outstanding, totaling approximately $24.1 million. The acquisition of Alpha resulted in a significant increase in the level of contracts in the commercial end market, which typically require a greater value of performance bonds. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. As of September 30, 2017, we had 358 permit and license bonds outstanding, totaling approximately $5.9 million. Permit and license bonds are typically issued for one year and are required by certain municipalities when we obtain licenses and permits to perform work in their jurisdictions.

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

Historical cash flow information

Cash flow from operating activities

Net cash provided by operating activities of $53.3 million and $54.6 million for the nine months ended September 30, 2017 and 2016, respectively, consisted primarily of net income of $30.3 million and $27.4 million, respectively, adjusted for non-cash and certain other items. Included in the net cash provided in 2017 were non-cash adjustments for depreciation and amortization expense on our expanded base of property, plant and equipment to support our growth totaling $20.7 million as well as for amortization on our growing intangible asset base from acquisitions totaling $19.8 million. These increases were offset by changes to certain assets and liabilities, excluding effects of acquisitions, most notably additional accounts receivable resulting from our growth and additional income tax receivables due to changes in estimated tax payments.

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

Cash flows from investing activities

Net cash used in investing activities was $180.3 million and $55.1 million for the nine months ended September 30, 2017 and 2016, respectively. In 2017, we made cash payments, net of cash acquired, of $131.0 million on business combinations, $25.2 million on purchases of short-term investments and $22.9 million primarily to purchase fleet to support our growing business.

In 2016, we made cash payments, net of cash acquired, of $36.4 million on business combinations and $19.2 million primarily to purchase fleet to support our growing business.

Cash flows from financing activities

Net cash provided by financing activities was $179.5 million and $12.7 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash provided in 2017 was primarily due to net proceeds of $190.5 million from our current and prior credit agreements to support continuing acquisitions and $15.8 million of proceeds from notes payable to finance our vehicle purchases. This increase in cash was offset by $8.2 million in debt issuance costs, $7.2 million in principal payments on other long term debt, $5.6 million in principal payments on capital lease obligations and $3.4 million in principal payments on acquisition-related obligations.

Net cash provided in 2016 was primarily due to net proceeds of $11.9 million as a result of amending our credit agreement, resulting in increased borrowing capacity to support operations and continuing acquisitions and $16.3 million of proceeds from notes payable to finance our vehicle purchases. This increase in cash was offset by $6.6 million in principal payments on capital lease obligations, $1.2 million in costs related to amending our credit agreement and $4.1 million in principal payments on other long term debt.

Capital expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Total capital expenditures, including unpaid purchases as of each balance sheet date, were $23.3 million and $21.3 million for the nine months ended September 30, 2017 and 2016, respectively, and primarily related to purchases of vehicles and various equipment to support our operations and increased net revenue. We finance a significant portion of our capital expenditures under the Master Loan and Security Agreement, the Master Equipment Agreement or the Master Loan Agreement, which allow us to benefit from depreciation for tax purposes. These arrangements require us to pay cash up front for vehicles and equipment. We are reimbursed for the upfront cash payments after the assets are financed under the agreements. Of the $23.3 million in capital expenditures during the nine months ended September 30, 2017, $15.8 million was converted to a financing arrangement by September 30, 2017 under the Master Loan and Security Agreement, Master Equipment Agreement and one or more Master Loan Agreements.

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

Contractual Obligations

Our enforceable and legally binding obligations as of September 30, 2017, included in the table below are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table:

(in thousands)	Payments due by year (1)
	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter

Long-term debt obligations (2)	$433,469	$7,274	$29,347	$28,917	$27,482	$21,678	$318,771
Capital lease obligations (3)	14,786	2,017	6,128	4,229	1,606	806	—
Operating lease obligations (4)	40,246	3,442	12,319	9,856	6,594	3,370	4,665

(1)	Our unrecognized tax benefits under ASC 740, “Income Taxes,” have been excluded from the table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.
(2)	Long-term debt obligations include principal and interest payments on our Term Loan Agreement and ABL Credit Agreement as well as our notes payable to sellers of acquisitions and vehicles purchased under the Master Loan and Security Agreement, the Master Equipment Agreement and the Master Loan Agreements. Long-term debt obligations do not include commitment fees on the unused portion of the ABL Revolver since these fees are subject to change based on the factors described in our Credit and Security Agreement. Interest on seller obligations maturing through March 2025 is estimated using current market rates. See Item 1, Financial Statements, Note 5, Long-Term Debt, for information on our vehicle and equipment notes.
(3)	We maintain certain production vehicles under a capital lease structure. The leases expire on various dates through November 2021. Capital lease obligations, as disclosed above, include estimated interest expense payments. In determining expected interest expense payments, we utilize the rates embedded in the lease documentation.
(4)	We lease certain locations, vehicles and equipment under operating lease agreements, including, but not limited to, corporate offices, branch locations and various office and operating equipment. In some instances, these location lease agreements exist with related parties. See Item 1, Financial Statements, Note 11, Related Party Transactions, for further information.

Off-Balance Sheet Arrangements

As of September 30, 2017, other than operating leases and purchase obligations described above, letters of credit issued under the ABL Revolver and performance and license bonds, we had no material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes for the three months ended September 30, 2017 from the critical accounting policies and estimates as previously disclosed in our 2016 Form 10-K and in our Form 10-Q for the three months ended March 31, 2017 and June 30, 2017, except in the area of share-based compensation as described below:

Share-Based Compensation

Our share-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of our stockholders. Restricted stock awards are periodically granted to certain employees, officers and non-employee members of our board of directors under the stockholder-approved 2014 Omnibus Incentive Plan.

Equity-based awards: Certain of our stock awards are deemed to be equity-based with a service condition and do not contain a market or performance condition with the exception of performance-based awards granted to certain officers and performance-based restricted stock units. Fair value of the non-performance-based awards to employees and officers is measured at the grant date and amortized to expense over the vesting period of the awards using the straight-line attribution method for all service-based awards with a graded vesting feature. This fair value is reduced by assumed forfeitures and adjusted for actual forfeitures until vesting. We also issue performance stock-based awards to certain officers under our 2014 Omnibus Incentive Plan. The performance-based compensation expense is recorded over the requisite service period using the graded-vesting method for the entire award. Performance-based stock awards are accounted for at fair value at date of grant. We also periodically grant restricted stock units to certain employees under the stockholder-approved 2014 Omnibus Incentive Plan. These units convert to shares upon meeting time- and performance-based requirements.

Liability-based awards: Certain of our stock awards represent a predominately-fixed monetary amount that is to be settled with a variable number of shares. These awards contain both time and performance requirements, and are deemed to be liability-based, which requires that we re-measure to reflect the fair value at the end of each reporting period. The change in fair value each reporting period is recorded as compensation cost, with a corresponding increase or decrease in the share-based liability, either immediately or over the remaining service period depending on the vested status of the award.

Compensation expense for both equity and liability-based restricted stock units is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the contingent vesting period. If performance goals are not probable of occurrence, no compensation expense will be recognized. If performance goals that were previously deemed probable are not or are not expected to be met, the previously recognized compensation cost related to such performance goals will be reversed. Employees and officers are subject to tax at the vesting date based on the market price of the shares on that date, or on the grant date if an election is made.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws, including with respect to the demand for our services, our financial model, expansion of our national footprint, our ability to capitalize on the new home construction recovery, our ability to strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve profitability and expectations for future demand for our services. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, the factors discussed in the “Risk Factors” section of our 2016 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risk since December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1. Financial Statements, Note 12, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.

Item 1A. Risk Factors

There have been no material changes for the three months ended September 30, 2017 from the risk factors as disclosed in our 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

There have been no material defaults in senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)(3) Exhibits

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 (a)	Financial statements in XBRL Format

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2017

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer