Form 10-K
period 2017-12-31
Installed Building Products, Inc.
filed 2018-02-28
CIK 1580905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2017 was $1,150,753,666.

On February 20, 2018, the registrant had 31,862,080 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

i

Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws, including with respect to our financial and business model, demand for our services and product offerings, expansion of our national footprint and diversification, our ability to capitalize on the new home and commercial construction recovery, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability and expectations for demand for our services and our earnings in 2018. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, the factors discussed in the “Risk Factors” section of this Form 10-K, as the same may be updated from time to time in our subsequent filings with the Securities and Exchange Commission. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.

Important factors that could cause our results to vary from expectations include, but are not limited to:

•	our dependence on the residential and commercial construction industries, the economy and the credit markets;

•	declines in the economy or slowing of the housing market recovery that could lead to significant impairment charges;

•	the cyclical and seasonal nature of our business;

•	our exposure to severe weather conditions;

•	the highly fragmented and competitive nature of our industry;

•	product shortages or the loss of key suppliers;

•	changes in the costs and availability of products;

•	inability to successfully acquire and integrate other businesses;

•	our exposure to claims arising from our operations;

•	our reliance on key personnel;

•	our ability to attract, train and retain qualified employees while controlling labor costs;

•	our exposure to product liability, workmanship warranty, casualty, construction defect and other claims and legal proceedings;

•	changes in, or failure to comply with, federal, state, local and other regulations;

•	disruptions in our information technology systems, including cybersecurity incidents;

•	our ability to implement and maintain effective internal control over financial reporting; and

•	additional factors discussed under Item 1, Business; Item 1A, Risk Factors; and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

ii

PART I

Item 1.	Business

OUR COMPANY

We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products, including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, shower doors, closet shelving and mirrors, throughout the United States. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects from our national network of over 125 branch locations in all 48 continental states and the District of Columbia. We believe we have the number one or two market position for new single-family insulation installation in more than half of the markets in which we operate based on permits issued in those markets. In January 2017, we acquired Trilok Industries, Inc., Alpha Insulation and Waterproofing, Inc. and Alpha Insulation and Waterproofing Company (collectively “Alpha”) to expand our market position in commercial insulation installation and strengthen our complementary installed product offerings in waterproofing, fire-stopping and fireproofing.

We manage all aspects of the installation process for our customers, from our direct purchase and receipt of materials from national manufacturers to our timely supply of materials to job sites and quality installation. Installation of insulation is a critical phase in the construction process, as certain interior work cannot begin until the insulation phase passes inspection. We benefit from our national scale, long-standing supplier relationships and a broad customer base that includes production and custom homebuilders, multi-family and commercial construction firms and homeowners.

Our business began in 1977 with one location in Columbus, Ohio. In the late 1990s, we began our acquisition strategy with the goal of creating a national platform. Since 1999, we have successfully completed and integrated over 125 acquisitions, which has allowed us to generate significant scale and to diversify our product offerings while expanding into some of the most attractive new construction markets in the United States. We believe we are well positioned to continue to profitably grow our business due to our strong balance sheet, liquidity and continuing acquisition strategy. For a further discussion of our industry and trends affecting our industry, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition, Key Factors Affecting our Operating Results, in this Form 10-K.

OUR OPERATIONS

We manage all aspects of the installation process for our customers, from our direct purchase and receipt of materials from national manufacturers to our timely supply of materials to job sites and quality installation:

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

Insulation

Overview

We are one of the largest new residential insulation installers in the United States based on our internal estimates. Insulation installation comprised approximately 67% of our net revenue for the year ended December 31, 2017. We handle every stage of the installation process, including material procurement, project scheduling and logistics, multi-phase professional installation and field quality inspection.

Insulation Materials

We offer a wide range of insulation materials consisting of:

•	Fiberglass and Cellulose Insulation – Fiberglass insulation is made of fibrous glass that is held together by a thermoset resin creating insulating air pockets. It typically contains an average of 50% recycled content. It is primarily available in two forms: batts (also referred to as blankets) and loosefill (also referred to as blown in). Fiberglass is the most widely used residential insulation material in the United States. Cellulose insulation is made primarily of paper and cardboard and has a very high recycled content. Cellulose is only available in loosefill form and is blown into the structure with specialized equipment. Fiberglass and cellulose insulation accounted for approximately 86% of our insulation sales for the year ended December 31, 2017.

•

Spray Foam Insulation – Spray foam insulation, which is generally a polyurethane foam, is applied at a job site by mixing two chemical components together in specialized application equipment. While typically having the highest insulating value per inch and sealing effectiveness of all insulation materials that we offer, spray foam is also typically the most expensive on an installed basis. Spray foam insulation accounted for approximately 14% of our insulation sales for the year ended December 31, 2017.

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

Waterproofing

Some of our locations install waterproofing, caulking and moisture protection systems for commercial and industrial construction projects. We offer a variety of waterproofing options, including, but not limited to, sheet and hot applied waterproofing membranes, deck coating systems, bentonite systems and air & vapor systems. The installation and service of waterproofing comprised approximately 8% of our net revenue for the year ended December 31, 2017.

Shower Doors, Closet Shelving and Mirrors

Some of our locations install a variety of shower enclosures, ranging from basic sliding door designs to complex custom designs. We have the ability to meet our customers’ diverse needs by customizing shower enclosures by size and style according to their specifications, including framing, hardware and glass options. We design and install closet shelving systems in select markets utilizing some of the highest quality products available from national brands. We also offer standard and custom designed mirrors for our customers. Shower doors, closet shelving and mirror installations comprised approximately 7% of our net revenue for the year ended December 31, 2017.

Garage Doors

Some of our locations install and service garage doors and openers for new residential construction builders, homeowners and commercial customers. We offer a variety of options from some of the best-known garage door brands. We offer steel, aluminum, wood and vinyl garage doors as well as opener systems. Unlike the other products we install, the garage door business has an ongoing aftermarket service component, which represented almost one-third of the net revenue resulting from garage doors for the year ended December 31, 2017. The installation and service of garage doors comprised approximately 5% of our net revenue for the year ended December 31, 2017.

Rain Gutters

Some of our locations install a wide range of rain gutters, which direct water from a home’s roof away from the structure and foundation. Rain gutters are typically constructed from aluminum or copper and are available in a wide variety of colors, shapes and widths. They are generally assembled on the job site using specialized equipment. The installation of rain gutters comprised approximately 4% of our net revenue for the year ended December 31, 2017.

Other Building Products

Some of our locations install other complementary building products, none of which is an individually significant percentage of net revenue. Installation of other building products comprised approximately 9% of our net revenue for the year ended December 31, 2017.

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

Experienced sales and service professionals are important to our customer growth and increasing our profitability. Retaining and motivating local employees has been an important component of our acquisition and operating strategies. As of December 31, 2017, we employed approximately 550 sales professionals and our sales force has spent an average of almost a decade with our operations. The local sales staff, which is generally led by the branch manager, is responsible for maintaining relationships with our customers. These local teams work diligently to increase sales by supporting our existing customers with excellent service and value while also pursuing new customers with competitive offerings. In addition to the efforts of our sales staff, we market our product and service offerings on the internet, in the local yellow pages, on the radio and through advertisements in trade journals. We primarily conduct our marketing using local trademarks and trade names.

Quality Control and Safety

Our quality control process starts with the initial proposal. Our sales staff and managers are knowledgeable about our service offerings and scope of work. They are trained on manufacturers’ guidelines as well as state and local building codes. Our quality control programs emphasize onsite inspections, training by manufacturers and various certification programs.

We consider risk management and safety to be a core business objective. Significant staffing, funding and other resources are allocated to our management that enhance quality and safety for our employees and our customers. Our branch managers are held accountable for the safety of employees and quality of workmanship at their locations. We provide our employees with ongoing training and development programs necessary to improve work quality and safety performance.

BUSINESS STRATEGY

We believe our geographic footprint, long-standing relationships with national insulation manufacturers, streamlined value chain structure and proven track record of successful acquisitions provides us with opportunities for continued growth in our existing markets and expansion into new markets. We believe we are well positioned to further improve our profitability and results in 2018 and we will continue to emphasize the following strategic business objectives in 2018:

•	capitalize on the new residential and commercial construction markets;

•	capitalize on our ability to cross-sell products through existing markets as well as new markets entered as a result of acquisitions;

•	continue to strengthen our market share position by working with the best customers;

•	pursue value enhancing acquisitions by being disciplined in our approach to valuations and pricing;

•	obtain additional value from our operating leverage and national scale; and

•	continue organic expansion of the commercial end market in existing geographies.

However, we can provide no assurance that the positive trends reflected in our recent financial and operating results will continue in 2018.

CUSTOMERS

We serve a broad group of national, regional and local homebuilders, multi-family and commercial construction firms, individual homeowners and repair and remodeling contractors. Our top ten customers, which are a combination of national and regional builders, accounted for approximately 14% of net revenue for the year ended December 31, 2017. No single customer accounted for more than 3.5% of net revenue during the year ended December 31, 2017.

BACKLOG

Certain of our contracts are accounted for under the percentage of completion method of accounting. When the percentage-of-completion method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. The costs of earned revenue include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Backlog represents expected revenue on uncompleted contracts, including the amount of revenue on contracts for which our work has not yet commenced, less the revenue recognized under these contracts, which we currently estimate to be $80.8 million as of December 31, 2017. However, backlog is not a guarantee of future revenues as contractual commitments may change. There can be no assurance that backlog will result in revenues within the expected timeframe, if at all.

SUPPLIERS

We have long-term relationships with many of our suppliers and have not experienced any significant disruption in the supply of any of the primary materials we purchase and install. As one of the largest purchasers of fiberglass and spray foam insulation in the United States, we believe that we maintain particularly strong relationships with the largest manufacturers of these insulation products. The proximity of certain of our branch locations to insulation manufacturers’ facilities provides additional mutual benefits, including opportunities for cost savings and joint planning regarding future production. Due to the limited number of large fiberglass insulation manufacturers, our three largest suppliers in the aggregate accounted for approximately 38% of all material purchases for the year ended December 31, 2017. We also believe that we maintain good relationships with suppliers of the non-insulation products we install. We believe that the pricing, terms and rebates we receive from our suppliers, as well as supply assurance, are favorable. We have found that using multiple suppliers helps to ensure a stable source of materials and favorable purchasing terms as suppliers compete to gain and maintain our business. In addition, our national purchasing volumes provide leverage with suppliers as we pursue additional procurement cost savings and purchasing synergies.

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

EMPLOYEES

As of December 31, 2017, we had approximately 6,900 employees, consisting of approximately 4,900 installers, approximately 550 sales professionals, approximately 425 production personnel and approximately 1,025 administrative and management personnel. Approximately 30 of our employees are covered under collective bargaining agreements. We have never experienced a work stoppage or strike, and we believe that we have good relationships with our employees.

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

ENVIRONMENTAL AND REGULATORY MATTERS

We are subject to various federal, state and local laws and regulations applicable in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees, public health and safety, workplace safety, transportation, zoning and fire codes. We strive to operate in accordance with applicable laws, codes and regulations.

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

CORPORATE AND AVAILABLE INFORMATION

Installed Building Products, Inc. is a Delaware corporation formed on October 28, 2011 and is a holding company that derives all of its operating income from its subsidiaries. Our principal executive offices are located at 495 South High Street, Suite 50, Columbus, Ohio 43215. Our main telephone number is (614) 221-3399. Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “IBP.” Unless the context requires otherwise, the terms “IBP,” “the Company,” “we,” “us” and “our” in this Form 10-K refer to Installed Building Products, Inc. and its subsidiaries.

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

We webcast our earnings calls and post the materials used in meetings with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events and press and earnings releases on our investor relations website. We have used, and intend to continue to use, our investor relations website as a means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our website are not incorporated by reference in, or otherwise made a part of, this Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

RISKS RELATED TO OUR BUSINESS

Our business is cyclical and significantly affected by changes in general and local economic conditions.

Demand for our services is cyclical and highly sensitive to general and local economic conditions over which we have no control, including changes in:

•	the number of new home and commercial building construction starts;

•	short- and long-term interest rates;

•	inflation;

•	employment levels and job and personal income growth;

•	housing demand from population growth, household formation and other demographic changes;

•	the length of building cycles from permit to completion, based on local economic or environmental factors;

•	availability and pricing of mortgage financing for homebuyers and commercial financing for developers of multi-family homes and subcontractors;

•	consumer confidence generally and the confidence of potential homebuyers in particular;

•	U.S. and global financial and political system and credit market stability;

•	private party and government mortgage loan programs and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices;

•	federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, state and local income and real estate taxes and other expenses; and

•	federal, state and local energy efficiency programs, regulations, codes and standards.

For example, the Tax Cuts and Jobs Act enacted on December 22, 2017 limits homeowners’ ability to deduct mortgage interest, property taxes and state and local income taxes. Unfavorable changes in any of the above conditions could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business generally or be more prevalent or concentrated in particular markets in which we operate. Any deterioration in economic conditions or continuation of uncertain economic conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

The housing market has faced significant challenges in the past which could return and/or intensify.

The homebuilding industry is still recovering from a significant downturn that began in mid-2006 and began to stabilize in late 2011. The housing market has steadily strengthened since then. In 2017, U.S. homebuilding activity increased to approximately 849 thousand single-family starts although it remains well below the historical average (from 1959 through 2017) of approximately 1.0 million to 1.1 million single-family starts per year. According to the U.S. Census Bureau, actual U.S. single family housing starts in the U.S. during 2017 were 81% lower than in 2007. The factors that may be contributing to a slow recovery may include: a severe economic recession, followed by a gradual economic recovery; limited credit availability; shortages of suitable building lots in many regions; shortages of experienced labor; rising home prices in many markets resulting in affordability issues for potential buyers; and soft housing demand in certain markets. The downturn in the homebuilding industry resulted in a substantial reduction in demand for our products and services. These challenges could return and/or intensify and limit any future improvement in the levels and mix of new home construction activity, which could adversely affect our business, financial condition, results of operations and cash flows.

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

The downturn from 2008 to 2011 in the U.S. commercial new construction market was one of the most severe of the last 40 years. Previously, downturns in the construction industry have typically lasted about two to three years, but the downturn from 2008 to 2011 was much more significant, with a market decline of approximately 49% during those three years. We cannot predict the duration of the current market conditions or the timing or strength of any future recovery of commercial construction activity in our markets. Weakness in the commercial construction market would have a material adverse effect on our business, financial condition and operating results. Continued uncertainty about current economic conditions will continue to pose a risk to our businesses that serve the non-residential markets. If participants in these industries postpone spending in response to tighter credit, negative financial news and declines in income or asset values or other factors, this could have a material negative effect on the demand for our products and services and on our business, financial condition and results of operations.

A decline in the economy and/or a deterioration in expectations regarding the housing market or the commercial construction market could cause us to record significant non-cash impairment charges, which could negatively affect our earnings and reduce stockholders’ equity.

Annually, we either assess qualitative factors or perform a detailed analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We did not record any goodwill impairment charges in 2017, 2016, or 2015; however, a decline in the expectation of our future performance or deterioration in expectations regarding the general economy and/or the timing and the extent of new home construction and home improvement and commercial construction activity may cause us to recognize non-cash, pre-tax impairment charges for goodwill or other long-lived assets, which are not determinable at this time. In addition, as a result of our acquisition strategy, we have recorded goodwill and may incur impairment charges in connection with prior and future acquisitions. If the value of goodwill or other intangible assets is impaired, our earnings and stockholders’ equity would be adversely affected.

As of December 31, 2017, we had goodwill and other intangible assets in an aggregate amount of $293.5 million, or approximately 40% of our total assets. Current year acquisitions, including the acquisition of Alpha in January 2017, have resulted in a significant increase in our goodwill and other intangible assets. We review our goodwill and other intangible assets for impairment annually during the fourth quarter and when events or changes in circumstances indicate the carrying value may not be recoverable. A significant decrease in our estimates for income and cash flows or a decline in our market capitalization could result in an impairment of our goodwill and/or other intangible assets. Given the significant increase in the amount of our goodwill and other intangible assets after completion of the Alpha acquisition, any future impairment of these assets could require us to record material charges that would negatively impact our earnings and reduce stockholders’ equity.

Our business may be affected by severe weather conditions and is seasonal.

Severe weather conditions, such as unusually prolonged cold conditions, rain, blizzards or hurricanes, could accelerate, delay or halt construction or installation activity. The impact of these types of events on our business may adversely impact quarterly or annual net revenue, cash flows from operations and results of operations.

We tend to have higher sales during the second half of the year as our homebuilder customers complete construction of homes placed under contract for sale in the traditionally stronger spring selling season. In addition, some of our larger branches operate in states impacted by winter weather and, as such, experience a slowdown in construction activity during inclement months. This winter slowdown contributes to traditionally lower sales and profitability in our first quarter.

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

Our ability to offer a wide variety of products to our customers depends on our ability to obtain adequate product supply from manufacturers. We do not typically enter into long-term agreements with our suppliers but have done so from time to time. We have certain agreements that do not qualify as supply agreements due to a lack of a fixed price and/or lack of a fixed and determinable purchase quantity, but nonetheless may require us to purchase certain of our products from certain vendors, depending on the specific circumstances. Generally, our products are available from various sources and in sufficient quantities to meet our operating needs. However, the loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our business, financial condition, results of operations and cash flows. Historically, unexpected events, such as incapacitation of supplier facilities due to extreme weather or fire, have temporarily reduced manufacturing capacity and production. In addition, during prior economic downturns in the housing industry, manufacturers have reduced capacity by closing plants and production lines within plants. Even if such capacity reductions are not permanent, there may be a delay in manufacturers’ ability to increase capacity in times of rising demand. If the demand for products from manufacturers and other suppliers exceeds the available supply, we may be unable to source additional products in sufficient quantity or quality in a timely manner and the prices for the products that we install could rise. These developments could affect our ability to take advantage of market opportunities and limit our growth prospects. We continually evaluate our supplier relationships and at any given time may move some or all of our purchases from one or more of our suppliers. There can be no assurance that any such action would have its intended effect.

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

Acquisitions are a core part of our strategy and we may be unable to continue to grow our business through acquisitions. We may not be able to continue to identify suitable acquisition candidates and may face increased competition for these acquisition candidates. In addition, acquired businesses may not perform in accordance with expectations, and our business judgments concerning the value, strengths and weaknesses of acquired businesses may not prove to be correct. We may also be unable to achieve expected improvements or achievements in businesses that we acquire. At any given time, including currently, we may be evaluating or in discussions with one or more acquisition candidates, including entering into non-binding letters of intent. The value of our common stock following the completion of an acquisition could be adversely affected if we are unable to realize the expected benefits from the acquisition on a timely basis or at all. Future acquisitions may result in the incurrence of debt and contingent liabilities, legal liabilities, goodwill impairments, increased interest expense and amortization expense and significant integration costs. In addition, future acquisitions could result in dilution of existing stockholders if we issue shares of common stock as consideration.

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

We may be unable to continue to realize the expected benefits of our acquisition of Alpha.

On January 5, 2017, we closed the acquisition of Alpha, our largest acquisition to date. Our expectations regarding the benefits of the Alpha acquisition were necessarily based on estimates and assumptions about the combined businesses, which may not materialize as we expect or which may prove to be inaccurate. The value of our common stock and results of our operations could be adversely affected if we are unable to realize the expected benefits from the acquisition within the expected timeframe or at all. As we continue to work to integrate Alpha into our business, we may face unexpected operational, strategic, financial or administrative challenges, including, without limitation:

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

Our continued expansion into the commercial construction end market following our acquisition of Alpha could affect our margins, financial condition, operating results and cash flows.

Following the completion of the Alpha acquisition, our revenues derived from the commercial construction end market have significantly increased on an absolute basis and as a percentage of our total revenues. While we expect such growth to continue as we expand our commercial construction end market business, we may face new or unexpected competitive, operational, financial and accounting challenges and other risks that differ from our current business and existing operations. For example, the typical contractual terms and arrangements and billing cycle for the commercial construction end market are different than the residential new construction end market. These factors and any other challenges we encounter could adversely affect our margins, financial condition, operating results and cash flows.

The amount of our goodwill and other intangible assets has significantly increased as a result of our acquisition of Alpha. If our goodwill and other intangible assets become impaired in the future, we may be required to record significant non-cash impairment charges, which would negatively affect our earnings and reduce stockholders’ equity.

We may be subject to claims arising from the operations of our various businesses for periods prior to the dates we acquired them.

We have consummated over 125 acquisitions. We may be subject to claims or liabilities arising from the ownership or operation of acquired businesses for the periods prior to our acquisition of them, including environmental, employee-related and other liabilities and claims not covered by insurance. These claims or liabilities could be significant. Our ability to seek indemnification from the former owners of our acquired businesses for these claims or liabilities may be limited by various factors, including the specific time, monetary or other limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy our indemnification claims. In addition, insurance companies may be unwilling to cover claims that have arisen from acquired businesses or locations, or claims may exceed the coverage limits that our acquired businesses had in effect prior to the date of acquisition. If we are unable to successfully obtain insurance coverage of third-party claims or enforce our indemnification rights against the former owners, or if the former owners are unable to satisfy their obligations for any reason, including because of their financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our financial condition and results of operations.

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

The labor market for the construction industry is tight and we have recently experienced higher employee-related costs. We must attract, train and retain a large number of qualified employees while controlling related labor costs. We compete with other businesses for these employees. Tighter labor markets may make it even more difficult for us to hire and retain installers and control labor costs. Our ability to control labor costs is subject to numerous external factors, including competitive wage rates and health and other insurance and benefit costs. A significant increase in competition, minimum wage or overtime rates in localities where we have employees could have a significant impact on our operating costs and may require that we take steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.

Higher health care costs and labor costs could adversely affect our business.

With the passage in 2010 of the U.S. Patient Protection and Affordable Care Act, or the Affordable Care Act, we are required to provide affordable coverage, as defined in the Affordable Care Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria therein. These requirements and any future legislation could cause us to experience higher health care and labor costs in the future. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs could have an adverse effect on our business, financial condition and results of operations. In addition, changes in federal or state workplace regulations could adversely affect our ability to meet our financial targets.

Changes in employment laws may adversely affect our business.

Various federal and state labor laws govern the relationship with our employees and impact operating costs. These laws include:

•	employee classification as exempt or non-exempt for overtime and other purposes;

•	workers’ compensation rates;

•	immigration status;

•	mandatory health benefits;

•	tax reporting; and

•	other wage and benefit requirements.

We have a significant exposure to changes in laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. Significant additional government-imposed increases in the preceding areas could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to various claims and lawsuits arising in the ordinary course of business, including wage and hour lawsuits. The ultimate resolution of these matters is subject to inherent uncertainties. It is possible that the costs to resolve these matters could have a material adverse effect on our results of operations, financial condition or cash flows for the periods in which the matters are resolved. Similarly, if additional claims are filed against us in the future, the negative outcome of one or more of such matters could have a material adverse effect on our results, financial condition and cash flows.

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

Product liability, workmanship warranty, casualty, negligence, construction defect, breach of contract and other claims and legal proceedings can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. In addition, lawsuits relating to construction defects typically have statutes of limitations that can run as long as ten years. Claims of this nature could also have a negative impact on customer confidence in us and our services. Current or future claims could have a material adverse effect on our reputation, business, financial condition and results of operations. For additional information, see Note 14, Commitments and Contingencies, to our audited consolidated financial statements included in this Form 10-K.

In the ordinary course of business, we are required to obtain performance bonds and licensing bonds, the unavailability of which could adversely affect our business, financial condition, results of operations and/or cash flows.

We are often required to obtain performance bonds and licensing bonds to secure our performance under certain contracts and other arrangements. In addition, the commercial construction end market also requires higher levels of performance bonding.

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

We maintain monitoring practices and protections of our information technology to reduce these risks and test our systems on an ongoing basis for potential threats. We carry cybersecurity insurance to help mitigate the financial exposure and related notification procedures in the event of intentional intrusion. There can be no assurance, however, that our efforts will prevent the risk of a security breach of our databases or systems that could adversely affect our business.

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

In addition, the operating results of an individual branch may differ from those of another branch for a variety of reasons, including market size, management practices, competitive landscape, regulatory requirements, state and local taxes and local economic conditions. As a result, certain of our branches may experience higher or lower levels of growth than other branches. Therefore, our overall financial performance and results of operations may not be indicative of the performance and results of operations of any individual branch.

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

Our credit agreement contains, and any future credit facility or other debt instruments we may enter into may contain, covenants requiring us to maintain certain financial ratios and meet certain tests, such as a fixed charge coverage ratio, leverage ratio or debt to earnings ratio. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Credit and Security Agreement. Our ability to comply with those financial ratios and tests can be affected by events beyond our control, and we may not be able to comply with those ratios and tests when required to do so under the applicable debt instruments.

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

Our indebtedness exposes us to interest expense increases if interest rates increase.

As of December 31, 2017, $199.0 million of our borrowings were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income and cash flows would correspondingly decrease. An increase of 100 basis points in the interest rates payable on our variable rate indebtedness would increase our annual interest expense by $2.0 million, based on our total variable interest rate indebtedness outstanding as of December 31, 2017.

We may require additional capital in the future, which may not be available on favorable terms or at all.

Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully complete future business combinations and expansion of our existing operations. We anticipate that we may need to raise additional funds in order to grow our business and implement our business strategy. We anticipate that any such additional funds may be raised through equity or debt financings. Any equity or debt financing, if available at all, may be on terms that are not favorable to us and will be subject to changes in interest rates and the capital markets environment. Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing stockholders in our company may be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing stockholders. If we cannot obtain adequate capital, we may not be able to fully implement our business strategy and our business, results of operations and financial condition could be adversely affected.

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

Because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2016, we were deemed a large accelerated filer as of December 31, 2016 and, accordingly, we no longer qualify as an emerging growth company. As a large accelerated filer, we are subject to certain requirements that apply to other public companies but did not previously apply to us. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board;

•	full disclosure obligations regarding executive compensation; and

•	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Failure to comply with these requirements could subject us to enforcement actions by the SEC, divert management’s attention, damage our reputation and adversely affect our business, results of operations and financial condition.

We expect that compliance with the additional requirements of being a large accelerated filer will continue to require higher legal and financial compliance costs and make some activities more time consuming and costly.

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

We have approximately 31.9 million shares of common stock outstanding as of December 31, 2017. The shares of common stock are freely tradable, except for any shares of common stock that may be held or acquired by our directors, executive officers and other affiliates, the sale of which will be restricted under the Securities Act of 1933, as amended, or the Securities Act. As of December 31, 2017, approximately 2.6 million of the 3.0 million shares of common stock authorized for issuance under the 2014 Omnibus Incentive Plan were available for issuance. These shares will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

TCI Holdings, LLC (“TCI”), an entity managed by one of our directors, has pledged 600,000 shares of our common stock to secure a loan made by a financial institution to TCI. Depending on the occurrence of certain events relating to this financial obligation, TCI may experience a foreclosure or margin call that could result in the sale of these pledged shares, in the open market or otherwise. Such sales could adversely affect the market and trading price of our common stock. Also, in the future, we may issue shares of our common stock in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

Jeff Edwards has significant ownership of our common stock and may have interests that conflict with those of our other stockholders.

As of December 31, 2017, Jeff Edwards beneficially owns approximately 24.4% of our outstanding common stock. As a result of his beneficial ownership of our common stock, he has sufficient voting power to significantly influence all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions, and he has significant influence over our management and policies. This concentration of voting power may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares of common stock, which could prevent stockholders from receiving a premium for their shares of common stock. These actions may be taken even if other stockholders oppose them. The interests of Jeff Edwards may not always coincide with the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of our other stockholders. In addition, under our amended and restated certificate of incorporation, Jeff Edwards is permitted to pursue corporate opportunities for himself, rather than for us.

Capped call transactions that were entered into by parties affiliated with Jeff Edwards and that become exercisable and expire on April 16, 2018 may affect the value of our common stock.

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

Real Property

We lease office and warehouse space in 38 states, including our corporate office in Columbus, Ohio. Our leases are typically short in duration with customary extensions at our option. We also own one adjoining property in Mars, Pennsylvania. We believe suitable alternative space is available in all of our markets. The table below summarizes our locations as of December 31, 2017.

State	Number of Locations	Approximate Total Square Footage
Alabama	3	29,150
Arizona	1	19,846
California	12	126,026
Colorado	7	63,079
Connecticut	3	34,121
Delaware	2	11,325
Florida	17	119,484
Georgia	10	142,904
Idaho	4	26,600
Illinois	4	47,118
Indiana	14	228,485
Kansas	1	5,000
Kentucky	5	39,060
Louisiana	1	10,000
Maine	2	32,500
Maryland	4	37,710
Massachusetts	4	45,303
Michigan	1	34,800
Minnesota	4	77,073

State	Number of Locations	Approximate Total Square Footage
Mississippi	1	8,000
Nebraska	1	12,000
Nevada	1	3,382
New Hampshire	7	60,812
New Jersey	2	30,300
New York	9	92,900
North Carolina	6	73,056
Ohio	10	270,830
Oklahoma	2	25,007
Oregon	1	30,013
Pennsylvania *	4	17,054
South Carolina	8	103,511
Tennessee	6	54,513
Texas	15	232,592
Utah	2	7,400
Vermont	1	31,020
Virginia	6	68,141
Washington	3	54,705
Wisconsin	8	107,343

*	Includes one owned property.

Our Fleet

As of December 31, 2017, our fleet consisted of approximately 3,750 total vehicles that we either leased or owned, including approximately 3,500 installation vehicles, which our installers use to deliver and install products from our locations to job sites, and approximately 250 other vehicles that are utilized by our sales staff, branch managers and various senior management personnel. For additional information, see Note 6, Long-Term Debt, and Note 14, Commitments and Contingencies, to our audited consolidated financial statements included in this Form 10-K.

Item 3.	Legal Proceedings

We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course, including wage and hour lawsuits. We carry insurance coverage that we believe to be reasonable under the circumstances, although insurance may or may not cover any or all of our liabilities in respect to claims and lawsuits. While management currently believes that the ultimate resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, such matters are subject to inherent uncertainties.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the NYSE under the symbol “IBP.” The following table sets forth, for the periods indicated, high and low sales prices for our common stock as reported by the NYSE:

2017	High	Low
First Quarter	$53.00	$40.05
Second Quarter	$55.40	$46.75
Third Quarter	$65.55	$50.95
Fourth Quarter	$79.20	$59.85

2016	High	Low
First Quarter	$27.09	$17.60
Second Quarter	$36.30	$25.78
Third Quarter	$38.97	$30.16
Fourth Quarter	$44.28	$30.80

Holders of Record

As of February 20, 2018, there were 176 holders of record of our common stock, one of which was Cede & Co., which is the holder of shares held through the Depository Trust Company.

Dividend Policy

During the years ended December 31, 2017, 2016 and 2015, we did not declare or pay any cash dividends on our capital stock. We currently do not anticipate paying dividends for the foreseeable future. Any future determination relating to dividends will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, contractual restrictions, legal requirements and other factors our board of directors may deem relevant.

Stock Performance Graph

The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Russell 2000 Index (“Russell 2000”), (ii) the Standard & Poor’s Industrials Index (“S&P 500 Industrials”) and (iii) the S&P Smallcap 600 Index (“S&P Smallcap 600 ”). The graph assumes investments of $100 in our common stock and in each of the three indices and the reinvestment of dividends from February 13, 2014, the date of our initial public offering (“IPO”), through December 31, 2017.

	2/13/2014	12/31/2014	12/31/2015	12/31/2016	12/29/2017
IBP	100	139	194	323	593
Russell 2000	100	112	107	129	148
S&P 500 Industrials	100	123	120	142	171
S&P Smallcap 600	100	113	111	140	159

Sale of Unregistered Securities

On January 5, 2017, we acquired all of the outstanding shares of Alpha. The purchase price for the acquisition was approximately $82.1 million in cash plus $21.7 million in contingent consideration, $10.9 million by issuing 282,577 shares of our common stock to two individuals who are the sole direct or indirect equityholders of the sellers of the acquired shares and seller obligations totaling $2.0 million. The common shares issued were not registered under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of the Securities Act.

The following table shows the stock repurchase activity for the three months ended December 31, 2017:

	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased under the Plan or Programs
October 1—31, 2017	174	$63.90	—	—
November 1—30, 2017	—	—	—	—
December 1—31, 2017	—	—	—	—

	174	$63.90	—	—

[1]	Consists of shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 486 shares of restricted stock awarded under our 2014 Omnibus Incentive Plan.

Item 6.	Selected Financial Data

The following tables set forth selected historical consolidated financial data that should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K. The Consolidated Statements of Operations and Comprehensive Income data for the years ended and the Consolidated Balance Sheets data as of December 31, 2017, 2016, 2015, 2014 and 2013 are derived from our audited consolidated financial statements. The selected historical consolidated financial data in this section is not intended to replace our historical consolidated financial statements and the related notes thereto. Our historical results are not necessarily indicative of future results.

	Years ended December 31,
	2017	2016	2015	2014	2013
Statement of operations:
(in thousands, except per share amounts)
Net revenue	$1,132,927	$862,980	$662,719	$518,020	$431,929
Cost of sales	808,901	610,532	474,426	377,968	322,241

Gross profit	324,026	252,448	188,293	140,052	109,688
Operating expenses
Selling	58,450	49,667	37,702	30,951	25,509
Administrative and other (1)	191,310	136,731	105,639	83,515	71,101

Operating income	74,266	66,050	44,952	25,586	13,078
Other expense	18,446	6,440	3,022	2,999	2,224

Income before income taxes	55,820	59,610	41,930	22,587	10,854
Income tax provision	14,680	21,174	15,413	8,607	4,216

Net income	41,140	38,436	26,517	13,980	6,638
Discontinued Operations
Loss from discontinued operations, net of tax	—	—	—	48	598

Net income	41,140	38,436	26,517	13,932	6,040

Accretion charges on redeemable preferred stock	—	—	—	(19,897)	(6,223)

Net income (loss)	$41,140	$38,436	$26,517	$(5,965)	$(183)

Net income (loss) per share (basic and diluted)	$1.30	$1.23	$0.85	$(0.20)	$(0.01)

Balance sheet data:
(in thousands)
Cash	$62,510	$14,482	$6,818	$10,761	$4,065
Total current assets	$354,942	$192,391	$150,232	$119,288	$95,512
Property and equipment, net	$81,075	$67,788	$57,592	$39,370	$29,475
Total assets	$738,746	$462,095	$373,572	$234,162	$191,070
Total debt (2)	$359,722	$166,720	$143,677	$53,738	$50,059
Mezzanine equity (3)	$—	$—	$—	$—	$136,848
Total stockholders’ equity (deficit)	$210,528	$153,977	$114,483	$91,874	$(71,429)
Total mezzanine equity and stockholders’ equity	$210,528	$153,977	$114,483	$91,874	$65,419

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
(2)	Total debt consists of current and long-term portions of long-term debt, capital lease obligations and vehicle financing arrangements. For the year ended December 31, 2016, we adopted Accounting Standards Update (“ASU”) 2015-03 which resulted in a retrospective reclassification of $0.5 million of debt issuance costs related to our long-term debt from other non-current assets to long-term debt as of December 31, 2015. No debt issuance costs were reclassified for the year ended December 31, 2014 due to immateriality of the portion to be reclassified. No debt issuance costs were required to be reclassified for the year ended December 31, 2013 due to the nature of existing debt as of those dates.
(3)	Consists of Series A Preferred Stock, $0.01 par value per share (the “Redeemable Preferred Stock”) and Redeemable Common Stock. This treatment was no longer required as of the date of our IPO in February 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, shower doors, closet shelving, mirrors and other products throughout the United States. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects in all 48 continental states and the District of Columbia from our national network of over 125 branch locations. Substantially all of our net revenue comes from service-based installation of these products in the residential new construction, repair and remodel and commercial construction end markets. We believe our business is well positioned to continue to profitably grow due to our strong balance sheet, liquidity and our continuing acquisition strategy.

A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors including demographic trends, interest rates, consumer confidence, employment rates, housing inventory levels, foreclosure rates, the health of the economy and availability of mortgage financing. The strategic acquisitions of multiple companies over the last several years contributed meaningfully to our 31.3% increase in net revenue during the year ended December 31, 2017 compared to 2016.

The recently passed Tax Cuts and Jobs Act has added additional momentum to the economic landscape. While there have been concerns about the impact of the new tax law on housing, initial readings and reviews are suggesting that it is generally stimulative to the economy. In addition, concerns about the reduction of the mortgage interest deduction, deductibility of real estate taxes, state taxes and local taxes seem to be offset by overall optimistic momentum around economic stability and growth. We may adjust our strategies based on housing demand and our performance in each of our markets.

2017 Highlights

Net revenues increased 31.3% or $269.9 million during 2017 compared to 2016, primarily driven by acquisitions and organic growth amongst our existing branches. Our acquisition of Alpha in January 2017 accounted for

$116.1 million of the increase and expanded our market position in commercial insulation installation and strengthened our complementary installed product offerings in waterproofing, fire-stopping and fireproofing. During 2017, we maintained momentum in our acquisition strategy, as we completed ten acquisitions, not including multiple insignificant tuck-in acquisitions merged into existing operations, which expanded our product line offerings and geographical reach. In April 2017, we entered into a term loan credit agreement which provides for a seven-year $300 million term loan facility and an asset-based lending credit agreement which provides for up to approximately $100 million. A portion of the proceeds from the Senior Secured Credit Facilities were used to repay, in full, all amounts outstanding under the previous credit and security agreement.

We believe there are several trends that should drive long-term growth in the housing market. These trends include an aging housing stock, population growth and household formation growth. These positive trends are reflected in Blue Chip’s February 2018 consensus forecast, which projects housing starts to increase from approximately 1.2 million in 2017 to approximately 1.3 million in 2018. We expect that our net revenue, gross profit and operating income will benefit from this growth.

2016 Highlights

Net revenue increased 30.2% or $200.3 million during 2016 compared to 2015, primarily driven by acquisitions and organic growth amongst our existing branches. During 2016, we completed nine acquisitions that expanded our footprint in certain markets. In February 2016, we amended and restated our previous credit Agreement and entered into a credit and security agreement that provided for a five-year senior secured credit facility in an aggregate principal amount of up to $325 million. A portion of the proceeds were used to pay off outstanding balances under the previous credit Agreement.

Sales performance

Net revenues increased $269.9 million, or 31.3%, in 2017 compared to 2016, and $200.3 million, or 30.2%, in 2016 compared to 2015.

Same branch sales1

Same branch net revenues increased during 2017 compared to 2016 due to a year-over-year increase in housing permits across the majority of our markets. Of the total revenue increase of $269.9 million in 2017, approximately $49.6 million was predominantly attributable to organic growth in the volume of completed jobs in all of our end markets, while $34.6 million resulted from a variety of factors including customer and product mix, market pricing variations and insulation volume requirement changes driven by building code requirements. Of the total revenue increase of $200.3 million in 2016, approximately $58.6 million was predominantly attributable to organic growth in the volume of completed jobs in all of our end markets, while $44.8 million resulted from a variety of factors including customer and product mix, market pricing variations and insulation volume requirement changes driven by building code requirements.

Acquisition branch sales2

Since 1999, our acquisition strategy has allowed us to generate significant scale, diversify our product offering and expand into many of the largest housing markets in the United States. We have pursued and expect to continue to pursue both geographic expansion as well as accretive acquisitions in existing markets. We expect to target acquisition candidates that meet our criteria, which often include a strong local reputation and high-quality management and labor force. Our acquisition strategy is also focused on using our national buying power, value-enhancing technology and proven operating platform to achieve operating efficiencies in our acquisitions.

[1]	Represents sales for branch locations owned for greater than 12 months as of the financial statement date.
[2]	Represents sales for branch locations owned for less than 12 months as of the financial statement date.

Our 2017 acquisitions included Alpha, Columbia Shelving & Mirror Inc. and Charleston Shelving & Mirror, Inc. (together, “Columbia”), All In Insulation, LLC d/b/a Astro Insulation (“Astro”) and six additional businesses as well as multiple insignificant tuck-in acquisitions merged into existing operations. Alpha, purchased on January 5, 2017 for $116.7 million, and which recorded $116.1 million in sales in 2017, has expanded our market position in commercial insulation installation as well as strengthened our complementary installed product offerings in waterproofing, fire-stopping and fireproofing. Alpha allows us to serve large commercial markets throughout the United States, including Georgia, North Carolina, Tennessee, Florida and Texas. During 2017, Alpha expanded its geographical footprint to Oklahoma and Colorado. The acquisition of Columbia furthered our complementary installed product offerings in the South Carolina market, while our acquisition of Astro furthered our insulation presence in the Chicago market. Other acquisitions in 2017 expanded our market presence in insulation and other complementary product offerings throughout the United States.

Our 2016 acquisitions, which included Alpine Insulation Co., Inc. (“Alpine”), East Coast Insulators II, L.L.C. (“East Coast”), and seven additional businesses, expanded our market presence in insulation and other complimentary product offerings throughout the United States, with locations in Arizona, California, Indiana, Louisiana, Michigan, Texas, Virginia and Wisconsin.

Our 2015 acquisitions, which included BDI Insulation (“BDI”), C.Q. Insulation Inc. (“CQ”), Layman Brothers Contracting (“Layman”), Eastern Contractor Services (“Eastern”) and four additional businesses as well as one immaterial tuck-in acquisition merged into existing operations, expanded our market presence in insulation and other complimentary product offerings throughout the United States, with locations in California, Florida, Idaho, Kentucky, New Hampshire, New Jersey, New York, North Carolina, Texas, Vermont, Virginia, Utah and Washington.

Direct acquisition and integration costs totaled $3.9 million, $2.3 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in Administrative expenses on the Consolidated Statements of Operations and Comprehensive Income. We have in the past been, and may in the future be, subject to post-closing payment obligations under contracts we enter into with businesses we acquire.

Cost of sales and gross profit

Gross profit for 2017, 2016 and 2015 was as follows (dollars in thousands):

	2017	Change	2016	Change	2015
Net revenues	$1,132,927	31.3%	$862,980	30.2%	$662,719
Cost of sales	808,901	32.5%	610,532	28.7%	474,426

Gross profit	$324,026	28.4%	$252,448	34.1%	$188,293

Gross profit percentage	28.6%		29.3%		28.4%

As a percent of net revenues, gross profit decreased during the year ended December 31, 2017 compared to the year ended December 31, 2016 attributable primarily to higher employee related costs, including costs associated with the implementation of financial wellness and longevity stock compensation plans. On a dollar basis, cost of sales included increases from acquired businesses of approximately $130.5 million. Approximately $33.8 million was predominantly attributable to organic growth in the volume of completed jobs in the residential new construction end market. Depreciation expense increased $4.4 million as a result of increased investment in vehicles and equipment to support our growth, including growth from acquisitions. Additionally, cost of sales increased $29.6 million as a result of a variety of factors, including customer and product mix, market pricing variations and insulation volume requirement changes driven by building code requirements. No factor was more significant than any other.

As a percent of net revenues, gross profit increased during the year ended December 31, 2016 compared to the year ended December 31, 2015, attributable to savings in materials and improved fuel prices and fuel utilization.

In addition, in 2016 there were favorable changes in our customer and product mix, market pricing variations and insulation volume requirements that further contributed to the increased gross profit margin. On a dollar basis, cost of sales included increases from acquired businesses of approximately $68.4 million. Approximately $40.5 million was predominantly attributable to organic growth in the volume of completed jobs in the residential new construction end market. Depreciation expense increased $6.2 million as a result of increased investment in vehicles and equipment to support our growth, including growth from acquisitions. Additionally, cost of sales increased $21.0 million as a result of a variety of factors, including customer and product mix, market pricing variations and insulation volume requirement changes driven by building code requirements. No factor was more significant than any other.

Operating expenses

Operating expenses for 2017, 2016 and 2015 were as follows (dollars in thousands):

	2017	Change	2016	Change	2015
Selling	$58,450	17.7%	$49,667	31.7%	$37,702
Percentage of total net revenue	5.2%		5.8%		5.7%
Administrative	$164,453	31.1%	$125,472	26.3%	$99,375
Percentage of total net revenue	14.5%		14.5%		15.0%
Amortization	$26,857	138.5%	$11,259	79.7%	$6,264
Percentage of total net revenue	2.4%		1.3%		0.9%

Selling

The dollar increase in selling expenses in 2017 was primarily driven by a year-over-year increase in selling wages and commissions, in the amounts of $3.1 million and $4.0 million, respectively, which supported both organic and acquisition-related growth. However, selling expense decreased 0.6% as a percentage of sales primarily due to selling leverage gained through increased commercial, multi-family and production-builder sales in which commission rates are typically less than those for local and regional residential builders. The increase in 2016 was primarily due to higher commissions, wages and benefits of $9.1 million, and increased bad debt costs of $2.0 million, both of which supported organic and acquisition-related growth.

Administrative

The increase in administrative expenses in 2017 was primarily due to an increase in wages and benefits in the amount of $25.3 million, which was attributable to acquisitions, stock compensation and to support our organic growth. In addition, our facility costs increased $4.8 million primarily due to leases from the facilities of acquired companies and expanded facilities to support our growth. During 2017, we saw our costs related to liability insurance increase due to overall growth, as well as an increase in our accounting and legal fees as a result of no longer qualifying as an emerging growth company. The increase in 2016 was primarily due to higher wages and benefits in the amount of $15.5 million, which was attributable to acquisitions and to support our organic growth and our facility costs increased $3.2 million primarily due to leases from the facilities of acquired companies.

Amortization

Amortization of intangibles attributable to acquisitions increased $15.6 million and $5.0 million in 2017 and 2016, respectively. A significant portion of the increase in amortization in 2017, $13.6 million, relates to intangibles acquired through the acquisition of Alpha in January 2017, of which $9.1 million is related to amortization of acquired backlog which amortizes over a 1.5-year amortization period through June 2018. Our intangible assets include non-competes, customer listings, tradenames and backlog.

Other expense/(income)

Other expense/(income) net for 2017, 2016 and 2015 was as follows (dollars in thousands):

	2017	Change	2016	Change	2015
Interest expense	$17,381	181%	$6,177	65%	$3,738
Other	1,065	305%	263	137%	(716)

Total other expense/(income)	$18,446	186%	$6,440	113%	$3,022

The year-over-year increase in other expense/(income) during 2017 and 2016 was primarily a result of an increase in interest expense due to year-over-year increased debt levels associated with the Senior Secured Credit Agreement to support acquisition-related growth. In addition, we recorded $1.8 million in interest expense related to the November 30, 2017 modification/extinguishment of the Term Loan. See Note 6 to our audited consolidated financial statements included in this Form 10-K for further information regarding debt balances and Term Loan modification/extinguishment.

Income tax provision

Income tax provision and effective tax rates for 2017, 2016 and 2015 were as follows (dollars in thousands):

	2017	2016	2015
Income tax provision	$14,680	$21,174	$15,413
Effective tax rate	26.3%	35.5%	36.8%

During the year ended December 31, 2017, our tax rate was favorably impacted by excess tax benefits from share-based compensation arrangements, the statute expiring for various uncertain tax positions and the revaluation of our net deferred liabilities due to tax reform. During the year ended December 31, 2016, our tax rate was favorably impacted by a decrease to the state income tax rate. During the year ended December 31, 2015, our tax rate was favorably impacted by a non-taxable bargain purchase gain, which was offset by an increase in the state income tax rate and various other unfavorable permanent items.

For each of the years ended December 31, 2017, 2016 and 2015 our tax rate was favorably impacted by deductions related to domestic production activities and usage of net operating losses for a tax filing entity which previously had a full valuation allowance. This favorable impact was offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses and various other unfavorable permanent items.

Impacts of the Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, which had a positive impact on our 2017 effective tax rate due to the revaluation of our ending net deferred tax liabilities, and we expect it will have a positive impact on our effective tax rate in 2018 and subsequent years.

Income tax expense decreased $3.4 million for the year ended December 31, 2017, compared to 2016, due to the impact of the Tax Act. The Company recognized a $3.8 million tax benefit as a result of revaluing the ending net deferred tax liabilities from 35% to the newly enacted U.S. corporate income tax rate of 21%, which was partially offset by tax expense of $0.4 million related to the revaluation of the uncertain tax positions and the valuation allowance. Potential future offsets to the lower federal corporate tax rate under the Tax Act include the impacts of the potential loss of the domestic production activities deduction as well as the loss of certain employee expense-related deductions.

We have recognized the tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act.

KEY FACTORS AFFECTING OUR OPERATING RESULTS

Trends in the construction industry

Our operating results may vary based on the amount and type of products we install and the mix of our end markets among new single-family, multi-family and commercial builders and owners of existing homes. Forecasts issued by various third-party industry sources suggest a higher rate of growth in single-family new home construction compared to that for multi-family new home construction over the next couple of years. We expect to benefit from this shift in mix as our net revenue per single-family completion is higher than our net revenue per multi-family unit completion. In addition, our total net revenue from single-family completions is higher than from multi-family completions. Over the next couple of years, we expect to benefit from the continued growth of large homebuilders as well as regional and local builders and individual lot owners. We maintain a mix of business among all types of homebuilders ranging from small custom builders to large regional and national homebuilders as well as a wide range of commercial builders. Net revenue derived from our ten largest homebuilder customers in the United States was approximately 14% for the year ended December 31, 2017. The residential new construction and repair and remodel markets represented approximately 83%, 88% and 89% of our total net revenue for the years ended December 31, 2017, 2016 and 2015, respectively, with the remaining portion attributable to the commercial construction end market. In addition, the residential repair and remodel market represented approximately 7%, 8% and 8% of our total net revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

Material costs

We purchase the materials that we install primarily from manufacturers. The supply of materials we install was impacted during the fourth quarter of 2017, resulting in insulation material allocation throughout the industry and, as a result, increased market pricing in 2018. This increased market pricing could impact our results of operations, to the extent that price increases cannot be passed on to our customers.

Labor costs

Our business is labor intensive. As of December 31, 2017, we had approximately 6,900 employees, most of whom work as installers on local construction sites. As the housing market continues to recover, labor markets continue to tighten as the demand increases for installers. We expect to spend more to hire, train and retain installers to support our growing business in 2018, as tight labor availability continues within the construction industry. We offer a comprehensive benefits package, which many of our local competitors are not able to provide, which will increase costs as we hire additional personnel. Our workers’ compensation costs also continue to increase as we increase our coverage for additional personnel. With the enactment in 2010 of the U.S. Patient Protection and Affordable Care Act, or the Affordable Care Act, we are required to provide affordable coverage, as defined in the Affordable Care Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria therein. Therefore, health care costs are expected to increase proportionately with increases in the labor force.

Other factors

We expect our selling and administrative expenses to continue to increase as our business grows, which could impact our future operating profitability.

INFLATION

Our performance is dependent to a significant extent upon the levels of U.S. residential new construction spending, which is affected by factors such as interest rates, inflation, consumer confidence and unemployment. We do not believe that inflation has had a material impact on our business, financial condition or results of operations up to this point in the housing recovery.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and meet required principal and interest payments. Our capital resources primarily consist of cash from operations and borrowings under our credit agreement and capital equipment leases and loans. Our investments consist of highly liquid instruments including primarily corporate bonds and commercial paper. As of December 31, 2017, we had no outstanding borrowings under our ABL Revolver (as defined below) and our borrowing availability was $100.0 million prior to being reduced by outstanding letters of credit of $17.9 million.

Our acquisition of Alpha, which was completed on January 5, 2017, required us to commit significant resources to the acquisition and ongoing support of Alpha’s business. This acquisition was funded by drawing on the credit facility in existence at that time.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months as evidenced by our net positive cash flows from operations for the years ended December 31, 2017, 2016 and 2015.

The following table presents selected financial information as of and for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Cash, cash equivalents and investments	$92,563	$14,482	$6,818
Property, plant and equipment, net	81,075	67,788	57,592
Total term debt	347,577	151,427	123,235
Capital lease obligation	12,145	15,293	20,442
Working capital	195,136	62,286	52,810
Cash provided by operating activities	68,772	73,266	34,547
Cash used in investing activities	(200,443)	(79,597)	(111,365)
Cash provided by financing activities	179,699	13,995	72,875

Senior Secured Credit Agreement

On April 13, 2017, we entered into a $300 million, seven-year term loan facility, which amortizes in quarterly principal payments of $0.8 million. Concurrently, we also entered into an asset-based lending credit agreement providing for a revolving line of credit of up to approximately $100 million and up to $50 million for the issuance of letters of credit. All obligations under the Senior Secured Credit Facilities, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and the guarantors subject to certain exceptions and permitted liens. Our term loan and asset-based lending credit agreement bear interest at either the Eurodollar rate (“LIBOR”) or the base rate (which approximated the prime rate), at our election, plus a margin based on the type of rate applied and leverage ratio: (i) the Term Loan Agreement margin will be (A) 2.50% in the case of Eurodollar rate loans and (B) 1.50% in the case of base rate loans, and (ii) the ABL Facility margin will be (A) 1.25%, 1.50% or 1.75% in the case of Eurodollar rate loans (based on a measure of availability under the ABL Facility) and (B) 0.25%, 0.50% or 0.75% in the case of base rate loans (based on a measure of availability under the ABL Facility). Proceeds from the Senior Secured Credit Facilities were used to repay in full all amounts outstanding under our previous credit and security agreement, dated as of February 29, 2016, by and between the Company and the lenders named therein.

The Term Loan was amended on November 30, 2017 (the “Amendment”) to refinance the total principal amount of the Term Loan outstanding under the Term Loan Agreement immediately prior to the effective date of the Amendment, or an aggregate principal amount of $299.3 million on substantially the same terms as the Initial Term Loan, except for (i) a decrease in the Applicable Margin (as defined in the Term Loan Agreement) applicable to the interest rates in the case of base rate and Eurodollar rate loans, (ii) an increase in the cap on permitted indebtedness related to capital expenditures other than capital lease obligations and (iii) the inclusion of a mechanism to establish an alternative Eurodollar rate if certain circumstances have arisen such that the London Interbank Offered Rate may no longer be used.

At December 31, 2017, we were in compliance with all applicable covenants under the Senior Secured Credit Agreements. See Note 6 to our audited consolidated financial statements included in this Form 10-K for more information regarding our Senior Secured Credit Facilities, including information pertaining to applicable covenants.

Vehicle and Equipment Notes

We have financing loan agreements with various lenders to provide financing for the purpose of purchasing or leasing vehicles and equipment used in the normal course of business. Vehicles and equipment purchased or leased under each financing arrangement serve as collateral for the note applicable to such financing arrangement. Regular payments are due under each note for a period of typically 60 consecutive months after the incurrence of the obligation.

Total gross assets and respective outstanding loan balances relating to our master loan and equipment agreements were $74.5 million and $50.4 million as of December 31, 2017, respectively and $48.7 million and $38.2 million as of December 31, 2016, respectively. See Note 6 to our audited consolidated financial statements included in this Form 10-K for more information regarding our Master Loan and Security Agreement, Master Equipment Lease Agreement and Master Loan Agreements.

Letters of Credit and Bonds

We use letters of credit to secure our performance under our general liability and workers’ compensation insurance programs. As of December 31, 2017, we had $17.9 million of outstanding letters of credit and $0.3 million in cash securing our performance under these insurance programs. In January 2018, we posted $10.0 million into a trust to serve as additional collateral for our workers’ compensation and general liability policies. Beginning January 2018, this $10.0 million will be classified as restricted cash on our Consolidated Balance Sheets. We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span several months. As of December 31, 2017, we had 64 performance bonds outstanding, totaling approximately $29.9 million. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. As of December 31, 2017, we had 387 permit and license bonds outstanding, totaling approximately $6.3 million. Permit and license bonds are typically issued for one year and are required by certain municipalities when we obtain licenses and permits to perform work in their jurisdictions.

Historical cash flow information

Working capital

We carefully manage our working capital and operating expenses. As of December 31, 2017 and 2016, our working capital, including cash, was $195.1 million, or 17.2% of net revenue, and $62.3 million, or 7.2% of net revenue, respectively. The increase in working capital year-over-year in 2017 was driven primarily by a $48.0 million increase in cash and cash equivalents resulting from operating cash flows and loan activity and an increase of $30.1 million in short-term investments. In addition, the increase in accounts receivable and decrease in accounts payable, combined, accounted for only 1.3% of the total 10.0% increase as a percentage of revenue in working capital. We continue to look for opportunities to reduce our working capital as a percentage of net revenue.

Cash flows from operating activities

Net cash provided by operating activities was $68.8 million, $73.3 million and $34.5 million for the twelve months ended December 31, 2017, 2016 and 2015, respectively. Generally, the primary drivers of our cash flow from operations are operating income, adjusted for certain non-cash items, offset by cash payments for taxes and interest on our outstanding debt. Our cash flows from operations can be impacted by the timing of our cash collections on sales and collection of retainage amounts. In addition, cash flows are seasonally stronger in the third and fourth quarters as a result of increased construction activity.

Cash flows from investing activities

Business Combinations. In 2017, 2016 and 2015 we made cash payments, net of cash acquired, of $137.1 million, $53.3 million and $84.3 million, respectively on business combinations. Our acquisition of Alpha in January 2017 required an investing cash outlay of $103.8 million. See Note 15 to our audited consolidated financial statements included in this Form 10-K for more information regarding our business acquisitions in 2017, 2016 and 2015.

Capital Expenditures. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Total capital expenditures, excluding insignificant non-cash purchases on account, were $31.7 million, $27.0 million and $27.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, and primarily related to purchases of vehicles and various equipment to support our growing operations and increased net revenue. We expect to continue to support any increases in 2018 net revenue through further capital expenditures.

Other. In 2017 we invested $30.2 million in short-term investments consisting primarily of corporate bonds and commercial paper. We made no such investments in 2016 or 2015.

Cash flows from financing activities

We utilize our credit facilities to support our operations and continuing acquisitions as well as to finance our fleet expansion. During 2017, 2016 and 2015 we had cash inflows from our credit facilities, net of payments on these instruments and other long-term debt, amounting to $202.2 million, $27.7 million and $92.6 million, respectively, to support those initiatives. We incurred $8.3 million, $1.2 million and $0.8 million of debt issuance costs in 2017, 2016 and 2015, respectively, related to new credit facilities in each of those years. In addition, we made $7.3 million, $8.6 million and $9.7 million in principal payments on our capital leases in 2017, 2016 and 2015, respectively. Lastly, we incurred $4.5 million, $3.1 million and $3.2 million of acquisition-related obligations in 2017, 2016 and 2015, respectively and repurchased 315,000 of our common stock shares in 2015 for $6.1 million.

Financial Instruments

Interest Rate Derivatives

We have various borrowing facilities which charge interest based on the one month U.S. dollar LIBOR rate plus an interest spread. On May 8, 2017, we entered into two interest rate swaps with a notional amount of $100.0 million. During the second quarter of 2017, we began to receive variable rate interest payments based upon one month U.S. dollar LIBOR and in return were obligated to pay interest at a fixed rate of 1.9%. This effectively converted the borrowing rate on $100.0 million of debt from a variable rate to a fixed rate. These derivatives are designated as cash flow hedges for accounting purposes. Accordingly, any effective portion of the unrealized gain or loss on these derivative instruments is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transactions and in the same period during which the hedged transactions affect earnings. Any ineffective portion of the gain or loss on the derivative instrument is recognized into earnings. For additional disclosures of the gain or loss included with other comprehensive income and earnings in 2017, see Note 9 to our audited consolidated financial statements included in this Form 10-K, Derivative and Hedging Activities. The assumptions used in measuring fair value of the interest rate derivatives are considered level 2 inputs, which are based upon LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements.

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

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2017. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. In addition, our unrecognized tax benefits under ASC 740, “Income Taxes,” have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.

	Payments due by period
(in thousands)	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt obligations (1)	$431,168	$30,426	$29,996	$28,558	$22,775	$18,081	$301,332
Capital lease obligations (2)	13,204	6,287	4,322	1,688	882	25	—
Operating lease obligations (3)	39,801	13,254	10,748	7,349	3,523	2,404	2,523

(1)

Long-term debt obligations include principal and interest payments on our Term Loan under the Senior Secured Credit Agreement as well as our notes payable to sellers of acquisitions and vehicles purchased under the Master Loan and Security Agreement, the Master Equipment Agreement, and the Master Loan Agreements. Long-term debt obligations do not include commitment fees on the unused portion of the ABL Revolver since those fees are subject to change based on the factors described in Senior Secured Credit Agreement. Interest on seller obligations maturing through March 2025 is estimated using current market rates. For additional information, see Note 6, Long-Term Debt, to our audited consolidated financial statements included in this Form 10-K.
(2)	We maintain certain production vehicles under a capital lease structure. The leases expire on various dates through December 2022. Capital lease obligations, as disclosed above, include estimated interest expense payments. In determining expected interest expense payments, we utilize the rates embedded in the lease documentation.
(3)	We lease certain locations, vehicles and equipment under operating lease agreements, including, but not limited to, corporate offices, branch locations and various office and operating equipment. In some instances, these location lease agreements exist with related parties. For additional information, see Note 13, Related Party Transactions, to our audited consolidated financial statements included in this Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, other than operating leases, letters of credit issued under the ABL Revolver and performance and license bonds, we had no material off-balance sheet arrangements with unconsolidated entities.

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

Revenue and Cost Recognition

Revenue from the sale and installation of products is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price is fixed or determinable; and (iv) the ability to collect is reasonably assured. We recognize revenue using either the completed contract method or the percentage-of-completion method of accounting, depending primarily on the length of time required to complete the contract. The completed contract method is used for short-term contracts for which financial position and results of operations reported on the completed-contract basis would not vary materially from those resulting from use of the percentage-of-completion method. Revenue from the sale and installation of products is recognized net of adjustments and discounts and, for revenue using the completed contract method of accounting, at the time the installation is complete. When the percentage-of-completion method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs (the cost-to-cost approach). Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. The costs of earned revenue include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our financial statements and related disclosures.

Backlog represents expected revenue on uncompleted contracts, including the amount of revenue on contracts for which our work has not yet commenced, less the revenue recognized under these contracts, which we currently estimate to be $80.8 million as of December 31, 2017.

Accounts Receivable

We account for trade receivables based on amounts billed to customers. Past due receivables are determined based on contractual terms. We do not accrue interest on any of our trade receivables.

Retainage receivables represent the amount retained by our customers to ensure the quality of the installation and is received after satisfactory completion of each installation project. Management regularly reviews aging of retainage receivables and changes in payment trends and records an allowance when collection of amounts due are considered at risk. Amounts retained by project owners under construction contracts and included in accounts receivable were $23.1 million and $10.3 million as of December 31, 2017 and 2016, respectively.

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

At times, the total purchase price for a business combination could be less than the estimated fair values of acquired tangible and intangible assets. In these cases, we record a gain on bargain purchase within Other Expenses in the Consolidated Statements of Operations and Comprehensive Income rather than goodwill in accordance with generally accepted accounting principles.

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

Deferred tax assets and liabilities are measured using the enacted tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes from a change in tax rate is recognized through income tax provision within the Consolidated Statement of Operations and Comprehensive Income in the period that includes the enactment date of the change.

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

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of December 31, 2017, we had approximately $298.5 million outstanding on the term loan under our Senior Secured Credit Agreement, no outstanding borrowings on the ABL Revolver and $0.5 million outstanding under various capital leases subject to variable interest rates. Our two interest rate swaps effectively reduce our variable rate debt by $100.0 million, and therefore total variable rate debt exposed to market risks totaled $199.0 million as of December 31, 2017. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $2.0 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Installed Building Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Installed Building Products, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Columbus, Ohio

February 28, 2018

We have served as the Company’s auditor since 2013.

INSTALLED BUILDING PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$62,510	$14,482
Investments	30,053	—
Accounts receivable (less allowance for doubtful accounts of $4,805 and $3,397 at December 31, 2017 and 2016, respectively)	180,725	128,466
Inventories	48,346	40,229
Other current assets	33,308	9,214

Total current assets	354,942	192,391
Property and equipment, net	81,075	67,788
Non-current assets
Goodwill	155,466	107,086
Intangibles, net	137,991	86,317
Other non-current assets	9,272	8,513

Total non-current assets	302,729	201,916

Total assets	$738,746	$462,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$16,650	$17,192
Current maturities of capital lease obligations	5,666	6,929
Accounts payable	87,425	67,921
Accrued compensation	25,399	18,212
Other current liabilities	24,666	19,851

Total current liabilities	159,806	130,105
Long-term debt	330,927	134,235
Capital lease obligations, less current maturities	6,479	8,364
Deferred income taxes	6,444	14,239
Other long-term liabilities	24,562	21,175

Total liabilities	528,218	308,118
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Common Stock; $0.01 par value: 100,000,000 authorized, 32,524,934 and 32,135,176 issued and 31,862,146 and 31,484,774 shares outstanding at December 31, 2017 and 2016, respectively (Note 10)	325	321
Additional paid in capital	174,043	158,581
Retained earnings	48,434	7,294
Treasury Stock; at cost: 662,788 and 650,402 shares at December 31, 2017 and 2016, respectively	(12,781)	(12,219)
Accumulated other comprehensive income	507	—

Total stockholders’ equity	210,528	153,977

Total liabilities and stockholders’ equity	$738,746	$462,095

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years ended December 31,
	2017	2016	2015
Net revenue	$1,132,927	$862,980	$662,719
Cost of sales	808,901	610,532	474,426

Gross profit	324,026	252,448	188,293
Operating expenses
Selling	58,450	49,667	37,702
Administrative	164,453	125,472	99,375
Amortization	26,857	11,259	6,264

Operating income	74,266	66,050	44,952
Other expense (income)
Interest expense, net	17,381	6,177	3,738
Other	1,065	263	(716)

Income before income taxes	55,820	59,610	41,930
Income tax provision	14,680	21,174	15,413

Net income	$41,140	$38,436	$26,517

Other comprehensive income, net of tax:
Unrealized gain on cash flow hedge, net of tax provision of $206, $0 and $0 for the twelve months ended December 31, 2017, 2016 and 2015, respectively	507	—	—

Comprehensive income	$41,647	$38,436	$26,517

Basic and diluted net income per share	$1.30	$1.23	$0.85

Weighted average shares outstanding:
Basic	31,639,283	31,301,887	31,298,163
Diluted	31,756,363	31,363,290	31,334,569

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

			Additional Paid In Capital	(Accumulated Deficit) / Retained Earnings			Accumulated Other Comprehensive Income	Stockholders’ Equity
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
BALANCE—January 1, 2015	31,839,087	$319	$154,497	$(57,659)	(300,000)	$(5,283)	$—	$91,874

Net Income				26,517				26,517
Issuance of Common Stock Awards to Employees	130,613	1	(1)					—
Surrender of Common Stock Awards by Employees					(1,560)			—
Share-Based Compensation Expense			1,816					1,816
Share-Based Compensation Issued to Directors	13,188		300					300
Tax Benefit from Stock Plan			76					76
Common Stock Repurchase					(315,000)	(6,100)		(6,100)

BALANCE—January 1, 2016	31,982,888	$320	$156,688	$(31,142)	(616,560)	$(11,383)	$—	$114,483

Net Income				38,436				38,436
Issuance of Common Stock Awards to Employees	143,528	1	(1)					—
Surrender of Common Stock Awards by Employees					(33,842)	(836)		(836)
Share-Based Compensation Expense			1,594					1,594
Share-Based Compensation Issued to Directors	8,760		300					300

BALANCE—January 1, 2017	32,135,176	$321	$158,581	$7,294	(650,402)	$(12,219)	$—	$153,977

Net Income				41,140				41,140
Purchase of Remaining Interest in Subsidiary			(1,888)					(1,888)
Issuance of Common Stock for Acquisition	282,577	3	10,856					10,859
Issuance of Common Stock Awards to Employees	101,241	1	(1)					—
Surrender of Common Stock Awards by Employees					(12,386)	(562)		(562)
Share-Based Compensation Expense			6,195					6,195
Share-Based Compensation Issued to Directors	5,940		300					300
Other Comprehensive Income, Net of Tax							507	507

BALANCE—December 31, 2017	32,524,934	$325	$174,043	$48,434	(662,788)	$(12,781)	$507	$210,528

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$41,140	$38,436	$26,517
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	28,285	23,571	16,975
Amortization of intangibles	26,857	11,259	6,264
Amortization of deferred financing costs and debt discount	1,093	383	264
Provision for doubtful accounts	2,834	2,928	919
Write-off of debt issuance costs	2,113	286	—
Gain on sale of property and equipment	(492)	(254)	(409)
Gain on bargain purchase	—	—	(1,116)
Noncash stock compensation	6,592	1,894	2,116
Deferred income taxes	(6,160)	(605)	(1,515)
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(19,955)	(18,760)	(17,526)
Inventories	(3,667)	(8,677)	(2,846)
Other assets	(4,602)	2,803	823
Accounts payable	6,303	12,400	(2,511)
Income taxes payable/receivable	(18,605)	1,484	3,592
Other liabilities	7,036	6,118	3,000

Net cash provided by operating activities	68,772	73,266	34,547

Cash flows from investing activities
Purchases of investments	(30,194)	—	—
Purchases of property and equipment	(31,668)	(27,013)	(27,305)
Acquisitions of businesses, net of cash acquired of $247, $2,181 and $926 in 2017, 2016 and 2015, respectively	(137,120)	(53,312)	(84,274)
Proceeds from sale of property and equipment	959	691	634
Other	(2,420)	37	(420)

Net cash used in investing activities	(200,443)	(79,597)	(111,365)

Cash flows from financing activities
Proceeds from revolving line of credit under credit agreement applicable to respective period (Note 6)	—	37,975	149,350
Payments on revolving line of credit under credit agreement applicable to respective period (Note 6)	—	(37,975)	(149,350)
Proceeds from term loan under credit agreement applicable to respective period (Note 6)	300,000	100,000	50,000
Payments on term loan under credit agreement applicable to respective period (Note 6)	(97,750)	(51,875)	(24,688)
Proceeds from delayed draw term loan under credit agreement applicable to respective period (Note 6)	112,500	12,500	50,000
Payments on delayed draw term loan under credit agreement applicable to respective period (Note 6)	(125,000)	(50,000)	—
Proceeds from vehicle and equipment notes payable	22,460	22,948	21,334
Debt issuance costs	(8,281)	(1,238)	(758)
Principal payments on long-term debt	(10,002)	(5,849)	(4,088)
Principal payments on capital lease obligations	(7,314)	(8,598)	(9,674)
Acquisition-related obligations	(4,464)	(3,057)	(3,151)
Repurchase of common stock	—	—	(6,100)
Surrender of common stock awards by employees	(562)	(836)	—
Purchase of remaining interest in subsidiary	(1,888)	—	—

Net cash provided by financing activities	179,699	13,995	72,875

Net change in cash and cash equivalents	48,028	7,664	(3,943)
Cash and cash equivalents at beginning of year	14,482	6,818	10,761

Cash and cash equivalents at end of year	$62,510	$14,482	$6,818

Supplemental disclosures of cash flow information
Net cash paid during the year for:
Interest	$13,758	$5,342	$3,287
Income taxes, net of refunds	38,887	18,929	13,493
Supplemental disclosure of noncash investing and financing activities
Common stock issued for acquisition of business	10,859	—	—
Vehicles capitalized under capital leases and related lease obligations	4,440	3,737	3,379
Seller obligations in connection with acquisition of businesses	5,128	4,459	13,180
Unpaid purchases of property and equipment included in accounts payable	2,003	775	220

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Installed Building Products, Inc. (“IBP”), a Delaware corporation formed on October 28, 2011, and its wholly-owned subsidiaries (collectively referred to as the “Company” and “we,” “us” and “our”) primarily install insulation, waterproofing, fire-stopping, fireproofing, garage doors, rain gutters, shower doors, closet shelving and mirrors and other products for residential and commercial builders located in the continental United States. The Company operates in over 125 locations and its corporate office is located in Columbus, Ohio.

We have one operating segment and a single reportable segment. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects from our national network of branch locations. Commercial sales have increased primarily due to the acquisition of Trilok Industries, Inc., Alpha Insulation and Waterproofing Inc. and Alpha Insulation and Waterproofing Company (collectively, “Alpha”).

Each of our branches has the capacity to serve all of our end markets. For the years ended December 31, 2017, 2016 and 2015, residential new construction and repair and remodel was 83%, 88% and 89% of our net revenue and commercial construction was 17%, 12% and 11% of our net revenue, respectively. The following table sets forth the percentage of our net revenue by product category:

	Years ended December 31,
	2017	2016	2015
Insulation	67%	77%	78%
Waterproofing	8	2	2
Shower doors, shelving and mirrors	7	5	5
Garage doors	5	6	6
Rain gutters	4	4	5
Other building products	9	6	4

	100%	100%	100%

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include all of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the revenue, costs and reserves established under the percentage-of-completion method, allowance for doubtful accounts, valuation allowance on deferred tax assets, valuation of the reporting unit, valuation of acquired intangible assets, impairment of intangible assets and other long-lived assets, share-based compensation, reserves for general liability and workers’ compensation and medical insurance. Management believes the accounting estimates are appropriate and reasonably determined; however, due to the inherent uncertainties in making these estimates, actual amounts could differ from such estimates.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

We consider all highly-liquid investments purchased with original term to maturity of three months or less to be cash equivalents. We had $55.6 million of cash equivalents as of December 31, 2017 and zero cash equivalents as of December 31, 2016. Substantially all cash is held in banks providing FDIC coverage of $0.25 million per depositor.

Revenue and Cost Recognition

Revenue from the sale and installation of products is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price is fixed or determinable; and (iv) the ability to collect is reasonably assured. We recognize revenue using either the completed contract method or the percentage-of-completion method of accounting, depending primarily on length of time required to complete the contract. The completed contract method is used for short-term contracts for which financial position and results of operations reported on the completed-contract basis would not vary materially from those resulting from use of the percentage-of-completion method. Revenue from the sale and installation of products is recognized net of adjustments and discounts and, for revenue using the completed contract method of accounting, at the time the installation is complete. When the percentage-of-completion method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs (the cost-to-cost approach). The costs of earned revenue include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Accounting Policy for Derivative Instruments and Hedging Activities

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.

Investment Policy

Marketable securities with original maturities longer than three months but less than one year from the balance sheet date are classified as investments within current assets. These investments consist of highly liquid investment grade instruments primarily including corporate bonds and commercial paper. Investments for which we have the ability and positive intent to hold to maturity are carried at amortized cost. The difference between the acquisition costs and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of December 31, 2017, all of our investments were classified as held-to-maturity.

Business Combinations

The purchase price for business combinations is allocated to the estimated fair values of acquired tangible and intangible assets, including goodwill and assumed liabilities, where applicable. Additionally, we recognize

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

customer relationships, trademarks and trade names, backlog and non-competition agreements as identifiable intangible assets. These assets are recorded at fair value as of the transaction date. The fair value of these intangibles is determined primarily using the income approach and using current industry information which involves significant unobservable inputs (Level 3 inputs). These inputs include projected sales, margin and tax rate.

At times, the total purchase price for a business combination could be less than the estimated fair values of acquired tangible and intangible assets. In these cases, we record a gain on bargain purchase within other expenses in the Consolidated Statements of Operations and Comprehensive Income rather than goodwill in accordance with U.S. GAAP.

Accounts Receivable

We account for trade receivables based on amounts billed to customers. Past due receivables are determined based on contractual terms. We do not accrue interest on any of our trade receivables.

Retainage receivables represent the amount retained by our customers to ensure the quality of the installation and is received after satisfactory completion of each installation project. Management regularly reviews aging of retainage receivables and changes in payment trends and records an allowance when collection of amounts due are considered at risk. Amounts retained by project owners under construction contracts and included in accounts receivable were $23.1 million and $10.3 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017, all but $0.5 million of retainage receivables, which are recorded in other long-term assets, were estimated to be contractually due within one year.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Allowance for doubtful accounts receivable
January 1, 2015	$2,661
Charged to costs and expenses	919
Charged to other accounts (1)	533
Deductions (2)	(1,627)

December 31, 2015	$2,486

Charged to costs and expenses	2,928
Charged to other accounts (1)	435
Deductions (2)	(2,452)

December 31, 2016	$3,397

Charged to costs and expenses	2,834
Charged to other accounts (1)	699
Deductions (2)	(2,125)

December 31, 2017	$4,805

(1)	Recovery of receivables previously written off as bad debt and other
(2)	Write-off of uncollectible accounts receivable

Concentration of Credit Risk

Credit risk is our risk of financial loss from the non-performance of a contractual obligation on the part of our counterparty. Such risk arises principally from our receivables from customers and cash and bank balances. Substantially all of our trade accounts receivable are from entities engaged in residential and commercial construction. We perform periodic credit evaluations of our customers’ financial condition. The general credit risk of our counterparties is not considered to be significant. In addition, no individual customer made up more than 3% of accounts receivable or 4% of net revenue for the years ended December 31, 2017, 2016 and 2015.

Inventories

Inventories consist of insulation, garage doors, rain gutters, shower doors, mirrors, closet shelving and other products. We install these products but do not manufacture them. We value inventory at the lower of cost or market with cost determined using the first-in, first-out (“FIFO”) method. As of December 31, 2017 and 2016, all inventory was finished goods. Inventory provisions are recorded to reduce inventory to the lower of cost or market value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage, and specific identification of items such as product discontinuance, engineering/material changes, or regulatory-related changes.

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

Impairment of Other Intangible and Long-Lived Assets

Other intangible assets consist of customer relationships, backlog, non-competition agreements and business trademarks and trade names. Amortization of finite lived intangible assets is recorded to reflect the pattern of economic benefits based on projected revenues over their respective estimated useful lives (customer relationships – eight to 15 years, non-competition agreements – one to five years and business trademarks and trade names – eight to 15 years). We do not have any indefinite-lived intangible assets other than goodwill.

We review long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. There was no impairment loss for the years ended December 31, 2017, 2016 and 2015.

Other Liabilities

Our workers’ compensation insurance program, for a significant portion of our business, is considered a high deductible program whereby we are responsible for the cost of claims under approximately $0.8 million. If we do

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not pay these claims, our workers’ compensation insurance carriers are required to make these payments to the claimants on our behalf. Effective with the plan year beginning October 1, 2015, our general liability insurance program is considered a high retention program whereby we are responsible for the cost of claims up to approximately $2.0 million, subject to an aggregate cap of $8.0 million. If we do not pay these claims, our general liability insurance carrier is required to make these payments to the claimants on our behalf. Prior to the claim year beginning October 1, 2015, our general liability insurance program has a self-incurred retention (“SIR”) of $0.4 million whereby we continue to be responsible for all claims below the SIR and the insurance company continues to be responsible for all liabilities above the SIR. The liabilities represent our best estimate of our costs, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through December 31, 2017 and 2016. We establish case reserves for reported claims using case-basis evaluation of the underlying claims data and we update as information becomes known. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

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

Advertising Costs

Advertising costs are generally expensed as incurred. Advertising expense was approximately $3.2 million, $3.0 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in selling expense on the Consolidated Statements of Operations and Comprehensive Income.

Deferred Financing Costs

Deferred financing costs and debt issuance costs combined, totaling $6.8 million and $1.7 million, net of accumulated amortization as of December 31, 2017 and 2016, respectively, are amortized over the term of the related debt on a straight-line basis which approximates the effective interest method. The deferred financing costs are included in other non-current assets while the debt issuance costs are included in long-term debt on the Consolidated Balance Sheets as of December 31, 2017 and 2016, respectively. The related amortization expense of these costs combined was $1.1 million, $0.4 million and $0.3 million and is included in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, we expensed loan costs of approximately $1.0 million and $0.3 million for the years ended December 31, 2017 and 2016, respectively, associated with our Credit and Security Agreement because

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

they did not meet the requirements for capitalization. For the year ended December 31, 2017, we wrote off $2.1 million in loan costs as a result of refinancing our credit facilities. We did not write off any loan costs during the year ended December 31, 2016. For additional information, see Note 6, Long-Term Debt.

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

Liability-based awards: Certain of our stock awards represent a predominately-fixed monetary amount that is to be settled with a variable number of shares. These awards contain both time and performance requirements, and are deemed to be liability-based, which requires that we re-measure to reflect their fair value at the end of each reporting period. The change in fair value each reporting period is recorded as compensation cost, with a corresponding increase or decrease in our share-based liability, either immediately or over the remaining service period depending on the vested status of the award.

Compensation expense for both equity and liability-based restricted stock units is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the contingent vesting period. If performance goals are not probable to occur, no compensation expense will be recognized. If performance goals that were previously deemed probable are not or are not expected to be met, the previously recognized compensation cost related to such performance goals will be reversed. Employees and officers are subject to tax at the vesting date based on the market price of the shares on that date, or on the grant date if an election is made.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, the amount of taxes currently payable or refundable are accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of our assets and liabilities.

Valuation allowances are established against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

scheduled reversals of deferred tax liabilities, the ability to produce future taxable income, prudent and feasible tax planning strategies and recent financial operations. In projecting future taxable income, we factor in historical results and changes in accounting policies and incorporate assumptions, including the amount of future federal and state pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses.

Deferred tax assets and liabilities are measured using the enacted tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes from a change in tax rate is recognized through operations in the period that includes the enactment date of the change. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. The Tax Cuts and Jobs Act (the “Tax Act”) that was enacted on December 22, 2017 reduces the US federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company recognized a $3.8 million tax benefit as a result of revaluing the ending net deferred tax liabilities from 35% to the newly enacted U.S. corporate income tax rate of 21%. See Note 12, Income Taxes, for additional information.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold to be recognized.

We recognize tax liabilities for uncertain tax positions and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Liabilities related to uncertain tax positions are recorded in other long-term liabilities on the Consolidated Balance Sheets. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense and the effective tax rate in the period in which the new information becomes available. Interest and penalties related to unrecognized tax benefits are recognized within income tax expense in the Consolidated Statements of Operations and Comprehensive Income. Accrued interest and penalties are recognized in other current liabilities on the Consolidated Balance Sheets.

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

Estimated Fair Value of Financial Instruments

Accounts receivable, accounts payable, cash and cash equivalents, short-term investments and accrued liabilities as of December 31, 2017 and 2016 approximate their fair value due to the short-term maturities of these financial instruments. The carrying amounts of our long-term debt, including the term loan, delayed draw term loan and revolving line of credit under the current and previous credit agreements approximate their fair values as of December 31, 2017 and 2016 due to the variable rate nature of the agreements. The carrying amount of the obligations associated with our capital leases and vehicle and equipment notes approximate fair value as of December 31, 2017 and 2016 because we have incurred the obligations within recent fiscal years when the interest rate markets have been low and stable despite the changes in the interest rate environment in 2017. Refinancing these obligations at current market rates would result in similar balances. All debt classifications represent Level 2 fair value measurements.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

We have not recently adopted any new accounting pronouncements that have had a material impact on our financial statements. We continuously review the Federal Accounting Standards Board’s issued Accounting Standards Updates to ensure we have adopted all current accounting pronouncements, and include any such standard adoptions that are deemed to have a material impact on our financial statements herein.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 and related subsequently issued amendments set forth a new revenue recognition model that requires identifying the contract(s) with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations and recognizing the revenue upon satisfaction of performance obligations. In July 2015, the FASB voted to defer the application of the provisions of this standard for public companies until annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. We commenced our evaluation of the impact of ASC 606 in late 2016, by evaluating its impact on selected contracts. Based on our initial review of those select contracts, we developed a project plan to evaluate numerous contracts across our business and assess the internal control structure in order to adopt ASC 606 on January 1, 2018. We have periodically briefed our Audit Committee on our progress made towards adoption. As of December 31, 2017, we have completed our assessment on the applicability of the standard on accounting for contracts with customers. The standard will result in a change to the timing of revenue recognition for certain of our contracts that, under ASC 605, we currently recognize revenue on a performance obligation level as each obligation is completed whereas, under ASC 606, we will recognize revenue associated with these contracts over time as service is performed and the transfer of control occurs based on a percentage-of-completion method using input methods as a measure of progress. We do not expect the impact on our revenue recognition to be material for our contracts that are currently recognized under the existing percentage-of-completion method of accounting, due to the inherent similarities of the over time methodology of revenue recognition to percentage-of-completion. We adopted the new standard on January 1, 2018, using the modified retrospective approach, and as such will recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings on January 1, 2018. The estimated adjustment to our opening retained earnings on January 1, 2018, as a result of implementation of this ASU, is estimated to be approximately $3.0 million.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. For public business entities, this update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted as of the standard’s issuance date. We have not completed our assessment, but we expect the adoption of this standard will have a significant impact on our Consolidated Balance Sheets. Information about our undiscounted future lease payments and the timing of those payments is in Note 14, Commitments and Contingencies, in our Form 10-K. We will adopt this standard effective January 1, 2019.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In addition, these amendments require the measurement of all expected credit losses for financial assets, including trade accounts receivable, held at the reporting date based on historical experience, current conditions and reasonable and

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

supportable forecasts. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. We are evaluating whether this ASU will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments (Topic 230).” This ASU addresses the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. We have determined that this update addresses one issue that specifically impacts us, which is the classification of contingent consideration payments made after a business combination. We adopted the new provision on January 1, 2018 and as such will classify contingent consideration payments in excess of the recorded contingent liability not made soon after the acquisition date as operating activities on the cash flow statement. Cash payments made soon after the acquisition date will be classified as investing activities.

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

NOTE 3 – INVESTMENTS

Cash and cash equivalents includes investments in money market funds that are valued based on the net asset value of the funds. The cash equivalents consist primarily of money market funds that are Level 1 measurements. The investments in these funds were $55.6 million as of December 31, 2017. We had no such investments as of December 31, 2016.

All other investments are classified as held-to-maturity and consist of highly liquid instruments including primarily corporate bonds and commercial paper. As of December 31, 2017, the amortized cost of these investments equaled the net carrying value, which was $30.1 million. We had no such investments as of December 31, 2016. All held-to-maturity securities as of December 31, 2017 mature in one year or less. See Note 8, Fair Value Measurements, for additional information.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2017	2016
Land	$66	$66
Buildings	218	218
Leasehold improvements	6,152	5,235
Furniture, fixtures and equipment	30,863	26,344
Vehicles and equipment	153,744	124,861

	191,043	156,724
Less: accumulated depreciation and amortization	(109,968)	(88,936)

	$81,075	$67,788

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the twelve months ended December 31, 2017 and 2016 we recorded the following depreciation and amortization expense on our property and equipment, by income statement category (in thousands):

	As of December 31,
	2017	2016	2015
Cost of sales	$26,731	$22,294	$16,101
Administrative	1,554	1,276	874

Property and equipment as of December 31, 2017 and 2016 of $49.7 million and $42.7 million, respectively, were fully depreciated but still being utilized in our business.

NOTE 5 – GOODWILL AND INTANGIBLES

Goodwill

The change in carrying amount of goodwill was as follows (in thousands):

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)
January 1, 2016	$160,516	$(70,004)	$90,512
Business combinations	16,918	—	16,918
Other	(344)	—	(344)

December 31, 2016	177,090	(70,004)	107,086
Business combinations	47,727	—	47,727
Other	653	—	653

December 31, 2017	$225,470	$(70,004)	$155,466

Other changes included in the above table for the years ended December 31, 2017 and 2016 include minor adjustments for the allocation of certain acquisitions still under measurement. In addition, other changes for the year ended December 31, 2017 include multiple immaterial tuck-in acquisitions. For additional information regarding changes to goodwill resulting from acquisitions, see Note 15, Business Combinations.

At October 1, 2017, our measurement date, we performed a qualitative analysis that weighed all evidence of potential impairment, whether positive or negative, and determined that no factors existed that indicated an impairment of goodwill more likely than not existed. As such, no impairment of goodwill was recognized for the year ended December 31, 2017. In addition, no impairment of goodwill was recognized for the years ended December 31, 2016 or 2015.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangibles, net

The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in thousands):

	As of December 31,
	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$121,015	$38,651	$82,364	$80,909	$27,533	$53,376
Covenants not-to-compete	11,807	4,773	7,034	8,602	2,466	6,136
Trademarks and tradenames	58,136	14,076	44,060	37,303	10,498	26,805
Backlog	13,600	9,067	4,533	—	—	—

	$204,558	$66,567	$137,991	$126,814	$40,497	$86,317

There was no intangible asset impairment loss for the years ended December 31, 2017, 2016 and 2015.

The gross carrying amount of intangibles increased approximately $77.7 million and $30.4 million during the years ended December 31, 2017 and 2016, respectively. Intangibles associated with business combinations accounted for approximately $76.8 million and $30.3 million of the increases during the years ended December 31, 2017 and 2016, respectively, with the remaining changes due to other factors. For more information, see Note 15, Business Combinations. Amortization expense on intangible assets totaled approximately $26.9 million, $11.3 million and $6.3 million during the years ended December 31, 2017, 2016 and 2015, respectively. Remaining estimated aggregate annual amortization expense is as follows (in thousands):

2018	$23,516
2019	18,387
2020	17,671
2021	16,653
2022	15,735
Thereafter	46,029

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	As of December 31,
	2017	2016
Term loans, in effect, net of unamortized debt issuance costs of $5,146 and $447, respectively	$293,354	$95,803
Delayed draw term loans, in effect, net of unamortized debt issuance costs of $0 and $50, respectively	—	12,450
Vehicle and equipment notes, maturing December 2022; payable in various monthly installments, including interest rates ranging from 2% to 4.5%	50,357	38,186
Various notes payable, maturing through March 2025; payable in various monthly installments, including interest rates ranging from 4% to 6%	3,866	4,988

	347,577	151,427
Less: current maturities	(16,650)	(17,192)

Long-term debt, less current maturities	$330,927	$134,235

On April 13, 2017, we entered into a term loan credit agreement (the “Term Loan Agreement”) which provides for a seven-year $300.0 million term loan facility (the “Term Loan”) and an asset-based lending credit agreement (the “ABL Credit Agreement” and together with the Term Loan Agreement, the “Senior Secured Credit Agreements”) which provides for up to approximately $100.0 million with a sublimit up to $50.0 million for the issuance of letters of credit (the “ABL Revolver” and together with the Term Loan, the “Senior Secured Credit Facilities”), which may be reduced or increased pursuant to the ABL Credit Agreement. The borrowing base for the ABL Revolver, which determines availability under the facility, is based on a percentage of the value of certain assets securing the obligations of the Company and the subsidiary guarantors under the ABL Credit Agreement. Proceeds from the Senior Secured Credit Facilities were used to repay in full all amounts outstanding under the Credit and Security Agreement (the “Credit and Security Agreement”), dated as of February 29, 2016, by and among the Company and the lenders named therein.

The Term Loan was amended on November 30, 2017 (the “Amendment”) to refinance the total principal amount of the Term Loan outstanding under the Term Loan Agreement immediately prior to the effective date of the Amendment, or an aggregate principal amount of $299.3 million, on substantially the same terms as the initial term loan, except for (i) a decrease in the Applicable Margins (as defined below) applicable to the base rate and Eurodollar rate loans, (ii) an increase in the cap on permitted indebtedness related to capital expenditures other than capital lease obligations and (iii) the inclusion of a mechanism to establish an alternative Eurodollar rate if certain circumstances have arisen such that the London Interbank Offered Rate may no longer be used. The ABL Credit Agreement was amended in December 2017 to revise the formula for maximum indebtedness incurred by the Company while subject to the ABL Credit Agreement. The Term Loan amortizes in quarterly principal payments of approximately $0.8 million, with any remaining unpaid balances due on April 15, 2024, which is the maturity date. Loans incurred under the ABL Revolver will have a final maturity of April 13, 2022.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subject to customary reinvestment provisions and certain other expenses; and (iii) 50% (with step-downs to 25% and 0% based upon achievement of specified net leverage ratios) of excess cash flow of the Company and its restricted subsidiaries in excess of $5.0 million, subject to customary exceptions and limitations.

Loans under the Senior Secured Credit Facilities bear interest based on, at the Company’s election, either the base rate or the Eurodollar rate plus, in each case, an applicable margin (the “Applicable Margin”). The Applicable Margin in respect of loans under (i) the Term Loan Agreement will be (A) 2.50% in the case of Eurodollar rate loans and (B) 1.50% in the case of base rate loans, and (ii) the ABL Facility will be (A) 1.25%, 1.50% or 1.75% in the case of Eurodollar rate loans (based on a measure of availability under the ABL Facility) and (B) 0.25%, 0.50% or 0.75% in the case of base rate loans (based on a measure of availability under the ABL Facility).

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

Vehicle and Equipment Notes

We are party to a Master Loan and Security Agreement (“Master Loan and Security Agreement”), a Master Equipment Lease Agreement (“Master Equipment Agreement”) and one or more Master Loan Agreements (“Master Loan Agreements”) with various lenders to provide financing for the purpose of purchasing or leasing vehicles and equipment used in the normal course of business. Each financing arrangement under these agreements constitutes a separate note and obligation. Vehicles and equipment purchased or leased under each financing arrangement serve as collateral for the note applicable to such financing arrangement. Regular payments are due under each note for a period of typically 60 consecutive months after the incurrence of the obligation. The specific terms of each note are based on specific criteria, including the type of vehicle or equipment and the market interest rates at the time. No termination date applies to these agreements. One of these Master Loan Agreements, entered into in November 2017, is with US Bank and provides for up to $100.0 million. The facility is subject to a 60-month term with interest rates being set at the time of funding. As of December 31, 2017, substantially all of the $100.0 million US Bank Master Loan was available for purchases of equipment.

Total gross assets relating to our master loan and equipment agreements were $74.5 million and $48.7 million as of December 31, 2017 and 2016, respectively, none of which were fully depreciated as of December 31, 2017 or 2016, respectively. The net book value of assets under these agreements was $51.4 million and $38.0 million as of December 31, 2017 and 2016, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Consolidated Statements of Operations and Comprehensive Income.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts were as follows (in thousands):

As of December 31, 2017
Costs incurred on uncompleted contracts	$79,235
Estimated earnings	44,035

Total	123,270

Less: Billings to date	121,464

Net under (over) billings	$1,806

Net under (over) billings were as follows (in thousands):

As of December 31, 2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$6,182
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,376)

Net under (over) billings	$1,806

The asset, costs and estimated earnings in excess of billings on uncompleted contracts, represents revenues recognized in excess of amounts billed and is included in other current assets in our Consolidated Balance Sheets. The liability, billings in excess of costs and estimated earnings on uncompleted contracts, represents billings in excess of revenues recognized and is included in other current liabilities in our Consolidated Balance Sheets.

NOTE 8 – FAIR VALUE MEASUREMENTS

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

measurement in the hierarchy. During the periods presented, there were no transfers between fair value hierarchical levels.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During each of the years ended December 31, 2017, 2016 and 2015, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis. See the “Impairment of Other Intangible and Long-Lived Assets” caption of Note 2, Significant Accounting Policies, for more information.

Estimated Fair Value of Financial Instruments

The fair values of financial assets and liabilities not described above were as follows (in thousands):

	As of December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$55,634	$55,634	$—	$—
Investments	30,038	—	30,038	—
Derivative financial instruments, net of tax	618		618

Total financial assets	$86,290	$55,634	$30,656	$—

We had no such items upon which to report fair value as of December 31, 2016. See Note 3, Investments, for more information on cash equivalents and investments included in the table above. Also see Note 9, Derivatives and Hedging Activities, for more information on derivative financial instruments. In addition, see Note 2 for more information regarding our accounting for fair value instruments.

NOTE 9 – DERIVATIVES AND HEDGING ACTIVITIES

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

Cash Flow Hedges of Interest Rate Risk

Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2017, we have two interest rate swaps with a beginning notional of $100.0 million that amortize quarterly to $95.3 million at a maturity date of May 31, 2022. We did not have any derivative instruments as of December 31, 2016.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives, when present, is recognized directly in earnings. During the twelve months ended December 31, 2017, we recorded $0.1 million as a result of hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt. Over the next twelve months, we estimate that an additional $0.2 million will be reclassified as an increase to interest expense, net.

Additionally, we do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of December 31, 2017, the Company has not posted any collateral related to these agreements.

NOTE 10 – STOCKHOLDERS’ EQUITY

As of December 31, 2017, we had $0.5 million in accumulated other comprehensive income on our Consolidated Balance Sheet, which represents the effective portion of the unrealized gain on our derivative instruments. For additional information, see Note 9, Derivatives and Hedging Activities.

In March 2015, we entered into a share repurchase agreement with Installed Building Systems, Inc. (“IBS”), a related party, for the purchase of 315 thousand shares of our common stock for a purchase price of approximately $6.1 million or $19.23 per share, which represented a 7.5% discount to the last reported price of our common stock on March 13, 2015. The effect of these treasury shares reducing the number of common shares outstanding is reflected in our earnings per share calculation. For additional information, see Note 13, Related Party Transactions.

NOTE 11 – EMPLOYEE BENEFITS

Healthcare

We participate in multiple healthcare plans, of which our primary plan is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual. Our healthcare benefit expense (net of employee contributions) was approximately $17.4 million, $15.2 million and $11.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, for all plans. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Consolidated Balance Sheets and was $1.8 million and $1.7 million as of December 31, 2017 and 2016, respectively.

Workers’ Compensation

We participate in multiple workers’ compensation plans. Under these plans, for a significant portion of our business, we use a high deductible program to cover losses above the deductible amount on a per claim basis. We

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accrue for the estimated losses occurring from both asserted and unasserted claims. Workers’ compensation liability for premiums is included in other current liabilities on the Consolidated Balance Sheets. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of IBNR claims. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. These claims are accounted for based on actuarial estimates of the undiscounted claims, including IBNR. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals.

Workers’ compensation expense totaled $13.5 million, $12.1 million and $12.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in cost of sales on the Consolidated Statements of Operations and Comprehensive Income. Workers’ compensation known claims and IBNR reserves included on the Consolidated Balance Sheets were as follows (in thousands):

	As of December 31,
	2017	2016
Included in other current liabilities	$5,899	$4,595
Included in other long-term liabilities	8,721	7,052

	$14,620	$11,647

We also had an insurance receivable for claims that exceeded the stop loss limit included on the Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	As of December 31,
	2017	2016
Included in other non-current assets	$1,826	$1,249

Profit-Sharing Plans

We also participate in various profit-sharing and 401(k) plans. Certain plans provide that eligible employees can defer a portion of their wages into the trust, subject to current Internal Revenue Code rules and limitations. We provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. During the years ended December 31, 2017, 2016 and 2015, we recognized 401(k) plan expenses of $1.6 million, $1.3 million and $0.8 million, respectively, which is included in administrative expenses on the accompanying Consolidated Statements of Operations and Comprehensive Income.

Share-Based Compensation

Directors

We periodically grant shares of restricted stock to members of our board of directors. Accordingly, we record compensation expense within administrative expenses on the Consolidated Statements of Operations and Comprehensive Income at the time of the grant.

In 2017, 2016 and 2015, we granted approximately six thousand, nine thousand and 13 thousand shares of restricted stock, respectively, at a price of $50.50, $34.23 and $22.74 per share, respectively (which represents market price on the grant dates), to non-employee members of our board of directors. Accordingly, for each of the years ended December 31, 2017, 2016 and 2015, we recorded $0.3 million in compensation expense related

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to these grants within administrative expenses on the Consolidated Statements of Operations and Comprehensive Income at the time of grant. These shares vested on the grant date since there is no service period associated with these awards.

The weighted-average grant date fair value is the same as the issue price for all shares.

Employees – Common Stock Awards

During the twelve months ended December 31, 2017, we granted approximately 0.1 million shares of restricted stock which vest in three equal installments (rounded to the nearest whole share) on each of April 20, 2018, 2019 and 2020 to certain employees. During the twelve months ended December 31, 2016, we granted approximately 0.1 million shares of restricted stock which vest in three equal installments (rounded to the nearest whole share) on each of April 20, 2017, 2018 and 2019 to certain employees.

During the twelve months ended December 31, 2017, our employees surrendered approximately 11 thousand shares of our common stock to satisfy tax withholding obligations arising in connection with the vesting of such common stock awards previously issued under our 2014 Omnibus Incentive Plan. We recorded $2.7 million and $1.6 million in compensation expense related to these grants within administrative expenses on the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2017 and 2016, respectively. We recognized excess tax benefits within income tax provision on the Consolidated Statements of Operations and Comprehensive Income of approximately $0.6 million and $0.3 million for the years ended December 31 2017 and 2016, respectively.

As of December 31, 2017, there was $5.5 million of unrecognized compensation expense related to these nonvested common stock awards. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 2.0 years. Shares forfeited are returned as treasury shares and available for future issuances. See the table below for changes in shares and related weighted average fair market value per share.

Employees – Performance-Based Stock Awards

During the twelve months ended December 31, 2017, we established, and our Board of Directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2018 contingent upon achievement of these targets. We recorded $0.9 million in compensation expense associated with these performance-based awards.

As of December 31, 2017, there was $1.7 million of unrecognized compensation expense related to nonvested performance-based common stock awards. This expense is subject to future adjustments for forfeitures and is expected to be recognized over the remaining weighted-average period of 1.9 years using the graded-vesting method. See the table below for changes in shares and related weighted average fair market value per share.

In addition, during the twelve months ended December 31, 2017, we established, and our Board of Directors approved, performance-based restricted stock awards to be issued to certain employees between 2018 and 2022 contingent upon achievement of certain performance targets. These awards will be accounted for as liability-based awards since they represent a predominantly-fixed monetary amount that will be settled with a variable number of common shares and as such are included in other long-term liabilities on the Consolidated Balance Sheets. We recorded $0.1 million in compensation expense associated with these performance-based awards. The unrecognized compensation expense associated with the liability-based awards is subject to fair value adjustment each reporting period, and is expected to be recognized on a straight-line basis over the remaining vesting period of 4 years.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employees – Performance-Based Restricted Stock Units

During the twelve months ended December 31, 2017, we established, and our Board of Directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2018 contingent upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares. We recorded $2.6 million in compensation expense associated with these performance-based units during the twelve months ended December 31, 2017.

As of December 31, 2017, there was $1.1 million of unrecognized compensation expense related to nonvested performance-based common stock units. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 0.3 years. See the table below for changes in shares and related weighted average fair market value per share.

Share-Based Compensation Summary

Amounts for each category of equity-based award for employees as of December 31, 2017 and changes during the twelve months ended December 31, 2017 were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Fair Market Value Per Share	Awards	Weighted Average Fair Market Value Per Share	Units	Weighted Average Fair Market Value Per Share
Nonvested awards/units at December 31, 2016	161,174	$26.36	—	$—	—	$—
Granted	101,241	52.00	77,254	41.00	74,818	52.16
Vested	(58,302)	26.43	—	—	—	—
Forfeited/Cancelled	(1,782)	35.07	—	—	(2,818)	52.00

Nonvested awards/units at December 31, 2017	202,331	$39.09	77,254	$41.00	72,000	$52.16

During the twelve months ended December 31, 2017 and 2016, we recorded the following stock compensation expense, by income statement category (in thousands):

	2017	2016
Cost of sales	$965	$—
Selling	571	—
Administrative	5,055	1,894

	$6,591	$1,894

Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represents all stock compensation earned by our installation and sales employees, respectively.

As of December 31, 2017, approximately 2.6 million of the 3.0 million shares of common stock authorized for issuance were available for issuance under the 2014 Omnibus Incentive Plan.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES

The provision for income taxes is comprised of (in thousands):

	Years ended December 31,
	2017	2016	2015
Current:
Federal	$17,557	$18,307	$13,939
State	3,302	3,472	2,989

	20,859	21,779	16,928
Deferred:
Federal	(5,895)	(338)	(1,255)
State	(284)	(267)	(260)

	(6,179)	(605)	(1,515)

Total tax expense	$14,680	$21,174	$15,413

The reconciliation between our effective tax rate on net income and the federal statutory rate is as follows (dollars in thousands):

	Years ended December 31,
	2017		2016		2015
Income tax at federal statutory rate	$19,537	35.0%	$20,864	35.0%	$14,676	35.0%
Stock compensation	(581)	(1.0%)	(227)	(0.4%)	—	0.0%
Qualified Production Activity Deduction	(1,715)	(3.1%)	(1,776)	(3.0%)	(1,347)	(3.2%)
Other permanent items	197	0.4%	(92)	(0.1%)	(69)	(0.2%)
Change in valuation allowance	285	0.5%	442	0.7%	467	1.1%
Change in uncertain tax positions	(1,807)	(3.2%)	66	0.1%	(559)	(1.3%)
State income taxes, net of federal benefit	2,150	3.8%	1,897	3.2%	2,245	5.4%
Rate impact of the Tax Act	(3,386)	(6.1%)	—	—%	—	—%

Total tax expense	$14,680	26.3%	$21,174	35.5%	$15,413	36.8%

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the net deferred tax asset or liability are as follows (in thousands):

	As of December 31,
	2017	2016
Deferred Tax Assets
Long-term
Accrued reserves and allowances	$3,916	$1,866
Allowance for doubtful accounts	426	448
Inventories	213	284
Intangibles	3,279	806
Net operating loss carryforwards	2,623	2,921
Other current and long-term	10	2

Long-term deferred tax assets	10,467	6,327
Less: Valuation allowance	(1,746)	(2,415)

Net deferred tax assets	8,721	3,912
Deferred Tax Liabilities
Long-term
Accrued reserves and allowances	(308)	(565)
Property and equipment	(1,453)	(1,505)
Intangibles	(3,543)	(4,899)
Investment in partnership	(9,189)	(9,530)
Other	(208)	(62)

Long-term deferred tax liabilities	(14,701)	(16,561)

Net deferred tax liabilities	$(5,980)	$(12,649)

As of December 31, 2017, we have recorded a deferred tax asset of $2.6 million reflecting the benefit of $10.6 million in federal and state income tax net operating loss (NOL) carryforwards, the earliest of which expires in 2030.

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

Based on this evaluation, a valuation allowance has been recorded as of December 31, 2017 and 2016 for the net deferred tax assets recorded on certain of our wholly owned subsidiaries. Such deferred tax assets relate primarily to net operating losses that are not more likely than not realizable. However, the amount of the deferred tax asset considered realizable could be adjusted if our estimate of future taxable income during the carryforward period changes, or if objective negative evidence in the form of cumulative losses is no longer present. Additional weight may be given to subjective evidence such as our projections for growth in this situation.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertain Tax Positions

We are subject to taxation in the United States and various state jurisdictions. As of December 31, 2017, our tax years for 2014 through 2016 are subject to examination by the tax authorities. A rollforward of the gross unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefit, January 1, 2016	$3,586
Increase as a result of tax positions taken during the period	2,354
Decrease as a result of tax positions taken during the period	(1,356)
Decrease as a result of expiring statutes	(487)

Unrecognized tax benefit, December 31, 2016	4,097
Increase as a result of tax positions taken during the period	4,353
Decrease as a result of tax positions taken during the period	(2,311)
Decrease as a result of expiring statutes	(1,689)

Unrecognized tax benefit, December 31, 2017	$4,450

Unrecognized tax benefits of $1.5 million at December 31, 2017 would affect the effective tax rate. Interest expense and penalties accrued related to uncertain tax positions as of December 31, 2017 are $0.1 million.

We expect a decrease to the amount of unrecognized tax benefits (exclusive of penalties and interest) within the next twelve months of zero to $1.1 million.

Determining uncertain tax positions and the related estimated amounts requires judgment and carry estimation risk. If future tax law changes or interpretations should come to light, or additional information should become known, our conclusions regarding unrecognized tax benefits may change.

Impacts of the Tax Cuts and Jobs Act

The Tax Act was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, which had a positive impact on our 2017 effective tax rate due to the revaluation of our ending net deferred tax liabilities, and we expect it will have a positive impact on our effective tax rate in 2018 and subsequent years.

Income tax expense (benefit) decreased $3.4 million for the year ended December 31, 2017, compared to 2016, due to the impact of the Tax Act. The Company recognized a $3.8 million tax benefit as a result of revaluing the ending net deferred tax liabilities from 35% to the newly enacted U.S. corporate income tax rate of 21%. The tax benefit was partially offset by tax expense of $0.4 million net amount for the revaluation of the uncertain tax positions and the valuation allowance.

The Company has recognized the tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.

NOTE 13 – RELATED PARTY TRANSACTIONS

We sell installation services to other companies related to us through common or affiliated ownership and/or board of directors and/or management relationships. We also purchase services and materials and pay rent to companies with common or related ownership. For additional information, see Note 14, Commitments and Contingencies.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017, 2016 and 2015, the amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Sales	$10,250	$7,914	$6,720
Purchases	1,294	579	480
Rent	1,154	635	598

At December 31, 2017 and 2016, we had related party balances of approximately $2.0 million and $1.5 million, respectively, included in accounts receivable on our Consolidated Balance Sheets. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer is a member of our Board of Directors, accounted for $1.0 million and $0.8 million of these balances as of December 31, 2017 and 2016, respectively.

On March 13, 2015, we entered into a share repurchase agreement with IBS for the purchase of 315 thousand shares of our common stock. Jeff Edwards, our Chief Executive Officer, is the President of IBS and, in such role, has sole voting and dispositive power over the shares held by IBS and is deemed the beneficial owner of the shares of our common stock held by IBS. For additional information, see Note 10, Stockholders’ Equity.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Accrued General Liability

Accrued general insurance reserves included on the Consolidated Balance Sheets were as follows (in thousands):

	As of December 31,
	2017	2016
Included in other current liabilities	$2,033	$1,949
Included in other long-term liabilities	7,073	7,104

	$9,106	$9,053

We also had insurance receivables and an indemnification asset included on the Consolidated Balance Sheets that, in aggregate, offset an equal liability included within the reserve amounts noted above. The amounts were as follows (in thousands):

	As of December 31,
	2017	2016
Insurance receivable and indemnification asset for claims under a fully insured policy	$2,773	$2,773
Insurance receivable for claims that exceeded the stop loss limit	2	26

Total insurance receivables included in other non-current assets	$2,775	$2,799

Leases

We are obligated under capital leases covering vehicles and certain equipment. The vehicle and equipment leases generally have initial terms ranging from four to six years. Total assets relating to capital leases were

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $63.4 million and $64.2 million as of December 31, 2017 and 2016, respectively, and a total of approximately $26.8 million and $22.8 million were fully depreciated as of December 31, 2017 and 2016, respectively. The net book value of assets under capital leases was approximately $13.0 million and $16.4 million as of December 31, 2017 and 2016, respectively. Amortization of assets held under capital leases is included within cost of sales on the Consolidated Statements of Operations and Comprehensive Income.

We also have several noncancellable operating leases, primarily for buildings, improvements, equipment and certain vehicles. These leases generally contain renewal options for periods ranging from one to five years and require us to pay all executory costs such as property taxes, maintenance and insurance.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2017 are as follows (in thousands):

	Capital Leases	Operating Leases
		Related Party	Other	Total Operating
2018	$6,287	$950	$12,304	$13,254
2019	4,322	837	9,911	10,748
2020	1,688	574	6,775	7,349
2021	882	591	2,932	3,523
2022	25	609	1,795	2,404
Thereafter	—	—	2,523	2,523

	13,204	$3,561	$36,240	$39,801

Less: Amounts representing executory costs	(326)
Less: Amounts representing interest	(733)

Total obligation under capital leases	12,145
Less: Current portion of capital leases	(5,666)

Long term capital lease obligation	$6,479

Total rent expense under these operating leases for the years ended December 31, 2017, 2016 and 2015 was approximately $15.1 million, $11.6 million and $9.4 million, respectively, which is included in the Consolidated Statements of Operations and Comprehensive Income as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Cost of Sales	$813	$848	$855
Administrative	14,310	10,732	8,507

Total	$15,123	$11,580	$9,362

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

NOTE 15 – BUSINESS COMBINATIONS

As part of our ongoing strategy to expand geographically and increase market share in certain markets, we completed ten, nine and eight business combinations during the years ended December 31, 2017, 2016 and 2015, respectively, as well as insignificant tuck-in acquisitions merged into existing operations in 2017 and 2015, in which we acquired 100% of the voting equity interests in each acquired entity. Acquisition-related costs amounted to $3.9 million, $2.3 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in Administrative expenses on the Consolidated Statements of Operations and Comprehensive Income. The goodwill to be recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed. We expect to deduct $47.2 million of goodwill for tax purposes as a result of 2017 acquisitions.

The largest of our 2017 acquisitions were Alpha, Columbia Shelving & Mirror Inc. and Charleston Shelving & Mirror, Inc. (collectively, “Columbia”) and All In Insulation, LLC d/b/a Astro Insulation (collectively, “Astro”). The remaining acquisitions were individually insignificant but material in the aggregate, as follows. Net Income (Loss), as noted below, includes amortization, taxes and interest allocations.

For the twelve months ended December 31, 2017 (in thousands):

Name	Date	Acquisition Type	Cash Paid	Seller Obligations	Fair Value of Common Stock Issued	Total Purchase Price	Revenue	Net Income (Loss)
Alpha (1)	1/5/2017	Share	$103,810	$2,002	$10,859	$116,671	$116,070	$(1,148)
Columbia	6/26/2017	Asset	8,768	225	—	8,993	6,046	86
Astro	9/18/2017	Asset	9,144	482	—	9,626	1,829	11
Other	Various	Asset	15,645	2,419	—	18,064	20,457	573

Total			$137,367	$5,128	$10,859	$153,354	$144,402	$(478)

(1)	The cash paid included $21.7 million in contingent consideration to satisfy purchase price adjustments related to cash and net working capital requirements, earnout consideration based on Alpha’s change in EBITDA from 2015 and a customary holdback. These payments were based on fair value of each contingent payment at the time of acquisition and subsequently adjusted during the measurement period. We issued 282,577 shares of our common stock with a fair value of $10.9 million.

For the twelve months ended December 31, 2016 (in thousands):

Name	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)
Alpine Insulation Co., Inc.	4/12/2016	Asset	$21,151	$1,560	$22,711	$21,359	$1,370
East Coast	10/17/2016	Asset	15,589	600	16,189	4,701	21
Other	Various	Asset	18,753	2,299	21,052	19,974	(592)

Total			$55,493	$4,459	$59,952	$46,034	$799

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the twelve months ended December 31, 2015 (in thousands):

Name	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)
BDI	3/12/2015	Stock	$30,680	$5,765	$36,445	$32,505	$2,023
CQ	4/6/2015	Stock	5,193	2,319	7,512	7,839	556
Layman	6/1/2015	Asset	9,088	600	9,688	8,211	516
Eastern	8/10/2015	Stock	24,199	2,875	27,074	7,368	312
Other	Various	Asset	16,040	1,621	17,661	6,349	(97)

Total			$85,200	$13,180	$98,380	$62,272	$3,310

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in thousands):

	2017
	Alpha	Columbia	Astro	Other	Total
Estimated fair values:
Cash	$247	$—	$—	$—	$247
Accounts receivable	29,851	1,004	924	3,195	34,974
Inventories	1,852	704	296	1,544	4,396
Other current assets	4,500	8	36	96	4,640
Property and equipment	1,528	659	640	1,820	4,647
Intangibles	57,200	4,760	5,168	9,688	76,816
Goodwill	38,511	2,184	2,926	4,106	47,727
Other non-current assets	383	32	—	234	649
Accounts payable and other current liabilities	(17,401)	(358)	(364)	(2,619)	(20,742)

Fair value of assets acquired	116,671	8,993	9,626	18,064	153,354
Less fair value of common stock issued	10,859	—	—	—	10,859
Less seller obligations	2,002	225	482	2,419	5,128

Cash paid	$103,810	$8,768	$9,144	$15,645	$137,367

	2016
	Alpine	East Coast	Other	Total
Estimated fair values:
Cash	$—	$2,181	$—	$2,181
Accounts receivable	3,959	3,093	2,502	9,554
Inventories	700	332	1,183	2,215
Other current assets	—	1	24	25
Property and equipment	656	666	1,616	2,938
Intangibles	12,800	6,400	11,067	30,267
Goodwill	6,642	4,346	5,933	16,921
Other non-current assets	—	116	345	461
Accounts payable and other current liabilities	(2,046)	(946)	(1,618)	(4,610)

Fair value of assets acquired	22,711	16,189	21,052	59,952
Less seller obligations	1,560	600	2,299	4,459

Cash paid	$21,151	$15,589	$18,753	$55,493

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015
	BDI	CQ	Layman	Eastern	Other	Total
Estimated fair values:
Cash	$661	$100	$—	$165	$—	$926
Accounts receivable	4,735	1,423	1,245	2,768	4,093	14,264
Inventories	980	152	267	335	720	2,454
Other current assets	368	39	—	109	32	548
Property and equipment	1,006	190	733	1,364	1,574	4,867
Intangibles	21,280	4,350	5,330	13,871	10,534	55,365
Goodwill	16,213	3,035	3,143	9,904	4,809	37,104
Other non-current assets	3,736	—	—	322	60	4,118
Accounts payable and other current liabilities	(3,303)	(1,539)	(1,030)	(1,681)	(2,220)	(9,773)
Deferred income tax liabilities	(5,495)	—	—	—	(825)	(6,320)
Long-term debt	—	—	—	(82)	—	(82)
Other long-term liabilities	(3,736)	(238)	—	(1)	—	(3,975)

Fair value of assets acquired	36,445	7,512	9,688	27,074	18,777	99,496
Gain on bargain purchase	—	—	—	—	(1,116)	(1,116)

Total purchase price	36,445	7,512	9,688	27,074	17,661	98,380
Less seller obligations	5,765	2,319	600	2,875	1,621	13,180

Cash paid	$30,680	$5,193	$9,088	$24,199	$16,040	$85,200

Contingent consideration is included as “seller obligations” in the above table or within “fair value of assets acquired” if subsequently paid during the period presented. These contingent payments consist primarily of amounts based on working capital calculations, earnouts based on performance, and non-compete agreements, all of which are based on fair value at the time of acquisition. When these payments are expected to be made over one year from the acquisition date, the contingent consideration is discounted to net present value using our weighted average cost of capital (WACC).

Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed, contingent consideration is settled, and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Goodwill and intangibles per the above table do not agree to the total gross increases of these assets as shown in Note 5, Goodwill and Intangibles, during the years ended December 31, 2017 and 2016 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement, an immaterial goodwill reclassification in the year ended December 31, 2016 related to the prior period, as well as other immaterial intangible assets added during the ordinary course of business. In addition, goodwill and intangibles increased during the years ended December 31, 2017, 2016 and 2015 due to various immaterial tuck-in acquisitions that do not appear in the above tables.

The provisional amounts for Alpha originally reported in our Condensed Consolidated Balance Sheets included in our Quarterly Report on Form 10-Q for the period ended March 31, 2017 were adjusted to reflect the review and ongoing analysis of the fair value measurements. As a result of our continued evaluation during the measurement period, we increased goodwill by approximately $2.1 million, offset by a corresponding net reduction in various working capital accounts.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provisional amounts for Columbia originally reported in our Condensed Consolidated Balance Sheets included in our Quarterly Report on Form 10-Q for the period ended June 30, 2017 were adjusted to reflect the review and ongoing analysis of the fair value measurements. As a result of our continued evaluation during the measurement period, we increased goodwill by approximately $0.5 million and our seller obligations by approximately $0.4 million for an adjustment to the fair value of a working capital contingent liability. These adjustments, as well as various other insignificant adjustments, resulted in a total purchase price increase for Columbia of approximately $0.6 million as reflected within the above table and were within applicable measurement period guidelines.

The fair value of the net assets acquired, including identifiable intangible assets, relating to one of the 2015 business combinations included in the “Other” column in the above table was approximately $4.8 million, which exceeds the purchase price of $3.7 million. Accordingly, we recognized the excess of the fair value of the net assets acquired over purchase price paid of approximately $1.1 million as a gain on bargain purchase. The gain on bargain purchase is included in other income in our Consolidated Statements of Operations and Comprehensive Income. Prior to recognizing the gain, we reassessed the fair value of the assets acquired and liabilities assumed in the business combination including consultation with our external valuation experts. Assets were valued using the same methodology as our other business combinations, including the use of a discounted cash flow model as well as several other factors. We believe we were able to acquire this entity for less than the fair value of its net assets due to an absence of multiple bidders combined with the significant improvement of our purchasing power.

Included in other noncurrent assets in the above table as of the year ended December 31, 2015 is an insurance receivable of $2.0 million and an indemnification asset in the amount of $1.7 million associated with the 2015 acquisition of BDI. These assets offset equal liabilities included in other long-term liabilities in the above table, which represent additional insurance reserves for which we may be liable. All amounts are measured at their acquisition date fair value. The indemnification asset has been reduced to $0.9 million as of December 31, 2017 due to an adjustment to an uncertain tax position related to this item.

Estimates of acquired intangible assets related to the acquisitions are as follows (dollars in thousands):

	2017		2016		2015
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Customer relationships	$39,922	8	$18,511	9	$36,129	8
Trademarks and trade names	20,667	15	8,983	15	14,567	15
Non-competition agreements	2,628	5	2,773	5	4,668	5
Backlog	13,600	1.5	—	—	—	—

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Information (unaudited)

The unaudited pro forma information has been prepared as if the 2017 acquisitions had taken place on January 1, 2016, the 2016 acquisitions had taken place on January 1, 2015 and the 2015 acquisitions had taken place on January 1, 2014. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2016, 2015 and 2014 and the unaudited pro forma information does not purport to be indicative of future financial operating results (in thousands, except for per share data).

	Unaudited Pro Forma for the years ended December 31,
	2017	2016	2015
Net revenue	$1,169,061	$1,058,707	$786,144
Net income	43,179	43,891	29,463
Basic and diluted net income per share	1.36	1.39	0.94

Unaudited pro forma net income reflects additional intangible asset amortization expense of $1.3 million, $17.5 million and $6.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, as well as additional income tax expense of $0.7 million, $3.0 million and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, and additional interest expense of $1.8 million for the year ended December 31, 2016 that would have been recorded had the 2017 acquisitions taken place on January 1, 2016, the 2016 acquisitions taken place on January 1, 2015 and the 2015 acquisitions taken place on January 1, 2014.

NOTE 16 – INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method as of December 31, 2017, 2016 and 2015, was 117 thousand, 61 thousand and 36 thousand shares, respectively.

NOTE 17 – SUBSEQUENT EVENTS

On January 16, 2018, we acquired substantially all of the assets of Rocket Insulation & Coatings Inc. for total consideration of approximately $2.2 million, subject to a working capital adjustment. The initial accounting for the business combination was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Annual Report on Form 10-K. As a result, disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time.

In January 2018, we posted $10.0 million into a trust to serve as additional collateral for our workers’ compensation and general liability policies. Beginning January 2018, this $10.0 million is classified as restricted cash on our Consolidated Balance Sheets.

IBP’s Board of Directors has approved a stock repurchase program, effective as of March 2, 2018, pursuant to which we may repurchase up to $50 million of its outstanding common stock. The program will remain in effect until February 28, 2019, unless extended by the Board of Directors.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited quarterly financial results for 2017 and 2016 is as follows (in thousands, except per share data):

2017	Three months ended
	March 31	June 30	September 30	December 31	Total Year
Net revenue	$255,669	$282,196	$295,193	$299,869	$1,132,927
Gross profit	72,172	84,928	85,581	81,345	324,026
Net income	6,364	11,973	12,010	10,793	41,140
Comprehensive income	6,364	11,896	12,042	11,345	41,647
Basic and diluted net income per share	0.20	0.38	0.38	0.34	1.30

2016	Three months ended
	March 31	June 30	September 30	December 31	Total Year
Net revenue	$191,698	$211,913	$225,392	$233,977	$862,980
Gross profit	54,591	62,243	67,260	68,354	252,448
Net income	5,813	9,993	11,549	11,081	38,436
Comprehensive income	5,813	9,993	11,549	11,081	38,436
Basic and diluted net income per share	0.19	0.32	0.37	0.35	1.23

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2017 with the participation of the Company’s principal executive officer and principal financial officer as required by Exchange Act Rule 13a-15(b). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management, under the supervision of the principal executive officer and the principal financial officer, assessed the effectiveness of our internal control over financial reporting, excluding the internal control over financial

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reporting at the subsidiaries listed below that we acquired during 2017 as of December 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2017 includes all of the Company’s subsidiaries except the subsidiaries listed below, which were acquired during 2017 and whose financial statements constitute the percentages of total assets and net revenue listed below of the consolidated financial statements of the Company as of and for the year ended December 31, 2017:

		Percentage of Total Assets	Percentage of Net Revenue
Trilok Industries, Inc., Alpha Insulation and Waterproofing, Inc. and Alpha Insulation and Waterproofing Company	January 5, 2017	18.0%	10.2%
Custom Glass Atlanta, Inc. & Atlanta Commercial Glazing, Inc.	March 20, 2017	0.7%	1.0%
Legacy Glass & Supply, Inc.	May 1, 2017	0.3%	0.4%
Columbia Shelving and Mirror & Charleston Shelving & Mirror	June 26, 2017	1.3%	0.5%
Energy Savers, LLC	July 31, 2017	0.1%	0.1%
Red Rock Insulation	September 1, 2017	0.6%	0.2%
All In Insulation dba Astro Insulation	September 18, 2017	1.3%	0.2%
A+ Insulation, LLC	October 30, 2017	0.4%	0.0%
Allpro Insulation Co.	December 11, 2017	0.1%	0.0%
Blind Ambitions LLC	December 29, 2017	0.6%	0.0%

Management excluded the internal control over financial reporting at these subsidiaries from its assessment in accordance with the guidance of the staff of the SEC that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition. Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which follows below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2017 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Installed Building Products, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Installed Building Products, Inc. (the “Company”) as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the subsidiaries listed below, which were acquired during 2017 and whose financial statements constitute the percentages of total revenues and assets listed below of the consolidated financial statements of the Company as of and for the year ended December 31, 2017.

		Percentage of Total Assets	Percentage of Net Revenue
Trilok Industries, Inc., Alpha Insulation and Waterproofing, Inc. and Alpha Insulation and Waterproofing Company	January 5, 2017	18.0%	10.2%
Custom Glass Atlanta, Inc. & Atlanta Commercial Glazing, Inc.	March 20, 2017	0.7%	1.0%
Legacy Glass & Supply, Inc.	May 1, 2017	0.3%	0.4%
Columbia Shelving and Mirror & Charleston Shelving & Mirror	June 26, 2017	1.3%	0.5%
Energy Savers, LLC	July 31, 2017	0.1%	0.1%
Red Rock Insulation	September 1, 2017	0.6%	0.2%
All In Insulation dba Astro Insulation	September 18, 2017	1.3%	0.2%
A+ Insulation, LLC	October 30, 2017	0.4%	0.0%
Allpro Insulation Co.	December 11, 2017	0.1%	0.0%
Blind Ambitions LLC	December 29, 2017	0.6%	0.0%

Accordingly, our audit did not include the internal control over financial reporting of the subsidiaries listed above.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Columbus, Ohio

February 28, 2018

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the headings “Election of Directors,” “Executive Officers and Certain Significant Employees,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders (“2018 Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017 and is incorporated herein by reference.

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

The information required by this item will be set forth under the headings “Executive Compensation,” “Pay Ratio Disclosure” and “Compensation Committee Interlocks and Insider Participation” in our 2018 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in our Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed on or before April 20, 2018, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the headings “Certain Relationships and Related-Party Transactions” and “Corporate Governance” in our 2018 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth under the heading “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in our 2018 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) The following documents are filed as a part of this Form 10-K:

1.	Financial Statements: The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm for Installed Building Products, Inc. are presented in Item 8, Financial Statements and Supplementary Data, of Part II of this Form 10-K.

2.	Financial Schedules: All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes in Item 8, Financial Statements and Supplementary Data, of Part II of this Form 10-K.

(b) Exhibits.

Exhibit Number	Description

2.1	Share Purchase Agreement, dated as of October 29, 2016, among EMPER Holdings, LLC; PREEM Holdings I, LLC; PREEM Holdings II, LLC; Vikas Verma; Henry Schmueckle; Vikas Verma in his capacity as the equityholders’ representative; and Installed Building Products, Inc. †

3.1	Second Amended and Restated Certificate of Incorporation of Installed Building Products, Inc.

3.2	Amended and Restated Bylaws of Installed Building Products, Inc.

4.1	Form of Common Stock Certificate of Installed Building Products, Inc.

4.2	Rights Agreement, dated as of November 4, 2011, by and among OCM IBP Holdings, Inc., CCIB Holdco, Inc. and Cetus Capital II, LLC.

4.3	Recapitalization and Exchange Agreement by and between CCIB Holdco, Inc. and Cetus Capital II, LLC, dated as of November 4, 2011.

4.4	Registration Rights Agreement dated as of November 6, 2013 by and among Installed Building Products, Inc., Cetus Capital II, LLC, IBP Investment Holdings, LLC, IBP Management Holdings, LLC and TCI Holdings, LLC.

4.5	Amendment No. 1 to the Recapitalization and Exchange Agreement, dated as of January 27, 2014.

10.1	Contribution and Exchange Agreement, dated as of November 4, 2011, by and among CCIB Holdco, Inc., IBHL A Holding Company, Inc., IBHL B Holding Company, Inc. and IBP Holdings, LLC.

10.2	Membership Interest Purchase Agreement, dated as of August 31, 2012, by and among Installed Building Products, LLC, CCIB Holdco, Inc., and GNV Holdings, LLC (now known as TCI Holdings, LLC).

10.3	Management Services and Fee Agreement, dated as of December 18, 2012, among Littlejohn Managers, LLC, Jeff Edwards, IBP Holding Company, GNV Holdings, LLC (now known as TCI Holdings, LLC) and CCIB Holdco, Inc.#

10.4	Termination of Management Services and Fee Agreement, dated November 22, 2013.#

10.5	Loan and Security Agreement with Bank of America, N.A., dated as of November 4, 2011.

10.6	First Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of April 20, 2012.

Exhibit Number	Description

10.7	Second Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of August 31, 2012.

10.8	Third Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of October 22, 2012.

10.9	Fourth Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of December 21, 2012.

10.10	Fifth Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of July 30, 2013.

10.11	Sixth Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of January 27, 2014.

10.12	Form of Indemnification Agreement for directors and officers.#

10.13	Employment Agreement, dated as of November 1, 2013, by and between Installed Building Products, Inc. and Jeffrey W. Edwards.#

10.14	Amendment No. 1, dated as of November 1, 2016, to Employment Agreement, dated as of November 1, 2013, by and between Installed Building Products, Inc. and Jeffrey W. Edwards.#

10.15	Installed Building Products, Inc. 2014 Omnibus Incentive Plan.#

10.16	Amendment, dated as of February 24, 2017, to the Installed Building Products, Inc. 2014 Omnibus Incentive Plan.#

10.17	Credit and Security Agreement dated, July 8, 2014, by and between Installed Building Products, Inc. and the lenders party thereto, and KeyBank National Association, as lead arranger, sole book runner, administrative agent, swing line lender and issuing lender.

10.18	Pledge Agreement, dated July 8, 2014, by Installed Building Products, Inc. in favor of KeyBank National Association, as administrative agent, under the Credit and Security Agreement dated July 8, 2014.

10.19	Security Agreement, dated July 8, 2014, by each domestic subsidiary as defined in the Credit and Security Agreement dated July 8, 2014, in favor of KeyBank National Association, as administrative agent, under the Credit and Security Agreement dated July 8, 2014.

10.20	Share Repurchase Agreement, dated December 11, 2014, by and between Installed Building Products, Inc. and Cetus Capital II, LLC.

10.21	First Amendment Agreement, dated December 10, 2014, to the Credit and Security Agreement dated July 8, 2014, by and among Installed Building Products, Inc., the lenders party thereto, and KeyBank National Association, as lead arranger, sole book runner, administrative agent, swing line lender and issuing lender.

10.22	Credit and Security Agreement dated, July 8, 2014, as amended and restated as of April 28, 2015, by and between Installed Building Products, Inc. and the lenders party thereto, and KeyBank National Association, as joint lead arranger, sole book runner, administrative agent, swing line lender and issuing lender.

10.23	First Amendment Agreement, dated as of October 16, 2015, by and among Installed Building Products, Inc., the lenders named therein and KeyBank National Association, as administrative agent for the lenders.

Exhibit Number	Description

10.24	Credit and Security Agreement dated, July 8, 2014, as amended and restated as of February 29, 2016, by and between Installed Building Products, Inc. and the lenders party thereto, and KeyBank National Association, as joint lead arranger, sole book runner, administrative agent, swing line lender and issuing lender.

10.25	Term Loan Credit Agreement, dated April 13, 2017, by and among Installed Building Products, Inc., the lenders party thereto from time to time, Royal Bank of Canada, as term administrative agent, and RBC Capital Markets, UBS Securities LLC and Jefferies Finance LLC as joint lead arrangers and joint bookrunners.

10.26	Credit Agreement, dated April 13, 2017, by and among Installed Building Products, Inc., the subsidiary guarantors from time to time party thereto, the financial institutions from time to time party thereto, and SunTrust Bank, as issuing bank, swing bank and administrative agent, with SunTrust Robinson Humphrey, Inc. as left lead arranger and bookrunner.

10.27	ABL/Term Loan Intercreditor Agreement, dated April 13, 2017, by and among Installed Building Products, Inc., SunTrust Bank, as ABL agent, Royal Bank of Canada, as term loan agent, and each of the agents and certain of the Company’s subsidiaries from time to time party thereto.

10.28	Term Collateral Agreement, dated April 13, 2017, among Installed Building Products, Inc., certain of its subsidiaries and Royal Bank of Canada, as term collateral agent.

10.29	Security Agreement, dated April 13, 2017, among Installed Building Products, Inc., certain of its subsidiaries and SunTrust Bank, as administrative agent.

10.30	Term Guarantee Agreement, dated April 13, 2017, among certain of Installed Building Products, Inc.’s subsidiaries and Royal Bank of Canada, as term collateral agent.

10.31*	Amendment No. 1, dated October 26, 2017, to Term Loan Credit Agreement, by and among Installed Building Products, Inc., the other loan parties party thereto, the participating lenders and fronting bank party thereto, Royal Bank of Canada, as administrative agent, and RBC Capital Markets, as lead arranger and bookrunner.

10.32	First Amendment, dated November 30, 2017, to Term Loan Credit Agreement, by and among Installed Building Products, Inc., the other loan parties party thereto, the participating lenders and fronting bank party thereto, Royal Bank of Canada, as administrative agent, and RBC Capital Markets, as lead arranger and bookrunner.

10.33*	First Amendment, dated October 26, 2017, to the Credit Agreement among Installed Building Products, Inc., certain of its subsidiaries and SunTrust Bank, as administrative agent.

10.34*	Second Amendment, dated December 26, 2017, to the Credit Agreement among Installed Building Products, Inc., certain of its subsidiaries and SunTrust Bank, as administrative agent.

10.35	Share Repurchase Agreement, dated March 13, 2015, by and between Installed Building Products, Inc. and Installed Building Systems, Inc.

10.36	Form of Restricted Stock Agreement.#

10.37	Form of Performance Share Award Agreement.#

10.38	Form of Restricted Stock Agreement for Employees.#

10.39	Form of Restricted Stock Agreement for awards made on or after April 19, 2017. #

10.40	Form of Performance Share Agreement for awards made on or after April 19, 2017. #

Exhibit Number	Description

10.41	Form of Stock Award Agreement. #

10.42	Form of Performance-Based Cash Award Agreement. #

21.1*	List of Subsidiaries of Installed Building Products, Inc.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

*	Filed herewith.
†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies of any of the omitted schedules to the Securities and Exchange Commission upon request.
#	Indicates management contract or compensatory plan.

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2018

INSTALLED BUILDING PRODUCTS, INC.

/s/ Jeffrey W. Edwards
By:	Jeffrey W. Edwards
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey W. Edwards Jeffrey W. Edwards	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2018

/s/ Michael T. Miller Michael T. Miller	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 28, 2018

/s/ Todd R. Fry Todd R. Fry	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	February 28, 2018

/s/ Margot L. Carter Margot L. Carter	Director	February 28, 2018

/s/ Lawrence A. Hilsheimer Lawrence A. Hilsheimer	Director	February 28, 2018

/s/ Janet E. Jackson Janet E. Jackson	Director	February 28, 2018

/s/ J. Michael Nixon J. Michael Nixon	Director	February 28, 2018

/s/ Robert H. Schottenstein Robert H. Schottenstein	Director	February 28, 2018

/s/ Michael H. Thomas Michael H. Thomas	Director	February 28, 2018

/s/ Vikas Verma Vikas Verma	Director	February 28, 2018