Form 10-Q
period 2018-03-31
Installed Building Products, Inc.
filed 2018-05-04
CIK 1580905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

On April 27, 2018 the registrant had 31,601,831 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$19,906	$62,510
Investments	28,798	30,053
Accounts receivable (less allowance for doubtful accounts of $4,900 and $4,805 at March 31, 2018 and December 31, 2017, respectively)	188,651	180,725
Inventories	46,160	48,346
Other current assets	44,935	33,308

Total current assets	328,450	354,942
Property and equipment, net	84,531	81,075
Non-current assets
Goodwill	161,681	155,466
Intangibles, net	136,885	137,991
Other non-current assets	10,683	9,272

Total non-current assets	309,249	302,729

Total assets	$722,230	$738,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$17,378	$16,650
Current maturities of capital lease obligations	5,287	5,666
Accounts payable	87,273	87,425
Accrued compensation	19,003	25,399
Other current liabilities	25,277	24,666

Total current liabilities	154,218	159,806
Long-term debt	330,679	330,927
Capital lease obligations, less current maturities	5,525	6,479
Deferred income taxes	7,516	6,444
Other long-term liabilities	25,711	24,562

Total liabilities	523,649	528,218
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common Stock; $0.01 par value: 100,000,000 authorized, 32,595,324 and 32,524,934 issued and 31,518,607 and 31,862,146 shares outstanding at March 31, 2018 and December 31, 2017, respectively	326	325
Additional paid in capital	176,349	174,043
Retained earnings	57,604	48,434
Treasury Stock; at cost: 1,076,717 and 662,788 shares at March 31, 2018 and December 31, 2017, respectively	(37,477)	(12,781)
Accumulated other comprehensive income	1,779	507

Total stockholders’ equity	198,581	210,528

Total liabilities and stockholders’ equity	$722,230	$738,746

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2018	2017
Net revenue	$301,728	$255,669
Cost of sales	221,752	183,497

Gross pofit	79,976	72,172
Operating expenses
Selling	15,846	14,026
Administrative	44,203	39,261
Amortization	7,128	6,416

Operating income	12,799	12,469
Other expense
Interest expense, net	4,040	2,170
Other	122	152

Income before income taxes	8,637	10,147
Income tax provision	2,243	3,783

Net income	$6,394	$6,364

Other comprehensive income, net of tax:
Unrealized gain on cash flow hedge, net of tax provision of $386 for the three months ended March 31, 2018	1,160	—

Comprehensive income	$7,554	$6,364

Basic and diluted net income per share	$0.20	$0.20

Weighted average shares outstanding:
Basic	31,548,745	31,590,478
Diluted	31,772,581	31,687,056

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

			Additional				Accumulated Other
	Common Stock		Paid In	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity
BALANCE - January 1, 2017	32,135,176	$321	$158,581	$7,294	(650,402)	$(12,219)	$—	$153,977

Net Income				6,364				6,364
Issuance of Common Stock for Acquisition	282,577	3	10,856					10,859
Surrender of Common Stock Awards by Employees					(1,392)	(54)		(54)
Share-Based Compensation Expense			480					480

BALANCE - March 31, 2017	32,417,753	$324	$169,917	$13,658	(651,794)	$(12,273)	$—	$171,626

			Additional				Accumulated Other
	Common Stock		Paid In	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity
BALANCE - January 1, 2018	32,524,934	$325	$174,043	$48,434	(662,788)	$(12,781)	$507	$210,528

Net Income				6,394				6,394
Cumulative Effect of Accounting Changes, Net of Tax				2,776			112	2,888
Issuance of Common Stock Awards to Employees	70,390	1	(1)					—
Surrender of Common Stock Awards by Employees					(1,212)	(56)		(56)
Share-Based Compensation Expense			2,307					2,307
Common Stock Repurchase					(412,717)	(24,640)		(24,640)
Other Comprehensive Income, Net of Tax							1,160	1,160

BALANCE - March 31, 2018	32,595,324	$326	$176,349	$57,604	(1,076,717)	$(37,477)	$1,779	$198,581

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$6,394	$6,364
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	7,978	6,552
Amortization of intangibles	7,128	6,416
Amortization of deferred financing costs and debt discount	302	102
Provision for doubtful accounts	896	1,231
Gain on sale of property and equipment	(185)	(107)
Noncash stock compensation	2,240	480
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(7,058)	(3,200)
Inventories	(2,420)	(894)
Other assets	(4,139)	(722)
Accounts payable	(57)	(1,781)
Income taxes payable/receivable	1,303	3,106
Other liabilities	(6,297)	(1,873)

Net cash provided by operating activities	6,085	15,674

Cash flows from investing activities
Purchases of investments	(17,782)	—
Maturities of short term investments	19,000	—
Purchases of property and equipment	(10,237)	(7,776)
Acquisitions of businesses, net of cash acquired of $0 and $247, respectively	(11,505)	(106,873)
Proceeds from sale of property and equipment	283	203
Other	(1,050)	(550)

Net cash used in investing activities	(21,291)	(114,996)

Cash flows from financing activities
Payments on term loan under credit agreement applicable to respective period (Note 6)	(750)	(1,250)
Proceeds from delayed draw term loan under credit agreement applicable to respective period (Note 6)	—	112,500
Proceeds from vehicle and equipment notes payable	4,510	4,331
Debt issuance costs	(1)	(833)
Principal payments on long-term debt	(3,092)	(2,117)
Principal payments on capital lease obligations	(1,629)	(1,882)
Acquisition-related obligations	(1,740)	(1,248)
Repurchase of common stock	(24,640)	—
Surrender of common stock awards by employees	(56)	(54)

Net cash (used in) provided by financing activities	(27,398)	109,447

Net change in cash and cash equivalents	(42,604)	10,125
Cash and cash equivalents at beginning of period	62,510	14,482

Cash and cash equivalents at end of period	$19,906	$24,607

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$3,914	$2,044
Income taxes, net of refunds	899	650
Supplemental disclosure of noncash investing and financing activities
Common stock issued for acquisition of business	—	10,859
Vehicles capitalized under capital leases and related lease obligations	312	816
Seller obligations in connection with acquisition of businesses	3,093	2,302
Unpaid purchases of property and equipment included in accounts payable	1,485	609

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

We have one operating segment and a single reportable segment. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects from our national network of branch locations. Each of our branches has the capacity to serve all of our end markets. See Note 3, Revenue Recognition, for information on our revenues by product and end market.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include all of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) have been omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to prevent the information presented from being misleading when read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”), as filed with the SEC on February 28, 2018. The December 31, 2017 condensed consolidated balance sheet data herein was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP.

Our interim operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected in future operating quarters. See Item 1A, Risk Factors, in our 2017 Form 10-K for additional information regarding risk factors that may impact our results.

Note 2 to the consolidated financial statements in our 2017 Form 10-K describes the significant accounting policies and estimates used in preparation of the consolidated financial statements. During the three months ended March 31, 2018 our significant accounting policies changed as they pertain to our revenue recognition, as a result of the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and related subsequently issued amendments, effective January 1, 2018. Our revenue recognition accounting policy is described in Note 3, Revenue Recognition.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 and related subsequently issued amendments set forth a new revenue recognition model that requires identifying the contract(s) with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations and recognizing the revenue upon satisfaction of performance obligations. In July 2015, the FASB voted to defer the application of the provisions of this standard for public companies until annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. We adopted the new standard on January 1, 2018 using the modified retrospective approach and, as such, recognized a $2.9 million cumulative effect, net of tax, of initially applying the standard as an increase to the opening balance of retained earnings on January 1, 2018. See Note 3, Revenue Recognition, for further information regarding our revenue recognition policies.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This ASU better aligns a company’s risk management activities and financial reporting for hedging relationships and makes certain improvements to simplify the application of hedge accounting guidance. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. We elected to early adopt this ASU as of January 1, 2018 and, as such, recognized a $0.1 million adjustment to our opening retained earnings and accumulated other comprehensive income as of January 1, 2018 to reclassify the cash flow hedge ineffectiveness previously recorded in net income in the fourth quarter of 2017 to accumulated other comprehensive income.

In March 2018, the Financial Accounting Standards Board issued ASU No 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”), which became effective immediately. ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). See Note 11, Income Taxes for additional information regarding the adoption of ASU 2018-05.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 and related subsequently-issued amendments, which change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. For public business entities, this update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted as of the standard’s issuance date. We are currently in the process of evaluating our existing lease portfolios, including accumulating all of the necessary information required to properly account for the leases under the new standard. We have not completed our assessment, but we expect the adoption of this standard will have a significant impact on our Condensed Consolidated Balance Sheets. Additionally, we are evaluating our existing processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements. We will adopt this standard effective January 1, 2019.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – REVENUE RECOGNITION

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, we adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers” using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

We recorded a $2.9 million increase to opening retained earnings, net of tax, on January 1, 2018 due to the impact of adopting Topic 606, with the impact primarily related to the change in accounting for certain of our short-term contracts that were previously accounted for on a completed contract basis, whereas, under ASC 606, we now recognize revenue associated with these contracts over time as service is performed and the transfer of control occurs, based on a percentage-of-completion method using cost-to-cost input methods as a measure of progress. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Revenue Recognition

Our revenues are derived primarily through contracts with customers whereby we install insulation and other complimentary building products and are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We recognize revenue using the percentage-of-completion method of accounting, utilizing a cost-to-cost input approach as we believe this represents the best measure of when goods and services are transferred to the customer. An insignificant portion of our sales, primarily retail sales, is accounted for on a point-in-time basis when the sale occurs, adjusted accordingly for any return provisions. We do offer assurance-type warranties on certain of our installed products and services that do not represent a separate performance obligation and, as such, do not impact the timing or extent of revenue recognition.

When the percentage-of-completion method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs (the cost-to-cost approach). Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue, requires significant judgment and can change throughout the duration of a contract due to contract modifications and other factors impacting job completion. The costs of earned revenue include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Our long-term contracts can be subject to modification to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Most of our contract modifications are for

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

Billing on our long-term contracts occurs primarily on a monthly basis throughout the contract period whereby we submit invoices for customer payment based on actual or estimated costs incurred during the billing period. On certain of our long-term contracts the customer may withhold payment on an invoice equal to a percentage of the invoice amount, which will be subsequently paid after satisfactory completion of each installation project. This amount is referred to as retainage and is common practice in the construction industry, as it allows for customers to ensure the quality of the service performed prior to full payment. Retainage receivables are classified as current or long-term assets based on the expected time to project completion.

We disaggregate our revenue from contracts with customers by end market and product, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenues disaggregated by end market and product for the three months ended March 31 (in thousands):

	2018		2017(1)
Residential and multi-family	$250,114	83%	$209,391	82%
Commercial	51,614	17%	46,278	18%

Net revenues	$301,728	100%	$255,669	100%

	2018		2017(1)
Insulation	$202,275	67%	$175,623	69%
Waterproofing	22,606	7%	21,005	8%
Shower doors, shelving and mirrors	20,260	7%	12,885	5%
Garage doors	15,466	5%	14,287	6%
Rain gutters	8,658	3%	8,442	3%
Other building products	32,463	11%	23,427	9%

Net revenues	$301,728	100%	$255,669	100%

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Contract Assets and Liabilities

Our contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized, based on costs incurred, exceeds the amount billed to the customer. Our contract assets are recorded in other current assets in our Consolidated Balance Sheets. Our contract liabilities consist of customer deposits and billings in excess of revenue recognized, based on costs incurred and is included in other current liabilities in our Consolidated Balance Sheets.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows as of March 31 and December 31 (in thousands):

	2018	2017
Contract assets	$18,101	$6,182
Contract liabilities	(6,963)	(4,376)

Uncompleted contracts were as follows for the three months ended March 31 and December 31 (in thousands):

	2018	2017
Costs incurred on uncompleted contracts	$102,088	$79,235
Estimated earnings	55,882	44,035

Total	157,970	123,270
Less: Billings to date	144,506	121,464

Net under (over) billings	$13,464	$1,806

Net under (over) billings were as follows as of March 31 and December 31 (in thousands):

	2018	2017
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$18,101	$6,182
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(4,637)	(4,376)

Net under (over) billings	$13,464	$1,806

During the three months ended March 31, 2018, we recognized $6.3 million of revenue that was included in the contract liability balance at December 31, 2017. We did not recognize any impairment losses on our receivables and contract assets during the three months ended March 31, 2018.

Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $78.6 million. We expect to recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

Practical Expedients and Exemptions

We generally expense sales commissions and other incremental costs of obtaining a contract when incurred because the amortization period is usually one year or less. Sales commissions are recorded within selling expenses within the Condensed Consolidated Statements of Operations and Comprehensive Income.

NOTE 4 – INVESTMENTS

Cash and cash equivalents includes investments in money market funds that are valued based on the net asset value of the funds. The cash equivalents consist primarily of money market funds that are Level 1 measurements. The investments in these funds were $17 thousand and $55.6 million as of March 31, 2018 and December 31, 2017, respectively.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All other investments are classified as held-to-maturity and consist of highly liquid instruments, primarily including corporate bonds and commercial paper. As of March 31, 2018 and December 31, 2017, the amortized cost of these investments equaled the net carrying value, which was $28.8 million and $30.1 million, respectively. All held-to-maturity securities as of March 31, 2018 mature in one year or less. See Note 7, Fair Value Measurements, for additional information.

NOTE 5 – GOODWILL AND INTANGIBLES

Goodwill

The change in carrying amount of goodwill was as follows (in thousands):

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)
January 1, 2018	$225,470	$(70,004)	$155,466
Business Combinations	5,783	—	5,783
Other	432	—	432

March 31, 2018	$231,685	$(70,004)	$161,681

Other changes included in the above table represent minor adjustments for the allocation of certain acquisitions still under measurement and one immaterial acquisition completed during the three months ended March 31, 2018.

We test goodwill for impairment annually during the fourth quarter of our fiscal year or earlier if there is an impairment indicator. No impairment was recognized during either of the three month periods ended March 31, 2018 and 2017.

Intangibles, net

The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in thousands):

	As of March 31, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$124,860	$41,866	$82,994	$121,015	$38,651	$82,364
Covenants not-to-compete	12,112	5,423	6,689	11,807	4,773	7,034
Trademarks and trade names	60,024	15,089	44,935	58,136	14,076	44,060
Backlog	13,600	11,333	2,267	13,600	9,067	4,533

	$210,596	$73,711	$136,885	$204,558	$66,567	$137,991

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The gross carrying amount of intangibles increased approximately $6.0 million during the three months ended March 31, 2018 primarily due to business combinations. See Note 14, Business Combinations, for more information. Remaining estimated aggregate annual amortization expense is as follows (amounts, in thousands, are for the fiscal year ended):

Remainder of 2018	$16,966
2019	19,054
2020	18,338
2021	17,320
2022	16,402
Thereafter	48,805

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2018	2017
Term loans, in effect, net of unamortized debt issuance costs of $4,940 and $5,146, respectively	$292,810	$293,354
Vehicle and equipment notes, maturing March 2023; payable in various monthly installments, including interest rates ranging from 2% to 4.5%	51,556	50,357
Various notes payable, maturing through March 2025; payable in various monthly installments, including interest rates ranging from 4% to 5%	3,691	3,866

	348,057	347,577
Less: current maturities	(17,378)	(16,650)

Long-term debt, less current maturities	$330,679	$330,927

NOTE 7 – FAIR VALUE MEASUREMENTS

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

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During the each of the three months ended March 31, 2018 and 2017, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Estimated Fair Value of Financial Instruments

Accounts receivable, accounts payable and accrued liabilities as of March 31, 2018 and December 31, 2017 approximate fair value due to the short-term maturities of these financial instruments. On April 13, 2017, we entered into, and subsequently amended on November 30, 2017, a term loan credit agreement which provides for a seven-year $300.0 million term loan facility (the “Term Loan”) and an asset-based lending credit agreement (the “ABL Credit Agreement”) which provides for up to approximately $100.0 million with a sublimit up to $50.0 million for the issuance of letters of credit (the “ABL Revolver”), which may be reduced or increased pursuant to the ABL Credit Agreement. The carrying amounts of our long-term debt, including the Term Loan and ABL Revolver as of March 31, 2018 and December 31, 2017, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of the obligations associated with our capital leases and vehicle and equipment notes approximate fair value as of March 31, 2018 and December 31, 2017 because we have incurred the obligations within recent fiscal years when the interest rate markets have been relatively low and stable. All debt classifications represent Level 2 fair value measurements. Market risk associated with our long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

The fair values of financial assets and liabilities that are recorded at fair value in the Condensed Consolidated Balance Sheets and not described above were as follows (in thousands):

	As of March 31, 2018				As of December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$17	$17	$—	$—	$55,634	$55,634	$—	$—
Derivative financial instruments	2,370		2,370		618		618

Total financial assets	$2,387	$17	$2,370	$—	$56,252	$55,634	$618	$—

The carrying values and associated fair values of financial assets and liabilities that are not recorded at fair value in the Condensed Consolidated Balance Sheets and not described above include investments which represent a Level 2 fair value measurement and are as follows (in thousands):

	As of March 31, 2018		As of December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Investments	$28,798	$28,735	$30,053	$30,038

See Note 4, Investments, for more information on cash equivalents and investments included in the table above. Also see Note 8, Derivatives and Hedging Activities, for more information on derivative financial instruments.

NOTE 8 – DERIVATIVES AND HEDGING ACTIVITIES

Cash Flow Hedges of Interest Rate Risk

Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the first quarter of 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2018, we have two interest rate swaps with a beginning notional of $100.0 million that amortize quarterly to $95.3 million at a maturity date of May 31, 2022. We had no such interest rate swaps or other derivatives as of March 31, 2017.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffectiveness arising during the period, as a result of a change to the hedge or the item(s) being hedged, is recognized directly in earnings. We had no such changes during the three months ended March 31, 2018.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt. Over the next twelve months, we estimate that an additional $0.2 million will be reclassified as an increase to interest expense, net.

Additionally, we do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of March 31, 2018 the Company has not posted any collateral related to these agreements.

We elected to early adopt ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” as of January 1, 2018 and, as such, recognized a $0.1 million adjustment to our opening retained earnings and accumulated other comprehensive income as of January 1, 2018 to reclassify the cash flow hedge ineffectiveness previously recorded in net income in the fourth quarter of 2017 to accumulated other comprehensive income.

NOTE 9 – STOCKHOLDERS’ EQUITY

As of March 31, 2018, we had $1.8 million in accumulated other comprehensive income on our Condensed Consolidated Balance Sheet, which represents the effective portion of the unrealized gain on our derivative instruments. For additional information, see Note 8, Derivatives and Hedging Activities.

On February 28, 2018, we announced that our Board of Directors authorized a $50 million stock repurchase program effective March 2, 2018 through February 28, 2019, unless extended by the Board of Directors. During the three months ended March 31, 2018, we repurchased approximately 413 thousand shares of our common stock for an aggregate purchase price of approximately $24.6 million or $59.70 average price per share as part of our 2018 stock repurchase plan. The effect of these treasury shares reducing the number of common shares outstanding is reflected in our earnings per share calculation.

NOTE 10 – EMPLOYEE BENEFITS

Healthcare

Our healthcare benefit expense (net of employee contributions) for all plans was approximately $4.4 million and $4.0 million for the three months ended March 31, 2018 and 2017, respectively. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $2.1 million and $1.8 million as of March 31, 2018 and December 31, 2017, respectively.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Workers’ Compensation

Workers’ compensation expense totaled $3.8 million and $4.1 million for the three months ended March 31, 2018 and 2017, respectively. Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2018	December 31, 2017
Included in other current liabilities	$5,228	$5,899
Included in other long-term liabilities	10,021	8,721

	$15,249	$14,620

We also had an insurance receivable for claims that exceeded the stop loss limit included on the Condensed Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	March 31, 2018	December 31, 2017
Included in other non-current assets	$1,827	$1,826

Retirement Plans

We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. During each of the three months ended March 31, 2018 and 2017, we recognized 401(k) plan expenses of $0.4 million, which is included in administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

Share-Based Compensation

Employees – Common Stock Awards

During the three months ended March 31, 2018, our employees surrendered approximately one thousand shares of our common stock to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2014 Omnibus Incentive Plan. Share-based compensation expense associated with non-performance-based awards was $0.9 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. We recognized excess tax benefits of $0.1 million within the income tax provision in the Condensed Consolidated Statements of Operations and Comprehensive Income for each of the three months ended March 31, 2018 and 2017.

As of March 31, 2018, there was $5.1 million of unrecognized compensation expense related to these nonvested common stock awards. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 1.99 years. Shares forfeited are returned as treasury shares and available for future issuances. See the table below for changes in shares and related weighted average fair market value per share.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Employees – Performance-Based Stock Awards

During the three months ended March 31, 2018, we granted under our 2014 Omnibus Incentive Plan approximately sixty-three thousand shares of our common stock to certain officers, which vest in two equal installments on each of April 20, 2019 and April 20, 2020. These shares were issued in connection with the performance-based targets established in 2017. Share-based compensation expense associated with these performance-based awards was $0.4 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. In addition, during the three months ended March 31, 2018, we established, and our Board of Directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2019 contingent upon achievement of these 2018 targets.

Employees – Performance-Based Restricted Stock Units

During 2017, we established, and our Board of Directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2018 contingent upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares. We recorded $0.9 million in compensation expense associated with these performance-based units during the three months ended March 31, 2018.

As of March 31, 2018, there was $0.2 million of unrecognized compensation expense related to nonvested performance-based common stock units. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of .05 years. See the table below for changes in shares and related weighted average fair market value per share.

Share-Based Compensation Summary

Amounts for each category of equity-based award for employees as of December 31, 2017 and changes during the three months ended March 31, 2018 were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Fair Market Value Per Share	Awards	Weighted Average Fair Market Value Per Share	Units	Weighted Average Fair Market Value Per Share
Nonvested awards/units at December 31, 2017	202,331	$39.09	77,254	$41.00	72,000	$52.16
Granted	7,584	65.60	52,892	65.60	584	52.80
Vested	(9,560)	52.00	—	—	—	—
Forfeited/Cancelled	(287)	21.79	(14,448)	41.00	(1,464)	52.94

Nonvested awards/units at March 31, 2018	200,068	$40.91	115,698	$52.25	71,120	$52.15

During the three months ended March 31, 2018 and 2017, we recorded the following stock compensation expense, by income statement category (in thousands):

	2018	2017
Cost of sales	$475	$—
Selling	283	—
Administrative	1,482	480

	$2,240	$480

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represents all stock compensation earned by our installation and sales employees, respectively.

NOTE 11 – INCOME TAXES

Our provision for income taxes as a percentage of pretax earnings is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.

During the three months ended March 31, 2018, our effective tax rate was 26.0%. This rate was favorably impacted primarily by the enactment of Pub.L. 115–97, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (the “Tax Act”). The Tax Act reduced the U.S federal corporate tax rate from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. ASU 2018-05 and Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the Securities and Exchange Commission allow a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of the Tax Act. We have recognized the provisional tax impacts of the Tax Act in our consolidated financial statements for the year ended December 31, 2017 included within our 2017 Form 10-K. Based on a review of the guidance issued by the Internal Revenue Service in the first quarter of 2018, no adjustment to the provisional amount recorded in the consolidated financial statements for the year ended December 31, 2017 was deemed necessary. We continue to assess new guidance and refine our computation of these provisional amounts and will complete our analysis within the one-year measurement period ending December 22, 2018.

NOTE 12 – RELATED PARTY TRANSACTIONS

We sell installation services to other companies related to us through common or affiliated ownership and/or Board of Directors and/or management relationships. We also purchase services and materials and pay rent to companies with common or affiliated ownership.

We lease our headquarters and certain other facilities from related parties. See Note 13, Commitments and Contingencies, for future minimum lease payments to be paid to these related parties.

For the three months ended March 31, 2018 and 2017, the amount of sales to related parties as well as the purchases from and rent expense paid to related parties were as follows (in thousands):

	2018	2017
Sales	$2,893	$2,336
Purchases	363	291
Rent	281	296

As of March 31, 2018 and December 31, 2017, we had related party balances of approximately $2.2 million and $2.0 million, respectively, included in accounts receivable on our Condensed Consolidated Balance Sheets. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer is a member of our Board of Directors, accounted for $1.0 million of these balances as of each of March 31, 2018 and December 31, 2017.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Accrued General Liability

Accrued general insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2018	December 31, 2017
Included in other current liabilities	$1,956	$2,033
Included in other long-term liabilities	7,825	7,073

	$9,781	$9,106

We also had insurance receivables and an indemnification asset, totaling $2.8 million, included in other non-current assets on the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, that, in aggregate, offset an equal liability included within the reserve amounts noted above.

Leases

We are obligated under capital leases covering vehicles and certain equipment. The vehicle and equipment leases generally have initial terms ranging from four to six years. Total gross assets relating to capital leases were approximately $62.8 million and $63.4 million as of March 31, 2018 and December 31, 2017, respectively, and a total of approximately $24.8 million and $26.8 million were fully depreciated as of March 31, 2018 and December 31, 2017, respectively. The net book value of assets under capital leases was approximately $11.7 million and $13.0 million as of March 31, 2018 and December 31, 2017, respectively. Amortization of assets held under capital leases is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.

We also have several noncancellable operating leases, primarily for buildings, improvements, equipment and certain vehicles. These leases generally contain renewal options for periods ranging from one to five years and require us to pay all executory costs such as property taxes, maintenance and insurance.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) with related parties as of March 31, 2018 are as follows (in thousands):

Remainder of 2018	$664
2019	837
2020	574
2021	591
2022	609
Thereafter	—

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

been incurred and when the amount of loss can be reasonably estimated. As litigation is subject to inherent uncertainties, we cannot be certain that we will prevail in these matters. However, we do not believe that the ultimate outcome of any pending matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 14 – BUSINESS COMBINATIONS

As part of our ongoing strategy to expand geographically and increase market share in certain markets, we completed two business combinations and one insignificant tuck-in acquisition merged into existing operations during each of the three months ended March 31, 2018 and 2017, respectively, in which we acquired 100% of the ownership interests in each.

The largest of these acquisitions were Custom Overhead Door, LLC dba Custom Door & Gate (collectively, “CDG”) in March 2018 and Trilok Industries, Inc., Alpha Insulation and Waterproofing Inc. and Alpha Insulation and Waterproofing Company (collectively, “Alpha”) in January 2017. The remaining acquisitions were individually insignificant as follows. Net (Loss) Income, as noted below, includes amortization, taxes and interest allocations when appropriate.

For the three months ended March 31, 2018 (in thousands):

					Total	Three months ended March 31, 2018
2018 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Purchase Price	Revenue	Net (Loss) Income
CDG	3/19/2018	Asset	$9,440	$1,973	$11,413	$400	$(15)
Other	1/15/2018	Asset	2,065	1,120	3,185	1,271	66

Total			$11,505	$3,093	$14,598	$1,671	$51

For the three months ended March 31, 2017 (in thousands):

					Fair Value of	Total	Three months ended March 31, 2017
2017 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Common Stock	Purchase Price	Revenue	Net Income
Alpha(1)	1/5/2017	Share	$103,810	$2,002	$10,859	$116,671	$28,166	$900
Other	3/20/2017	Asset	3,402	300	—	3,702	518	21

Total			$107,212	$2,302	$10,859	$120,373	$28,684	$921

(1)	The cash paid included $21.7 million in contingent consideration to satisfy purchase price adjustments related to cash and net working capital requirements, earnout consideration based on Alpha’s change in EBITDA from 2015 and a customary holdback. These payments were based on fair value of each contingent payment at the time of acquisition and subsequently adjusted during the measurement period. We issued 282,577 shares of our common stock with a fair value of $10.9 million.

Acquisition-related costs recorded within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to $0.5 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively. The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed. We expect to deduct approximately $6.1 million of goodwill for tax purposes as a result of 2018 acquisitions.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following as of March 31 (in thousands):

	2018			2017
	CDG	Other	Total	Alpha	Other	Total
Estimated fair values:
Cash	$—	$—	$—	$247	$—	$247
Accounts receivable	1,819	—	1,819	29,851	1,087	30,938
Inventories	514	75	589	1,852	746	2,598
Other current assets	13	12	25	4,500	3	4,503
Property and equipment	933	517	1,450	1,528	457	1,985
Intangibles	3,710	1,675	5,385	57,200	1,904	59,104
Goodwill	4,852	931	5,783	38,511	586	39,097
Other non-current assets	36	—	36	383	119	502
Accounts payable and other current liabilities	(464)	(25)	(489)	(17,401)	(1,200)	(18,601)

Fair value of assets acquired and purchase price	11,413	3,185	14,598	116,671	3,702	120,373
Less fair value of common stock issued	—	—	—	10,859	—	10,859
Less seller obligations	1,973	1,120	3,093	2,002	300	2,302

Cash paid	$9,440	$2,065	$11,505	$103,810	$3,402	$107,212

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

Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party and internal valuations are finalized, certain tax aspects of the transaction are completed and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Goodwill and intangibles per the above table do not agree to the total gross increases of these assets as shown in Note 5, Goodwill and Intangibles, during each of the three months ended March 31, 2018 and 2017 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement. In addition, goodwill and intangibles increased during each of the three months ended March 31, 2018 and 2017 due to an immaterial tuck-in acquisition that does not appear in the above table.

The provisional amounts for Alpha originally reported in our Condensed Consolidated Balance Sheets included in our Quarterly Report on Form 10-Q for the period ended March 31, 2017 were adjusted during the measurement period to reflect the review and ongoing analysis of the fair value measurements. As a result of our continued evaluation during the measurement period, during the twelve months ended December 31, 2017, we increased goodwill by approximately $2.1 million, offset by a corresponding net reduction in various working capital accounts.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Estimates of acquired intangible assets related to the acquisitions are as follows for the three months ended March 31 (dollars in thousands):

	2018		2017
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$3,440	8	$28,401	8
Trademarks and trade names	1,695	15	15,496	15
Non-competition agreements	250	5	1,607	5
Backlog	—	—	13,600	1.5

Pro Forma Information

The unaudited pro forma information for the combined results of the Company has been prepared as if the 2018 acquisitions had taken place on January 1, 2017 and the 2017 acquisitions had taken place on January 1, 2016. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2017 and 2016, respectively, and the unaudited pro forma information does not purport to be indicative of future financial operating results (in thousands, except per share data):

	Unaudited pro forma for the three months ended March 31,
	2018	2017
Net revenue	$304,790	$275,530
Net income	6,457	7,436
Basic net income per share	0.20	0.24
Diluted net income per share	0.20	0.23

Unaudited pro forma net income reflects additional intangible asset amortization expense of $67 thousand and $0.7 million for the three months ended March 31, 2018 and 2017, respectively, as well as additional income tax expense of $23 thousand and $0.6 million for the three months ended March 31, 2018 and 2017, respectively, that would have been recorded had the 2018 acquisitions taken place on January 1, 2017 and the 2017 acquisitions taken place on January 1, 2016.

NOTE 15 –INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method as of March 31, 2018 and 2017 was 224 thousand and 97 thousand shares, respectively.

NOTE 16 – SUBSEQUENT EVENTS

On April 9, 2018, we acquired substantially all of the assets of H2H Blinds, LLC for total consideration of approximately $4.6 million, subject to a working capital adjustment. The initial accounting for the business combination was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Quarterly Report on Form 10-Q. As a result, disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in “Item 1. Financial Statements” of this Form 10-Q, as well as our 2017 Form 10-K.

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

The recently passed Tax Act has added additional momentum to the economic landscape surrounding our business. While there have been concerns about the impact of the new tax law on housing, initial analyses are suggesting that it is generally stimulative to the economy. In addition, preliminary concerns about the reduction of the mortgage interest deduction, deductibility of real estate taxes, state taxes and local taxes seem to be offset by overall optimistic momentum around economic stability and growth. We may adjust our strategies based on housing demand and our performance in each of our markets.

Q1 2018 Highlights

Despite inclement weather in certain of our markets for much of the first quarter, net revenue increased 18.0% or $46.1 million to $301.7 million, while gross profit increased 10.8% or $7.8 million, during the three months ended March 31, 2018 compared to 2017. The increase in net revenue and gross profit was primarily driven by our presence in strong housing markets, the contribution of our recent acquisitions and the diversity of installation services across our end markets and products. In addition, in the first quarter of 2018, we repurchased $24.6 million of our stock as part of our 2018 stock-repurchase plan effective March 2, 2018.

We believe there are several trends that should drive long-term growth in the housing market. These trends include an aging housing stock, population growth and household formation growth. These positive trends are reflected in Blue Chip Economic Indicators’ April 2018 consensus forecast, which projects housing starts to increase from approximately 1.2 million in 2017 to approximately 1.3 million in 2018. We expect that our net revenue, gross profit and operating income will benefit from this growth. While we are actively adjusting pricing with our customers, we have realized selling price increases at a slower rate than the increase in material costs. We have been successful negotiating better pricing with our customers and experienced solid price increase momentum during the month of March. As a result, we expect our selling prices to continue to improve during the second quarter, with improving margins to be in-line with historical trends. We do expect to experience higher material costs through the remainder of the year and will continue to work with our customers to adjust selling prices to offset these higher costs.

Sales performance

Net revenues increased $46.1 million, or 18.0%, to $301.7 million in the first quarter of 2018 compared to 2017, primarily driven by acquisitions, organic growth from our existing branches and increased selling prices. On a same branch basis, net revenue improved 11.3% from the prior year quarter, with approximately 7.3% of the increase attributable to growth in the number of completed jobs and 3.6%

attributable to price gains and more favorable customer and product mix. We also saw organic growth in our large commercial construction end market of 13.5%. Same branch new residential sales increased 11.3%, compared to growth in U.S. housing completions of 8.2%.

	Three months ended March 31,
	2018	2017
Same branch(1)	$284,465	$208,381
Acquired branch(2)	17,263	47,288

Total net revenue	$301,728	$255,669

(1)	Represents sales for branch locations owned for greater than 12 months as of the financial statement date.
(2)	Represents sales for branch locations owned for less than 12 months as of the financial statement date.

Cost of sales and gross profit

Gross profit for the three months ended March 31 was as follows (dollars in thousands):

	2018	Change	2017
Net revenues	$301,728	18.0%	$255,669
Cost of sales	221,752	20.8%	183,497

Gross profit	$79,976	10.8%	$72,172

Gross profit percentage	26.5%		28.2%

As a percentage of net revenue, gross profit decreased during the three months ended March 31, 2018 compared to 2017 attributable primarily to industry-wide material cost increases beginning in January of this year as well as the impacts of our financial wellness plan and stock compensation plan for installers. Of the 1.7% decrease in gross profit margin as a percentage of net revenue between 2018 and 2017, increases in material and labor costs accounted for 0.6% and 0.5%, respectively, with no other single factor contributing significantly to the decrease. Selling price increases began to take effect late in the first quarter of 2018 across many of our markets and product lines due to increased market pricing on insulation materials, which is expected to improve our costs of sales and gross margin as a percentage of sales going forward.

Operating expenses

Operating expenses for the three months ended March 31 were as follows (dollars in thousands):

	2018	Change	2017
Selling	$15,846	13.0%	$14,026
Percentage of total net revenue	5.3%		5.5%
Administrative	$44,203	12.6%	$39,261
Percentage of total net revenue	14.7%		15.4%
Amortization	$7,128	11.1%	$6,416
Percentage of total net revenue	2.4%		2.5%

Selling

The dollar increase in selling expenses for the three months ended March 31, 2018 was primarily driven by increased selling wages and commissions on an increased sales base. Selling expense decreased 0.2% as a percentage of sales primarily due to lower bad debt expense in the first quarter of 2018 compared to the first quarter of 2017.

Administrative

The increase in administrative expenses for the three months ended March 31, 2018 was primarily due to an increase in wages and benefits and facility costs attributable to both acquisitions and organic growth, which accounted for 9.9% and 1.9% of the total 12.6% increase on a dollar basis, respectively. Administrative expense decreased 0.7% as a percentage of sales primarily due to lower liability insurance expense in the first quarter of 2018 compared to the first quarter of 2017.

Other expense

Other expense net for the three months ended March 31 was as follows (in thousands):

	2018	Change	2017
Interest expense	$4,040	86.2%	$2,170
Other	122	-19.7%	152

Total other expense	$4,162	79.2%	$2,322

The year-over-year increase in interest expense was due to increased debt balances associated with our borrowings to support acquisition-related growth.

Income tax provision

Income tax provision and effective tax rates for the three months ended March 31 were as follows (dollars in thousands):

	2018	2017
Income tax provision	$2,243	$3,783
Effective tax rate	26.0%	37.3%

During the three months ended March 31, 2018, our tax rate was favorably impacted primarily by the effects of the Tax Act, which reduced the U.S federal corporate tax rate from 35% to 21%.

During the three months ended March 31, 2017, our tax rate was favorably impacted by deductions related to domestic production activities, usage of net operating losses for a tax filing entity which previously had a full valuation allowance and excess tax benefits from share-based compensation arrangements. This favorability was partially offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses.

Impacts of the Tax Act

Income tax expense decreased $1.5 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, of which approximately $1.0 million of the decrease was primarily due to the impact of the Tax Act, which reduced the U.S federal corporate tax rate from 35% to 21%. Potential future offsets to the lower federal corporate tax rate under the Tax Act include the impacts of the potential loss of the domestic production activities deduction as well as the loss of certain employee expense-related deductions.

The ultimate impact of the Tax Act may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued and actions we may take as a result of the Tax Act. We have recognized the provisional tax impacts of the Tax Act in our condensed consolidated financial statements for the year ended December 31, 2017 included within our 2017 Form 10-K. Based on a review of the guidance issued by the Internal Revenue Service in the first quarter of 2018, no adjustment to the provisional amount recorded in the condensed consolidated financial statements for the year ended December 31, 2017 was deemed necessary. We continue to assess new guidance and refine our computation of these provisional amounts and will complete our analysis within the one-year measurement period ending December 22, 2018.

KEY FACTORS AFFECTING OUR OPERATING RESULTS

Material costs

We purchase the materials that we install primarily from manufacturers. The industry supply of materials we install was disrupted due to a catastrophic failure at a manufacturer’s facility during the fourth quarter of 2017, resulting in insulation material allocation throughout the industry and, as a result, increased market pricing in 2018. Increased market pricing, regardless of the catalyst, could impact our results of operations, to the extent that price increases cannot be passed on to our customers. See Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Overview—Q1 2018 Highlights.

Liquidity and capital resources

Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and meet required principal and interest payments. Our capital resources primarily consist of cash from operations and borrowings under our credit agreement and capital equipment leases and loans. Our investments consist of highly liquid instruments primarily including corporate bonds and commercial paper. As of March 31, 2018, we had no outstanding borrowings under our ABL Revolver (as defined above).

Our acquisition of Alpha, which was completed on January 5, 2017, required us to commit significant resources to the acquisition and ongoing support of Alpha’s business. This acquisition was funded by drawing on the credit facility in existence at that time.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months as evidenced by our net positive cash flows from operations for the three months ended March 31, 2018 and 2017. At March 31, 2018, we were in compliance with all applicable covenants under our borrowing agreements.

The following table summarizes our liquidity (in thousands):

	As of March 31, 2018	As of December 31, 2017
Cash and cash equivalents	$19,906	$62,510
Short-term investments	28,798	30,053
ABL revolver facility	100,000	100,000
Less: outstanding letters of credit and cash-collateral	(28,522)	(17,902)

Total liquidity	$120,182	$174,661

Letters of Credit and Bonds

We may use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. In addition, we occasionally use letters of credit and cash to secure our performance under our general liability and workers’ compensation insurance programs. Permit and license bonds are typically issued for one year and are required by certain municipalities when we obtain licenses and permits to perform work in their jurisdictions. The following table summarizes our outstanding bonds, letters of credit and cash-collateral as of March 31, 2018 (in thousands):

2018
Performance bonds	$39,228
Insurance letters of credit and cash-collateral	28,522
Permit and license bonds	6,409

Total liquidity	$74,159

In January 2018, we posted $10.0 million into a trust to serve as additional collateral for our workers’ compensation and general liability policies. This $10.0 million can be converted to a letter of credit at our discretion and is therefore not considered to be restricted cash.

Historical cash flow information

Cash flows from operating activities

Net cash provided by operating activities was $6.1 million and $15.7 million for the three months ended March 31, 2018 and 2017, respectively. Generally, the primary driver of our cash flow from operations is operating income adjusted for certain non-cash items, offset by cash payments for taxes and interest on our outstanding debt. Our cash flows from operations can be impacted by the timing of our cash collections on sales and collection of retainage amounts. In addition, cash flows are seasonally stronger in the third and fourth quarters as a result of increased construction activity.

Cash flows from investing activities

Business Combinations. During the three months ended March 31, 2018 and 2017, we made cash payments, net of cash acquired, of $11.5 million and $106.9 million, respectively, on business combinations. Our acquisition of Alpha in January 2017 required an investing cash outlay of $103.8 million.

Capital Expenditures. Total cash paid for property and equipment was $10.2 million and $7.8 million for the three months ended March 31, 2018 and 2017, respectively, and was primarily related to purchases of vehicles and various equipment to support our growing operations. We expect to continue to support any increases in 2018 net revenue through further capital expenditures.

Other. During the three months ended March 31, 2018, we invested $17.8 million in short-term investments consisting primarily of corporate bonds and commercial paper and had $19.0 million in short-term investments that matured during the quarter. We had no short-term investments during the three months ended March 31, 2017.

Cash flows from financing activities

We utilize our credit facilities to support our operations and continuing acquisitions as well as to finance our fleet expansion. During the three months ended March 31, 2018 and 2017, we had cash inflows from our credit facilities, net of payments on these instruments and other long-term debt, amounting to $0.7 million and $113.5 million, respectively, to support those initiatives. In addition, we made $1.6 million and $1.9 million in principal payments on our capital leases during the three months ended March 31, 2018 and 2017, respectively. We incurred $1.7 million and $1.2 million of acquisition-related obligations during the three months ended March 31, 2018 and 2017, respectively. Lastly, we repurchased approximately 413 thousand shares of our common stock for $24.6 million during the three months ended March 31, 2018, as part of our 2018 stock repurchase plan. See Note 9, Stockholders’ Equity for more information surrounding our stock repurchase plan.

Capped Call Agreement

Certain of our stockholders entered into a capped call agreement with the underwriters of the secondary offering of our common stock completed on June 17, 2014. This agreement provided these stockholders with an option to call from the underwriters a total of approximately 1.0 million shares of our common stock at a capped price, with settlement required to be made in cash. During 2016, these stockholders exercised the call option with respect to approximately 0.7 million of the shares. In addition, in the fourth quarter of 2016, these stockholders simultaneously cancelled the remaining portion of the call option and purchased a new call option from the underwriters. This new capped call agreement provided these stockholders with the option to call from the underwriters a total of approximately 0.4 million shares of our common stock at a capped price. The option was exercised on April 16, 2018 and was settled in cash. The capped call agreement is between these stockholders and the underwriters and does not represent compensation to the stockholders for services rendered to us. The price paid for the option represents the fair value of that transaction and we are not a party to the agreement. Accordingly, we have not recorded any expense related to this transaction.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2018 we changed certain of our critical accounting policies and estimates, from those previously disclosed in our 2017 Form 10-K, in relation to our revenue recognition, cash flow classification for certain of our cash flows and our hedge accounting, as a result of the adoption of new accounting standards on January 1, 2018.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 and related subsequently issued amendments set forth a new revenue recognition model that requires identifying the contract(s) with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations and recognizing the revenue upon satisfaction of performance obligations. In July 2015, the FASB voted to defer the application of the provisions of this standard for public companies until annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. On January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers and all the related amendments using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Our results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

We recorded a $2.9 million increase to opening retained earnings, net of tax, on January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the change in accounting for certain of our short-term contracts that were previously accounted for on a point-in-time basis, whereas, under ASC 606, we now recognize revenue associated with these contracts over time as service is performed and the transfer of control occurs, based on a percentage-of-completion method using input methods as a measure of progress. The impact to our fiscal quarter-ended March 31, 2018 net income, as a result of adopting Topic 606 on January 1, 2018 was a $0.3 million increase.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This ASU better aligns a company’s risk management activities and financial reporting for hedging relationships and makes certain improvements to simplify the application of hedge accounting guidance. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. We elected to early adopt this ASU as of January 1, 2018, and as such recognized a $0.1 million reduction to our opening retained earnings as of January 1, 2018 and an offsetting increase to our accumulated other comprehensive income, in order to derecognize the cash flow hedge ineffectiveness previously recorded in net income in the fourth quarter of 2017. Beginning January 1, 2018 we will no longer measure or recognize hedge ineffectiveness in net income for cash flow hedges deemed to be effective at inception and will recognize all changes in fair value of the related hedge in accumulated other comprehensive income.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market, our financial and business model, our ability to increase selling prices, demand for our services and product offerings, expansion of our national footprint and diversification, our ability to capitalize on the new home and commercial construction recovery, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability and expectations for demand for our services and our earnings in 2018. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, the factors discussed in the “Risk Factors” section of our 2017 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risk since December 31, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1. Financial Statements, Note 13, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.

Item 1A.	Risk Factors

There have been no material changes for the three months ended March 31, 2018 from the risk factors as disclosed in our 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
January 1 - 31, 2018	—	$—	—	—
February 1 - 28, 2018	—	—	—	—
March 1 - 31, 2018	413,642	59.68	412,717	$25.4 million

	413,642	$59.68	412,717	$25.4 million

The following table shows the stock repurchase activity for the three months ended March 31, 2018:

(1)	Includes 925 shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 9,560 shares of restricted stock awarded under our 2014 Omnibus Incentive Plan.

(2)	On February 28, 2018, we announced that our Board of Directors authorized a $50 million stock repurchase program effective March 2, 2018 through February 28, 2019, unless extended by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

There have been no material defaults in senior securities.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On May 2, 2018, the Board of Directors approved an annual grant of restricted stock under the 2014 Omnibus Incentive Plan for non-employee directors. The grant date is May 31, 2018, the date of our 2018 Annual Meeting of Stockholders, and the grant will have a fair market value of $60 thousand per director. This restricted stock will vest on the date of the regular annual meeting of stockholders in 2019, subject to the continued service as members of our Board from the grant date through the vesting date.

Item 6.	Exhibits

(a)(3) Exhibits

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1*	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 (a)	Financial statements in XBRL Format

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2018

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer