Form 10-Q
period 2018-06-30
Installed Building Products, Inc.
filed 2018-08-03
CIK 1580905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

On July 27, 2018 the registrant had 31,606,349 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$139,746	$62,510
Investments	20,312	30,053
Accounts receivable (less allowance for doubtful accounts of $4,711 and $4,805 at June 30, 2018 and December 31, 2017, respectively)	202,150	180,725
Inventories	48,574	48,346
Other current assets	40,838	33,308

Total current assets	451,620	354,942
Property and equipment, net	85,048	81,075
Non-current assets
Goodwill	163,023	155,466
Intangibles, net	134,233	137,991
Other non-current assets	11,246	9,272

Total non-current assets	308,502	302,729

Total assets	$845,170	$738,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$20,083	$16,650
Current maturities of capital lease obligations	5,143	5,666
Accounts payable	87,299	87,425
Accrued compensation	22,117	25,399
Other current liabilities	26,802	24,666

Total current liabilities	161,444	159,806
Long-term debt	433,324	330,927
Capital lease obligations, less current maturities	4,752	6,479
Deferred income taxes	7,667	6,444
Other long-term liabilities	22,920	24,562

Total liabilities	630,107	528,218
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common Stock; $0.01 par value: 100,000,000 authorized, 32,723,972 and 32,524,934 issued and 31,606,349 and 31,862,146 shares outstanding at June 30, 2018 and December 31, 2017, respectively	327	325
Additional paid in capital	178,266	174,043
Retained earnings	73,919	48,434
Treasury Stock; at cost: 1,117,623 and 662,788 shares at June 30, 2018 and December 31, 2017, respectively	(39,703)	(12,781)
Accumulated other comprehensive income	2,254	507

Total stockholders’ equity	215,063	210,528

Total liabilities and stockholders’ equity	$845,170	$738,746

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net revenue	$332,584	$282,196	$634,312	$537,865
Cost of sales	236,941	197,268	458,693	380,765

Gross profit	95,643	84,928	175,619	157,100
Operating expenses
Selling	16,020	13,650	31,866	27,676
Administrative	44,971	41,761	89,174	81,022
Amortization	7,322	6,550	14,450	12,966

Operating income	27,330	22,967	40,129	35,436
Other expense
Interest expense, net	5,691	4,865	9,731	7,035
Other	163	131	285	283

Income before income taxes	21,476	17,971	30,113	28,118
Income tax provision	5,161	5,998	7,404	9,781

Net income	$16,315	$11,973	$22,709	$18,337

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedge, net of tax (provision) benefit of ($159) and $50 for the three months ended June 30, 2018 and 2017, respectively, and ($545) and $50 for the six months ended June 30, 2018 and 2017, respectively	475	(77)	1,635	(77)

Comprehensive income	$16,790	$11,896	$24,344	$18,260

Basic and diluted net income per share	$0.52	$0.38	$0.72	$0.58

Weighted average shares outstanding:
Basic	31,345,390	31,646,460	31,447,067	31,618,624
Diluted	31,452,583	31,709,554	31,612,581	31,698,460

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

			Additional Paid In Capital				Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Common Stock			Retained	Treasury Stock
	Shares	Amount		Earnings	Shares	Amount
BALANCE - January 1, 2017	32,135,176	$321	$158,581	$7,294	(650,402)	$(12,219)	$—	$153,977

Net Income				18,337				18,337
Issuance of Common Stock for Acquisition	282,577	3	10,856					10,859
Issuance of Common Stock Awards to Employees	101,241	1	(1)					—
Surrender of Common Stock Awards by Employees					(11,587)	(550)		(550)
Share-Based Compensation Expense			2,270					2,270
Share-Based Compensation Issued to Directors	5,940		300					300
Other Comprehensive Loss, Net of Tax							(77)	(77)

BALANCE - June 30, 2017	32,524,934	$325	$172,006	$25,631	(661,989)	$(12,769)	$(77)	$185,116

	Common Stock		Additional Paid In Capital	Retained Earnings			Accumulated Other Comprehensive Income	Stockholders’ Equity
					Treasury Stock
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2018	32,524,934	$325	$174,043	$48,434	(662,788)	$(12,781)	$507	$210,528

Net Income				22,709				22,709
Cumulative Effect of Accounting Changes, Net of Tax				2,776			112	2,888
Issuance of Common Stock Awards to Employees	194,093	2	(2)					—
Surrender of Common Stock Awards by Employees					(42,118)	(2,282)		(2,282)
Share-Based Compensation Expense			4,200					4,200
Share-Based Compensation Issued to Directors	4,945		25					25
Common Stock Repurchase					(412,717)	(24,640)		(24,640)
Other Comprehensive Income, Net of Tax							1,635	1,635

BALANCE - June 30, 2018	32,723,972	$327	$178,266	$73,919	(1,117,623)	$(39,703)	$2,254	$215,063

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$22,709	$18,337
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	16,231	13,482
Amortization of intangibles	14,450	12,966
Amortization of deferred financing costs and debt discount	601	424
Provision for doubtful accounts	1,108	1,807
Write-off of debt issuance costs	1,114	1,201
Gain on sale of property and equipment	(227)	(190)
Noncash stock compensation	4,196	2,570
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(20,192)	(17,421)
Inventories	(3,995)	342
Other assets	(3,739)	(1,263)
Accounts payable	304	(2,043)
Income taxes payable/receivable	5,187	(4,102)
Other liabilities	(4,622)	2,316

Net cash provided by operating activities	33,125	28,426

Cash flows from investing activities
Purchases of investments	(17,782)	(25,328)
Maturities of short term investments	27,500	—
Purchases of property and equipment	(18,478)	(14,681)
Acquisitions of businesses, net of cash acquired of $0 and $247, respectively	(18,626)	(116,883)
Proceeds from sale of property and equipment	557	451
Other	(1,540)	(1,532)

Net cash used in investing activities	(28,369)	(157,973)

Cash flows from financing activities
Proceeds from term loan under credit agreement applicable to respective period (Note 6)	100,000	300,000
Payments on term loan under credit agreement applicable to respective period (Note 6)	(750)	(96,250)
Proceeds from delayed draw term loan under credit agreement applicable to respective period (Note 6)	—	112,500
Payments on delayed draw term loan under credit agreement applicable to respective period (Note 6)	—	(125,000)
Proceeds from vehicle and equipment notes payable	14,271	9,317
Debt issuance costs	(1,933)	(7,940)
Principal payments on long-term debt	(6,863)	(4,915)
Principal payments on capital lease obligations	(3,028)	(3,738)
Acquisition-related obligations	(2,295)	(1,669)
Repurchase of common stock	(24,640)	—
Surrender of common stock awards by employees	(2,282)	(550)

Net cash provided by financing activities	72,480	181,755

Net change in cash and cash equivalents	77,236	52,208
Cash and cash equivalents at beginning of period	62,510	14,482

Cash and cash equivalents at end of period	$139,746	$66,690

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$8,349	$5,634
Income taxes, net of refunds	1,906	13,401
Supplemental disclosure of noncash investing and financing activities
Common stock issued for acquisition of business	—	10,859
Vehicles capitalized under capital leases and related lease obligations	814	2,519
Seller obligations in connection with acquisition of businesses	3,801	3,025
Unpaid purchases of property and equipment included in accounts payable	1,027	658

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

The information furnished in the Condensed Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) have been omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to prevent the information presented from being misleading when read in conjunction with our audited consolidated financial statements and the notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”), as filed with the SEC on February 28, 2018. The December 31, 2017 condensed consolidated balance sheet data herein was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.

Our interim operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected in future operating quarters. See Item 1A, Risk Factors, in our 2017 Form 10-K for additional information regarding risk factors that may impact our results.

Note 2 to the audited consolidated financial statements in our 2017 Form 10-K describes the significant accounting policies and estimates used in preparation of the audited consolidated financial statements. There have been no changes to our significant accounting policies during the three or six months ended June 30, 2018 except in the area of our revenue recognition, as a result of the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and related subsequently issued amendments, effective January 1, 2018. Our revenue recognition accounting policy is described in Note 3, Revenue Recognition.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recently Adopted Accounting Pronouncements

Standard	Adoption
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)	ASC 606 sets forth a new revenue recognition model that requires identifying the contract(s) with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations and recognizing the revenue upon satisfaction of performance obligations. We adopted the provisions of ASU 2014-09 and related subsequently-issued amendments beginning on January 1, 2018 using the modified retrospective approach and, as such, recognized a $2.9 million cumulative effect, net of tax, of initially applying the standard as an increase to the opening balance of retained earnings on January 1, 2018. See Note 3, Revenue Recognition, for further information regarding our revenue recognition policies.

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to accounting for Hedging Activities	ASU 2017-12 better aligns a company’s risk management activities and financial reporting for hedging relationships and makes certain improvements to simplify the application of hedge accounting guidance. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. We elected to early adopt this ASU effective January 1, 2018 and, as such, recognized a $0.1 million adjustment to our opening retained earnings and accumulated other comprehensive income as of January 1, 2018 to reclassify the cash flow hedge ineffectiveness previously recorded in net income in the fourth quarter of 2017 to accumulated other comprehensive income.

ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118	In March 2018, the Financial Accounting Standards Board issued ASU 2018-05, which became effective immediately. ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). See Note 11, Income Taxes, for additional information regarding the adoption of ASU 2018-05.

Recently Issued Accounting Pronouncements Not Yet Adopted

We are currently evaluating the impact of certain ASUs on our Condensed Consolidated Financial Statements or Notes to Consolidated Financial Statements, which are described below:

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2016-02, Leases (Topic 842)	This pronouncement and related subsequently-issued amendments change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASC 842 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.	Annual periods beginning after December 15, 2018, including interim periods therein. Early adoption is permitted.	We are currently in the process of completing the design phase of our implementation of this standard and will begin implementation in the 3rd quarter of 2018. To date, we have identified the system we will utilize to track related data, selected a vendor and are in the final stages of testing the system. We expect the adoption of this standard will have a significant impact on our Condensed Consolidated Balance Sheets. Additionally, we are evaluating our existing processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements. We will adopt these standards effective January 1, 2019.

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)	This pronouncement amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In addition, these amendments require the measurement of all expected credit losses for financial assets, including trade accounts receivable, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.	Annual periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted.	We are currently evaluating whether this ASU will have a material impact on our consolidated financial statements.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Revenue Recognition

Our revenues are derived primarily through contracts with customers whereby we install insulation and other complementary building products and are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We recognize revenue using the percentage-of-completion method of accounting, utilizing a cost-to-cost input approach as we believe this represents the best measure of when goods and services are transferred to the customer. An insignificant portion of our sales, primarily retail sales, is accounted for on a point-in-time basis when the sale occurs, adjusted accordingly for any return provisions. We do offer assurance-type warranties on certain of our installed products and services that do not represent a separate performance obligation and, as such, do not impact the timing or extent of revenue recognition.

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

Our long-term contracts can be subject to modification to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Most of our contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

construction industry, as it allows for customers to ensure the quality of the service performed prior to full payment. Retainage receivables are classified as current or long-term assets based on the expected time to project completion.

We disaggregate our revenue from contracts with customers by end market and product, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenues disaggregated by end market and product (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2018		2017(1)		2018		2017(1)
Residential new construction	$257,904	77%	$216,866	77%	$487,546	77%	$409,388	76%
Repair and remodel	21,873	7%	18,006	6%	42,345	7%	34,875	7%
Commercial	52,807	16%	47,324	17%	104,421	16%	93,602	17%

Net revenues	$332,584	100%	$282,196	100%	$634,312	100%	$537,865	100%

	Three months ended June 30,				Six months ended June 30,
	2018		2017(1)		2018		2017(1)
Insulation	$218,493	66%	$189,967	67%	$420,768	67%	$365,590	68%
Waterproofing	24,892	7%	22,119	8%	47,498	7%	43,124	8%
Shower doors, shelving and mirrors	22,773	7%	18,373	6%	43,032	7%	31,258	6%
Garage doors	19,326	6%	15,176	5%	34,792	5%	29,464	5%
Rain gutters	10,608	3%	10,188	4%	19,266	3%	18,630	3%
Blinds	8,079	2%	1,890	1%	13,385	2%	3,274	1%
Other building products	28,413	9%	24,483	9%	55,571	9%	46,525	9%

Net revenues	$332,584	100%	$282,196	100%	$634,312	100%	$537,865	100%

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

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

Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Contract assets	$18,132	$6,182
Contract liabilities	(6,900)	(4,376)

The increase in contract assets as of June 30, 2018 compared to December 31, 2017 is primarily a result of the adoption of ASC 606 on January 1, 2018, which increased the unbilled receivable balance included in other current assets.

Uncompleted contracts were as follows (in thousands):

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30,	Deember 31,
	2018	2017
Costs incurred on uncompleted contracts	$109,643	$79,235
Estimated earnings	57,995	44,035

Total	167,638	123,270

Less: Billings to date	153,687	121,464

Net under (over) billings	$13,951	$1,806

Net under (over) billings were as follows (in thousands):

	June 30, 2018	December 31, 2017
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$18,132	$6,182
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(4,181)	(4,376)

Net under (over) billings	$13,951	$1,806

During the three and six months ended June 30, 2018, we recognized $0.6 and $6.9 million of revenue, respectively, that was included in the contract liability balance at December 31, 2017. We did not recognize any impairment losses on our receivables and contract assets during the three and six months ended June 30, 2018.

Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $83.8 million. We expect to recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

Practical Expedients and Exemptions

We generally expense sales commissions and other incremental costs of obtaining a contract when incurred because the amortization period is usually one year or less. Sales commissions are recorded within selling expenses within the Condensed Consolidated Statements of Operations and Comprehensive Income.

NOTE 4 – INVESTMENTS

Cash and cash equivalents includes investments in money market funds that are valued based on the net asset value of the funds. The cash equivalents consist primarily of money market funds that are Level 1 measurements. The investments in these funds were $123.0 million and $55.6 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, approximately $100.0 million of the $123.0 million in investments in money market funds stems from an additional $100.0 million in loan proceeds received in connection with our term loan amendment that took place on June 19, 2018. See Note 6, Long-Term Debt, for additional information.

All other investments are classified as held-to-maturity and consist of highly liquid instruments, primarily including corporate bonds and commercial paper. As of June 30, 2018 and December 31, 2017, the

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

amortized cost of these investments equaled the net carrying value, which was $20.3 million and $30.1 million, respectively. All held-to-maturity securities as of June 30, 2018 mature in one year or less. See Note 7, Fair Value Measurements, for additional information.

NOTE 5 – GOODWILL AND INTANGIBLES

Goodwill

The change in carrying amount of goodwill was as follows (in thousands):

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)
January 1, 2018	$225,470	$(70,004)	$155,466
Business Combinations	7,086	—	7,086
Other	471	—	471

June 30, 2018	$233,027	$(70,004)	$163,023

Other changes included in the above table represent minor adjustments for the allocation of certain acquisitions still under measurement and one immaterial acquisition completed during the six months ended June 30, 2018.

We test goodwill for impairment annually during the fourth quarter of our fiscal year or earlier if there is an impairment indicator. No impairment was recognized during either of the six month periods ended June 30, 2018 or 2017.

Intangibles, net

The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in thousands):

	As of June 30, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$127,900	$45,211	$82,689	$121,015	$38,651	$82,364
Covenants not-to-compete	12,715	6,120	6,595	11,807	4,773	7,034
Trademarks and trade names	61,068	16,119	44,949	58,136	14,076	44,060
Backlog	13,600	13,600	—	13,600	9,067	4,533

	$215,283	$81,050	$134,233	$204,558	$66,567	$137,991

The gross carrying amount of intangibles increased approximately $10.7 million during the six months ended June 30, 2018 primarily due to business combinations. See Note 14, Business Combinations, for more information. Remaining estimated aggregate annual amortization expense is as follows (amounts, in thousands, are for the fiscal year ended):

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Remainder of 2018	10,084
2019	19,685
2020	18,893
2021	17,850
2022	16,932
Thereafter	50,789

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2018	2017
Term loan, net of unamortized debt issuance costs of $5,213 and $5,146, respectively	$392,537	$293,354
Vehicle and equipment notes, maturing June 2023; payable in various monthly installments, including interest rates ranging from 2.5% to 4.6%	57,603	50,357
Various notes payable, maturing through March 2025; payable in various monthly installments, including interest rates ranging from 4% to 5%	3,267	3,866

	453,407	347,577
Less: current maturities	(20,083)	(16,650)

Long-term debt, less current maturities	$433,324	$330,927

On April 13, 2017, we entered into, and subsequently amended on November 30, 2017, a term loan credit agreement (the “Term Loan Agreement”) which provided for a seven-year $300.0 million term loan facility (the “Term Loan”) and an asset-based lending credit agreement (the “ABL Credit Agreement”) which provided for up to approximately $100.0 million with a sublimit up to $50.0 million for the issuance of letters of credit (the “ABL Revolver”), which may be reduced or increased pursuant to the ABL Credit Agreement.

On June 19, 2018, we entered into a second amendment to the Term Loan Agreement (the “Term Loan Second Amendment”) to (i) extend the maturity date from April 15, 2024 to April 15, 2025 and (ii) increase the aggregate principal amount of the facility from $297.8 million to $397.8 million. In conjunction with the Term Loan Second Amendment, we wrote off fees of $1.1 million. All other provisions of the Term Loan Agreement were unchanged.

Also on June 19, 2018, we entered into a third amendment to the ABL Credit Agreement (the “ABL Third Amendment”) to (i) extend the maturity date from April 13, 2022 to June 19, 2023, (ii) increase the aggregate revolving loan commitments from $100.0 million to $150.0 million and (iii) provide enhanced borrowing availability against certain types of accounts receivable.

NOTE 7 – FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. During the periods presented, there were no transfers between fair value hierarchical levels.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During each of the three and six months ended June 30, 2018 and 2017, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.

Estimated Fair Value of Financial Instruments

Accounts receivable, accounts payable and accrued liabilities as of June 30, 2018 and December 31, 2017 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of our long-term debt, including the Term Loan and ABL Revolver as of June 30, 2018 and December 31, 2017, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of the obligations associated with our capital leases and vehicle and equipment notes approximate fair value as of June 30, 2018 and December 31, 2017. All debt classifications represent Level 2 fair value measurements. Market risk associated with our long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

Derivative financial instruments are measured at fair value based on observable market information and appropriate valuation methods. Contingent consideration liabilities arise from future earnout payments to the sellers associated with certain acquisitions and are based on predetermined calculations of certain future results. These future payments are estimated by considering various factors including business risk and projections. The contingent consideration liabilities are measured at fair value by discounting estimated future payments to their net present value using the appropriate weighted average cost of capital (WACC). The fair values of financial assets and liabilities that are recorded at fair value in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	As of June 30, 2018				As of December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$123,027	$123,027	$—	$—	$55,634	$55,634	$—	$—
Derivative financial instruments	3,003	—	3,003	—	618	—	618	—

Total financial assets	$126,030	$123,027	$3,003	$—	$56,252	$55,634	$618	$—

Financial liabilities:
Contingent consideration	$4,485	$—	$—	$4,485	$1,834	$—	$—	$1,834

The change in fair value of the contingent consideration was as follows (in thousands):

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contingent consideration liability - January 1, 2018	$1,834
Preliminary purchase price	3,360
Fair value adjustments	(544)
Accretion in value	235
Amounts paid to sellers	(400)

Contingent consideration liability - June 30, 2018	$4,485

The accretion in value of contingent consideration liabilities is included within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income.

The carrying values and associated fair values of financial assets and liabilities that are not recorded at fair value in the Condensed Consolidated Balance Sheets and not described above include investments which represent a Level 2 fair value measurement and are as follows (in thousands):

	As of June 30, 2018		As of December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Investments	$20,312	$20,294	$30,053	$30,038

See Note 4, Investments, for more information on cash equivalents and investments included in the table above. Also see Note 8, Derivatives and Hedging Activities, for more information on derivative financial instruments.

NOTE 8 – DERIVATIVES AND HEDGING ACTIVITIES

Cash Flow Hedges of Interest Rate Risk

Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the first six months of 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2018 and December 31, 2017, we had two interest rate swaps with a beginning notional of $100.0 million that amortize quarterly to $95.3 million at a maturity date of May 31, 2022.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffectiveness arising during the period, as a result of a change to the hedge or the item(s) being hedged, is recognized directly in earnings. We had no such changes during the six months ended June 30, 2018.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt. Over the next twelve months, we estimate that an additional $0.5 million will be reclassified as a decrease to interest expense, net.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Additionally, we do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of June 30, 2018, the Company has not posted any collateral related to these agreements.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

As of June 30, 2018, we had $2.3 million in accumulated other comprehensive income on our Condensed Consolidated Balance Sheet, which represents the effective portion of the unrealized gain on our derivative instruments. For additional information, see Note 8, Derivatives and Hedging Activities.

On February 28, 2018, we announced that our Board of Directors authorized a $50 million stock repurchase program effective March 2, 2018 through February 28, 2019, unless extended by the Board of Directors. During the six months ended June 30, 2018, we repurchased approximately 413 thousand shares of our common stock for an aggregate purchase price of approximately $24.6 million or $59.70 average price per share as part of our 2018 stock repurchase plan. The effect of these treasury shares reducing the number of common shares outstanding is reflected in our earnings per share calculation.

NOTE 10 – EMPLOYEE BENEFITS

Healthcare

Our healthcare benefit expense (net of employee contributions) for all plans was approximately $4.4 million and $4.3 million for the three months ended June 30, 2018 and 2017, respectively, and $8.8 million and $8.3 million for the six months ended June 30, 2018 and 2017, respectively. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $2.1 million and $1.8 million as of June 30, 2018 and December 31, 2017, respectively.

Workers’ Compensation

Workers’ compensation expense totaled $1.5 million and $2.6 million for the three months ended June 30, 2018 and 2017, respectively, and $5.3 million and $6.7 million for the six months ended June 30, 2018 and 2017, respectively. Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Included in other current liabilities	$6,066	$5,899
Included in other long-term liabilities	8,018	8,721

	$14,084	$14,620

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We also had an insurance receivable for claims that exceeded the stop loss limit included on the Condensed Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	June 30,	December 31,
	2018	2017
Included in other non-current assets	$1,894	$1,826

Retirement Plans

We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. During each of the three months ended June 30, 2018 and 2017, we recognized 401(k) plan expenses of $0.5 million, and we recognized $0.9 million for each of the six months ended June 30, 2018 and 2017, respectively. These expenses are included in administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

Share-Based Compensation

Common Stock Awards

During the six months ended June 30, 2018 and 2017, we granted approximately five thousand and six thousand shares of our common stock on June 1, respectively, under our 2014 Omnibus Incentive Plan to non-employee members of our Board of Directors. The stock issued to the Board of Directors on June 1, 2017 vested immediately, whereas the stock issued on June 1, 2018 will vest over a one year service term. Accordingly, for the three and six months ended June 30, 2017, we recorded approximately $0.3 million in compensation expense within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income at the time of the grant, while twenty-five thousand dollars of compensation expense was recorded during the three and six months ending June 30, 2018.

In addition, during the three and six months ended June 30, 2018 and 2017, we granted approximately 0.1 million shares of our common stock under our 2014 Omnibus Incentive Plan to our employees. The shares granted during the three and six months ended June 30, 2018 and 2017 vest in three equal installments (rounded to the nearest whole share) annually on April 20 through 2021.

During the six months ended June 30, 2018 and 2017, our employees surrendered approximately forty-one thousand shares and ten thousand shares, respectively, of our common stock to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2014 Omnibus Incentive Plan. Share-based compensation expense associated with non-performance-based awards issued to employees was $1.0 million and $1.9 million for the three and six months ended June 30, 2018, respectively, and $0.7 million and $1.1 million for the three and six months ended June 30, 2017, respectively. We recognized excess tax benefits of $0.4 million and $0.5 million within the income tax provision in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2018, respectively, and $0.5 million and $0.6 million for the three and six months ended June 30, 2017, respectively.

As of June 30, 2018, we had $7.2 million of unrecognized compensation expense related to these nonvested common stock awards issued to the Board of Directors and our employees. This expense is

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 2.1 years. Shares forfeited are returned as treasury shares and available for future issuances. See the table below for changes in shares and related weighted average fair market value per share.

Employees – Performance-Based Stock Awards

During the six months ended June 30, 2018, we granted under our 2014 Omnibus Incentive Plan approximately 0.1 million shares of our common stock to certain officers, which vest in two equal installments on each of April 20, 2019 and April 20, 2020. These shares were issued in connection with the performance-based targets established in 2017. In addition, during the six months ended June 30, 2018, we established, and our Board of Directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2019 contingent upon achievement of these 2018 targets. Share-based compensation expense associated with these performance-based awards was $0.6 million and $1.0 million for the three and six months ended June 30, 2018, respectively, and $0.3 million and $0.4 million for the three and six months ended June 30, 2017, respectively.

As of June 30, 2018, we had $4.2 million of unrecognized compensation expense related to nonvested performance-based common stock units. This expense is subject to future adjustments for forfeitures and is expected to be recognized over the remaining weighted-average period of 2.0 years using the graded-vesting method. See the table below for changes in shares and related weighted average fair market value per share.

Employees – Performance-Based Restricted Stock Units

During the six months ended June 30, 2017, we established, and our Board of Directors approved, performance-based restricted stock units in connection with common stock awards which we issued to certain employees during the six months ended June 30, 2018. In addition, during the six months ended June 30, 2018, we established, and our Board of Directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2019 based upon achievement of a performance target. Share-based compensation expense associated with these performance-based awards was $0.3 million and $1.2 million for the three and six months ended June 30, 2018, respectively, and $0.8 million for both the three and six months ended June 30, 2017, respectively. All restricted stock units are accounted for as equity-based awards that are settled with a fixed number of common shares.

As of June 30, 2018, we had $0.6 million of unrecognized compensation expense related to nonvested performance-based common stock units. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 0.8 years. See the table below for changes in shares and related weighted average fair market value per share.

Share-Based Compensation Summary

Amounts for each category of equity-based award for employees as of December 31, 2017 and changes during the six months ended June 30, 2018 were as follows:

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

			Performance-Based Stock		Performance-Based Restricted
	Common Stock Awards		Awards		Stock Units
		Weighted		Weighted		Weighted
		Average Fair		Average Fair		Average Fair
		Market Value		Market Value		Market Value
	Awards	Per Share	Awards	Per Share	Units	Per Share
Nonvested awards/units at December 31, 2017	202,331	$39.09	77,254	$41.00	72,000	$52.16
Granted	65,112	57.51	52,892	65.60	14,072	55.92
Vested	(90,952)	36.10	—	—	(71,120)	52.15
Forfeited/Cancelled	(1,329)	44.82	(14,448)	41.00	(1,464)	52.94

Nonvested awards/units at June 30, 2018	175,162	$47.45	115,698	$52.25	13,488	$56.05

During the three and six months ended June 30, 2018 and 2017, we recorded the following stock compensation expense, by income statement category (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Cost of sales	$180	$—	$655	$—
Selling	89	—	372	—
Administrative	1,687	2,090	3,169	2,570

	$1,956	$2,090	$4,196	$2,570

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

During the three and six months ended June 30, 2018, our effective tax rate was 24.0% and 24.6%, respectively. This rate was favorably impacted primarily by the enactment of Pub.L. 115–97, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (the “Tax Act”). The Tax Act reduced the U.S federal corporate tax rate from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. Pursuant to ASU 2018-05 and Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the Securities and Exchange Commission, a company is expected to record a provisional amount when it does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of the Tax Act, but a reasonable estimate can be determined. A provisional amount is not required to be recorded if a reasonable estimate cannot be determined.

We have recognized the provisional tax impacts of the Tax Act in our consolidated financial statements for the year ended December 31, 2017 included within our 2017 Form 10-K. Based on a review of the guidance issued by the Internal Revenue Service in the first and second quarters of 2018, no adjustment to the provisional amount recorded in the Condensed Consolidated Financial Statements for the year ended December 31, 2017 was deemed necessary. We continue to assess new guidance and refine our

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

computation of these provisional amounts and will complete our analysis within the one-year measurement period ending December 22, 2018.

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

For the three and six months ended June 30, 2018 and 2017, the amount of sales to related parties as well as the purchases from and rent expense paid to related parties were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Sales	$3,209	$2,386	$6,102	$4,722
Purchases	472	308	835	599
Rent	291	289	572	585

As of June 30, 2018 and December 31, 2017, we had related party balances of approximately $2.3 million and $2.0 million, respectively, included in accounts receivable on our Condensed Consolidated Balance Sheets. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer is a member of our Board of Directors, accounted for $1.2 million and $1.0 million of these balances as of each of June 30, 2018 and December 31, 2017, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Accrued General Liability

Accrued general insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Included in other current liabilities	$2,105	$2,033
Included in other long-term liabilities	7,165	7,073

	$9,270	$9,106

We also had insurance receivables and an indemnification asset, totaling $2.8 million, included in other non-current assets on the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 that, in aggregate, offset an equal liability included within the reserve amounts noted above.

Leases

We are obligated under capital leases covering vehicles and certain equipment. The vehicle and equipment leases generally have initial terms ranging from four to six years. Total gross assets relating to

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

capital leases were approximately $61.6 million and $63.4 million as of June 30, 2018 and December 31, 2017, respectively, and a total of approximately $31.3 million and $26.8 million were fully depreciated as of June 30, 2018 and December 31, 2017, respectively. The net book value of assets under capital leases was approximately $10.8 million and $13.0 million as of June 30, 2018 and December 31, 2017, respectively. Amortization of assets held under capital leases is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.

We also have several noncancellable operating leases, primarily for buildings, improvements, equipment and certain vehicles. These leases generally contain renewal options for periods ranging from one to five years and require us to pay all executory costs such as property taxes, maintenance and insurance.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) with related parties as of June 30, 2018 are as follows (in thousands):

Remainder of 2018	$577
2019	1,228
2020	1,255
2021	1,131
2022	1,052
Thereafter	51

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

During the six months ended June 30, 2018, we entered into an agreement with one of our suppliers to purchase a portion of the insulation materials we utilize across our business. This agreement is effective January 1, 2019 through December 31, 2021 with a purchase obligation of $25.8 million for 2019, $20.8 million for 2020 and $14.6 million for 2021.

NOTE 14 – BUSINESS COMBINATIONS

As part of our ongoing strategy to expand geographically and increase market share in certain markets, we completed five business combinations and one insignificant tuck-in acquisition merged into existing operations during the six months ended June 30, 2018 and four business combinations and two insignificant tuck-in acquisitions merged into existing operations during the six months ended June 30, 2017, respectively, in which we acquired 100% of the ownership interests in each.

The largest of these acquisitions were Custom Overhead Door, LLC dba Custom Door & Gate (collectively, “CDG”) in March 2018, Trilok Industries, Inc., Alpha Insulation and Waterproofing Inc. and Alpha Insulation and Waterproofing Company (collectively, “Alpha”) in January 2017 and Columbia Shelving & Mirror, Inc. and Charleston Shelving & Mirror, Inc. (collectively, “Columbia”) in June 2017.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The remaining acquisitions were individually insignificant, but material in the aggregate, and are included in “Other” within each table below. Net Income, as noted below, includes amortization, taxes and interest allocations when appropriate.

For the three and six months ended June 30, 2018 (in thousands):

					Total	Three months ended		Six months ended
		Acquisition		Seller	Purchase	June 30, 2018		June 30, 2018
2018 Acquisitions	Date	Type	Cash Paid	Obligations	Price	Revenue	Net Income	Revenue	Net Income
CDG	3/19/2018	Asset	$9,440	$1,973	$11,413	$3,324	$80	$3,724	$65
Other	Various	Asset	9,186	1,826	11,012	4,508	315	5,779	381

Total			$18,626	$3,799	$22,425	$7,832	$395	$9,503	$446

For the three and six months ended June 30, 2017 (in thousands):

					Fair Value of	Total	Three months ended		Six months ended
		Acquisition		Seller	Common	Purchase	June 30, 2017		June 30, 2017
2017 Acquisitions	Date	Type	Cash Paid	Obligations	Stock	Price	Revenue	Net Income	Revenue	Net Income
Alpha(1)	1/5/2017	Share	$103,810	$2,002	$10,859	$116,671	$30,330	$157	$58,495	$461
Columbia	6/26/2017	Asset	8,768	225	—	8,993	216	7	216	7
Other	Various	Asset	5,502	400	—	5,902	4,654	261	5,172	282

Total			$118,080	$2,627	$10,859	$131,566	$35,200	$425	$63,883	$750

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

Acquisition-related costs recorded within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to $0.7 million and $1.2 million for the three and six months ended June 30, 2018, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2017, respectively. The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed. We expect to deduct approximately $7.5 million of goodwill for tax purposes as a result of 2018 acquisitions.

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following as of June 30 (in thousands):

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	2018			2017
	CDG	Other	Total	Alpha	Columbia	Other	Total
Estimated fair values:
Cash	$—	$—	$—	$247	$—	$—	$247
Accounts receivable	1,731	662	2,393	29,851	989	1,087	31,927
Inventories	514	914	1,428	1,852	704	880	3,436
Other current assets	28	64	92	4,500	8	3	4,511
Property and equipment	933	1,252	2,185	1,528	659	686	2,873
Intangibles	3,711	6,160	9,871	57,200	4,760	3,321	65,281
Goodwill	4,912	2,174	7,086	38,511	2,209	1,014	41,734
Other non-current assets	36	—	36	383	36	133	552
Accounts payable and other current liabilities	(452)	(214)	(666)	(17,401)	(372)	(1,222)	(18,995)

Fair value of assets acquired and purchase price	11,413	11,012	22,425	116,671	8,993	5,902	131,566
Less fair value of common stock issued	—	—	—	10,859	—	—	10,859
Less seller obligations	1,973	1,826	3,799	2,002	225	400	2,627

Cash paid	$9,440	$9,186	$18,626	$103,810	$8,768	$5,502	$118,080

Contingent consideration is included as “seller obligations” in the above table or within “fair value of assets acquired” if subsequently paid during the period presented. These contingent payments consist primarily of amounts based on working capital calculations, earnouts based on performance, and non-compete agreements, all of which are based on fair value at the time of acquisition. When these payments are expected to be made over one year from the acquisition date, the contingent consideration is discounted to net present value using our weighted average cost of capital (WACC), when appropriate.

Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party and internal valuations are finalized, certain tax aspects of the transaction are completed and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Goodwill and intangibles per the above table do not agree to the total gross increases of these assets as shown in Note 5, Goodwill and Intangibles, during each of the six months ended June 30, 2018 and 2017 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement. In addition, goodwill and intangibles increased during each of the six months ended June 30, 2018 and 2017 due to immaterial tuck-in acquisitions that do not appear in the above table.

The provisional amounts for Alpha originally reported in our Condensed Consolidated Balance Sheets included in our Quarterly Report on Form 10-Q for the period ended June 30, 2017 were adjusted during the measurement period to reflect the review and ongoing analysis of the fair value measurements. As a result of our continued evaluation during the measurement period, during the twelve months ended December 31, 2017, we increased goodwill by approximately $2.1 million, offset by a corresponding net reduction in various working capital accounts.

Estimates of acquired intangible assets related to the acquisitions are as follows for the six months ended June 30 (dollars in thousands):

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	2018		2017
		Weighted		Weighted
		Average		Average
		Estimated		Estimated
	Estimated	Useful	Estimated	Useful
Acquired intangibles assets	Fair Value	Life (yrs.)	Fair Value	Life (yrs.)
Customer relationships	$6,481	8	$32,644	8
Trademarks and trade names	2,740	15	17,190	15
Non-competition agreements	650	5	1,847	5
Backlog	—	—	13,600	1.5

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

	Unaudited pro forma for the three		Unaudited pro forma for the six
	months ended June 30,		months ended June 30,
	2018	2017	2018	2017
Net revenue	$333,207	$300,536	$641,177	$578,575
Net income	16,378	12,832	22,977	20,323
Basic net income per share	0.52	0.41	0.73	0.64
Diluted net income per share	0.52	0.40	0.73	0.64

Unaudited pro forma net income reflects additional intangible asset amortization expense of $16 thousand and $0.2 million for the three and six months ended June 30, 2018 and $0.7 million and $1.5 million for the three and six months ended June 30, 2017, respectively, as well as additional income tax expense of $17 thousand and $87 thousand for the three and six months ended June 30, 2018 and $0.4 million and $1.1 million for the three and six months ended June 30, 2017, respectively, that would have been recorded had the 2018 acquisitions taken place on January 1, 2017 and the 2017 acquisitions taken place on January 1, 2016.

NOTE 15 –INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method was 107 thousand and 166 thousand shares for the three and six months ended June 30, 2018, respectively, and 63 thousand and 80 thousand shares for the three and six months ended June 30, 2017, respectively.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 – SUBSEQUENT EVENTS

On July 16, 2018, we entered into a seven-year interest rate swap (in addition to our two pre-existing interest rate swaps) with a beginning notional of $100.0 million that amortizes quarterly to $93.3 million at a maturity date of April 15, 2025, as well as a forward interest rate swap beginning May 31, 2022 with a beginning notional of $100.0 million that amortizes quarterly to $97.0 million at a maturity date of April 15, 2025. These derivatives serve to hedge the variable cash flows associated with existing variable-rate debt on the incremental $100.0 million principal borrowings and one year extension added to our Term Loan during the second quarter of 2018. Combined, these four swaps serve to hedge $200.0 million of the variable cash flows on our Term Loan until maturity.

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

2018 Second Quarter Highlights

Net revenue increased 17.9% or $50.4 million to $332.6 million, while gross profit increased 12.6% or $10.7 million, during the three months ended June 30, 2018 compared to 2017. The increase in net revenue and gross profit was primarily driven by the continued recovery of the housing markets, the contribution of our recent acquisitions and the diversity of installation services across our end markets and products, with the increase in gross margin being partially offset by material inflation and labor related expenses.

During the second quarter of 2018, we extended the maturity date of our Term Loan Agreement from April 15, 2024 to April 15, 2025 and increased the aggregate principal amount of the facility from $297.8 million to $397.8 million, and extended the maturity date on our ABL Revolver from April 13, 2022 to June 19, 2023 and increased the aggregate revolving loan commitments from $100.0 million to $150.0 million. In conjunction with the Term Loan Second Amendment, we wrote off fees of $1.1 million. All other provisions of the Term Loan Agreement were unchanged.

On July 16, 2018, we entered into a seven-year interest rate swap (in addition to our two pre-existing interest rate swaps) with a beginning notional of $100.0 million as well as a forward interest rate swap beginning May 31, 2022 with a beginning notional of $100.0 million. These derivatives serve to hedge the variable cash flows associated with existing variable-rate debt on the incremental $100.0 million principal borrowings and one-year extension added to our Term Loan during the second quarter of 2018. Together, these four swaps serve to hedge $200.0 million of the variable cash flows on our Term Loan until maturity.

We believe there are several trends that should drive long-term growth in the housing market. These trends include an aging housing stock, population growth and household formation growth. These positive trends are reflected in Blue Chip Economic Indicators’ July 2018 consensus forecast, which projects housing starts to increase from approximately 1.2 million in 2017 to approximately 1.3 million in 2018. We expect that our net revenue, gross profit and operating income will benefit from this growth. While we are actively adjusting pricing with our customers, we have realized selling price increases at a slower rate than the increase in material costs. We have been successful negotiating better pricing with our customers and experienced solid price increase momentum during the first and second quarter of 2018. Based on current and improving market conditions, we expect our selling prices to continue to improve during the third quarter, with improving margins to be in-line with historical trends. We do expect to experience higher material costs through the remainder of the year and will continue to work with our customers to adjust selling prices to offset these higher costs.

Sales performance

Net revenues increased during the second quarter and first six months of 2018 compared to 2017, primarily driven by acquisitions, organic growth from our existing branches and increased selling prices. For both the three and six months ended June 30, 2018, on a same branch basis, net revenue improved 11.3%, with slightly more than half of the increase for both periods attributable to growth in the number of completed jobs with the rest attributable to price gains and more favorable customer and product mix. We also saw organic growth in our large commercial construction end market of 4.1% and 8.6% during the three and six months ended, June 30, 2018, respectively, while same branch new residential sales increased 12.1% and 11.7%, compared to growth in U.S. housing completions of 6.5% and 8.4% for the three and six months ended June 30, 2018, respectively. Net revenue for the three and six months ended June 30 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Same branch(1)	$314,082	$236,422	$598,547	$444,803
Acquired branch(2)	18,502	45,774	35,765	93,062

Total net revenue	$332,584	$282,196	$634,312	$537,865

(1)	Represents sales for branch locations owned for greater than 12 months as of the financial statement date.
(2)	Represents sales for branch locations owned for less than 12 months as of the financial statement date.

Cost of sales and gross profit

Gross profit for the three and six months ended June 30 was as follows (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2018	Change	2017	2018	Change	2017
Net revenues	$332,584	17.9%	$282,196	$634,312	17.9%	$537,865
Cost of sales	236,941	20.1%	197,268	458,693	20.5%	380,765

Gross profit	$95,643	12.6%	$84,928	$175,619	11.8%	$157,100

Gross profit percentage	28.8%		30.1%	27.7%		29.2%

As a percentage of net revenue, gross profit decreased during the three and six months ended June 30, 2018 compared to 2017 attributable primarily to industry-wide material cost increases beginning in January of this year as well as the impacts of our financial wellness plan, stock compensation plan for installers and increased training wages, partially offset by lower workers compensation costs.

Operating expenses

Operating expenses for the three and six months ended June 30 were as follows (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2018	Change	2017	2018	Change	2017
Selling	$16,020	17.4%	$13,650	$31,866	15.1%	$27,676
Percentage of total net revenue	4.8%		4.8%	5.0%		5.1%
Administrative	$44,971	7.7%	$41,761	$89,174	10.1%	$81,022
Percentage of total net revenue	13.5%		14.8%	14.1%		15.1%
Amortization	$7,322	11.8%	$6,550	$14,450	11.4%	$12,966
Percentage of total net revenue	2.2%		2.3%	2.3%		2.4%

Selling

The dollar increases in selling expenses for the three and six months ended June 30, 2018 were primarily driven by increased selling wages and commissions on an increased sales base. Selling expense, as a percentage of sales, decreased for the six months ended June 30, 2018, primarily due to lower bad debt expense compared to the first six months of 2017, partially offset by higher stock compensation expense in 2018. Lower bad debt expense accounted for 0.2% of the reduction in selling expense as a percentage of sales during the six months ended June 30, 2018.

Administrative

The increase in administrative expenses for the three and six months ended June 30, 2018 was primarily due to an increase in wages and benefits and facility costs attributable to both acquisitions and organic growth. Increased administrative wages accounted for the majority of the total increase in administrative costs, with increased facility costs accounting for the remaining increase during both the three and six months ended June 30, 2018. Administrative expense decreased as a percentage of sales for the three and six months ended June 30, 2018 compared to 2017 primarily due to lower bonus expense, as well as lower liability and medical insurance expense.

Other expense

Other expense net for the three and six months ended June 30 was as follows (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2018	Change	2017	2018	Change	2017
Interest expense, net	$5,691	17.0%	$4,865	$9,731	38.3%	$7,035
Other	163	24.4%	131	285	0.7%	283

Total other expense	$5,854	17.2%	$4,996	$10,016	36.9%	$7,318

The increase in interest expense during the three and six months ended June 30, 2018 compared to 2017 was due to increased debt balances associated with our borrowings to support acquisition-related growth.

Income tax provision

Income tax provision and effective tax rates for the three and six months ended June 30 were as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Income tax provision	$5,161	$5,998	$7,404	$9,781
Effective tax rate	24.0%	33.4%	24.6%	34.8%

During the three and six months ended June 30, 2018, our tax rate was favorably impacted primarily by the effects of the Tax Act, which reduced the U.S federal corporate tax rate from 35% to 21%, usage of net operating losses for a tax filing entity which previously had a full valuation allowance and excess tax benefits from share-based compensation arrangements. This favorability was partially offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses, as well as the loss of the domestic production activities deduction resulting from the enactment of the Tax Act.

The ultimate impact of the Tax Act may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued and actions we may take as a result of the Tax Act. We have recognized the provisional tax impacts of the Tax Act in our Condensed Consolidated Financial Statements for the year ended December 31, 2017 included within our 2017 Form 10-K. Based on a review of the guidance issued by the Internal Revenue Service in the first six months of 2018, no adjustment to the provisional amount recorded in the Condensed Consolidated Financial Statements for the year ended December 31, 2017 was deemed necessary. We continue to assess new guidance and refine our computation of these provisional amounts and will complete our analysis within the one-year measurement period ending December 22, 2018.

KEY FACTORS AFFECTING OUR OPERATING RESULTS

Material costs

We purchase the materials that we install primarily from manufacturers. The industry supply of materials we install was disrupted due to a catastrophic failure at a manufacturer’s facility during the fourth quarter of 2017, resulting in insulation material allocation throughout the industry and, as a result, increased market pricing in 2018. Increased market pricing, regardless of the catalyst, could impact our results of operations, to the extent that price increases cannot be passed on to our customers. See Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Overview—2018 Second Quarter Highlights.

Liquidity and capital resources

Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and meet required principal and interest payments. Our capital resources primarily consist of cash from operations and borrowings under our credit agreement and capital equipment leases and loans. Our investments consist of highly liquid instruments primarily including corporate bonds and commercial paper. As of June 30, 2018, we had no outstanding borrowings under our ABL Revolver.

On June 19, 2018, we entered into a second amendment to the Term Loan Agreement (the “Term Loan Second Amendment”) to (i) extend the maturity date from April 15, 2024 to April 15, 2025 and (ii) increase the aggregate principal amount of the facility from $297.8 million to $397.8 million. In conjunction with the Term Loan Second Amendment, we wrote off fees of $1.1 million. All other provisions of the Term Loan Agreement were unchanged.

Also on June 19, 2018, we entered into a third amendment to the ABL Credit Agreement (the “ABL Third Amendment”) to (i) extend the maturity date from April 13, 2022 to June 19, 2023, (ii) increase the aggregate revolving loan commitments from $100.0 million to $150.0 million and (iii) provide enhanced borrowing availability against certain types of accounts receivable.

Furthermore, on July 16, 2018, we entered into a seven-year interest rate swap (in addition to our two pre-existing interest rate swaps) with a beginning notional of $100.0 million, as well as a forward interest rate swap beginning May 31, 2022 with a beginning notional of $100.0 million. These derivatives serve to hedge the variable cash flows associated with existing variable-rate debt on the incremental $100.0 million principal borrowings and one-year extension added to our Term Loan during the second quarter of 2018. Together, these four swaps serve to hedge $200.0 million of the variable cash flows on our Term Loan until maturity.

Our acquisition of Alpha, which was completed on January 5, 2017, required us to commit significant resources to the acquisition and ongoing support of Alpha’s business. This acquisition was funded by drawing on the credit facility in existence at that time.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months as evidenced by our net positive cash flows from operations for the six months ended June 30, 2018 and 2017. At June 30, 2018, we were in compliance with all applicable covenants under our borrowing agreements.

The following table summarizes our liquidity (in thousands):

	As of June 30, 2018	As of December 31, 2017
Cash and cash equivalents	$139,746	$62,510
Short-term investments	20,312	30,053
ABL Revolver(1)	150,000	100,000
Less: outstanding letters of credit and cash-collateral	(28,537)	(17,902)

Total liquidity	$281,521	$174,661

(1)

Liquidity under our ABL Revolver is currently capped by our borrowing base availability. As such, our actual liquidity from this instrument as of June 30, 2018, is less than the amount shown in the above table.

Letters of Credit and Bonds

We may use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. In addition, we occasionally use letters of credit and cash to secure our performance under our general liability and workers’ compensation insurance programs. Permit and license bonds are typically issued for one year and are required by certain municipalities when we obtain licenses and permits to perform work in their jurisdictions. The following table summarizes our outstanding bonds, letters of credit and cash-collateral as of June 30, 2018 (in thousands):

2018
Performance bonds	$36,993
Insurance letters of credit and cash-collateral	28,522
Permit and license bonds	6,665

Total bonds and letters of credit	$72,180

In January 2018, we posted $10.0 million into a trust to serve as additional collateral for our workers’ compensation and general liability policies. This $10.0 million can be converted to a letter of credit at our discretion and is therefore not considered to be restricted cash.

Historical cash flow information

Cash flows from operating activities

Net cash provided by operating activities was $33.1 million and $28.4 million for the six months ended June 30, 2018 and 2017, respectively. Generally, the primary driver of our cash flows from operating activities is operating income adjusted for certain non-cash items, offset by cash payments for taxes and interest on our outstanding debt. Our cash flows from operations can be impacted by the timing of our cash collections on sales and collection of retainage amounts. In addition, cash flows are seasonally stronger in the third and fourth quarters as a result of increased construction activity.

Cash flows from investing activities

Business Combinations. During the six months ended June 30, 2018 and 2017, we made cash payments, net of cash acquired, of $18.6 million and $116.9 million, respectively, on business combinations. Our acquisition of Alpha in January 2017 required an investing cash outlay of $103.8 million.

Capital Expenditures. Total cash paid for property and equipment was $18.5 million and $14.7 million for the six months ended June 30, 2018 and 2017, respectively, and was primarily related to purchases of vehicles and various equipment to support our growing operations. We expect to continue to support any increases in 2018 net revenue through further capital expenditures.

Other. During the six months ended June 30, 2018 and 2017, we invested $17.8 million and $25.3 million, respectively, in short-term investments consisting primarily of corporate bonds and commercial paper and had $27.5 million in short-term investments that matured during the six months ended June 30, 2018.

Cash flows from financing activities

We utilize our credit facilities to support our operations and continuing acquisitions as well as to finance our fleet expansion. During the six months ended June 30, 2018 and 2017, we had cash inflows from our credit facilities, net of payments on these instruments and other long-term debt, amounting to $92.4 million and $191.3 million, respectively, to support those initiatives. In addition, we made $3.0 million and $3.7 million in principal payments on our capital leases during the six months ended June 30, 2018 and 2017, respectively, and received proceeds of $14.3 million and $9.3 million during the six months ended June 30, 2018 and 2017, respectively, from our fixed asset loans. Lastly, we repurchased approximately 413 thousand shares of our common stock for $24.6 million during the six months ended June 30, 2018, as part of our 2018 stock repurchase plan. See Note 9, Stockholders’ Equity for more information surrounding our stock repurchase plan.

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

Contractual Obligations

During the six months ended June 30, 2018, we entered into an agreement with one of our suppliers to purchase a portion of the insulation materials we utilize across our business. The intention of this agreement, in part, is to purchase a minimum quantity of materials at a set price, ensuring supply and locking in prices at agreed-upon rates. This agreement is effective January 1, 2019 through December 31, 2021 with a purchase obligation of $25.8 million for 2019, $20.8 million for 2020 and $14.6 million for 2021.

Critical Accounting Policies and Estimates

During the six months ended June 30, 2018 we changed certain of our critical accounting policies and estimates, from those previously disclosed in our 2017 Form 10-K, in relation to our revenue recognition, cash flow classification for certain of our cash flows and our hedge accounting, as a result of the adoption of new accounting standards on January 1, 2018.

Recently Adopted Accounting Pronouncements

Standard	Adoption
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)	ASC 606 sets forth a new revenue recognition model that requires identifying the contract(s) with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations and recognizing the revenue upon satisfaction of performance obligations. We adopted the provisions of ASU 2014-09 and related subsequently-issued amendments beginning on January 1, 2018 using the modified retrospective approach and, as such, recognized a $2.9 million cumulative effect, net of tax, of initially applying the standard as an increase to the opening balance of retained earnings on January 1, 2018. See Note 3, Revenue Recognition, for further information regarding our revenue recognition policies.

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to accounting for Hedging Activities	ASU 2017-12 better aligns a company’s risk management activities and financial reporting for hedging relationships and makes certain improvements to simplify the application of hedge accounting guidance. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. We elected to early adopt this ASU effective January 1, 2018 and, as such, recognized a $0.1 million adjustment to our opening retained earnings and accumulated other comprehensive income as of January 1, 2018 to reclassify the cash flow hedge ineffectiveness previously recorded in net income in the fourth quarter of 2017 to accumulated other comprehensive income.

ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118	In March 2018, the Financial Accounting Standards Board issued ASU 2018-05, which became effective immediately. ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). See Note 11, Income Taxes, for additional information regarding the adoption of ASU 2018-05.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market, our financial and business model, our ability to increase selling prices, our material and labor costs, demand for our services and product offerings, expansion of our national footprint and diversification, our ability to capitalize on the new home and commercial construction recovery, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability and expectations for demand for our services and our earnings in 2018. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, the factors discussed in the “Risk Factors” section of our 2017 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. Upon entering the Term Loan Second Amendment during the three months ended June 30, 2018, we increased the aggregate principal amount of our debt by $100.0 million. On July 16, 2018, we entered a seven-year interest rate swap with a beginning notional of $100.0 million that serves to hedge the additional $100.0 million term loan. All of our derivatives combine to reduce our variable rate debt by $200.0 million, resulting in total variable rate debt exposed to market risks of $198.3 million as of June 30, 2018. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $2.0 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1. Financial Statements, Note 13, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.

Item 1A.	Risk Factors

There have been no material changes for the three months ended June 30, 2018 from the risk factors as disclosed in our 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the stock repurchase activity for the three months ended June 30, 2018:

Total Number
				of Shares	Approximate
				Purchased as	Dollar Value of
	Total			Part of Publicly	Shares that May
	Number of		Average	Announced	Yet Be Purchased
	Shares		Price Paid	Plans or	under the Plans or
	Purchased		Per Share	Programs	Programs (2)
April 1 - 30, 2018	39,864	(1)	$55.84	—	—
May 1 - 31, 2018	—		—	—	—
June 1 - 30, 2018	—		—	—	—

	39,864		$55.84	—	$25.4 million

(1)

Represents shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 152,512 shares of restricted stock awarded under our 2014 Omnibus Incentive Plan.

(2)

On February 28, 2018, we announced that our Board of Directors authorized a $50 million stock repurchase program effective March 2, 2018 through February 28, 2019, unless extended by the Board of Directors. We repurchased 412,717 shares for $24.6 million in the first quarter of 2018 under this stock repurchase program. We did not repurchase any shares in the second quarter of 2018 under this stock repurchase program.

Item 3.	Defaults Upon Senior Securities

There have been no material defaults in senior securities.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

J. Michael Nixon, a member of the Board of Directors of Installed Building Products, Inc. (the “Company”), retired from the Board, effective July 31, 2018. Mr. Nixon, age 73, served as a director of the Company since 2012. Mr. Nixon’s decision to retire was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Item 6.	Exhibits

(a)(3) Exhibits

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1	Second Amendment to Term Loan Credit Agreement, dated as of June 19, 2018, by and among Installed Building Products, Inc., the other loan parties party thereto, the participating lenders and fronting bank party thereto, Royal Bank of Canada, as administrative agent, and RBC Capital Markets, as joint lead arranger and joint bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2018).

10.2	Third Amendment to Credit Agreement, dated as of June 19, 2018, by and among Installed Building Products, Inc., the lenders party thereto, and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2018).

10.3	First Amendment to ABL/Term Loan Intercreditor Agreement, dated as of June 19, 2018, by and among Installed Building Products, Inc., SunTrust Bank, as ABL agent, and Royal Bank of Canada, as term loan agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2018).

10.4*	Retirement and General Release Agreement, dated as of July 31, 2018, by and among Installed Building Products, Inc., Installed Building Products, LLC, TCI Contracting, LLC and J. Michael Nixon.

31.1*	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 (a)	Financial statements in XBRL Format.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2018

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer