Form 10-Q
period 2018-09-30
Installed Building Products, Inc.
filed 2018-11-02
CIK 1580905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

On October 26, 2018, the registrant had 31,224,974 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$139,089	$62,510
Investments	15,358	30,053
Accounts receivable (less allowance for doubtful accounts of $5,405 and $4,805 at September 30, 2018 and December 31, 2017, respectively)	219,444	180,725
Inventories	51,491	48,346
Other current assets	32,836	33,308

Total current assets	458,218	354,942
Property and equipment, net	85,505	81,075
Non-current assets
Goodwill	167,738	155,466
Intangibles, net	139,709	137,991
Other non-current assets	11,936	9,272

Total non-current assets	319,383	302,729

Total assets	$863,106	$738,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$22,481	$16,650
Current maturities of capital lease obligations	4,954	5,666
Accounts payable	94,781	87,425
Accrued compensation	25,370	25,399
Other current liabilities	29,510	24,666

Total current liabilities	177,096	159,806
Long-term debt	433,752	330,927
Capital lease obligations, less current maturities	3,870	6,479
Deferred income taxes	7,758	6,444
Other long-term liabilities	26,279	24,562

Total liabilities	648,755	528,218
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 32,723,972 and 32,524,934 issued and 31,224,974 and 31,862,146 shares outstanding at September 30, 2018 and December 31, 2017, respectively	327	325
Additional paid in capital	180,106	174,043
Retained earnings	88,736	48,434
Treasury stock; at cost: 1,498,998 and 662,788 shares at September 30, 2018 and December 31, 2017, respectively	(57,890)	(12,781)
Accumulated other comprehensive income	3,072	507

Total stockholders’ equity	214,351	210,528

Total liabilities and stockholders’ equity	$863,106	$738,746

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net revenue	$348,999	$295,193	$983,311	$833,058
Cost of sales	251,665	209,612	710,358	590,377

Gross profit	97,334	85,581	272,953	242,681
Operating expenses
Selling	17,434	14,865	49,300	42,541
Administrative	48,337	41,657	137,511	122,679
Amortization	5,228	6,824	19,678	19,790

Operating income	26,335	22,235	66,464	57,671
Other expense
Interest expense, net	5,282	4,421	15,013	11,456
Other	132	83	417	366

Income before income taxes	20,921	17,731	51,034	45,849
Income tax provision	5,358	5,721	12,762	15,502

Net income	$15,563	$12,010	$38,272	$30,347

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedge, net of tax (provision)/benefit of ($278) and ($21) for the three months ended September 30, 2018 and 2017, respectively, and ($822) and $30 for the nine months ended September 30, 2018 and 2017, respectively	818	32	2,453	(45)

Comprehensive income	$16,381	$12,042	$40,725	$30,302

Basic net income per share	$0.50	$0.38	$1.22	$0.96

Diluted net income per share	$0.50	$0.38	$1.21	$0.96

Weighted average shares outstanding:
Basic	31,229,086	31,659,503	31,373,871	31,632,400
Diluted	31,312,756	31,766,881	31,512,104	31,712,515

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

			Additional					Accumulated Other
	Common Stock		Paid In	Retained		Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings		Shares	Amount	Loss	Equity
BALANCE - January 1, 2017	32,135,176	$321	$158,581	$7,294		(650,402)	$(12,219)	$—	$153,977

Net income				30,347					30,347
Purchase of remaining interest in subsidiary			(1,890)						(1,890)
Issuance of common stock for acquisition	282,577	3	10,856						10,859
Issuance of common stock awards to employees	101,241	1	(1)						—
Surrender of common stock awards by employees						(11,971)	(550)		(550)
Share-based compensation expense			4,360						4,360
Share-based compensation issued to directors	5,940		300						300
Other comprehensive loss, net of tax								(45)	(45)

BALANCE - September 30, 2017	32,524,934	$325	$172,206	$37,641		(662,373)	$(12,769)	$(45)	$197,358

			Additional					Accumulated Other
	Common Stock		Paid In	Retained		Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings		Shares	Amount	Income	Equity
BALANCE - January 1, 2018	32,524,934	$325	$174,043	$48,434		(662,788)	$(12,781)	$507	$210,528

Net income				38,272					38,272
Cumulative effect of accounting changes, net of tax				2,030	[1]			112	2,142
Issuance of common stock awards to employees	194,093	2	(2)						—
Surrender of common stock awards by employees						(42,799)	(2,282)		(2,282)
Share-based compensation expense			5,965						5,965
Share-based compensation issued to directors	4,945		100						100
Common stock repurchase						(793,411)	(42,827)		(42,827)
Other comprehensive income, net of tax								2,453	2,453

BALANCE - September 30, 2018	32,723,972	$327	$180,106	$88,736		(1,498,998)	$(57,890)	$3,072	$214,351

[1]	See Note 3, Revenue Recognition, regarding the change in balance.

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$38,272	$30,347
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	24,567	20,732
Amortization of intangibles	19,678	19,790
Amortization of deferred financing costs and debt discount	883	768
Provision for doubtful accounts	2,219	2,208
Write-off of debt issuance costs	1,164	1,201
Gain on sale of property and equipment	(551)	(329)
Noncash stock compensation	6,089	4,750
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(35,953)	(24,636)
Inventories	(6,799)	68
Other assets	(801)	695
Accounts payable	7,523	2,665
Income taxes receivable / payable	10,542	(10,167)
Other liabilities	2,016	5,249

Net cash provided by operating activities	68,849	53,341

Cash flows from investing activities
Purchases of investments	(22,818)	(25,195)
Maturities of short term investments	37,500	—
Purchases of property and equipment	(27,051)	(22,947)
Acquisitions of businesses, net of cash acquired of $0 and $247, respectively	(34,682)	(130,994)
Proceeds from sale of property and equipment	1,106	682
Other	(1,590)	(1,845)

Net cash used in investing activities	(47,535)	(180,299)

Cash flows from financing activities
Proceeds from term loan under credit agreement applicable to respective period (Note 6)	100,000	300,000
Payments on term loan under credit agreement applicable to respective period (Note 6)	(750)	(97,000)
Proceeds from delayed draw term loan under credit agreement applicable to respective period (Note 6)	—	112,500
Payments on delayed draw term loan under credit agreement applicable to respective period (Note 6)	—	(125,000)
Proceeds from vehicle and equipment notes payable	20,657	15,817
Debt issuance costs	(1,992)	(8,175)
Principal payments on long-term debt	(10,324)	(7,201)
Principal payments on capital lease obligations	(4,316)	(5,583)
Acquisition-related obligations	(2,901)	(3,434)
Repurchase of common stock	(42,827)	—
Surrender of common stock awards by employees	(2,282)	(550)
Purchase of remaining interest in subsidiary	—	(1,890)

Net cash provided by financing activities	55,265	179,484

Net change in cash and cash equivalents	76,579	52,526
Cash and cash equivalents at beginning of period	62,510	14,482

Cash and cash equivalents at end of period	$139,089	$67,008

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$14,110	$9,733
Income taxes, net of refunds	1,902	26,292
Supplemental disclosure of noncash investing and financing activities
Common stock issued for acquisition of business	—	10,859
Vehicles capitalized under capital leases and related lease obligations	1,034	4,073
Seller obligations in connection with acquisition of businesses	5,420	3,759
Unpaid purchases of property and equipment included in accounts payable	615	1,108

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

Our interim operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected in future operating quarters. See Item 1A, Risk Factors, in our 2017 Form 10-K for additional information regarding risk factors that may impact our results.

Note 2 to the audited consolidated financial statements in our 2017 Form 10-K describes the significant accounting policies and estimates used in preparation of the audited consolidated financial statements. During the nine months ended September 30, 2018, we changed certain of our critical accounting policies and estimates from those previously disclosed in our 2017 Form 10-K, in relation to our revenue recognition and our hedge accounting policies as a result of the adoption of new accounting standards on January 1, 2018. Our revenue recognition accounting policy is described in Note 3, Revenue Recognition, and our hedge accounting policy is described in Note 8, Derivatives and Hedging Activities.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recently Adopted Accounting Pronouncements

Standard	Adoption

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)	ASC 606 sets forth a new revenue recognition model that requires identifying the contract(s) with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations and recognizing the revenue upon satisfaction of performance obligations. We adopted the provisions of ASU 2014-09 and related subsequently-issued amendments beginning on January 1, 2018 using the modified retrospective approach and, as such, recognized a $2.1 million cumulative effect, net of tax, of initially applying the standard as an increase to the opening balance of retained earnings on January 1, 2018. See Note 3, Revenue Recognition, for further information regarding our revenue recognition policies and the revisions to correct certain immaterial misstatements.

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to accounting for Hedging Activities	ASU 2017-12 better aligns a company’s risk management activities and financial reporting for hedging relationships and makes certain improvements to simplify the application of hedge accounting guidance. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. We elected to early adopt this ASU effective January 1, 2018 and, as such, recognized a $0.1 million adjustment to our opening retained earnings and accumulated other comprehensive income as of January 1, 2018 to reclassify the cash flow hedge ineffectiveness previously recorded in net income in the fourth quarter of 2017 to accumulated other comprehensive income.

ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118	In March 2018, the Financial Accounting Standards Board issued ASU 2018-05, which became effective immediately. ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). See Note 11, Income Taxes, for additional information regarding the adoption of ASU 2018-05.

ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)	ASU 2018-15 amends the existing accounting standards for capitalizing implementation costs of internal-use software by including service contracts in a cloud computing arrangement. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2019 and interim periods therein, with early adoption permitted. We elected to early adopt this ASU using the prospective approach effective July 1, 2018 and, as such, have capitalized certain implementation costs associated with service contracts in a cloud computing arrangement. The effects of adoption were not significant.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recently Issued Accounting Pronouncements Not Yet Adopted

We are currently evaluating the impact of certain ASUs on our Condensed Consolidated Financial Statements or Notes to Consolidated Financial Statements, which are described below:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2016-02, Leases (Topic 842)	This pronouncement and related subsequently-issued amendments change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASC 842 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.	Annual periods beginning after December 15, 2018, including interim periods therein. Early adoption is permitted.	This ASU requires substantially all leases, with the exception of leases with a term of one year or less, to be recorded on the balance sheet as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use asset. This ASU also requires disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows. We anticipate taking advantage of the practical expedient options which allow an entity to not reassess whether any existing or expired contracts contain leases, not reassess lease classifications for existing or expired leases and not reassess initial direct costs for an existing lease. We are also evaluating other optional practical expedients and policy elections. The cumulative effect of adoption will be recorded to retained earnings in the period of adoption. We have completed the design phase of our implementation of this standard and are in the process of implementing changes to our systems and processes in conjunction with a review of existing lease agreements. Based on a preliminary assessment, we expect that substantially all of our operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption. We will adopt these standards effective January 1, 2019.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)	This pronouncement amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In addition, these amendments require the measurement of all expected credit losses for financial assets, including trade accounts receivable, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.	Annual periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted.	We are currently evaluating whether this ASU will have a material impact on our consolidated financial statements.

ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	To address concerns over the cost and complexity of the two-step goodwill impairment test, this pronouncement removes the second step of the goodwill impairment test. Going forward, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.	Annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted.	We are currently evaluating the provisions of this ASU and the impact it will have on our disclosures.

ASU 2018-13, Fair Value Measurement (Topic 820):Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	This pronouncement amends Topic 820 to eliminate, add and modify certain disclosure requirements for fair value measurements.	Annual periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted.	We are currently evaluating the provisions of this ASU and the impact it will have on our disclosures.

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

We recorded a $2.1 million cumulative effect adjustment as an increase to opening retained earnings, a $2.8 million increase to other current assets and a $0.7 million increase to deferred income taxes, respectively, on January 1, 2018 due to the impact of adopting Topic 606, with the impact primarily related to the change in accounting for certain of our short-term contracts that were previously accounted for on a completed contract basis, whereas, under ASC 606, we now recognize revenue associated with these contracts over time as service is performed and the transfer of control occurs, based on a percentage-of-completion method using cost-to-cost input methods as a measure of progress. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect adjustment has been revised from the amount previously disclosed in our interim financial statements filed on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018 to correct certain immaterial misstatements. The result of correcting these misstatements was an $0.8 million decrease to opening retained earnings, a $1.0 million decrease to other current assets and a $0.2 million decrease to deferred income taxes recorded in the three months ended September 30, 2018.

Impact of New Revenue Recognition Standard on Financial Statement Line Items

The following table summarizes the impact of the new revenue standard on the Condensed Consolidated Balance Sheet as of September 30, 2018, including the cumulative effect of applying the new standard to all contracts upon adoption (in thousands):

	Impact of Change in Accounting Policy
	As reported	Adjustments	Without adoption
Inventories	$51,491	$7,003	$58,494
Other current assets	32,836	(10,689)	22,147
Total assets	863,106	(3,686)	859,420
Deferred income taxes	7,758	(921)	6,837
Retained earnings	88,736	(2,765)	85,971
Total liabilities and stockholders’ equity	863,106	(3,686)	859,420

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the impact of the new revenue standard on the Condensed Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	As reported	Adjustments	Without adoption	As reported	Adjustments	Without adoption
Net revenue	$348,999	$60	$349,059	$983,311	$(2,612)	$980,699
Cost of sales	251,665	(207)	251,458	710,358	(1,781)	708,577
Income before income taxes	$20,921	$267	$21,188	$51,034	$(831)	$50,203
Income tax provision	5,358	68	5,426	12,762	(208)	12,554

Net income	$15,563	$199	$15,762	$38,272	$(623)	$37,649

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We disaggregate our revenue from contracts with customers by end market and product, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenues disaggregated by end market and product (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2018		2017(1)		2018		2017(1)
Residential new construction	$268,254	77%	$228,526	77%	$755,800	77%	$637,915	77%
Repair and remodel	23,107	7%	18,722	6%	65,453	7%	53,597	6%
Commercial	57,638	16%	47,945	17%	162,058	16%	141,546	17%

Net revenues	$348,999	100%	$295,193	100%	$983,311	100%	$833,058	100%

	Three months ended September 30,				Nine months ended September 30,
	2018		2017(1)		2018		2017(1)
Insulation	$225,503	65%	$195,872	66%	$646,270	66%	$561,462	67%
Waterproofing	25,980	7%	21,571	7%	73,477	7%	64,695	8%
Shower doors, shelving and mirrors	23,190	7%	21,849	7%	66,222	7%	53,107	6%
Garage doors	21,781	6%	15,874	6%	56,574	6%	45,338	5%
Rain gutters	12,163	4%	10,863	4%	31,429	3%	29,493	4%
Blinds	7,811	2%	2,634	1%	21,196	2%	5,909	1%
Other building products	32,571	9%	26,530	9%	88,143	9%	73,054	9%

Net revenues	$348,999	100%	$295,193	100%	$983,311	100%	$833,058	100%

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Contract Assets and Liabilities

Our contract assets consist of unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized, based on costs incurred, exceeds the amount billed to the customer. Our contract assets are recorded in other current assets in our Consolidated Balance Sheets. Our contract liabilities consist of customer deposits and billings in excess of revenue recognized, based on costs incurred and is included in other current liabilities in our Consolidated Balance Sheets. For presentation purposes, uncompleted contracts as of December 31, 2017 have been restated to reflect the adoption of ASC 606 on January 1, 2018.

Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Contract assets	$17,229	$14,476
Contract liabilities	(8,039)	(7,519)

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Uncompleted contracts were as follows (in thousands):

	September 30, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$112,444	$84,563
Estimated earnings	57,834	47,000

Total	170,278	131,563

Less: Billings to date	158,218	122,144

Net under (over) billings	$12,060	$9,419

Net under (over) billings were as follows (in thousands):

	September 30, 2018	December 31, 2017
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$17,229	$14,476
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(5,169)	(5,057)

Net under (over) billings	$12,060	$9,419

During the three and nine months ended September 30, 2018, we recognized $0.1 and $7.0 million of revenue, respectively, that was included in the contract liability balance at December 31, 2017. We did not recognize any impairment losses on our receivables and contract assets during the three and nine months ended September 30, 2018.

Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $87.1 million. We expect to recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

Practical Expedients and Exemptions

We generally expense sales commissions and other incremental costs of obtaining a contract when incurred because the amortization period is usually one year or less. Sales commissions are recorded within selling expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income.

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

NOTE 4 – INVESTMENTS

Cash and cash equivalents includes investments in money market funds that are valued based on the net asset value of the funds. The investments in these funds were $117.7 million and $55.6 million as of September 30, 2018 and December 31, 2017, respectively. The increase from December 31, 2017 primarily stems from an additional $100.0 million in loan proceeds received in connection with our term loan amendment that took place on June 19, 2018. See Note 6, Long-Term Debt, for additional information.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All other investments are classified as held-to-maturity and consist of highly liquid instruments, primarily including corporate bonds and commercial paper. As of September 30, 2018 and December 31, 2017, the amortized cost of these investments equaled the net carrying value, which was $15.4 million and $30.1 million, respectively. All held-to-maturity securities as of September 30, 2018 mature in one year or less. See Note 7, Fair Value Measurements, for additional information.

NOTE 5 – GOODWILL AND INTANGIBLES

Goodwill

The change in carrying amount of goodwill was as follows (in thousands):

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)
January 1, 2018	$225,470	$(70,004)	$155,466
Business Combinations	11,771	—	11,771
Other	501	—	501

September 30, 2018	$237,742	$(70,004)	$167,738

Other changes included in the above table represent minor adjustments for the allocation of certain acquisitions still under measurement and one immaterial acquisition completed during the nine months ended September 30, 2018.

We test goodwill for impairment annually during the fourth quarter of our fiscal year or earlier if there is an impairment indicator. No impairment was recognized during either of the nine month periods ended September 30, 2018 or 2017.

Intangibles, net

The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in thousands):

	As of September 30, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$135,900	$48,668	$87,232	$121,015	$38,651	$82,364
Covenants not-to-compete	13,780	6,826	6,954	11,807	4,773	7,034
Trademarks and trade names	62,248	17,166	45,082	58,136	14,076	44,060
Backlog	14,060	13,619	441	13,600	9,067	4,533

	$225,988	$86,279	$139,709	$204,558	$66,567	$137,991

The gross carrying amount of intangibles increased approximately $21.4 million during the nine months ended September 30, 2018 primarily due to business combinations. See Note 14, Business Combinations, for more information. Remaining estimated aggregate annual amortization expense is as follows (amounts, in thousands, are for the fiscal year ended):

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Remainder of 2018	5,442
2019	21,332
2020	20,400
2021	19,094
2022	18,176
Thereafter	55,265

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2018	2017
Term loan, net of unamortized debt issuance costs of $5,026 and $5,146, respectively	$392,724	$293,354
Vehicle and equipment notes, maturing September 2023; payable in various monthly installments, including interest rates ranging from 2.5% to 4.8%	59,992	50,357
Various notes payable, maturing through March 2025; payable in various monthly installments, including interest rates ranging from 4% to 6%	3,517	3,866

	456,233	347,577
Less: current maturities	(22,481)	(16,650)

Long-term debt, less current maturities	$433,752	$330,927

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During each of the three and nine months ended September 30, 2018 and 2017, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.

Estimated Fair Value of Financial Instruments

Accounts receivable, accounts payable and accrued liabilities as of September 30, 2018 and December 31, 2017 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of our long-term debt, including the Term Loan and ABL Revolver as of September 30, 2018 and December 31, 2017, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of the obligations associated with our capital leases and vehicle and equipment notes approximate fair value as of September 30, 2018 and December 31, 2017. All debt classifications represent Level 2 fair value measurements.

Derivative financial instruments are measured at fair value based on observable market information and appropriate valuation methods. Contingent consideration liabilities arise from future earnout payments to the sellers associated with certain acquisitions and are based on predetermined calculations of certain future results. These future payments are estimated by considering various factors, including business risk and projections. The contingent consideration liabilities are measured at fair value by discounting estimated future payments to their net present value using the appropriate weighted average cost of capital (WACC). The fair values of financial assets and liabilities that are recorded at fair value in the Condensed Consolidated Balance Sheets and not described above were as follows (in thousands):

	As of September 30, 2018				As of December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$117,688	$117,688	$—	$—	$55,634	$55,634	$—	$—
Derivative financial instruments	4,370	—	4,370	—	618	—	618	—

Total financial assets	$122,058	$117,688	$4,370	$—	$56,252	$55,634	$618	$—

Financial liabilities:
Derivative financial instruments	$271	$—	$271	$—	$—	$—	$—	$—
Contingent consideration	4,900	—	—	4,900	1,834	—	—	1,834

Total financial liabilities	$5,171	$—	$271	$4,900	$1,834	$—	$—	$1,834

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The change in fair value of the contingent consideration was as follows (in thousands):

Contingent consideration liability - January 1, 2018	$1,834
Preliminary purchase price	3,653
Fair value adjustments	(586)
Accretion in value	399
Amounts paid to sellers	(400)

Contingent consideration liability - September 30, 2018	$4,900

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

The carrying values and associated fair values of financial assets and liabilities that are not recorded at fair value in the Condensed Consolidated Balance Sheets and not described above include investments which represent a Level 2 fair value measurement and are as follows (in thousands):

	As of September 30, 2018		As of December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Investments	$15,358	$15,343	$30,053	$30,038

See Note 4, Investments, for more information on cash equivalents and investments included in the table above. Also see Note 8, Derivatives and Hedging Activities, for more information on derivative financial instruments.

NOTE 8 – DERIVATIVES AND HEDGING ACTIVITIES

Cash Flow Hedges of Interest Rate Risk

Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the first nine months of 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2018, we had two interest rate swaps, each with an associated floor, with a total beginning notional of $200.0 million, one that amortizes quarterly to $95.3 million at a maturity date of May 31, 2022 and one that amortizes quarterly to $93.3 million at a maturity date of April 15, 2025. We also had a forward interest rate swap with an associated floor beginning May 31, 2022 with a beginning notional of $100.0 million that amortizes quarterly to $97.0 million at a maturity date of April 15, 2025. Combined, these three swaps serve to hedge $200.0 million of the variable cash flows on our Term Loan until maturity. As of December 31, 2017, we had one interest rate swap with an associated floor with a beginning notional of $100.0 million that amortizes quarterly to $95.3 million at a maturity date of May 31, 2022.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We had no such changes during the nine months ended September 30, 2018.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt. Over the next twelve months, we estimate that an additional $0.4 million will be reclassified as a decrease to interest expense, net.

Additionally, we do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of September 30, 2018, the Company has not posted any collateral related to these agreements.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

As of September 30, 2018, we had $3.1 million in accumulated other comprehensive income on our Condensed Consolidated Balance Sheet, which represents the unrealized gain on our derivative instruments. For additional information, see Note 8, Derivatives and Hedging Activities.

On February 28, 2018, we announced that our Board of Directors authorized a $50.0 million stock repurchase program effective March 2, 2018 through February 28, 2019, unless extended by the Board of Directors. See Note 16, Subsequent Events, for information regarding an additional stock repurchase program authorized by the Board of Directors effective November 5, 2018. During the three and nine months ended September 30, 2018, we repurchased approximately 380 thousand and 793 thousand shares of our common stock, respectively. The aggregate purchase price of our 2018 stock repurchase plan was approximately $18.2 million and $42.8 million, or $47.75 and $53.96 average price per share, for the three and nine months ended September 30, 2018, respectively. The effect of these treasury shares reducing the number of common shares outstanding is reflected in our earnings per share calculation.

NOTE 10 – EMPLOYEE BENEFITS

Healthcare

Our healthcare benefit expense (net of employee contributions) for all plans was approximately $4.5 million and $4.1 million for the three months ended September 30, 2018 and 2017, respectively, and $13.3 million and $12.4 million for the nine months ended September 30, 2018 and 2017, respectively. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $2.1 million and $1.9 million as of September 30, 2018 and December 31, 2017, respectively.

Workers’ Compensation

Workers’ compensation expense totaled $4.4 million and $3.1 million for the three months ended September 30, 2018 and 2017, respectively, and $9.7 million and $9.8 million for the nine months ended September 30, 2018 and 2017, respectively. Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30,	December 31,
	2018	2017
Included in other current liabilities	$5,276	$5,899
Included in other long-term liabilities	10,190	8,721

	$15,466	$14,620

We also had an insurance receivable for claims that exceeded the stop loss limit included on the Condensed Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	September 30,	December 31,
	2018	2017
Included in other non-current assets	$1,894	$1,826

Retirement Plans

We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. We recognized 401(k) plan expenses of $0.3 million and $1.2 million during the three and nine months ended September 30, 2018 and $0.4 million and $1.3 million during the three and nine months ended September 30, 2017, respectively. These expenses are included in administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

Share-Based Compensation

Common Stock Awards

During the nine months ended September 30, 2018 and 2017, we granted approximately five thousand and six thousand shares of our common stock on June 1, respectively, under our 2014 Omnibus Incentive Plan to non-employee members of our Board of Directors. The stock issued to the Board of Directors on June 1, 2017 vested immediately, whereas the stock issued on June 1, 2018 will vest over a one year service term. Accordingly, for the nine months ended September 30, 2017, we recorded approximately $0.3 million in compensation expense within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income at the time of the grant, while $25 thousand and $0.1 million of compensation expense was recorded during the three and nine months ending September 30, 2018.

In addition, during each of the nine months ended September 30, 2018 and 2017, we granted approximately 0.1 million shares of our common stock under our 2014 Omnibus Incentive Plan to our employees. The shares granted during each of the nine months ended September 30, 2018 and 2017 vest in three equal installments (rounded to the nearest whole share) annually on April 20th through 2021.

During the nine months ended September 30, 2018 and 2017, our employees surrendered approximately forty-one thousand shares and ten thousand shares, respectively, of our common stock to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2014 Omnibus Incentive Plan. Share-based compensation expense associated with non-performance-based awards issued to employees was $1.0 million and $2.9 million for the three and nine months ended

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018, respectively, and $0.8 million and $1.9 million for the three and nine months ended September 30, 2017, respectively. We recognized excess tax benefits of $0.5 million and $0.6 million within the income tax provision in the Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2018 and 2017, respectively. We did not recognize any such excess tax benefits in the three months ended September 30, 2018 or 2017.

As of September 30, 2018, we had $6.1 million of unrecognized compensation expense related to these nonvested common stock awards issued to the Board of Directors and our employees. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 1.9 years. Shares forfeited are returned as treasury shares and available for future issuances. See the table below for changes in shares and related weighted average fair market value per share.

Employees – Performance-Based Stock Awards

During the nine months ended September 30, 2018, we granted under our 2014 Omnibus Incentive Plan approximately 0.1 million shares of our common stock to certain officers, which vest in two equal installments on each of April 20, 2019 and April 20, 2020. These shares were issued in connection with the performance-based targets established in 2017. In addition, during the nine months ended September 30, 2018, we established, and our Board of Directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2019 contingent upon achievement of these 2018 targets. Share-based compensation expense associated with these performance-based awards was $0.6 million and $1.6 million for the three and nine months ended September 30, 2018, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018, we had $3.6 million of unrecognized compensation expense related to nonvested performance-based common stock awards. This expense is subject to future adjustments for forfeitures and is expected to be recognized over the remaining weighted-average period of 1.8 years using the graded-vesting method. See the table below for changes in shares and related weighted average fair market value per share.

Employees – Performance-Based Restricted Stock Units

During the nine months ended September 30, 2017, we established, and our Board of Directors approved, performance-based restricted stock units in connection with common stock awards which we issued to certain employees during the nine months ended September 30, 2018. In addition, during the nine months ended September 30, 2018, we established, and our Board of Directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2019 based upon achievement of a performance target. Share-based compensation expense associated with these performance-based awards was $0.3 million and $1.5 million for the three and nine months ended September 30, 2018, respectively, and $1.0 million and $1.7 million for the three and nine months ended September 30, 2017, respectively. All restricted stock units are accounted for as equity-based awards that are settled with a fixed number of common shares.

As of September 30, 2018, we had $0.4 million of unrecognized compensation expense related to nonvested performance-based common stock units. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 0.5 years. See the table below for changes in shares and related weighted average fair market value per share.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Share-Based Compensation Summary

Amounts for each category of equity-based award for employees as of December 31, 2017 and changes during the nine months ended September 30, 2018 were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Fair Market Value Per Share	Awards	Weighted Average Fair Market Value Per Share	Units	Weighted Average Fair Market Value Per Share
Nonvested awards/units at December 31, 2017	202,331	$39.09	77,254	$41.00	72,000	$52.16
Granted	65,112	57.51	52,892	65.60	14,072	55.92
Vested	(90,952)	36.10	—	—	(71,120)	52.15
Forfeited/Cancelled	(2,010)	48.63	(14,448)	41.00	(1,564)	53.14

Nonvested awards/units at September 30, 2018	174,481	$47.42	115,698	$52.25	13,388	$56.05

During the three and nine months ended September 30, 2018 and 2017, we recorded the following stock compensation expense, by income statement category (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cost of sales	$94	$507	$749	$507
Selling	30	292	402	292
Administrative	1,769	1,380	4,938	3,950

	$1,893	$2,179	$6,089	$4,749

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

During the three and nine months ended September 30, 2018, our effective tax rate was 25.6% and 25.0%, respectively. This rate was favorably impacted primarily by the enactment of Pub.L. 115–97, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (the “Tax Act”). The Tax Act reduced the U.S federal corporate tax rate from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. Pursuant to ASU 2018-05 and Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the Securities and Exchange Commission, a company is expected to record a provisional amount when it does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of the Tax Act, but a reasonable estimate can be determined. A provisional amount is not required to be recorded if a reasonable estimate cannot be determined.

We have recognized the provisional tax impacts of the Tax Act in our consolidated financial statements for the year ended December 31, 2017 included within our 2017 Form 10-K. Based on a review of the guidance issued by the Internal Revenue Service in the first, second and third quarters of 2018, no

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

adjustment to the provisional amount recorded in the Condensed Consolidated Financial Statements for the year ended December 31, 2017 was deemed necessary. We continue to assess new guidance and refine our computation of these provisional amounts and will complete our analysis within the one-year measurement period ending December 22, 2018.

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

For the three and nine months ended September 30, 2018 and 2017, the amount of sales to related parties as well as the purchases from and rent expense paid to related parties were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Sales	$3,259	$2,641	$9,361	$7,363
Purchases	372	302	1,207	901
Rent	257	290	829	875

As of September 30, 2018 and December 31, 2017, we had related party balances of approximately $2.4 million and $2.0 million, respectively, included in accounts receivable on our Condensed Consolidated Balance Sheets. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer is a member of our Board of Directors, accounted for $1.4 million and $1.0 million of these balances as of each of September 30, 2018 and December 31, 2017, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Accrued General Liability

Accrued general insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Included in other current liabilities	$2,029	$2,033
Included in other long-term liabilities	7,787	7,073

	$9,816	$9,106

We also had insurance receivables and an indemnification asset, totaling $2.5 million and $2.8 million included in other non-current assets on the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, respectively, that, in aggregate, offset an equal liability included within the reserve amounts noted above.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Leases

We are obligated under capital leases covering vehicles and certain equipment. The vehicle and equipment leases generally have initial terms ranging from four to six years. Total gross assets relating to capital leases were approximately $60.9 million and $63.4 million as of September 30, 2018 and December 31, 2017, respectively, and a total of approximately $32.3 million and $26.8 million were fully depreciated as of September 30, 2018 and December 31, 2017, respectively. The net book value of assets under capital leases was approximately $9.7 million and $13.0 million as of September 30, 2018 and December 31, 2017, respectively. Amortization of assets held under capital leases is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.

We also have several noncancellable operating leases, primarily for buildings, improvements, equipment and certain vehicles. These leases generally contain renewal options for periods ranging from one to five years and require us to pay all executory costs such as property taxes, maintenance and insurance.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) with related parties as of September 30, 2018 are as follows (in thousands):

Remainder of 2018	$294
2019	1,249
2020	1,277
2021	1,154
2022	1,073
Thereafter	51

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

During the nine months ended September 30, 2018, we entered into an agreement with one of our suppliers to purchase a portion of the insulation materials we utilize across our business. This agreement is effective January 1, 2019 through December 31, 2021 with a purchase obligation of $25.8 million for 2019, $20.8 million for 2020 and $14.6 million for 2021.

NOTE 14 – BUSINESS COMBINATIONS

As part of our ongoing strategy to expand geographically and increase market share in certain markets, we completed eight business combinations and one minor acquisition merged into existing operations during the nine months ended September 30, 2018 and seven business combinations and two minor acquisitions merged into existing operations during the nine months ended September 30, 2017, respectively, in which we acquired 100% of the ownership interests in each.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The largest of these acquisitions were Custom Overhead Door, LLC dba Custom Door & Gate (collectively, “CDG”) in March 2018, Trilok Industries, Inc., Alpha Insulation and Waterproofing Inc. and Alpha Insulation and Waterproofing Company (collectively, “Alpha”) in January 2017, Columbia Shelving & Mirror, Inc. and Charleston Shelving & Mirror, Inc. (collectively, “Columbia”) in June 2017, and All In Insulation, LLC d/b/a/ Astro Insulation (collectively, “Astro”) in September 2017. The remaining acquisitions were individually insignificant, but material in the aggregate, and are included in “Other” within each table below. Net Income, as noted below, includes amortization, taxes and interest allocations when appropriate.

For the three and nine months ended September 30, 2018 (in thousands):

					Total Purchase Price	Three months ended		Nine months ended
		Acquisition		Seller		September 30, 2018		September 30, 2018
2018 Acquisitions	Date	Type	Cash Paid	Obligations		Revenue	Net Income	Revenue	Net Income
CDG	3/19/2018	Asset	$9,440	$1,973	$11,413	$3,848	$164	$7,572	$229
Other	Various	Shares/Asset	25,242	3,447	28,689	7,003	42	12,782	423

Total			$34,682	$5,420	$40,102	$10,851	$206	$20,354	$652

For the three and nine months ended September 30, 2017 (in thousands):

					Fair Value of Common Stock	Total Purchase Price	Three months ended September 30, 2017		Nine months ended September 30, 2017
2017 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations			Revenue	Net (Loss) Income	Revenue	Net Income
Alpha(1)	1/5/2017	Share	$103,810	$2,002	$10,859	$116,671	$29,334	$(271)	$87,830	$190
Columbia	6/26/2017	Asset	8,768	225	—	8,993	3,026	73	3,241	80
Astro	9/18/2017	Asset	9,144	482	—	9,626	264	46	264	46
Other	Various	Asset	9,812	1,042	—	10,854	6,499	84	11,671	366

Total			$131,534	$3,751	$10,859	$146,144	$39,123	$(68)	$103,006	$682

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

Acquisition-related costs recorded within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to $0.7 million and $1.9 million for the three and nine months ended September 30, 2018, respectively, and $0.9 million and $2.3 million for the three and nine months ended September 30, 2017, respectively. The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed. We expect to deduct approximately $12.4 million of goodwill for tax purposes as a result of 2018 acquisitions.

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following as of September 30 (in thousands):

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	2018			2017
	CDG	Other	Total	Alpha	Columbia	Astro	Other	Total
Estimated fair values:
Cash	$—	$—	$—	$247	$—	$—	$—	$247
Accounts receivable	1,731	3,306	5,037	29,851	989	924	2,070	33,834
Inventories	514	1,027	1,541	1,852	704	296	1,014	3,866
Other current assets	28	892	920	4,500	8	36	8	4,552
Property and equipment	933	1,893	2,826	1,528	659	640	1,144	3,971
Intangibles	3,711	16,681	20,392	57,200	4,760	5,168	5,939	73,067
Goodwill	4,898	6,873	11,771	38,511	2,209	2,932	2,472	46,124
Other non-current assets	36	19	55	383	36	—	176	595
Accounts payable and other current liabilities	(438)	(2,002)	(2,440)	(17,401)	(372)	(370)	(1,969)	(20,112)

Fair value of assets acquired and purchase price	11,413	28,689	40,102	116,671	8,993	9,626	10,854	146,144
Less fair value of common stock issued	—	—	—	10,859	—	—	—	10,859
Less seller obligations	1,973	3,447	5,420	2,002	225	482	1,042	3,751

Cash paid	$9,440	$25,242	$34,682	$103,810	$8,768	$9,144	$9,812	$131,534

Contingent consideration is included as “seller obligations” in the above table or within “fair value of assets acquired” if subsequently paid during the period presented. These contingent payments consist primarily of earnouts based on performance that are recorded at fair value at the time of acquisition, and/or non-complete agreements and amounts based on working capital calculations. When these payments are expected to be made over one year from the acquisition date, the contingent consideration is discounted to net present value using our weighted average cost of capital (WACC), when appropriate.

Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party and internal valuations are finalized, certain tax aspects of the transaction are completed and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Goodwill and intangibles per the above table do not agree to the total gross increases of these assets as shown in Note 5, Goodwill and Intangibles, during each of the nine months ended September 30, 2018 and 2017 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement. In addition, goodwill and intangibles increased during each of the nine months ended September 30, 2018 and 2017 due to small acquisitions merged into existing operations that do not appear in the above table.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Estimates of acquired intangible assets related to the acquisitions are as follows for the nine months ended September 30 (dollars in thousands):

	2018		2017
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$14,480	8	$37,533	8
Trademarks and trade names	3,920	14	19,403	15
Non-competition agreements	1,530	5	2,429	5
Backlog	460	2	13,400	1.5

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

	Unaudited pro forma for the three months ended September 30,		Unaudited pro forma for the nine months ended September 30,
	2018	2017	2018	2017
Net revenue	$353,609	$316,382	$1,006,313	$906,283
Net income	16,215	13,020	40,305	34,277
Basic and diluted net income per share	0.52	0.41	1.28	1.08

Unaudited pro forma net income reflects additional intangible asset amortization expense of $0.2 million and $1.2 million for the three and nine months ended September 30, 2018 and $0.9 million and $3.2 million for the three and nine months ended September 30, 2017, respectively, as well as additional income tax expense of $0.2 million and $0.7 million for the three and nine months ended September 30, 2018 and $0.5 million and $2.0 million for the three and nine months ended September 30, 2017, respectively, that would have been recorded had the 2018 acquisitions taken place on January 1, 2017 and the 2017 acquisitions taken place on January 1, 2016.

NOTE 15 –INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method was 84 thousand and 138 thousand shares for the three and nine months ended September 30, 2018, respectively, and 107 thousand and 80 thousand shares for the three and nine months ended September 30, 2017, respectively.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 – SUBSEQUENT EVENTS

On October 31, 2018, we acquired substantially all of the assets of Advanced Fiber Technology, a manufacturer of cellulose, asphalt and industrial fibers. The initial accounting for the business combination was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Quarterly Report on Form 10-Q. As a result, disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time.

On October 31, 2018, IBP’s Board of Directors approved an additional stock repurchase program, effective November 5, 2018, pursuant to which we may purchase up to an additional $100 million of our outstanding common stock. The program will remain in effect until February 28, 2020, unless extended by the Board of Directors.

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

The recently passed Tax Act has added additional momentum to the economic landscape surrounding our business. While there have been concerns about the impact of the new tax law on housing, initial analyses are suggesting that it is generally stimulative to the economy. Sentiment continues to materialize that state and local tax deductibility changes have caused negative impacts in certain areas of the country where housing affordability has contributed to slowing demand during the first nine months of 2018. We may adjust our strategies based on housing demand and our performance in each of our markets.

2018 Third Quarter Highlights

Net revenue increased 18.2% or $53.8 million to $349.0 million, while gross profit increased 13.7% or $11.8 million, during the three months ended September 30, 2018 compared to 2017. The increase in net revenue and gross profit was primarily driven by the continued recovery of the housing markets, the contribution of our recent acquisitions and growth across our end markets and products, with the increase in gross margin being partially offset by material inflation and labor related expenses.

During the third quarter of 2018, we entered into a seven-year interest rate swap with a beginning notional of $100.0 million that serves to hedge the variable cash flows associated with existing variable-rate debt on the incremental $100.0 million principal borrowings and one-year extension added to our Term Loan during the second quarter of 2018. We also entered into a forward interest rate swap beginning May 31, 2022 with a beginning notional of $100.0 million. Including our pre-existing interest rate swap, these three swaps serve to hedge $200.0 million of the variable cash flows on our Term Loan until maturity.

We believe there are several trends that should drive long-term growth in the housing market. These trends include an aging housing stock, population growth and household formation growth. These positive trends are reflected in Blue Chip Economic Indicators’ October 2018 consensus forecast, which projects housing starts to increase from approximately 1.2 million in 2017 to approximately 1.3 million in 2019. We expect that our net revenue, gross profit and operating income will benefit from this growth. While we are actively increasing pricing with our customers, we have realized selling price increases at a slower rate than the increase in material costs. We have been successful negotiating better pricing with our customers and experienced solid price increase momentum during the first nine months of 2018.

While we continue to proactively work with customers and suppliers to mitigate these cost impacts, we continue to experience inflation on our materials and it may take a few quarters for us to fully address the current material price environment.

Sales performance

Net revenues increased during the third quarter and first nine months of 2018 compared to 2017, primarily driven by acquisitions, organic growth from our existing branches and increased selling prices. For the three and nine months ended September 30, 2018, on a same branch basis, net revenue improved 12.2% and 11.6%, respectively, with slightly more than half of the increase for both periods attributable to growth in the number of completed jobs with the rest attributable to price gains and more favorable customer and product mix. We also saw organic growth in our large commercial construction end market of 15.8% and 11.0% during the three and nine months ended, September 30, 2018, respectively, while same branch new residential sales increased 11.3% and 11.6%, compared to growth in U.S. housing completions of 9.6% and 8.7% for the three and nine months ended September 30, 2018, respectively. Net revenue for the three and nine months ended September 30 was as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2018	Change	2017	2018	Change	2017
Same branch(1)	$331,205	34.4%	$246,486	$929,752	34.5%	$691,290
Acquired branch(2)	17,794	-63.5%	48,707	53,559	-62.2%	141,768

Total net revenues	$348,999	18.2%	$295,193	$983,311	18.0%	$833,058

(1)	Represents sales for branch locations owned for greater than 12 months as of the financial statement date.
(2)	Represents sales for branch locations owned for less than 12 months as of the financial statement date.

Cost of sales and gross profit

Gross profit for the three and nine months ended September 30 was as follows (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2018	Change	2017	2018	Change	2017
Net revenues	$348,999	18.2%	$295,193	$983,311	18.0%	$833,058
Cost of sales	251,665	20.1%	209,612	710,358	20.3%	590,377

Gross profit	$97,334	13.7%	$85,581	$272,953	12.5%	$242,681

Gross profit percentage	27.9%		29.0%	27.8%		29.1%

As a percentage of net revenue, gross profit decreased during the three and nine months ended September 30, 2018 compared to 2017 attributable primarily to industry-wide material cost increases beginning in January of this year as well as the impacts of our financial wellness plan, stock compensation plan for installers and branch start-up costs, partially offset by improvements in labor utilization.

Operating expenses

Operating expenses for the three and nine months ended September 30 were as follows (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2018	Change	2017	2018	Change	2017
Selling	$17,434	17.3%	$14,865	$49,300	15.9%	$42,541
Percentage of total net revenue	5.0%		5.0%	5.0%		5.1%
Administrative	$48,337	16.0%	$41,657	$137,511	12.1%	$122,679
Percentage of total net revenue	13.9%		14.1%	14.0%		14.7%
Amortization	$5,228	-23.4%	$6,824	$19,678	-0.6%	$19,790
Percentage of total net revenue	1.5%		2.3%	2.0%		2.4%

Selling

The dollar increases in selling expenses for the three and nine months ended September 30, 2018 were primarily driven by increased selling wages, commissions and bonuses on an increased sales base. Selling expense, as a percentage of sales, decreased slightly for the nine months ended September 30, 2018 compared to 2017 primarily due to lower bad debt expense.

Administrative

The increase in administrative expenses for the three and nine months ended September 30, 2018 was primarily due to an increase in wages, benefits and facility costs attributable to both acquisitions and organic growth, as well as legal expenses as a result of a legal settlement in the state of California amounting to $0.8 million. Administrative expense decreased as a percentage of sales for the three and nine months ended September 30, 2018 compared to 2017 primarily due to lower bonus expense, as well as lower liability and medical insurance expense.

Other expense

Other expense, net for the three and nine months ended September 30 was as follows (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2018	Change	2017	2018	Change	2017
Interest expense, net	$5,282	19.5%	$4,421	$15,013	31.0%	$11,456
Other	132	59.0%	83	417	13.9%	366

Total other expense	$5,414	20.2%	$4,504	$15,430	30.5%	$11,822

The increase in interest expense during the three and nine months ended September 30, 2018 compared to 2017 was due to increased debt balances associated with our borrowings to support acquisition-related growth.

Income tax provision

Income tax provision and effective tax rates for the three and nine months ended September 30 were as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Income tax provision	$5,358	$5,721	$12,762	$15,502
Effective tax rate	25.6%	32.3%	25.0%	33.8%

During the three and nine months ended September 30, 2018, our tax rate was favorably impacted primarily by the effects of the Tax Act, which reduced the U.S federal corporate tax rate from 35% to 21%, usage of net operating losses for a tax filing entity which previously had a full valuation allowance and excess tax benefits from share-based compensation arrangements. This favorability was partially offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses, as well as the loss of the domestic production activities deduction resulting from the enactment of the Tax Act.

The ultimate impact of the Tax Act may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued and actions we may take as a result of the Tax Act. We have recognized the provisional tax impacts of the Tax Act in our Condensed Consolidated Financial Statements for the year ended December 31, 2017 included within our 2017 Form 10-K. Based on a review of the guidance issued by the Internal Revenue Service in the first nine months of 2018, no adjustment to the provisional amount recorded in the Condensed Consolidated Financial Statements for the year ended December 31, 2017 was deemed necessary. We continue to assess new guidance and refine our computation of these provisional amounts and will complete our analysis within the one-year measurement period ending December 22, 2018.

KEY FACTORS AFFECTING OUR OPERATING RESULTS

Cost of materials

We purchase the materials that we install primarily from manufacturers. The industry supply of materials we install was disrupted due to a catastrophic failure at a manufacturer’s facility during the fourth quarter of 2017, resulting in insulation material allocation throughout the industry and, as a result, increased market pricing in 2018. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations, to the extent that price increases cannot be passed on to our customers. See Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Overview—2018 Third Quarter Highlights.

Liquidity and capital resources

Our capital resources primarily consist of cash from operations and borrowings under our credit agreement and capital equipment leases and loans. Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and meet required principal and interest payments. We also use our resources to fund our stock repurchase program. Our investments consist of highly liquid instruments primarily including corporate bonds and commercial paper. As of September 30, 2018, we had no outstanding borrowings under our ABL Revolver.

On June 19, 2018, we entered into a second amendment to the Term Loan Agreement (the “Term Loan Second Amendment”) to (i) extend the maturity date from April 15, 2024 to April 15, 2025 and (ii) increase the aggregate principal amount of the facility from $297.8 million to $397.8 million. In conjunction with the Term Loan Second Amendment, we wrote off fees of $1.2 million. All other provisions of the Term Loan Agreement were unchanged.

Also on June 19, 2018, we entered into a third amendment to the ABL Credit Agreement (the “ABL Third Amendment”) to (i) extend the maturity date from April 13, 2022 to June 19, 2023, (ii) increase the aggregate revolving loan commitments from $100.0 million to $150.0 million and (iii) provide enhanced borrowing availability against certain types of accounts receivable.

Furthermore, on July 16, 2018, we entered into a seven-year interest rate swap with a beginning notional of $100.0 million, as well as a forward interest rate swap beginning May 31, 2022 with a beginning notional of $100.0 million. These derivatives serve to hedge the variable cash flows associated with existing variable-rate debt on the incremental $100.0 million principal borrowings and one-year extension added to our Term Loan during the second quarter of 2018. Combined with our pre-existing interest rate swap, these three swaps serve to hedge $200.0 million of the variable cash flows on our Term Loan until maturity.

Our acquisition of Alpha, which was completed on January 5, 2017, required us to commit significant resources to the acquisition and ongoing support of Alpha’s business. This acquisition was funded by drawing on the credit facility in existence at that time.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months as evidenced by our net positive cash flows from operations for each of the nine months ended September 30, 2018 and 2017. At September 30, 2018, we were in compliance with all applicable covenants under our borrowing agreements.

The following table summarizes our liquidity (in thousands):

	As of September 30, 2018	As of December 31, 2017
Cash and cash equivalents	$139,089	$62,510
Short-term investments	15,358	30,053
ABL Revolver(1)	150,000	100,000
Less: outstanding letters of credit and cash-collateral	(28,537)	(17,902)

Total liquidity	$275,910	$174,661

(1)

Liquidity under our ABL Revolver is currently capped by our borrowing base availability. As such, our actual liquidity from this instrument as of September 30, 2018, is less than the amount shown in the above table.

Letters of Credit and Bonds

We may use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. In addition, we occasionally use letters of credit and cash to secure our performance under our general liability and workers’ compensation insurance programs. Permit and license bonds are typically issued for one year and are required by certain municipalities when we obtain licenses and permits to perform work in their jurisdictions. The following table summarizes our outstanding bonds, letters of credit and cash-collateral as of September 30, 2018 (in thousands):

2018
Performance bonds	$36,785
Insurance letters of credit and cash-collateral	28,537
Permit and license bonds	6,749

Total bonds and letters of credit	$72,071

In January 2018, we posted $10.0 million into a trust to serve as additional collateral for our workers’ compensation and general liability policies. This $10.0 million can be converted to a letter of credit at our discretion and is therefore not considered to be restricted cash.

Historical cash flow information

Cash flows from operating activities

Net cash provided by operating activities was $68.8 million and $53.3 million for the nine months ended September 30, 2018 and 2017, respectively. Generally, the primary driver of our cash flows from operating activities is operating income adjusted for certain non-cash items, offset by cash payments for taxes and interest on our outstanding debt. Our cash flows from operations can be impacted by the timing of our cash collections on sales and collection of retainage amounts. In addition, cash flows are seasonally stronger in the third and fourth quarters as a result of increased construction activity.

Cash flows from investing activities

Business Combinations. During the nine months ended September 30, 2018 and 2017, we made cash payments, net of cash acquired, of $34.7 million and $131.0 million, respectively, on business combinations. Our acquisition of Alpha in January 2017 required an investing cash outlay of $103.8 million.

Capital Expenditures. Total cash paid for property and equipment was $27.1 million and $22.9 million for the nine months ended September 30, 2018 and 2017, respectively, and was primarily related to purchases of vehicles and various equipment to support our growing operations. We expect to continue to support any increases in 2018 net revenue through further capital expenditures.

Other. During the nine months ended September 30, 2018 and 2017, we invested $22.8 million and $25.2 million, respectively, in short-term investments consisting primarily of corporate bonds and commercial paper and had $37.5 million in short-term investments that matured during the nine months ended September 30, 2018.

Cash flows from financing activities

We utilize our credit facilities to support our operations and continuing acquisitions, fund our stock repurchase program and finance our fleet expansion. During the nine months ended September 30, 2018 and 2017, we had cash inflows from our credit facilities, net of payments on these instruments and other long-term debt, amounting to $88.9 million and $183.3 million, respectively, to support those initiatives. In addition, we made $4.3 million and $5.6 million in principal payments on our capital leases during the nine months ended September 30, 2018 and 2017, respectively, and received proceeds of $20.7 million and $15.8 million during the nine months ended September 30, 2018 and 2017, respectively, from our fixed asset loans, which serve to offset a significant portion of the capital expenditures included in cash flows from investing activities as described above. Lastly, we repurchased approximately 793 thousand shares of our common stock for $42.8 million during the nine months ended September 30, 2018 as part of our 2018 stock repurchase plan. See Note 9, Stockholders’ Equity for more information surrounding our stock repurchase plan.

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

Contractual Obligations

During the nine months ended September 30, 2018, we entered into an agreement with one of our suppliers to purchase a portion of the insulation materials we utilize across our business. The intention of this agreement, in part, is to purchase a minimum quantity of materials at a set price, ensuring supply and locking in prices at agreed-upon rates. This agreement is effective January 1, 2019 through December 31, 2021 with a purchase obligation of $25.8 million for 2019, $20.8 million for 2020 and $14.6 million for 2021.

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2018, we changed certain of our critical accounting policies and estimates, from those previously disclosed in our 2017 Form 10-K, in relation to our revenue recognition and our hedge accounting, as a result of the adoption of new accounting standards on January 1, 2018.

Recently Adopted Accounting Pronouncements

Standard	Adoption

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)	ASC 606 sets forth a new revenue recognition model that requires identifying the contract(s) with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations and recognizing the revenue upon satisfaction of performance obligations. We adopted the provisions of ASU 2014-09 and related subsequently-issued amendments beginning on January 1, 2018 using the modified retrospective approach and, as such, recognized a $2.1 million cumulative effect, net of tax, of initially applying the standard as an increase to the opening balance of retained earnings on January 1, 2018. See Note 3, Revenue Recognition, for further information regarding our revenue recognition policies and the revisions to correct certain immaterial misstatements.

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to accounting for Hedging Activities	ASU 2017-12 better aligns a company’s risk management activities and financial reporting for hedging relationships and makes certain improvements to simplify the application of hedge accounting guidance. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. We elected to early adopt this ASU effective January 1, 2018 and, as such, recognized a $0.1 million adjustment to our opening retained earnings and accumulated other comprehensive income as of January 1, 2018 to reclassify the cash flow hedge ineffectiveness previously recorded in net income in the fourth quarter of 2017 to accumulated other comprehensive income.

ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff	In March 2018, the Financial Accounting Standards Board issued ASU 2018-05, which became effective immediately. ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). See Note 11, Income Taxes, for additional information regarding the adoption of ASU 2018-05.

ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)	ASU 2018-15 amends the existing accounting standards for capitalizing implementation costs of internal-use software by including service contracts in a cloud computing arrangement. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2019 and interim periods therein, with early adoption permitted. We elected to early adopt this ASU using the prospective approach effective July 1, 2018 and, as such, have capitalized certain implementation costs associated with service contracts in a cloud computing arrangement. The effects of adoption were not significant.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market, our financial and business model, our efforts to navigate the material pricing environment, our ability to increase selling prices, our material and labor costs, demand for our services and product offerings, expansion of our national footprint and diversification, our ability to capitalize on the new home and commercial construction recovery, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability, expectations for demand for our services and our earnings in 2018 and expectations for 2019. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, general economic and industry conditions, the material price environment, and the factors discussed in the “Risk Factors” section of our 2017 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. Upon entering the Term Loan Second Amendment during the nine months ended September 30, 2018, we increased the aggregate principal amount of our debt by $100.0 million. On July 16, 2018, we entered a seven-year interest rate swap with a beginning notional of $100.0 million that serves to hedge the additional $100.0 million term loan. We also entered into a forward interest rate swap beginning May 31, 2022 with beginning notional of $100.0 million. All of our derivatives combine to reduce our variable rate debt by $200.0 million, resulting in total variable rate debt exposed to market risks of $198.3 million as of September 30, 2018. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $2.0 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1. Financial Statements, Note 13, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.

Item 1A.	Risk Factors

There have been no material changes for the three months ended September 30, 2018 from the risk factors as disclosed in our 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the stock repurchase activity for the three months ended September 30, 2018:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
July 1 - 31, 2018	—	$—	—	—
August 1 - 31, 2018	333,035	47.49	333,035	$9.6 million
September 1 - 30, 2018	47,659	49.57	47,659	$7.2 million

	380,694	$47.75	380,694	$7.2 million

(1)

On February 28, 2018, we announced that our Board of Directors authorized a $50 million stock repurchase program effective March 2, 2018 through February 28, 2019, unless extended by the Board of Directors. We repurchased 380,694 shares for $18.2 million during the three months ended September 30, 2018 under this stock repurchase program. We repurchased 412,717 shares for $24.6 million in the first quarter of 2018 under this stock repurchase program and did not repurchase any shares in the second quarter of 2018.

Item 3.	Defaults Upon Senior Securities

There have been no material defaults in senior securities.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)(3) Exhibits

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1	Retirement and General Release Agreement, dated as of July 31, 2018, by and among Installed Building Products, Inc., Installed Building Products, LLC, TCI Contracting, LLC and J. Michael Nixon (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2018).

31.1*	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 (a)	Financial statements in XBRL Format.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2018

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer