Form 10-K
period 2018-12-31
Installed Building Products, Inc.
filed 2019-02-28
CIK 1580905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2018 was $1,242,212,078.

On February 20, 2019, the registrant had 29,915,611 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

i

Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market, our financial and business model, our efforts to navigate the material pricing environment, our ability to increase selling prices, our material and labor costs, demand for our services and product offerings, expansion of our national footprint and diversification, our ability to capitalize on the new home and commercial construction recovery, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability and expectations for demand for our services and our earnings in 2019. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, the factors discussed in the “Risk Factors” section of this Form 10-K, as the same may be updated from time to time in our subsequent filings with the Securities and Exchange Commission, or SEC. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.

Important factors that could cause our results to vary from expectations include, but are not limited to:

•	our dependence on the economy, the housing market, the level of new residential and commercial construction activity and the credit markets;

•	the cyclical and seasonal nature of our business;

•	declines in the economy or slowing of the housing market recovery that could lead to significant impairment charges;

•	our exposure to severe weather conditions;

•	the highly fragmented and competitive nature of our industry;

•	product shortages or the loss of key suppliers;

•	changes in the costs and availability of products;

•	inability to continue to successfully expand into new products or geographic markets;

•	inability to successfully acquire and integrate other businesses;

•	inability to successfully expand into the commercial construction market;

•	our exposure to claims arising from our operations;

•	our reliance on key personnel;

•	our ability to attract, train and retain qualified employees while controlling labor costs;

•	changes in employment and/or immigration laws;

•	our exposure to product liability, workmanship warranty, casualty, construction defect and other claims and legal proceedings;

•	changes in, or failure to comply with, federal, state, local and other regulations;

•	disruptions in our information technology systems, including cybersecurity incidents;

•	our ability to implement and maintain effective internal control over financial reporting; and

•	additional factors discussed under Item 1, Business; Item 1A, Risk Factors; and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

ii

PART I

Item 1.	Business

OUR COMPANY

Installed Building Products, Inc. (“IBP”), a Delaware corporation formed on October 28, 2011, and its wholly-owned subsidiaries (collectively referred to as the “Company” and “we,” “us” and “our”) primarily install insulation, waterproofing, fire-stopping, fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving and mirrors and other products for residential and commercial builders located in the continental United States.

We offer our portfolio of services from our national network of over 175 branch locations serving all 48 continental states and the District of Columbia. Each of our branches has the capacity to serve all of our end markets. We believe we have the number one or two market position for new single-family insulation installation in more than half of the markets in which we operate based on permits issued in those markets. We are committed to delivering quality installation with a commitment to safety, corporate social responsibility and total customer satisfaction.

Our business began in 1977 with one location in Columbus, Ohio. In the late 1990s, we began our acquisition strategy with the goal of creating a national platform. Since 1999, we have successfully completed and integrated over 140 acquisitions, which has allowed us to generate significant scale and to diversify our product offerings while expanding into some of the most attractive new construction markets in the United States. We believe we are well positioned to continue to profitably grow our business due to our strong balance sheet, liquidity and acquisition strategy. For a further discussion of our industry and trends affecting our industry, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition, Key Factors Affecting our Operating Results, in this Form 10-K.

OUR OPERATIONS

We manage all aspects of the installation process for our customers, from our direct purchase and receipt of materials from national manufacturers to our timely supply of materials to job sites and quality installation. Installation of insulation is a critical phase in the construction process, as certain interior work cannot begin until the insulation phase passes inspection.

Insulation

Overview

We are one of the largest new residential insulation installers in the United States based on our internal estimates. Insulation installation comprised approximately 66% of our net revenue for the year ended December 31, 2018. We handle every stage of the installation process, including material procurement, project scheduling and logistics, multi-phase professional installation and quality inspection.

Insulation Materials

We offer a wide range of insulation materials consisting of:

•

Fiberglass and Cellulose Insulation – Fiber glass insulation is made of fibrous glass that is held together by a thermoset resin creating insulating air pockets. It typically contains an average of 50% recycled content. It is primarily available in two forms: batts (also referred to as blankets) and loosefill (also referred to as blown in). Fiberglass is the most widely used residential insulation material in the United States. Cellulose insulation is made primarily of paper and cardboard and has a very high recycled content. Cellulose is only available in loosefill form and is blown into the structure with specialized equipment. Fiberglass and cellulose insulation accounted for approximately 85% of our insulation sales for the year ended December 31, 2018.

•

Spray Foam Insulation – Spray foam insulation, which is generally a polyurethane foam, is applied at a job site by mixing two chemical components together in specialized application equipment. While typically having the highest insulating value per inch and sealing effectiveness of all insulation materials that we offer, spray foam is also typically the most expensive on an installed basis. Spray foam insulation accounted for approximately 15% of our insulation sales for the year ended December 31, 2018.

Insulation Installation Applications

Local building codes typically require the installation of insulation in multiple areas of a structure. Each of these areas is frequently referred to as a phase of the insulation installation process and requires a separate trip to the job site by our installers at different points in the construction of a structure. Building practice and the inspection process differ geographically and require our involvement at different times during the construction process. We assist the builders with coordinating inspections. We install insulation and sealant materials in many areas of a structure, including:

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

•	In each of these applications, we typically use fiberglass batts, except in attic installations where we typically install loosefill fiberglass or cellulose.

Waterproofing

Some of our locations install waterproofing, caulking and moisture protection systems for commercial and industrial construction projects. We offer a variety of waterproofing options, including, but not limited to, sheet and hot applied waterproofing membranes, deck coating systems, bentonite systems and air & vapor systems. The installation and service of waterproofing comprised approximately 7% of our net revenue for the year ended December 31, 2018.

Shower Doors, Closet Shelving and Mirrors

Some of our locations install a variety of shower enclosures, ranging from basic sliding door designs to complex custom designs. We have the ability to meet our customers’ diverse needs by customizing shower enclosures by size and style according to their specifications, including framing, hardware and glass options. We design and install closet shelving systems in select markets utilizing some of the highest quality products available from national brands. We also offer standard and custom designed mirrors for our customers. Shower doors, closet shelving and mirror installations comprised approximately 7% of our net revenue for the year ended December 31, 2018.

Garage Doors

Some of our locations install and service garage doors and openers for new residential construction builders, homeowners and commercial customers. We offer a variety of options from some of the best-known garage door brands. We offer steel, aluminum, wood and vinyl garage doors as well as opener systems. Unlike the other products we install, the garage door business has an ongoing aftermarket service component, which represented almost one-third of the net revenue resulting from garage doors for the year ended December 31, 2018. The installation and service of garage doors comprised approximately 6% of our net revenue for the year ended December 31, 2018.

Rain Gutters

Some of our locations install a wide range of rain gutters, which direct water from a home’s roof away from the structure and foundation. Rain gutters are typically constructed from aluminum or copper and are available in a wide variety of colors, shapes and widths. They are generally assembled on the job site using specialized equipment. The installation of rain gutters comprised approximately 3% of our net revenue for the year ended December 31, 2018.

Window Blinds

Some of our locations install different types of window blinds, including cordless blinds, shades and shutters. The installation of window blinds comprised approximately 2% of our net revenue for the year ended December 31, 2018.

Other Building Products

Some of our locations install other complementary building products, none of which is an individually significant percentage of net revenue. Installation of other building products comprised approximately 9% of our net revenue for the year ended December 31, 2018.

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

Experienced sales and service professionals are important to our customer growth and increasing our profitability. Retaining and motivating local employees has been an important component of our acquisition and operating strategies. As of December 31, 2018, we employed approximately 600 sales professionals and our sales force has spent an average of almost a decade with our operations. The local sales staff, which is generally led by the branch manager, is responsible for maintaining relationships with our customers. These local teams work diligently to increase sales by supporting our existing customers with excellent service and value while also pursuing new customers with competitive offerings. In addition to the efforts of our sales staff, we market our product and service offerings on the internet, in the local yellow pages, on the radio and through advertisements in trade journals. We primarily conduct our marketing using local trademarks and trade names.

COMPETITIVE ADVANTAGES

We seek to differentiate ourselves in areas we believe we have a competitive advantage, including:

National scale with a local presence. Our national scale gives us access to the best products, training and innovation available, while our local teams provide best in class installation services and outstanding customer service. Our customers generally select their building products installer based on quality and timeliness of service, knowledge of local building codes, product application expertise, pricing, relationships and reputation in the market. For these reasons, we emphasize the importance of developing and maintaining customer relationships at the local level and rely heavily on the knowledge and experience of our branch management and staff.

Diversified product lines. Diversifying our product line offerings provides us opportunity to increase sales for each contract and leverage our branch costs to improve profitability. We continue to form synergies by taking advantage of cross-selling opportunities with our existing customers in markets where we have multiple lines of business.

Engaged employees. We offer competitive benefits to our employees to ensure an engaged workforce. In addition to offering certain benefits to most employees, including medical insurance, 401k and paid time off benefits, we also offer longevity stock awards, financial wellness training and savings matching in order to recruit and retain employees. Opportunity for professional growth, training and advancement are encouraged.

Financial strength. We believe that we are among the most financially sound companies in our industry. We place an emphasis on having a strong balance sheet which allows us to focus on our strategic initiatives and pursue growth opportunities using our proven acquisition strategy, drive profitability and generate cash. We believe that we are well positioned to properly manage most unanticipated cash flow variations and the seasonality of our business.

Execution excellence. We believe that our ability to consistently complete our installations within a customer’s production schedule is recognized by our customers and is a key component of our high level of service. We have a proven track record of customer satisfaction in managing all aspects of the installation process for our customers. Throughout the construction process, our branch sales and supervisory staff and installation teams make frequent site visits to ensure timely and proper installation and to provide general service support. We believe a high level of service is valued by our customers and generates customer loyalty.

Broad customer base. We benefit from a customer base which includes production and custom homebuilders, multi-family and commercial construction firms and homeowners. We continue to enhance our longstanding relationships with some of the largest builders in the country.

Relationship with suppliers. We have a long standing relationship with many of the manufacturers of the materials we install. This often allows us to negotiate preferred supply contract terms.

BUSINESS STRATEGY

We believe our geographic footprint, long-standing relationships with national insulation manufacturers, streamlined value chain and proven track record of successful acquisitions provides us with opportunities for continued growth in our existing markets and expansion into new markets. We believe we are well positioned to further improve our profitability and results in 2019 and we will continue to emphasize the following strategic business objectives in 2019:

•	capitalize on the new residential and commercial construction markets;

•	capitalize on our ability to cross-sell products through existing markets as well as new markets entered as a result of acquisitions;

•	continue to strengthen our market share position by working with the best customers;

•	pursue value enhancing acquisitions by being disciplined in our approach to valuations and pricing;

•	enhance profitability from our operating leverage and national scale; and

•	continue organic expansion of the commercial end market in existing geographies.

However, we can provide no assurance that the positive trends reflected in our recent financial and operating results will continue in 2019.

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

CUSTOMERS

We serve a broad group of national, regional and local homebuilders, multi-family and commercial construction firms, individual homeowners and repair and remodeling contractors. Our top ten customers, which are a combination of national and regional builders, accounted for approximately 14% of net revenue for the year ended December 31, 2018. No single customer accounted for more than 4% of net revenue during the year ended December 31, 2018.

BACKLOG

Certain of our contracts are accounted for under the percentage-of-completion method of accounting. When the percentage-of-completion method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. The costs of earned revenue include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Backlog represents the transaction price for contracts for which work has not been performed and excludes unexercised contract options and potential modifications. Backlog is not a guarantee of future revenues as contractual commitments may change. There can be no assurance that backlog will result in revenues within the expected timeframe, if at all. We estimate backlog was $88.0 million as of December 31, 2018 and we estimated it to be $80.8 million as of December 31, 2017.

SUPPLIERS

We have long-term relationships with many of our suppliers and have not experienced any significant disruption in the supply of any of the primary materials we purchase and install. As one of the largest purchasers of insulation in the United States, we believe that we maintain particularly strong relationships with the largest manufacturers of these products. The proximity of certain of our branch locations to insulation manufacturers’ facilities provides additional mutual benefits, including opportunities for cost savings and joint planning regarding future production. Due to the limited number of large fiberglass insulation manufacturers, our three largest suppliers in the aggregate accounted for approximately 39% of all material purchases for the year ended December 31, 2018. We also believe that we maintain good relationships with suppliers of the non-insulation products we install. We have found that using multiple suppliers ensures a stable source of materials and favorable purchasing terms as suppliers compete to gain and maintain our business. In addition, our national purchasing volumes provide leverage with suppliers as we pursue additional purchasing synergies.

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

The composition and level of our working capital typically change during periods of increasing sales as we carry more inventory and receivables, although these changes are generally offset in part by higher trade payables to our suppliers. Working capital levels increase in the summer and fall seasons due to higher sales during the peak of residential construction activity. Typically, the subsequent collection of receivables and reduction in inventory levels during the winter months has positively impacted cash flow. In the past, we have from time to time utilized our borrowing availability under our credit facilities to cover short-term working capital needs.

COMPETITION

We believe that competition in our industry is based on quality and timeliness of service, knowledge of local building codes, pricing, relationships and reputation in the market. The building products installation industry is highly fragmented across all of the various products that we install, with the insulation industry being the most consolidated of our products. Our competitors include one other large national contractor, several large regional contractors and numerous local contractors. We expect to continue to effectively compete in our local markets given our long-standing customer relationships, access to capital, tenure and quality of local staff, quality installation reputation and competitive pricing.

EMPLOYEES

As of December 31, 2018, we had approximately 7,700 employees, consisting of approximately 5,450 installers, approximately 600 sales professionals, approximately 500 production personnel and approximately 1,150 administrative and management personnel. Approximately 30 of our employees are covered under collective bargaining agreements. We have never experienced a work stoppage or strike, and we believe that we have good relationships with our employees.

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

ENVIRONMENTAL, SOCIAL AND REGULATORY MATTERS

The Department of Energy, or DOE, states that over half of the energy used in the average American home is for heating and cooling due to many homes not having proper insulation. Per an insulation fact sheet provided by the DOE, inadequate insulation and air leakage are leading causes of energy waste in most homes. Through insulating homes and commercial structures, our industry promotes energy efficiency. Our loose-fill cellulose insulation is manufactured from recycled waste paper and our fiberglass insulation is made from recycled glass which helps reuse resources and reduce our global footprint.

We are committed to socially responsible corporate practices. Through charitable donations and volunteer opportunities, we give back to the communities we serve. We also provide longevity stock awards and financial wellness training to our employees.

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

In addition, our suppliers are subject to various laws and regulations, including environmental laws and regulations. With our purchase of a cellulose manufacturer in November 2018, we are subject to similar laws and regulations that apply to our suppliers.

CORPORATE AND AVAILABLE INFORMATION

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

RISKS RELATED TO OUR BUSINESS

Our business and the industry in which we operate are highly dependent on general and local economic conditions, the housing market, the level of new residential and commercial construction activity and other important factors, all of which are beyond our control.

Our business is cyclical, seasonal and highly sensitive to economic and housing market conditions over which we have no control, including:

•	the number of new home and commercial building construction starts;

•	short- and long-term interest rates;

•	inflation;

•	employment levels and job and personal income growth;

•	housing demand from population growth, household formation and other demographic changes;

•	housing affordability;

•	rental housing demand;

•	availability and cost of labor;

•	availability and cost of land;

•	changes in material prices;

•	local zoning and permitting processes, including the length of building cycles from permit to completion, based on local economic or environmental factors;

•	federal, state and local energy efficiency programs, regulations, codes and standards;

•	availability and pricing of mortgage financing for homebuyers and commercial financing for developers of multi-family homes and commercial projects;

•	foreclosure rates;

•	consumer confidence generally and the confidence of potential homebuyers in particular;

•	U.S. and global financial system and credit market stability;

•	federal government economic, trade, and spending laws and policies;

•	private party and government mortgage loan programs and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices;

•	federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, state and local income and real estate taxes and other expenses;

•	general economic conditions, including in the markets in which we compete; and

•	natural disasters, war, acts of terrorism and response to these events.

Unfavorable changes in any of the above conditions could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business generally or be more prevalent or concentrated in particular markets in which we operate. Any deterioration in economic or housing market conditions or continuation of uncertain economic or housing market conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

A downturn in the housing market could materially and adversely affect our business and financial results.

In 2018, the U.S. Census Bureau reported an estimated 1.2 million total housing starts. This is an increase of approximately 3.6% from 2017, but still well below historical averages over the past 50 years. There is significant uncertainty regarding the timing and extent of any further recovery in new home construction and resulting product demand levels, and any decline may materially adversely affect our business, financial condition, results of operations and cash flows. In particular, the increases in mortgage interest rates over the past several years and rising home prices, along with other economic factors, may slow the recovery of the home construction market or lead to a decline. For example, in the second half of 2018, rising interest rates and increased home prices have raised concerns over the affordability of housing. These affordability concerns have caused housing demand to stall and led to declines in the National Associates of Homebuilders Housing Market Index, which gauges homebuilder perceptions of current single-family home sales and sales expectations. In addition, some analysts project that the demand for residential construction may be negatively impacted as the number of renting households has increased in recent years and a shortage in the supply of affordable housing is expected to result in lower home ownership rates.

Other factors that might impact growth in the homebuilding industry include: uncertainty in financial, credit and consumer lending markets amid slow growth or recessionary conditions; levels of mortgage repayment; limited credit availability; federal and state personal income tax rates and recent changes to the deductibility of certain state and local taxes; Federal Reserve policy changes; shortages of suitable building lots in many regions; shortages of experienced labor; soft housing demand in certain markets; and rising materials prices. Given these factors, we can provide no assurance that present growth trends will continue, whether overall or in our markets, or whether the new single-family residential market will ever return to historical levels. The economic downturn in 2007-2010 severely affected our business. A continuation of the recent reduction in housing demand could have a similar effect on us.

Our business relies on commercial construction activity, which has faced significant challenges and is dependent on business investment.

A portion of the products we sell are for the commercial construction market. If the growth in this market does not continue or gain further momentum, the growth potential of our business, and our financial condition, results of operations and cash flows could be adversely affected.

According to Dodge Data & Analytics, commercial construction put in place began to recover in 2013. However, 2018 levels of new commercial construction square footage put in place, measured by square footage of construction, are still well below the historical market average of 1.3 billion square feet annually since 1970.

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

We cannot predict the duration of the current market conditions or the timing or strength of any future growth of commercial construction activity in our markets. Weakness in the commercial construction market would have a material adverse effect on our business, financial condition and operating results. Continued uncertainty about current economic conditions will continue to pose a risk to our businesses that serve the non-residential markets. If participants in these industries postpone spending in response to tighter credit, negative financial news and declines in income or asset values or other factors, this could have a material negative effect on the demand for our products and services and on our business, financial condition and results of operations.

A decline in the economy and/or a deterioration in expectations regarding the housing market or the commercial construction market could cause us to record significant non-cash impairment charges, which could negatively affect our earnings and reduce stockholders’ equity.

We review our goodwill and other intangible assets for impairment annually during the fourth quarter and when events or changes in circumstances indicate the carrying value may not be recoverable. In doing so, we either assess qualitative factors or perform a detailed analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We did not record any goodwill impairment charges in 2018, 2017 or 2016; however, a decline in the expectation of our future performance, or a decline in our market capitalization, or deterioration in expectations regarding the general economy and/or the timing and the extent of new home construction and home improvement and commercial construction activity may cause us to recognize non-cash, pre-tax impairment charges for goodwill or other long-lived assets, which are not determinable at this time. In addition, as a result of our acquisition strategy, we have recorded goodwill and may incur impairment charges in connection with prior and future acquisitions. If the value of goodwill or other intangible assets is impaired, our earnings and stockholders’ equity would be adversely affected. As of December 31, 2018, we had goodwill and other intangible assets in an aggregate amount of $322.8 million, or approximately 39% of our total assets, which is in excess of our stockholders’ equity.

Our business is seasonal and may be affected by adverse weather conditions or natural disasters.

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

In addition, adverse weather conditions, such as unusually prolonged cold conditions, rain, blizzards, hurricanes, earthquakes, fires or other natural disasters could accelerate, delay or halt construction or installation activity. The impact of these types of events on our business may adversely impact quarterly or annual net revenue, cash flows from operations and results of operations.

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

In the event that increased demand leads to higher prices for the products we install, we may have limited, if any, ability to pass on price increases in a timely manner or at all due to the fragmented and competitive nature of our industry. Residential homebuilders have, in the past, placed pressure on their suppliers to keep prices low, also contributing to the possibility of not being able to pass on price increases.

Product shortages or the loss of key suppliers could affect our business, financial condition, results of operations and cash flows.

Our ability to offer a wide variety of products to our customers depends on our ability to obtain adequate product supply from manufacturers. We do not typically enter into long-term agreements with our suppliers but have done so from time to time, including in 2018 when we entered into a contract to provide a portion of the insulation materials we utilize across our businesses during 2019, 2020 and 2021. We have certain agreements that do not qualify as supply agreements due to a lack of a fixed price and/or lack of a fixed and determinable purchase quantity, but nonetheless may require us to purchase certain of our products from certain vendors, depending on the specific circumstances. Generally, our products are available from various sources and in sufficient quantities to meet our operating needs. However, the loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our business, financial condition, results of operations and cash flows. Historically, unexpected events, such as incapacitation of supplier facilities due to extreme weather or fire, have temporarily reduced manufacturing capacity and production. In addition, during prior economic downturns in the housing industry, manufacturers have reduced capacity by closing plants and production lines within plants. Even if such capacity reductions are not permanent, there may be a delay in manufacturers’ ability to increase capacity in times of rising demand. If the demand for products from manufacturers and other suppliers exceeds the available supply, we may be unable to source additional products in sufficient quantity or quality in a timely manner and the prices for the products that we install could rise. These developments could affect our ability to take advantage of market opportunities and limit our growth prospects. We continually evaluate our supplier relationships and at any given time may move some or all of our purchases from one or more of our suppliers. There can be no assurance that any such action would have its intended effect.

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

The principal building products that we install have been subject to price changes in the past, some of which have been significant. For example, the industry supply of a portion of the insulation materials we install was disrupted due to a catastrophic failure at a manufacturer’s facility during the fourth quarter of 2017, resulting in insulation material allocation throughout the industry and, as a result, increased market pricing in 2018. In addition, our results of operations for individual quarterly periods can be, and have been, adversely affected by a delay between when building product cost increases are implemented and when we are able to increase prices for our products and services, if at all. Our supplier purchase prices often depend on volume requirements. If we do not meet these volume requirements, our costs could increase and our margins may be adversely affected. In addition, while we have been able to achieve cost savings through volume purchasing and our relationships with suppliers, we may not be able to continue to receive advantageous pricing for the products that we install, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We may not be able to continue to successfully expand into new products or geographic markets and further diversify our business, which could negatively impact our future sales and results of operations.

Generally, we seek to acquire businesses that will complement, enhance, or expand our current business or product offerings, or that might otherwise offer us growth opportunities, including the expansion of our national footprint and end markets. Our business depends in part on our ability to diversify and grow our business and expand the types of complementary building products that we install. Our product and geographic expansion may not be successful and may not deliver expected results, which could negatively impact our future sales and results of operations.

Our expansion into new geographic markets may present competitive, local market and other challenges that differ from current ones. We may be less familiar with the target customers and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations. Expansion into new geographic markets may also bring us into direct competition with companies with whom we have little or no past experience as competitors. To the extent we rely upon expansion into new geographic markets for growth and do not meet the new challenges posed by such expansion, our future sales growth could be negatively impacted, our operating costs could increase, and our business operations and financial results could be adversely affected.

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

Our continued expansion into the commercial construction end market could affect our revenue, margins, financial condition, operating results and cash flows.

Our commercial construction end market business involves competitive, operational, financial and accounting challenges and other risks that differ from our traditional residential end market business. For example, the typical contractual terms and arrangements and billing cycle for the commercial construction end market are different than the residential new construction end market. In addition, our expansion may include opening new branches that have higher start-up costs compared to our acquired branches. These factors and any other challenges we encounter could adversely affect our margins, financial condition, operating results and cash flows.

As of December 31, 2018, our estimated backlog was approximately $88.0 million. In accordance with industry practice, many of our contracts are subject to cancellation, reduction, termination or suspension at the discretion of the customer in respect of work that has not yet been performed. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog but instead would collect revenues in respect of all work performed at the time of cancellation as well as all other costs and expenses incurred by us through such date. Projects can remain in backlog for extended periods of time because of the nature of the project, delays in execution of the project and the timing of the particular services required by the project. Additionally, the risk of contracts in backlog being canceled, terminated or suspended generally increases at times, including as a result of periods of widespread macroeconomic and industry slowdown, weather, seasonality and many of the other factors impacting our business. Many of the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. The revenue for certain contracts included in backlog are based on estimates. Therefore, the timing of performance on our individual contracts can affect our margins and future profitability. There can be no assurance that backlog will result in revenues within the expected timeframe, if at all.

We may be subject to claims arising from the operations of our various businesses for periods prior to the dates we acquired them.

We have consummated over 140 acquisitions. We may be subject to claims or liabilities arising from the ownership or operation of acquired businesses for the periods prior to our acquisition of them, including environmental, employee-related and other liabilities and claims not covered by insurance. These claims or liabilities could be significant. Our ability to seek indemnification from the former owners of our acquired businesses for these claims or liabilities may be limited by various factors, including the specific time, monetary or other limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy our indemnification claims. In addition, insurance companies may be unwilling to cover claims that have arisen from acquired businesses or locations, or claims may exceed the coverage limits that our acquired businesses had in effect prior to the date of acquisition. If we are unable to successfully obtain insurance coverage of third-party claims or enforce our indemnification rights against the former owners, or if the former owners are unable to satisfy their obligations for any reason, including because of their financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our financial condition and results of operations.

Our success depends on our key personnel.

Our business results depend largely upon the continued contributions of our senior management team. We do not have employment agreements with any of our executive officers other than Jeff Edwards, our Chief Executive Officer and President. Although Mr. Edwards’ employment agreement requires him to devote the amount of time necessary to conduct our business and affairs, he is also permitted to engage in other business activities that do not create a conflict of interest or substantially interfere with his service to us, including non-competitive operational activities for his real estate development business. If we lose members of our management team, our business, financial condition and results of operations, as well as the market price of our securities, could be adversely affected.

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

The labor market for the construction industry is competitive, including within the sector in which we operate. We must attract, train and retain a large number of qualified employees to install our products while controlling related labor costs. We face significant competition for these employees from our industry as well as from other industries. Tighter labor markets may make it even more difficult for us to hire and retain installers and control labor costs. Our ability to attract qualified employees and control labor costs is subject to numerous external factors, including competitive wage rates and health and other insurance and benefit costs. A significant increase in competition, minimum wage or overtime rates in localities where we have employees could have a significant impact on our operating costs and may require that we take steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.

Higher labor and health care costs could adversely affect our business.

Our labor costs may continue to increase as of result of competition, health and other insurance and benefit costs. In addition, health care coverage requirements, changes in workplace regulations and any future legislation could cause us to experience higher health care and labor costs in the future. Increased labor, health care and insurance costs could have an adverse effect on our business, financial condition and results of operations.

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

Our business could be adversely affected by changes in immigration laws or failure to properly verify the employment eligibility of our employees.

Some states in which we operate are considering or have already adopted new immigration laws or enforcement programs, and the federal government from time to time considers and implements changes to federal immigration laws, regulations or enforcement programs. These changes may increase our compliance and oversight obligations, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we verify the employment eligibility status of all our employees, including through participation in the “E-Verify” program in the states that require it, some of our employees may, without our knowledge, be unauthorized workers. In addition, use of the “E-Verify” program does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and may subject us to fines or penalties and, if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and retain qualified employees. Termination of a significant number of employees due to work authorization or other regulatory issues may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration laws. These factors could have a material adverse effect on our reputation, business, financial condition and results of operations.

Furthermore, immigration laws have been an area of considerable political focus in recent years, and the U.S. Congress, Department of Homeland Security and the Executive Branch of the U.S. government from time to time consider or implement changes to federal immigration laws, regulations or enforcement programs. Changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and potential liability and make our hiring process more cumbersome, or reduce the availability of potential employees. We are subject to regulations of U.S. Immigration and Customs Enforcement, or ICE, and Department of Labor, and we are audited from time to time by these parties for compliance with work authentication requirements. While we believe we are in compliance with applicable laws and regulations, if we are found not to be in compliance as a result of any audits, we may be subject to fines or other remedial actions.

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

We are subject to product liability, workmanship warranty, casualty, negligence, construction defect, breach of contract and other claims and legal proceedings relating to the products we install or manufacture that, if adversely determined, could adversely affect our financial condition, results of operations and cash flows. We rely on manufacturers and other suppliers to provide us with most of the products we install. Other than for our recently acquired manufacturer of cellulose insulation, we do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers. As such, we are exposed to risks relating to the quality of such products.

In addition, we are exposed to potential claims arising from the conduct of our employees, homebuilders and other subcontractors, for which we may be contractually liable. We have in the past been, and may in the future be, subject to fines, penalties and other liabilities in connection with injury or damage incurred in conjunction with the installation of our products. The nature and extent to which we use hazardous or flammable materials in our manufacturing processes creates risk of damage to persons and property that, if realized, could be material. Although we currently maintain what we believe to be suitable and adequate insurance, we may be unable to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities. In addition, some liabilities may not be covered by our insurance.

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

We are subject to various federal, state, local and other laws and regulations, including, among other things, worker and workplace health and safety regulations promulgated by the DOT, employment regulations promulgated by the U.S. Equal Employment Opportunity Commission and tax regulations promulgated by the Internal Revenue Service and various other state and local tax authorities. More burdensome regulatory requirements in these or other areas may increase our expenses and adversely affect our business, financial condition, results of operations and cash flows. Moreover, our failure to comply with the regulatory requirements applicable to our business could subject us to substantial fines and penalties that could adversely affect our business, financial condition, results of operations and cash flows. In addition, our recently acquired manufacturing facility is also subject to additional laws and regulations which may increase our exposure to health and safety liabilities.

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

We are subject to various federal, state and local environmental laws and regulations. Although we believe that we operate our business, including each of our locations, in compliance with applicable laws and regulations and maintain all material permits required under such laws and regulations to operate our business, we may be held liable or incur fines or penalties in connection with such requirements. In addition, environmental laws and regulations, including those related to energy use and climate change, may become more stringent over time, and any future laws and regulations could have a material impact on our operations or require us to incur material additional expenses to comply with any such future laws and regulations.

Our recently acquired manufacturing facility is also subject to additional laws and regulations which may increase our exposure to environmental liabilities. Despite providing a benefit to the environment by making structures more energy efficient, certain types of insulation, particularly spray foam applications, require our employees to handle potentially hazardous or toxic substances. While our employees who handle these and other potentially hazardous or toxic materials, including lead-based paint, receive specialized training and wear protective clothing, there is still a risk that they, or others, may be exposed to these substances. Exposure to these substances could result in significant injury to our employees and others, including site occupants, and damage to our property or the property of others, including natural resource damage. Our personnel and others at our work sites are also at risk for other workplace-related injuries, including slips and falls.

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

As cyberattacks become more sophisticated generally, we may be required to incur significant costs to strengthen our systems to protect against outside intrusions and/or continue to maintain insurance coverage related to the threat of such attacks. While we have invested in industry appropriate protections and monitoring practices of our data and information technology to reduce these risks and test our systems on an ongoing basis for any current or potential threats, there can be no assurance that our efforts will prevent breakdowns or breaches of our or our third-party providers’ databases or systems that could adversely affect our business.

We carry cybersecurity insurance to help mitigate the financial exposure and related notification procedures in the event of intentional intrusion. The measures that we implement to reduce and mitigate these risks may not be effective. If such an event occurred, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Restrictions in our Senior Secured Credit Agreements (as hereinafter defined), or any other indebtedness we may incur in the future, could adversely affect our business, financial condition, results of operations, ability to make distributions to stockholders and the value of our common stock.

Our Senior Secured Credit Agreements, or any future credit facility we enter into or other indebtedness we incur, may limit our ability to, among other things:

•	incur or guarantee additional debt;

•	make distributions or dividends on or redeem or repurchase shares of common stock;

•	make certain investments and acquisitions;

•	make capital expenditures;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	acquire, merge or consolidate with another company; or

•	transfer, sell or otherwise dispose of all or substantially all of our assets.

Our Senior Secured Credit Agreements contain, and any future credit facility or other debt instruments we may enter into may contain, covenants requiring us to maintain certain financial ratios and meet certain tests, such as an excess cash flow test, fixed charge coverage ratio, leverage ratio or debt to earnings ratio. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Senior Secured Credit Facilities. Our ability to comply with those financial ratios and tests can be affected by events beyond our control, and we may not be able to comply with those ratios and tests when required to do so under the applicable debt instruments.

The provisions of our Senior Secured Credit Agreements, or other debt instruments, may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our Senior Secured Credit Agreements, any future credit facility or other debt instruments could result in a default or an event of default that could enable our lenders or other debt holders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our stockholders could experience a partial or total loss of their investment.

Our indebtedness exposes us to interest expense increases if interest rates increase.

As of December 31, 2018, $196.0 million of our borrowings were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income and cash flows would correspondingly decrease. An increase of 100 basis points in the interest rates payable on our variable rate indebtedness would increase our annual interest expense by approximately $2.0 million, based on our total variable interest rate indebtedness outstanding as of December 31, 2018.

In addition, advances under our Senior Secured Credit Facilities (as hereinafter defined) generally bear interest based on, at our election at either the Eurodollar rate (“LIBOR”) or the base rate (which approximated the prime rate) plus a margin based on the type of rate applied and leverage ratio. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. If LIBOR ceases to exist after 2021, the interest rates under our Senior Secured Credit Facilities may increase. To the extent that these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

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

We have approximately 29.9 million shares of common stock outstanding as of December 31, 2018. The shares of common stock are freely tradable, except for any shares of common stock that may be held or acquired by our directors, executive officers and other affiliates, the sale of which will be restricted under the Securities Act of 1933, as amended. As of December 31, 2018, approximately 2.4 million of the 3.0 million shares of common stock authorized for issuance under the 2014 Omnibus Incentive Plan were available for issuance. These shares will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

Jeff Edwards has significant ownership of our common stock and may have interests that conflict with those of our other stockholders.

As of December 31, 2018, Jeff Edwards beneficially owns approximately 24.2% of our outstanding common stock. As a result of his beneficial ownership of our common stock, he has sufficient voting power to significantly influence all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions, and he has significant influence over our management and policies. This concentration of voting power may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares of common stock, which could prevent stockholders from receiving a premium for their shares of common stock. These actions may be taken even if other stockholders oppose them. The interests of Jeff Edwards may not always coincide with the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of our other stockholders. In addition, under our amended and restated certificate of incorporation, Jeff Edwards is permitted to pursue corporate opportunities for himself, rather than for us.

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

We intend to retain our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, do not intend to pay dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, the limits imposed by the terms of our Senior Secured Credit Agreements, or any then-existing debt instruments, and such other factors as our board of directors deems relevant. Accordingly, investors in our common stock may need to sell their shares to realize a return on their investment in our common stock, and investors may not be able to sell their shares at or above the prices paid for them.

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

Real Property

We lease office and warehouse space in 38 states, including our corporate office in Columbus, Ohio. Our leases are typically short in duration with customary extensions at our option. We believe suitable alternative space is available in all of our markets. The table below summarizes our locations as of December 31, 2018.

State	Number of Locations	Approximate Total Square Footage
Alabama	3	29,150
Arizona	1	19,846
California	14	139,586
Colorado	9	80,162
Connecticut	2	26,128
Delaware	2	11,325
Florida	22	156,208
Georgia	12	159,704
Idaho	3	43,000
Illinois	4	47,118
Indiana	13	237,536
Kansas	1	14,206
Kentucky	4	46,330
Louisiana	1	10,000
Maine	2	32,500
Maryland	3	34,710
Massachusetts	4	45,303
Michigan	1	34,800
Minnesota	2	87,550

State	Number of Locations	Approximate Total Square Footage
Mississippi	1	8,000
Nebraska	1	12,000
Nevada	2	18,732
New Hampshire	7	60,812
New Jersey	2	30,300
New York	10	100,900
North Carolina	14	128,380
Ohio	11	365,826
Oklahoma	2	25,007
Oregon	1	30,013
Pennsylvania	2	27,000
South Carolina	7	99,511
Tennessee	6	57,811
Texas	16	310,512
Utah	1	6,000
Vermont	1	31,020
Virginia	6	68,141
Washington	3	56,393
Wisconsin	9	111,798

Our Fleet

As of December 31, 2018, our fleet consisted of approximately 4,275 total vehicles that we either leased or owned, including approximately 4,050 installation vehicles, which our installers use to deliver and install products from our locations to job sites, and approximately 225 other vehicles that are utilized by our sales staff, branch managers and various senior management personnel. For additional information, see Note 7, Long-Term Debt, and Note 14, Commitments and Contingencies, to our audited consolidated financial statements included in this Form 10-K.

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

Holders of Record

As of February 20, 2019, there were 750 holders of record of our common stock, one of which was Cede & Co., which is the holder of shares held through the Depository Trust Company.

Dividend Policy

During the years ended December 31, 2018, 2017 and 2016, we did not declare or pay any cash dividends on our capital stock. We currently do not anticipate paying dividends for the foreseeable future. Any future determination relating to dividends will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, contractual restrictions, legal requirements and other factors our board of directors may deem relevant.

Stock Performance Graph

The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Russell 2000 Index (“Russell 2000”), (ii) the Standard & Poor’s Industrials Index (“S&P 500 Industrials”) and (iii) the S&P Smallcap 600 Index (“S&P Smallcap 600 ”). The graph assumes investments of $100 in our common stock and in each of the three indices and the reinvestment of dividends for the last five fiscal years through December 31, 2018.

	2/13/2014	12/31/2014	12/31/2015	12/31/2016	12/29/2017	12/31/2018
IBP	100	139	194	323	593	263
Russell 2000	100	112	107	130	149	133
S&P 500 Industrials	100	124	121	143	174	151
S&P Smallcap 600	100	114	112	141	160	146

Purchases of Equity Securities by the Issuer

The following table shows the stock repurchase activity for the three months ended December 31, 2018:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1—31, 2018	—	$—	—	—
November 1—30, 2018 (2)	1,149,135	35.57	1,149,135	$66.3 million
December 1—31, 2018 (3)	159,275	35.54	159,156	$60.6 million

	1,308,410	$33.57	1,308,291	$60.6 million

(1)

On February 28, 2018, our board of directors authorized a $50 million stock repurchase program effective March 2, 2018 through February 28, 2019, unless extended by the board of directors. On October 31, 2018, our board of directors approved an additional stock repurchase program, effective November 5, 2018, pursuant to which we may purchase up to an additional $100 million of our outstanding common stock. The program will remain in effect until February 28, 2020, unless extended by the board of directors. During the twelve months ended December 31, 2018, we repurchased 2.1 million shares for $89.4 million under our stock repurchase program.

(2)

Includes 150,000 shares repurchased from PJAM IBP Holdings, Inc. as part of the Company’s stock repurchase program in a privately negotiated transaction for an aggregate price of $5.1 million, or $34.11 per share. For additional information, see Note 13, Related Party Transactions, to our audit consolidated financial statements included in this Form 10-K.

(3)

Includes 119 shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 458 shares of restricted stock awarded under our 2014 Omnibus Incentive Plan.

Item 6.	Selected Financial Data

The following tables set forth selected historical consolidated financial data that should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K. The Consolidated Statements of Operations and Comprehensive Income data for the years ended and the Consolidated Balance Sheets data as of December 31, 2018, 2017, 2016, 2015 and 2014 are derived from our audited consolidated financial statements. The selected historical consolidated financial data in this section is not intended to replace our historical consolidated financial statements and the related notes thereto. Our historical results are not necessarily indicative of future results.

	Years ended December 31,
	2018 (1)	2017	2016	2015	2014
Statement of operations:
(in thousands, except per share amounts)
Net revenue	$1,336,432	$1,132,927	$862,980	$662,719	$518,020
Cost of sales	964,841	808,901	610,532	474,426	377,968

Gross profit	371,591	324,026	252,448	188,293	140,052
Operating expenses
Selling	67,105	58,450	49,667	37,702	30,951
Administrative and other	211,269	191,310	136,731	105,639	83,515

Operating income	93,217	74,266	66,050	44,952	25,586
Other expense	21,031	18,446	6,440	3,022	2,999

Income before income taxes	72,186	55,820	59,610	41,930	22,587
Income tax provision	17,438	14,680	21,174	15,413	8,607

Net income from continuing operations	54,748	41,140	38,436	26,517	13,980
Discontinued Operations
Loss from discontinued operations, net of tax	—	—	—	—	48

Net income	54,748	41,140	38,436	26,517	13,932

Accretion charges on redeemable preferred stock	—	—	—	—	(19,897)

Net income (loss) attributable to common shareholders	$54,748	$41,140	$38,436	$26,517	$(5,965)

Basic net income (loss) per share attributable to common shareholders	$1.76	$1.30	$1.23	$0.85	$(0.20)

Diluted net income (loss) per share attributable to common shareholders	$1.75	$1.30	$1.23	$0.85	$(0.20)

Balance sheet data:
(in thousands)
Cash	$90,442	$62,510	$14,482	$6,818	$10,761
Total current assets	$411,545	$354,942	$192,391	$150,232	$119,288
Property and equipment, net	$90,117	$81,075	$67,788	$57,592	$39,370
Total assets	$834,658	$738,746	$462,095	$373,572	$234,162
Total debt (2)	$463,454	$359,722	$166,720	$143,677	$53,738
Total stockholders’ equity	$182,498	$210,528	$153,977	$114,483	$91,874

(1)

Amounts prior to 2018 do not reflect the impact of the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), in the first quarter of 2018. See Note 2, Significant Accounting Policies, within Item 8 of this Form 10-K for additional information.

(2)

Total debt consists of current and long-term portions of long-term debt, capital lease obligations and vehicle financing arrangements. For the year ended December 31, 2016, we adopted ASU 2015-03 which resulted in a retrospective reclassification of $0.5 million of debt issuance costs related to our long-term debt from other non-current assets to long-term debt as of December 31, 2015. No debt issuance costs were reclassified for the year ended December 31, 2014 due to immateriality of the portion to be reclassified.

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

OVERVIEW

We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products, including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving, mirrors and other products throughout the United States. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects in all 48 continental states and the District of Columbia from our national network of over 175 branch locations. Substantially all of our net revenue comes from service-based installation of these products in the residential new construction, repair and remodel and commercial construction end markets. We believe our business is well positioned to continue to profitably grow due to our strong balance sheet, liquidity and our continuing acquisition strategy.

A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors including demographic trends, interest rates, consumer confidence, employment rates, housing inventory levels, foreclosure rates, the health of the economy and availability of mortgage financing. The strategic acquisitions of multiple companies over the last several years contributed meaningfully to our 18.0% increase in net revenue during the year ended December 31, 2018 compared to 2017.

The recently passed Tax Cuts and Jobs Act (the “Tax Act”) has added additional momentum to the economic landscape. While there have been concerns about the impact of the new tax law on housing, initial readings and reviews are suggesting that it is generally stimulative to the economy. We may adjust our strategies based on housing demand and our performance in each of our markets.

2018 Highlights

Net revenues increased 18.0%, or $203.5 million, during 2018 compared to 2017, primarily driven by the continued recovery of housing markets, the contributions of our recent acquisitions and growth across our end markets and products. However, gross margin was affected by price increases on our insulation materials and costs to organically expand our commercial branches. During 2018, we maintained momentum in our acquisition strategy, as we completed ten acquisitions, not including several small tuck-in acquisitions merged into existing operations, which expanded our product line offerings and geographical reach. Acquisitions accounted for $73.5 million of the increase in net revenues.

In June 2018, we extended the maturity date of our Term Loan (as hereinafter defined) from April 15, 2024 to April 15, 2025 and increased the aggregate principal amount of the facility from $297.8 million to $397.8 million, and extended the maturity date on our ABL Revolver (as hereinafter defined) from April 13, 2022 to June 19, 2023 and increased the aggregate revolving loan commitments from $100.0 million to $150.0 million.

In July 2018, we entered into a seven-year interest rate swap with a beginning notional of $100.0 million as well as a forward interest rate swap beginning May 31, 2022 with a beginning notional of $100.0 million. Including our pre-existing swap, these three swaps serve to hedge $200.0 million of the variable cash flows on our Term Loan until maturity.

In February 2018, our board of directors authorized a $50 million stock repurchase program, effective March 2, 2018, and in October 2018 our board of directors approved an additional stock repurchase program, effective November 5, 2018, pursuant to which we may purchase up to an additional $100 million of our outstanding common stock. The program will remain in effect until February 28, 2020, unless extended by the board of directors. During the year ended December 31, 2018, we repurchased 2.1 million shares for $89.4 million under our stock repurchase program.

We believe there are several trends that should drive long-term growth in the housing market, even if there are temporary periods of slower or declining growth. These long-term trends include an aging housing stock, population growth, household formation growth and the fact that housing starts are currently below historic averages. We expect that our net revenue, gross profit and operating income will benefit from this growth. While we are actively increasing pricing with our customers, we have realized selling price increases at a slower rate than the increase in material costs. We have been successful negotiating better pricing with our customers in recent months and expect price increase momentum extending into the year ended December 31, 2019. While we continue to proactively work with customers and suppliers to mitigate these cost impacts, we continue to experience inflation on our materials and it may take until the end of 2019 for us to fully address the current material price environment.

2017 Highlights

Net revenues increased 31.3% or $269.9 million during 2017 compared to 2016, primarily driven by acquisitions and organic growth amongst our existing branches. Our acquisition of Trilok Industries, Inc., Alpha Insulation and Waterproofing, Inc. and Alpha Insulation and Waterproofing Company (collectively, “Alpha”) in January 2017 accounted for $116.1 million of the increase and expanded our market position in commercial insulation installation and strengthened our complementary installed product offerings in waterproofing, fire-stopping and fireproofing. During 2017, we maintained momentum in our acquisition strategy, as we completed ten acquisitions, not including multiple insignificant tuck-in acquisitions merged into existing operations, which expanded our product line offerings and geographical reach.

In April 2017, we entered into a term loan credit agreement (the “Term Loan Agreement”) which provides for a seven-year $300.0 million term loan facility (the “Term Loan”). In April 2017, we also entered into an asset-based lending credit agreement (the “ABL Credit Agreement” and together with the Term Loan Agreement, the “Senior Secured Credit Agreements”), which provides for a revolving credit facility up to approximately $100.0 million and up to $50.0 million for the issuance of letters of credit (the “ABL Revolver” and together with the Term Loan, the “Senior Secured Credit Facilities”). A portion of the proceeds from the Senior Secured Credit Facilities were used to repay, in full, all amounts outstanding under the previous credit and security agreement.

Sales performance

Net revenues increased during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily driven by acquisitions, organic growth from our existing branches and increased selling prices. For the year ended December 31, 2018, on a same branch basis, net revenue improved 11.5%, with 53% of this increase attributable to growth in the number of completed jobs with the rest attributable to price gains and more favorable customer and product mix. We saw growth in our same branch residential end markets, which increased 11.4% compared to growth in U.S. housing starts of 3.6% during the year ended December 31, 2018 over the year ended December 21, 2017 per the U.S. Census Bureau. We also saw organic growth in our large commercial construction end market of 10.4% during the year ended December 31, 2018 over the year ended December 21, 2017. Net revenue was as follows (dollars in thousands):

For the years ended December 31,
2018	Change	2017	Change	2016
$1,336,432	18.0%	$1,132,927	31.3%	$862,980

See Note 15, Business Combinations, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K for information on our acquisitions.

Cost of sales and gross profit

Gross profit for 2018, 2017 and 2016 was as follows (dollars in thousands):

	2018	Change	2017	Change	2016
Net revenues	$1,336,432	18.0%	$1,132,927	31.3%	$862,980
Cost of sales	964,841	19.3%	808,901	32.5%	610,532

Gross profit	$371,591	14.7%	$324,026	28.4%	$252,448

Gross profit percentage	27.8%		28.6%		29.3%

As a percent of net revenues, gross profit decreased during the year ended December 31, 2018 compared to the year ended December 31, 2017 attributable primarily to higher material costs caused by industry-wide cost increases beginning in January 2018 as well as the impacts of our financial wellness plan, longevity stock compensation plan for installers and branch start-up costs, partially offset by improvements in labor utilization and improvement in installer turnover. On a dollar basis, cost of sales included increases from acquired businesses of approximately $54.3 million and depreciation expense increased $4.8 million as a result of increased investment in vehicles and equipment to support our growth, including growth from acquisitions.

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

Operating expenses

Operating expenses for 2018, 2017 and 2016 were as follows (dollars in thousands):

	2018	Change	2017	Change	2016
Selling	$67,105	14.8%	$58,450	17.7%	$49,667
Percentage of total net revenue	5.0%		5.2%		5.8%
Administrative	$185,850	13.0%	$164,453	31.1%	$125,472
Percentage of total net revenue	13.9%		14.5%		14.5%
Amortization	$25,419	-5.4%	$26,857	138.5%	$11,259
Percentage of total net revenue	1.9%		2.4%		1.3%

Selling

The dollar increase in selling expenses in 2018 was primarily driven by a year-over-year increase in selling wages, benefits and commissions of $8.1 million, or 16%, which supported our increased net revenue of 18%. Selling expense decreased 0.2% as a percentage of sales primarily due to selling leverage gained through increased sales. In addition, selling expense decreased 0.1% as a percentage of sales for the year ended December 31, 2018 compared to 2017 due to the leveraging of higher sales and improved collection efforts.

The dollar increase in selling expenses in 2017 was primarily driven by a year-over-year increase in selling wages and commissions, in the amounts of $3.1 million and $4.0 million, respectively, which supported both organic and acquisition-related growth.

Administrative

The increase in administrative expenses in 2018 was primarily due to an increase in wages and benefits in the amount of $15.2 million, which was attributable to acquisitions and to support growth. In addition, our facility costs increased $3.8 million primarily due to leases from the facilities of acquired companies and expanded facilities to support our growth.

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

Amortization

Our intangible assets include non-competes, customer listings, trade names and backlog. Amortization of intangibles attributable to acquisitions decreased by $1.4 million in 2018 due to only amortizing the backlog intangible asset associated with our 2017 Alpha acquisition of $13.6 million for six months compared to amortizing this intangible for 12 months in 2017. This decrease was offset by additional amortization expense resulting from new intangible assets from our 2018 acquisitions.

Amortization expense increased in 2017 primarily due to intangible assets acquired through the acquisition of Alpha in January 2017, $9.1 million of which is related to amortization of acquired backlog.

Other expense

Other expense, net for 2018, 2017 and 2016 was as follows (dollars in thousands):

	2018	Change	2017	Change	2016
Interest expense, net	$20,496	17.9%	$17,381	181%	$6,177
Other	535	-49.8%	1,065	305%	263

Total other expense	$21,031	14.0%	$18,446	186%	$6,440

The year-over-year increase in other expense, net during 2018 and 2017 was primarily a result of increased debt levels associated with the Senior Secured Credit Agreement (as defined below) to support acquisition-related growth. In addition, we recorded $1.8 million in interest expense during the year ended December 31, 2017 related to the modification/extinguishment of our Term Loan (as defined below). See Note 7 to our audited consolidated financial statements included in this Form 10-K for further information regarding debt balances and Term Loan modification/extinguishment.

Income tax provision

Income tax provision and effective tax rates for 2018, 2017 and 2016 were as follows (dollars in thousands):

	2018	2017	2016
Income tax provision	$17,438	$14,680	$21,174
Effective tax rate	24.2%	26.3%	35.5%

During the year ended December 31, 2018, our tax rate was favorably impacted by excess tax benefits from share-based compensation arrangements. The favorability was offset by the tax effect of losses incurred by separate companies to which no benefit can be recognized due to a full valuation allowance against the losses. During the year ended December 31, 2017, our tax rate was favorably impacted by excess tax benefits from share-based compensation arrangements, the statute expiring for various uncertain tax positions and the revaluation of our net deferred liabilities due to tax reform. During the year ended December 31, 2016, our tax rate was favorably impacted by a decrease to the state income tax rate.

For each of the years ended December 31, 2018, 2017 and 2016 our tax rate was favorably impacted by the usage of net operating losses for a tax filing entity which previously had a full valuation allowance. For the years ended 2017 and 2016 our tax rate was also favorably impacted by deductions related to domestic production activities. This favorable impact was offset by separate tax filing entities in a loss position for which a full valuation allowance will be accounted for against the losses, causing no tax benefit to be recognized on the losses and various other unfavorable permanent items.

Impacts of the Tax Act

The Tax Act was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, which had a positive impact on our 2018 and 2017 effective tax rates due to the revaluation of our ending net deferred tax liabilities.

Under the guidance in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 118 (“SAB 118”), we recorded provisional amounts for the impact of the Tax Act as of December 31, 2017, representing a $3.8 million tax benefit related to the revaluation of the ending net deferred tax liabilities from 35% to the newly enacted U.S. corporate income tax rate of 21%, which was partially offset by tax expense of $0.4 million net amount for the revaluation of the uncertain tax positions and the valuation allowance. Under the transitional provisions of SAB 118, we had a one-year measurement period to complete the accounting for the initial tax effects of the Tax Act. We recorded its final adjustments to the provisional amounts in 2018 which resulted in a $0.8 million tax benefit largely due to timing provision to return adjustments which impacted deferred balances at the 35% rate that were then revalued at the lower corporate rate. Final regulations will be issued in the future and may be applied retroactively to the date of enactment of U.S. Tax Reform that may result in changes to the tax amounts recorded as a result of the Tax Act.

KEY FACTORS AFFECTING OUR OPERATING RESULTS

Trends in the construction industry

Our operating results may vary based on the amount and type of products we install and the mix of our end markets among new single-family, multi-family and commercial builders and owners of existing homes. We expect to benefit from the continued growth in single-family new residential construction as housing returns to historic stabilized levels of 1.5 million total annual starts. We maintain a mix of business among all types of homebuilders ranging from small custom builders to large regional and national homebuilders as well as a wide range of commercial builders. Net revenue derived from our ten largest homebuilder customers in the United States was approximately 14% for the year ended December 31, 2018. The residential new construction and repair and remodel markets represented approximately 84%, 83% and 88% of our total net revenue for the years ended December 31, 2018, 2017 and 2016, respectively, with the remaining portion attributable to the commercial construction end market.

Cost of materials

We purchase the materials that we install primarily from manufacturers. The industry supply of materials we install was disrupted due to a catastrophic failure at a manufacturer’s facility during the fourth quarter of 2017, resulting in insulation material allocation for certain insulation products and, as a result, contributed to increased market pricing throughout 2018. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations in 2019, to the extent that price increases cannot be passed on to our customers. We will continue to work with our customers to adjust selling prices to offset these higher costs.

Labor costs

Our business is labor intensive. As of December 31, 2018, we had approximately 7,700 employees, most of whom work as installers on local construction sites. Labor markets continue to tighten as the demand increases for installers and the national unemployment rate remains low. We expect to spend more to hire, train and retain installers to support our growing business in 2019, as tight labor availability continues within the construction industry. We offer a comprehensive benefits package, which many of our local competitors are not able to provide, which will increase costs as we hire additional personnel. Our workers’ compensation costs also continue to increase as we increase our coverage for additional personnel.

Other factors

We expect our selling and administrative expenses to continue to increase as our business grows, which could impact our future operating profitability.

INFLATION

Our performance is dependent to a significant extent upon the levels of U.S. residential new construction spending, which is affected by factors such as interest rates, inflation, consumer confidence and unemployment. We do not believe that inflation has had a material impact on our business, financial condition or results of operations in 2018.

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

LIQUIDITY AND CAPITAL RESOURCES

Our capital resources primarily consist of cash from operations and borrowings under our Senior Secured Credit Agreements and capital equipment leases and loans. Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and meet required principal and interest payments. We also use our resources to fund our stock repurchase program. Our investments consist of highly liquid instruments primarily including corporate bonds and commercial paper. As of December 31, 2018, we had no outstanding borrowings under our ABL Revolver.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months as evidenced by our net positive cash flows from operations for the years ended December 31, 2018, 2017 and 2016.

The following table summarizes our liquidity as of December 31 (in thousands):

	2018	2017
Cash and cash equivalents	$90,442	$62,510
Short-term investments	10,060	30,053
ABL Revolver (1)	150,000	100,000
Less: outstanding letters of credit	(28,887)	(17,902)

Total liquidity	$221,615	$174,661

(1)	Liquidity under our ABL Revolver can be limited by certain cash collateral limitations depending on the status of our borrowing base availability.

The following table presents selected financial information as of and for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Cash, cash equivalents and investments	$100,502	$92,563	$14,482
Property, plant and equipment, net	90,117	81,075	67,788
Total term debt	454,824	347,577	151,427
Capital lease obligation	8,630	12,145	15,293
Working capital	229,859	195,136	62,286
Cash provided by operating activities	96,633	68,772	73,266
Cash used in investing activities	(74,069)	(200,443)	(79,597)
Cash provided by financing activities	5,368	179,699	13,995

Senior Secured Credit Facilities

On April 13, 2017, we entered into the Term Loan Agreement, which provides for our $300.0 million, seven-year Term Loan amortizing in quarterly principal payments of $1.0 million. On April 13, 2017, we also entered into the ABL Credit Agreement, which provides for our ABL Revolver up to approximately $100.0 million and up to $50.0 million for the issuance of letters of credit.

The Term Loan Agreement was amended on November 30, 2017 to refinance the total principal amount of the Term Loan outstanding immediately prior to the effective date of the amendment on substantially the same terms as the initial Term Loan, except for (i) a decrease in the margins applicable to the base rate and Eurodollar rate loans, (ii) an increase in the cap on permitted indebtedness related to capital expenditures other than capital lease obligations and (iii) the inclusion of a mechanism to establish an alternative Eurodollar rate if certain circumstances have arisen such that the London Interbank Offered Rate may no longer be used. The ABL Credit Agreement was amended in December 2017 to revise the formula for maximum indebtedness incurred by the Company while subject to the terms of such agreement.

On June 19, 2018, we entered into a second amendment to the Term Loan Agreement to (i) extend the maturity date from April 15, 2024 to April 15, 2025 and (ii) increase the aggregate principal amount of the facility from $297.8 million to $397.8 million. All other provisions of the Term Loan were unchanged. Also on June 19, 2018, we entered into a third amendment to the ABL Credit Agreement to (i) extend the maturity date from April 13, 2022 to June 19, 2023, (ii) increase the aggregate revolving loan commitments from $100.0 million to $150.0 million and (iii) provide enhanced borrowing availability against certain types of accounts receivable.

Our Senior Secured Credit Facilities bear interest at either the Eurodollar rate (“LIBOR”) or the base rate (which approximated the prime rate), at our election, plus a margin based on the type of rate applied and leverage ratio. The margin in respect of loans under (i) the Term Loan will be (A) 2.50% in the case of Eurodollar rate loans and

(B) 1.50% in the case of base rate loans, and (ii) the ABL Revolver will be (A) 1.25%, 1.50% or 1.75% in the case of Eurodollar rate loans (based on a measure of availability under the agreement) and (B) 0.25%, 0.50% or 0.75% in the case of base rate loans (based on a measure of availability under the agreement).

The borrowing base for the ABL Revolver, which determines availability under the facility, is based on a percentage of the value of certain assets securing the obligations of the Company and the subsidiary guarantors under the agreement. All obligations under the Senior Secured Credit Agreements, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and the guarantors subject to certain exceptions and permitted liens.

The Senior Secured Credit Agreements each contain a number of customary affirmative and negative non-financial covenants, and the ABL Credit Agreement also contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of 1.00 to 1.00 in the event that we do not meet a minimum measure of availability under the ABL Revolver. At December 31, 2018, we were in compliance with all applicable covenants under the Senior Secured Credit Agreements.

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

Total gross assets and respective outstanding loan balances relating to our master loan and equipment agreements were $98.7 million and $60.4 million as of December 31, 2018, respectively, and $74.5 million and $50.4 million as of December 31, 2017, respectively. See Note 7 to our audited consolidated financial statements included in this Form 10-K for more information regarding our Master Loan and Security Agreement, Master Equipment Lease Agreement and Master Loan Agreements.

Letters of Credit and Bonds

We may use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. In addition, we occasionally use letters of credit and cash to secure our performance under our general liability and workers’ compensation insurance programs. Permit and license bonds are typically issued for one year and are required by certain municipalities when we obtain licenses and permits to perform work in their jurisdictions. The following table summarizes our outstanding bonds, letters of credit and cash-collateral as of December 31, 2018 (in thousands):

2018
Performance bonds	$42,740
Insurance letters of credit and cash-collateral	38,887
Permit and license bonds	6,914

Total bonds and letters of credit	$88,541

In January 2018, we posted $10.0 million into a trust to serve as additional collateral for our workers’ compensation and general liability policies. This $10.0 million can be converted to a letter of credit at our discretion and is therefore not considered to be restricted cash.

Historical cash flow information

Working capital

We carefully manage our working capital and operating expenses. As of December 31, 2018 and 2017, our working capital, including cash, was $229.9 million, or 17.2% of net revenue, and $195.1 million, or 17.2% of net revenue, respectively. The increase in working capital year-over-year in 2018 was driven primarily by a $27.9 million increase in cash and cash equivalents resulting from operating cash flows, an increase in accounts receivable and inventories resulting from, and supporting, our increased net revenue, offset by a maturity of investments and an increase in current maturities of long-term debt and accounts payable. We continue to look for opportunities to reduce our working capital as a percentage of net revenue, as demonstrated by this ratio remaining flat as of December 31, 2018 compared to December 31, 2017.

Cash flows from operating activities

Net cash provided by operating activities was $96.6 million, $68.8 million and $73.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Generally, the primary drivers of our cash flow from operations are operating income, adjusted for certain non-cash items, offset by cash payments for taxes and interest on our outstanding debt. Our cash flows from operations can be impacted by the timing of our cash collections on sales and collection of retainage amounts. In addition, cash flows are seasonally stronger in the third and fourth quarters as a result of increased construction activity.

Cash flows from investing activities

Business Combinations. In 2018, 2017 and 2016, we made cash payments, net of cash acquired, of $57.7 million, $137.1 million and $53.3 million, respectively, on business combinations. Our acquisition of Alpha in January 2017 required an investing cash outlay of $103.8 million. See Note 15, Business Combinations, to our audited consolidated financial statements included in this Form 10-K for more information regarding our business acquisitions in 2018, 2017 and 2016.

Capital Expenditures. Total cash paid for property and equipment was $35.2 million, $31.7 million and $27.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, and primarily related to purchases of vehicles and various equipment to support our growing operations and increased net revenue. We expect to continue to support any increases in 2019 net revenue through further capital expenditures.

Other. In 2018 and 2017, we invested $22.8 million and $30.2 million, respectively, in short-term investments consisting primarily of corporate bonds and commercial paper and had $42.8 million in short-term investments mature in 2018. We made no such investments in 2016.

Cash flows from financing activities

We utilize our credit facilities to support our operations and continuing acquisitions, fund our stock repurchase program and finance our fleet expansion. During the years ended December 31, 2018, 2017 and 2016, we had cash inflows from our credit facilities, net of payments on these instruments, amounting to $97.3 million, $202.2 million and $27.7 million, respectively, to support those initiatives. In addition, we made $5.6 million, $7.3 million and $5.8 million in principal payments on our capital leases during the years ended December 31, 2018, 2017 and 2016, respectively, and received proceeds of $25.4 million, $22.5 million and $22.9 million during the years ended December 31, 2018, 2017 and 2016, respectively, from our fixed asset loans, which serve to offset a significant portion of the capital expenditures included in cash flows from investing activities as described above. Lastly, we repurchased approximately 2.1 million shares of our common stock for $89.4 million during the year ended December 31, 2018 as part of our stock repurchase plan. See Note 9, Stockholders’ Equity, for more information surrounding our stock repurchase plan.

Financial Instruments

Interest Rate Derivatives

We have various borrowing facilities which charge interest based on the one month U.S. dollar LIBOR rate plus an interest spread. All of our derivatives combine to reduce our variable rate debt by $200.0 million, resulting in total variable rate debt exposed to market risks of $196.0 million as of December 31, 2018. These derivatives are designated as cash flow hedges for accounting purposes. For additional disclosures of the gain or loss included with other comprehensive income and earnings in 2018, see Note 9, Derivatives and Hedging Activities, to our audited consolidated financial statements included in this Form 10-K. The assumptions used in measuring fair value of the interest rate derivatives are considered level 2 inputs, which are based upon LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements.

Capped Call Agreement

Certain of our stockholders entered into a capped call agreement with the underwriters of the secondary offering of our common stock completed on June 17, 2014. This agreement provided these stockholders with an option to call from the underwriters a total of approximately 1.0 million shares of our common stock at a capped price, with settlement required to be made in cash. During 2016, these stockholders exercised the call option with respect to approximately 0.7 million of the shares. In addition, in the fourth quarter of 2016, these stockholders simultaneously cancelled the remaining portion of the call option and purchased a new call option from the underwriters. This new capped call agreement provided these stockholders with the option to call from the underwriters a total of approximately 0.4 million shares of our common stock at a capped price. The option was exercised on April 16, 2018 and was settled in cash. The capped call agreement was between these stockholders and the underwriters and does not represent compensation to the stockholders for services rendered to us. The price paid for the option represents the fair value of that transaction and we are not a party to the agreement. Accordingly, we have not recorded any expense related to this transaction.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2018. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. In addition, certain other long-term liabilities included on the Consolidated Balance Sheets as well as our unrecognized tax benefits under ASC 740, “Income Taxes,” have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.

	Payments due by period
(in thousands)	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt obligations (1)	$580,229	$43,798	$42,248	$36,256	$31,484	$25,387	$401,056
Capital lease obligations (2)	9,344	5,207	2,253	1,339	452	93	—
Operating lease obligations (3)	48,792	15,577	12,477	8,072	5,307	2,664	4,695
Purchase obligations (4)	53,381	17,046	21,355	14,980	—	—	—

(1)

Long-term debt obligations include principal and interest payments on our Term Loan as well as our notes payable to sellers of acquisitions and vehicles purchased under the Master Loan and Security Agreement, the Master Equipment Agreement and the Master Loan Agreements. Long-term debt obligations do not include commitment fees on the unused portion of the ABL Revolver since those fees are subject to change based on the factors described in Senior Secured Credit Agreements. Interest on seller obligations maturing through March 2025 is estimated using current market rates. For additional information, see Note 7, Long-Term Debt, to our audited consolidated financial statements included in this Form 10-K.

(2)

We maintain certain production vehicles under a capital lease structure. The leases expire on various dates through December 2023. Capital lease obligations, as disclosed above, include estimated interest expense payments. In determining expected interest expense payments, we utilize the rates embedded in the lease documentation.

(3)

We lease certain locations, vehicles and equipment under operating lease agreements, including, but not limited to, corporate offices, branch locations and various office and operating equipment. In some instances, these lease agreements exist with related parties. For additional information, see Note 13, Related Party Transactions, to our audited consolidated financial statements included in this Form 10-K.

(4)

As of December 31, 2018, we had two product supply agreements, one extending through December 31, 2021 and one extending through December 31, 2019. For additional information, see Note 14, Commitments and Contingencies, to our audited consolidated financial statements included in this Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, other than operating leases, letters of credit issued under the ABL Revolver and performance and license bonds, we had no material off-balance sheet arrangements with unconsolidated entities. Upon adoption of ASU 2016-02 on January 1, 2019, long-term operating leases will be recorded on the balance sheet as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use asset. See Note 2, Significant Accounting Policies, to our audited consolidated financial statements included in this Form 10-K for further information.

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

Retainage receivables represent the amount retained by our customers to ensure the quality of the installation and is received after satisfactory completion of each installation project. Management regularly reviews aging of retainage receivables and changes in payment trends and records an allowance when collection of amounts due are considered at risk. Amounts retained by project owners under construction contracts and included in accounts receivable were $28.0 million and $23.1 million as of December 31, 2018 and 2017, respectively.

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

Derivatives and Hedging Activities

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting. See Note 9, Derivatives and Hedging, to our audited consolidated financial statements included in this Form 10-K for additional information on our accounting policy for derivative instruments and hedging activities.

Share-Based Compensation

Our share-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of our stockholders. Restricted stock awards are periodically granted to certain employees, officers and non-employee members of our board of directors under the stockholder-approved 2014 Omnibus Incentive Plan.

Certain of our stock awards are deemed to be equity-based with a service condition and do not contain a market or performance condition with the exception of performance-based awards granted to certain officers and performance-based stock units. Fair value of the non-performance-based awards to employees and officers is measured at the grant date and amortized to expense over the vesting period of the awards using the straight-line attribution method for all service-based awards with a graded vesting feature. This fair value is reduced by assumed forfeitures and adjusted for actual forfeitures until vesting. We also issue performance-based stock awards to certain officers under our 2014 Omnibus Incentive Plan. The performance-based compensation expense is recorded over the requisite service period using the graded-vesting method for the entire award. Performance-based stock awards are accounted for at fair value at date of grant. We also periodically grant performance-based stock units to certain employees under the stockholder-approved 2014 Omnibus Incentive Plan. These units convert to shares upon meeting time- and performance-based requirements.

Compensation expense for performance-based stock units is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the contingent vesting period. If performance goals are not probable of occurrence, no compensation expense will be recognized. If performance goals that were previously deemed probable are not or are not expected to be met, the previously recognized compensation cost related to such performance goals will be reversed. Employees and officers are subject to tax at the vesting date based on the market price of the shares on that date, or on the grant date if an election is made.

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

Deferred tax assets and liabilities are measured using the enacted tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes from a change in tax rate is recognized through operations in the period that includes the enactment date of the change. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. The Tax Act that was enacted on December 22, 2017 reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. During the year end December 31, 2017, The Company recognized a $3.8 million tax benefit as a result of revaluing the ending net deferred tax liabilities from 35% to the newly enacted U.S. corporate income tax rate of 21%, and also recognized a $0.8 million benefit in 2018 due to timing provision to return adjustments which impacted deferred balances at the 35% rate that were then revalued at the lower corporate rate. See Note 12, Income Taxes, for additional information.

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

Estimated Fair Value of Financial Instruments

Accounts receivable, accounts payable and accrued liabilities as of December 31, 2018 and 2017 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of our long-term debt, including the Term Loan and ABL Revolver as of December 31, 2018 and 2017, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of the obligations associated with our capital leases and vehicle and equipment notes approximate fair value as of December 31, 2018 and 2017. All debt classifications represent Level 2 fair value measurements.

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

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of December 31, 2018, we had approximately $395.8 million outstanding on the Term Loan, no outstanding borrowings on the ABL Revolver and $0.2 million outstanding under various capital leases subject to variable interest rates. Upon entering the second amendment to the Term Loan Agreement during the year ended December 31, 2018, we increased the aggregate principal amount of our debt by $100.0 million. On July 16, 2018, we entered a seven-year interest rate swap with a beginning notional of $100.0 million that serves to hedge the additional $100.0 million Term Loan. We also entered into a forward interest rate swap beginning May 31, 2022 with beginning notional of $100.0 million. All of our derivatives combine to reduce our variable rate debt by $200.0 million, resulting in total variable rate debt exposed to market risks of $196.0 million as of December 31, 2018. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $2.0 million.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during 2016. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Installed Building Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Installed Building Products, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

February 28, 2019

We have served as the Company’s auditor since 2013.

INSTALLED BUILDING PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$90,442	$62,510
Investments	10,060	30,053
Accounts receivable (less allowance for doubtful accounts of $5,085 and $4,805 at December 31, 2018 and 2017, respectively)	214,121	180,725
Inventories	61,162	48,346
Other current assets	35,760	33,308

Total current assets	411,545	354,942
Property and equipment, net	90,117	81,075
Non-current assets
Goodwill	173,049	155,466
Intangibles, net	149,790	137,991
Other non-current assets	10,157	9,272

Total non-current assets	332,996	302,729

Total assets	$834,658	$738,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$22,642	$16,650
Current maturities of capital lease obligations	4,806	5,666
Accounts payable	96,949	87,425
Accrued compensation	27,923	25,399
Other current liabilities	29,366	24,666

Total current liabilities	181,686	159,806
Long-term debt	432,182	330,927
Capital lease obligations, less current maturities	3,824	6,479
Deferred income taxes	6,695	6,444
Other long-term liabilities	27,773	24,562

Total liabilities	652,160	528,218
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 32,723,972 and 32,524,934 issued and 29,915,611 and 31,862,146 shares outstanding at December 31, 2018 and 2017, respectively	327	325
Additional paid in capital	181,815	174,043
Retained earnings	105,212	48,434
Treasury stock; at cost: 2,808,361 and 662,788 shares at December 31, 2018 and 2017, respectively	(104,425)	(12,781)
Accumulated other comprehensive (loss) income	(431)	507

Total stockholders’ equity	182,498	210,528

Total liabilities and stockholders’ equity	$834,658	$738,746

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

	Years ended December 31,
	2018	2017	2016
Net revenue	$1,336,432	$1,132,927	$862,980
Cost of sales	964,841	808,901	610,532

Gross profit	371,591	324,026	252,448
Operating expenses
Selling	67,105	58,450	49,667
Administrative	185,850	164,453	125,472
Amortization	25,419	26,857	11,259

Operating income	93,217	74,266	66,050
Other expense
Interest expense, net	20,496	17,381	6,177
Other	535	1,065	263

Income before income taxes	72,186	55,820	59,610
Income tax provision	17,438	14,680	21,174

Net income	$54,748	$41,140	$38,436

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on cash flow hedge, net of tax benefit (provision) of $284, $(206) and $0 for the twelve months ended December 31, 2018, 2017 and 2016, respectively	(1,050)	507	—

Comprehensive income	$53,698	$41,647	$38,436

Basic net income per share	$1.76	$1.30	$1.23

Diluted net income per share	$1.75	$1.30	$1.23

Weighted average shares outstanding:
Basic	31,107,231	31,639,283	31,301,887
Diluted	31,229,558	31,756,363	31,363,290

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

			Additional Paid In Capital	(Accumulated Deficit) / Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
BALANCE—January 1, 2016	31,982,888	$320	$156,688	$(31,142)	(616,560)	$(11,383)	$—	$114,483

Net income				38,436				38,436
Issuance of common stock awards to employees	143,528	1	(1)					—
Surrender of common stock awards by employees					(33,842)	(836)		(836)
Share-based compensation expense			1,594					1,594
Share-based compensation issued to directors	8,760		300					300

BALANCE—January 1, 2017	32,135,176	$321	$158,581	$7,294	(650,402)	$(12,219)	$—	$153,977

Net income				41,140				41,140
Purchase of remaining interest in subsidiary			(1,888)					(1,888)
Issuance of common stock for acquisition	282,577	3	10,856					10,859
Issuance of common stock awards to employees	101,241	1	(1)					—
Surrender of common stock awards by employees					(12,386)	(562)		(562)
Share-based compensation expense			6,195					6,195
Share-based compensation issued to directors	5,940		300					300
Other comprehensive income, net of tax							507	507

BALANCE—January 1, 2018	32,524,934	$325	$174,043	$48,434	(662,788)	$(12,781)	$507	$210,528

Net income				54,748				54,748
Cumulative effect of accounting changes, net of tax				2,030			112	2,142
Issuance of common stock awards to employees	194,093	2	(2)					—
Surrender of common stock awards by employees					(43,871)	(2,282)		(2,282)
Share-based compensation expense			7,598					7,598
Share-based compensation issued to directors	4,945		176					176
Common stock repurchase					(2,101,702)	(89,362)		(89,362)
Other comprehensive loss, net of tax							(1,050)	(1,050)

BALANCE—December 31, 2018	32,723,972	$327	$181,815	$105,212	(2,808,361)	$(104,425)	$(431)	$182,498

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$54,748	$41,140	$38,436
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	33,306	28,285	23,571
Amortization of intangibles	25,419	26,857	11,259
Amortization of deferred financing costs and debt discount	1,164	1,093	383
Provision for doubtful accounts	2,630	2,834	2,928
Write-off of debt issuance costs	1,164	2,113	286
Gain on sale of property and equipment	(1,098)	(492)	(254)
Noncash stock compensation	7,839	6,592	1,894
Deferred income taxes	470	(6,160)	(605)
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(30,166)	(19,955)	(18,760)
Inventories	(15,717)	(3,667)	(8,677)
Other assets	(4,552)	(4,602)	2,803
Accounts payable	8,146	6,303	12,400
Income taxes payable/receivable	10,273	(18,605)	1,484
Other liabilities	3,007	7,036	6,118

Net cash provided by operating activities	96,633	68,772	73,266

Cash flows from investing activities
Purchases of investments	(22,818)	(30,194)	—
Maturities of short-term investments	42,782	—	—
Purchases of property and equipment	(35,232)	(31,668)	(27,013)
Acquisitions of businesses, net of cash acquired of $0, $247 and $2,181 in 2018, 2017 and 2016, respectively	(57,740)	(137,120)	(53,312)
Proceeds from sale of property and equipment	1,958	959	691
Other	(3,019)	(2,420)	37

Net cash used in investing activities	(74,069)	(200,443)	(79,597)

Cash flows from financing activities
Proceeds from revolving line of credit under credit agreement applicable to respective period (Note 7)	—	—	37,975
Payments on revolving line of credit under credit agreement applicable to respective period (Note 7)	—	—	(37,975)
Proceeds from term loan under credit agreement applicable to respective period (Note 7)	100,000	300,000	100,000
Payments on term loan under credit agreement applicable to respective period (Note 7)	(2,750)	(97,750)	(51,875)
Proceeds from delayed draw term loan under credit agreement applicable to respective period (Note 7)	—	112,500	12,500
Payments on delayed draw term loan under credit agreement applicable to respective period (Note 7)	—	(125,000)	(50,000)
Proceeds from vehicle and equipment notes payable	25,443	22,460	22,948
Debt issuance costs	(1,992)	(8,281)	(1,238)
Principal payments on long-term debt	(14,130)	(10,002)	(5,849)
Principal payments on capital lease obligations	(5,604)	(7,314)	(8,598)
Acquisition-related obligations	(3,954)	(4,464)	(3,057)
Repurchase of common stock	(89,363)	—	—
Surrender of common stock awards by employees	(2,282)	(562)	(836)
Purchase of remaining interest in subsidiary	—	(1,888)	—

Net cash provided by financing activities	5,368	179,699	13,995

Net change in cash and cash equivalents	27,932	48,028	7,664
Cash and cash equivalents at beginning of year	62,510	14,482	6,818

Cash and cash equivalents at end of year	$90,442	$62,510	$14,482

Supplemental disclosures of cash flow information
Net cash paid during the year for:
Interest	$20,075	$13,758	$5,342
Income taxes, net of refunds	4,950	38,887	18,929
Supplemental disclosure of noncash investing and financing activities
Common stock issued for acquisition of business	—	10,859	—
Vehicles capitalized under capital leases and related lease obligations	2,208	4,440	3,737
Seller obligations in connection with acquisition of businesses	7,540	5,128	4,459
Unpaid purchases of property and equipment included in accounts payable	1,773	2,003	775

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Installed Building Products (“IBP”), a Delaware corporation formed on October 28, 2011, and its wholly-owned subsidiaries (collectively referred to as the “Company,” and “we,” “us” and “our”) primarily install insulation, waterproofing, fire-stopping, fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving and mirrors and other products for residential and commercial builders located in the continental United States. The Company operates in over 175 locations and its corporate office is located in Columbus, Ohio.

We have one operating segment and a single reportable segment. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects from our national network of branch locations.

Each of our branches has the capacity to serve all of our end markets. For the years ended December 31, 2018, 2017 and 2016, residential new construction and repair and remodel was 84%, 83% and 88% of our net revenue and commercial construction was 16%, 17% and 12% of our net revenue, respectively. The following table sets forth the percentage of our net revenue by product category:

	Years ended December 31,
	2018	2017	2016
Insulation	66%	67%	77%
Waterproofing	7	8	2
Shower doors, shelving and mirrors	7	7	5
Garage doors	6	5	6
Rain gutters	3	4	4
Blinds	2	2	1
Other building products	9	7	5

	100%	100%	100%

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

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the revenue, costs and reserves established under the percentage-of-completion method, allowance for doubtful accounts, valuation allowance on deferred tax assets, valuation of acquired intangible assets, periodic impairment evaluation of intangible assets and other long-lived assets, share-based compensation and the accounting for self-insurance reserves. Management believes the accounting estimates are appropriate and reasonably determined; however, due to the inherent uncertainties in making these estimates, actual amounts could differ from such estimates.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

We consider all highly-liquid investments purchased with original term to maturity of three months or less to be cash equivalents. We had $69.8 million and $55.6 million of cash equivalents as of December 31, 2018 and 2017, respectively. Substantially all cash is held in banks providing FDIC coverage of $0.25 million per depositor.

Revenue and Cost Recognition

On January 1, 2018, we adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers,” using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. See Note 3, Revenue Recognition, for the detailed revenue recognition policy.

Derivative Instruments and Hedging Activities

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting. See Note 9, Derivatives and Hedging, for additional information on our accounting policy for derivative instruments and hedging activities.

Investment Policy

Marketable securities with original maturities longer than three months but less than one year from the settlement date are classified as investments within current assets. These investments consist of highly liquid investment grade instruments primarily including corporate bonds and commercial paper. Investments for which we have the ability and positive intent to hold to maturity are carried at amortized cost. The difference between the acquisition costs and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of December 31, 2018, all of our investments were classified as held-to-maturity.

Business Combinations

The purchase price for business combinations is allocated to the estimated fair values of acquired tangible and intangible assets, including goodwill and assumed liabilities, where applicable. Additionally, we recognize customer relationships, trademarks and trade names, backlog and non-competition agreements as identifiable intangible assets. These assets are recorded at fair value as of the transaction date. The fair value of these intangibles is determined primarily using the income approach and using current industry information which involves significant unobservable inputs (Level 3 inputs). These inputs include projected sales, margin and tax rate.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Retainage receivables represent the amount retained by our customers to ensure the quality of the installation and is received after satisfactory completion of each installation project. Management regularly reviews aging of retainage receivables and changes in payment trends and records an allowance when collection of amounts due are considered at risk. Amounts retained by project owners under construction contracts and included in accounts receivable were $28.0 million and $23.1 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018, all but $0.6 million of retainage receivables, which are recorded in other long-term assets, were estimated to be contractually due within one year.

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

Allowance for doubtful accounts receivable
January 1, 2016	$2,486
Charged to costs and expenses	2,928
Charged to other accounts (1)	435
Deductions (2)	(2,452)

December 31, 2016	$3,397

Charged to costs and expenses	2,834
Charged to other accounts (1)	699
Deductions (2)	(2,125)

December 31, 2017	$4,805

Charged to costs and expenses	2,630
Charged to other accounts (1)	675
Deductions (2)	(3,025)

December 31, 2018	$5,085

(1)	Recovery of receivables previously written off as bad debt and other
(2)	Write-off of uncollectible accounts receivable

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Credit risk is our risk of financial loss from the non-performance of a contractual obligation on the part of our counterparty. Such risk arises principally from our receivables from customers and cash and bank balances. Substantially all of our trade accounts receivable are from entities engaged in residential and commercial construction. We perform periodic credit evaluations of our customers’ financial condition. The general credit risk of our counterparties is not considered to be significant. In addition, no individual customer made up more than 3% of accounts receivable or 4% of net revenue for the years ended December 31, 2018, 2017 and 2016.

Inventories

Inventories consist of insulation, waterproofing materials, garage doors, rain gutters, window blinds, shower doors, mirrors, closet shelving and other products. We value inventory at each balance sheet date to ensure that it is carried at the lower of cost or net realizable value with cost determined using the first-in, first-out (“FIFO”) method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. As of December 31, 2018 and 2017, substantially all inventory was finished goods. Inventory provisions are recorded to reduce inventory to the lower of cost or net realizable value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage, and specific identification of items such as product discontinuance, engineering/material changes, or regulatory-related changes.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Other Intangible and Long-Lived Assets

Other intangible assets consist of customer relationships, backlog, non-competition agreements and business trademarks and trade names. Amortization of finite lived intangible assets is recorded to reflect the pattern of economic benefits based on projected revenues over their respective estimated useful lives (customer relationships – eight to 15 years, non-competition agreements – one to five years and business trademarks and trade names – two to 15 years). We do not have any indefinite-lived intangible assets other than goodwill.

We review long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair net realizable value less cost to sell at the date management commits to a plan of disposal. There was no impairment loss for the years ended December 31, 2018, 2017 and 2016.

Other Liabilities

Our workers’ compensation insurance program, for a significant portion of our business, is considered a high deductible program whereby we are responsible for the cost of claims under approximately $0.8 million. Our general liability insurance program is considered a high retention program whereby we are responsible for the cost of claims up to approximately $2.0 million, subject to an aggregate cap of $8.0 million. Our vehicle liability insurance program is considered a high deductible program whereby we are responsible for the cost of claims under approximately $0.5 million. In each case, if we do not pay these claims, our insurance carriers are required to make these payments to the claimants on our behalf. The liabilities represent our best estimate of our costs, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through December 31, 2018 and 2017. We establish case reserves for reported claims using case-basis evaluation of the underlying claims data and we update as information becomes known. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

Advertising costs are generally expensed as incurred. Advertising expense was approximately $3.8 million, $3.2 million and $3.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in selling expense on the Consolidated Statements of Operations and Comprehensive Income.

Deferred Financing Costs

Deferred financing costs and debt issuance costs combined, totaling $6.4 million and $6.8 million, net of accumulated amortization as of December 31, 2018 and 2017, respectively, are amortized over the term of the related debt on a straight-line basis which approximates the effective interest method. The deferred financing costs are included in other non-current assets while the debt issuance costs are included in long-term debt on the Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively. The related amortization expense of these costs combined was $1.2 million, $1.1 million and $0.4 million and is included in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, we expensed loan costs of approximately $1.1 million and $1.0 million for the years ended December 31, 2018 and 2017, respectively, associated with our Senior Secured Credit Agreements because they did not meet the requirements for capitalization. For the years ended December 31, 2018 and 2017, we wrote off $0.1 million and $2.1 million, respectively, in previously capitalized loan costs as a result of refinancing our credit facilities. For additional information, see Note 7, Long-Term Debt.

Share-Based Compensation

Our share-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of our stockholders. Restricted stock awards are periodically granted to certain employees, officers and non-employee members of our board of directors under the stockholder-approved 2014 Omnibus Incentive Plan.

Certain of our stock awards are deemed to be equity-based with a service condition and do not contain a market or performance condition with the exception of performance-based awards granted to certain officers and performance-based stock units. Fair value of the non-performance-based awards to employees and officers is measured at the grant date and amortized to expense over the vesting period of the awards using the straight-line attribution method for all service-based awards with a graded vesting feature. This fair value is reduced by assumed forfeitures and adjusted for actual forfeitures until vesting. We also issue performance-based stock awards to certain officers under our 2014 Omnibus Incentive Plan. The performance-based compensation expense is recorded over the requisite service period using the graded-vesting method for the entire award. Performance-based stock awards are accounted for at fair value at date of grant. We also periodically grant performance-based stock units to certain employees under the stockholder-approved 2014 Omnibus Incentive Plan. These units convert to shares upon meeting time- and performance-based requirements.

Compensation expense for performance-based stock units is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the contingent vesting period. If performance goals are not probable to occur, no compensation expense will be recognized. If performance goals that were previously deemed probable are not or are not expected to be met, the previously recognized compensation cost related to such performance goals will be reversed. Employees and officers are subject to tax at the vesting date based on the market price of the shares on that date, or on the grant date if an election is made.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred tax assets and liabilities are measured using the enacted tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes from a change in tax rate is recognized through operations in the period that includes the enactment date of the change. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. During the year end December 31, 2017, the Company recognized a $3.8 million tax benefit as a result of revaluing the ending net deferred tax liabilities from 35% to the newly enacted U.S. corporate income tax rate of 21%, and also recognized a $0.8 million benefit in 2018 due to timing provision to return adjustments which impacted deferred balances at the 35% rate that were then revalued at the lower corporate rate. See Note 12, Income Taxes, for additional information.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Fair Value of Financial Instruments

See Note 8, Fair Value Measurements, for related accounting policies.

Recently Adopted Accounting Pronouncements

Standard	Adoption
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)	ASC 606 sets forth a new revenue recognition model that requires identifying the contract(s) with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations and recognizing the revenue upon satisfaction of performance obligations. We adopted the provisions of ASU 2014-09 and related subsequently-issued amendments beginning on January 1, 2018 using the modified retrospective approach and, as such, recognized a $2.1 million cumulative effect, net of tax, of initially applying the standard as an increase to the opening balance of retained earnings on January 1, 2018. See Note 3, Revenue Recognition, for further information regarding our revenue recognition policies and the revisions to correct certain immaterial misstatements.
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities	ASU 2017-12 better aligns a company’s risk management activities and financial reporting for hedging relationships and makes certain improvements to simplify the application of hedge accounting guidance. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. We elected to early adopt this ASU effective January 1, 2018 and, as such, recognized a $0.1 million adjustment to our opening retained earnings and accumulated other comprehensive income as of January 1, 2018 to reclassify the cash flow hedge ineffectiveness previously recorded in net income in the fourth quarter of 2017 to accumulated other comprehensive income.
ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118	In March 2018, the Financial Accounting Standards Board issued ASU 2018-05, which became effective immediately. ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Act (“SAB 118”). See Note 12, Income Taxes, for additional information regarding the adoption of ASU 2018-05.
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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements Not Yet Adopted

We are currently evaluating the impact of certain ASUs on our Consolidated Financial Statements or Notes to Consolidated Financial Statements, which are described below:

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

This ASU requires substantially all leases, with the exception of leases with a term of one year or less, to be recorded on the balance sheet as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use asset. This ASU also requires disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows. We are currently finalizing the evaluation of our leases including the impact on our consolidated financial statements. As part of our evaluation, we elected a number of practical expedients, including the “practical expedients package” determined in ASC 842-10-65-1. We estimate we will record an increase of lease-related assets and liabilities as of January 1, 2019 of approximately $43.0 million in the consolidated balance sheets. The impact to our consolidated statements of operations and comprehensive income and consolidated statements of cash flows

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standard	Description	Effective date	Effect on the financial statements or other significant matters is not expected to be material.
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

		Annual periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted.	We are currently evaluating whether this ASU will have a material impact on our consolidated financial statements.
ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	To address concerns over the cost and complexity of the two-step goodwill impairment test, this pronouncement removes the second step of the goodwill impairment test. Going forward, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.	Annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted.	We are currently evaluating the provisions of this ASU and the impact it will have on our disclosures.
ASU 2018-13, Fair Value Measurement (Topic 820):Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	This pronouncement amends Topic 820 to eliminate, add and modify certain disclosure requirements for fair value measurements.	Annual periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted.	We are currently evaluating the provisions of this ASU and the impact it will have on our disclosures.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standard	Description	Effective date	Effect on the financial statements or other significant matters
ASU 2018-16, Derivatives and Hedging (Topic 815)—Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	This pronouncement permits the use of the Overnight Index Swap (“OIS”) Rate based on the Secured Overnight Financing Rate (“SOFR”) as a U.S. benchmark interest rate for hedge accounting purposes.

For public business entities that already have adopted the amendments in ASU 2017-12, the amendments are effective for annual periods beginning after December 15, 2018, including interim periods therein. As we have already adopted ASU 2017-12 effective January 1, 2018, we will adopt this ASU as of January 1, 2019.

We do not expect this ASU to have a material impact on our financial statements until we transition from LIBOR to SOFR rates, which will likely not occur in 2019. We will reevaluate whether these changes will have a material impact at the time of transition.

NOTE 3 – REVENUE RECOGNITION

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, we adopted the new accounting standard ASC 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

We recorded a $2.1 million cumulative effect adjustment as an increase to opening retained earnings, a $2.8 million increase to current assets and a $0.7 million increase to deferred income taxes, respectively, on January 1, 2018 due to the impact of adopting Topic 606, with the impact primarily related to the change in accounting for certain of our short-term contracts that were previously accounted for on a completed contract basis, whereas, under ASC 606, we now recognize revenue associated with these contracts over time as service is performed and the transfer of control occurs, based on a percentage-of-completion method using cost-to-cost input methods as a measure of progress. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect adjustment has been revised from the amount previously disclosed in our interim financial statements filed on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018 to correct certain immaterial misstatements. The result of correcting these misstatements was an $0.8 million decrease to opening retained earnings, a $1.0 million decrease to current assets and a $0.2 million decrease to deferred income taxes recorded in our interim financial statements filed on Form 10-Q for the quarterly period ended September 30, 2018.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impact of New Revenue Recognition Standard on Financial Statement Line Items

The following table summarizes the impact of the new revenue standard on the Consolidated Balance Sheets as of December 31, 2018, including the cumulative effect of applying the new standard to all contracts upon adoption (in thousands):

	Impact of Change in Accounting Policy
	As reported	Adjustments	Without adoption
Inventories	$61,162	$5,801	$66,963
Other current assets	35,760	(8,607)	27,153
Total assets	834,658	(2,806)	831,852
Deferred income taxes	6,695	(534)	6,161
Retained earnings	105,212	(2,272)	102,940
Total liabilities and stockholders’ equity	834,658	(2,806)	831,852

The following table summarizes the impact of the new revenue standard on the Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Year Ended December 31, 2018
	As reported	Adjustments	Without adoption
Net revenue	$1,336,432	$(751)	$1,335,681
Cost of sales	964,841	(578)	964,263

Income before income taxes	$72,186	$(173)	$72,013
Income tax provision	17,438	(43)	17,395

Net income	$54,748	$(130)	$54,618

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

When the percentage-of-completion method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs (the cost-to-cost approach). Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue, requires judgment and can change throughout the duration of a contract due to contract modifications and other factors impacting job completion. The costs of earned revenue include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Sales terms typically do not exceed 30 days for short-term contracts and typically do not exceed 60 days for long-term contracts with customers. All contracts are billed either contractually or as work is performed. Billing on our long-term contracts occurs primarily on a monthly basis throughout the contract period whereby we submit invoices for customer payment based on actual or estimated costs incurred during the billing period. On certain of our long-term contracts the customer may withhold payment on an invoice equal to a percentage of the invoice amount, which will be subsequently paid after satisfactory completion of each installation project. This amount is referred to as retainage and is common practice in the construction industry, as it allows for customers to ensure the quality of the service performed prior to full payment. Retainage receivables are classified as current or long-term assets based on the expected time to project completion.

We disaggregate our revenue from contracts with customers by end market and product, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenues disaggregated by end market and product (in thousands):

	Year ended December 31, 2018
Residential new construction	$1,026,473	77%
Repair and remodel	89,977	7%
Commercial	219,982	16%

Net revenues	$1,336,432	100%

	Year ended December 31, 2018
Insulation	$876,118	66%
Waterproofing	97,683	7%
Shower doors, shelving and mirrors	90,352	7%
Garage doors	79,539	6%
Rain gutters	44,203	3%
Blinds	28,981	2%
Other building products	119,556	9%

Net revenues	$1,336,432	100%

Contract Assets and Liabilities

Our contract assets consist of unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized, based on costs incurred, exceeds the amount billed to the customer. Our contract assets are recorded in other current assets in our Consolidated Balance Sheets. Our contract liabilities consist of customer deposits and billings in excess of revenue recognized, based on costs incurred and are included in other current liabilities in our Consolidated Balance Sheets. For presentation purposes, uncompleted contracts as of December 31, 2017 have been restated to reflect the adoption of ASC 606 on January 1, 2018.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in thousands):

	As of December 31,
	2018	2017
Contract assets	$15,092	$14,476
Contract liabilities	(7,468)	(7,519)

Uncompleted contracts were as follows (in thousands):

	As of December 31,
	2018	2017
Costs incurred on uncompleted contracts	$114,826	$84,563
Estimated earnings	58,952	47,000

Total	173,778	131,563
Less: Billings to date	163,112	122,144

Net under (over) billings	$10,666	$9,419

Net under (over) billings were as follows (in thousands):

	As of December 31,
	2018	2017
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$15,092	$14,476
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(4,426)	(5,057)

Net under (over) billings	$10,666	$9,419

The difference between contract assets and contract liabilities as of December 31, 2018 compared to December 31, 2017 is primarily the result of timing differences between our performance of obligations under contracts and customer payments. During the year ended December 31, 2018, we recognized $7.0 million of revenue, respectively, that was included in the contract liability balance at December 31, 2017. We did not recognize any impairment losses on our receivables and contract assets during the years ended December 31, 2018 and 2017.

Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $88.0 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

Practical Expedients and Exemptions

We generally expense sales commissions and other incremental costs of obtaining a contract when incurred because the amortization period is usually one year or less. Sales commissions are recorded within selling expenses on the Consolidated Statements of Operations and Comprehensive Income.

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENTS

Cash and cash equivalents includes investments in money market funds that are valued based on the net asset value of the funds. The investments in these funds were $69.8 million and $55.6 million as of December 31, 2018 and 2017, respectively.

All other investments are classified as held-to-maturity and consist of highly liquid instruments including primarily corporate bonds and commercial paper. As of December 31, 2018 and 2017, the amortized cost of these investments equaled the net carrying value, which was $10.1 million and $30.1 million, respectively. All held-to-maturity securities as of December 31, 2018 mature in one year or less. See Note 8, Fair Value Measurements, for additional information.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2018	2017
Land	$—	$66
Buildings	—	218
Leasehold improvements	6,717	6,152
Furniture, fixtures and equipment	38,369	30,863
Vehicles and equipment	177,969	153,744

	223,055	191,043
Less: accumulated depreciation and amortization	(132,938)	(109,968)

	$90,117	$81,075

During the twelve months ended December 31, 2018 and 2017 we recorded the following depreciation and amortization expense on our property and equipment, by income statement category (in thousands):

	As of December 31,
	2018	2017	2016
Cost of sales	$31,526	$26,731	$22,294
Administrative	1,779	1,554	1,276

Property and equipment as of December 31, 2018 and 2017 of $59.9 million and $49.7 million, respectively, were fully depreciated but still being utilized in our business.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – GOODWILL AND INTANGIBLES

Goodwill

The change in carrying amount of goodwill was as follows (in thousands):

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)
January 1, 2017	$177,090	$(70,004)	$107,086
Business combinations	47,727	—	47,727
Other	653	—	653

December 31, 2017	225,470	(70,004)	155,466
Business combinations	17,023	—	17,023
Other	560	—	560

December 31, 2018	$243,053	$(70,004)	$173,049

Other changes included in the above table for the years ended December 31, 2018 and 2017 include minor adjustments for the allocation of certain acquisitions still under measurement as well as several immaterial tuck-in acquisitions. For additional information regarding changes to goodwill resulting from acquisitions, see Note 15, Business Combinations.

At October 1, 2018, our measurement date, we performed a qualitative analysis that weighed all evidence of potential impairment, whether positive or negative, and determined that no factors existed that indicated an impairment of goodwill more likely than not existed. As such, no impairment of goodwill was recognized for the year ended December 31, 2018. In addition, no impairment of goodwill was recognized for the years ended December 31, 2017 or 2016.

Intangibles, net

The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in thousands):

	As of December 31,
	2018			2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangibles:
Customer relationships	$148,635	$52,514	$96,121	$121,015	$38,651	$82,364
Covenants not-to-compete	14,682	7,572	7,110	11,807	4,773	7,034
Trademarks and tradenames	64,432	18,256	46,176	58,136	14,076	44,060
Backlog	14,060	13,677	383	13,600	9,067	4,533

	$241,809	$92,019	$149,790	$204,558	$66,567	$137,991

There was no intangible asset impairment loss for the years ended December 31, 2018, 2017 and 2016.

The gross carrying amount of intangibles increased approximately $37.3 million and $77.7 million during the years ended December 31, 2018 and 2017, respectively. Intangibles associated with business combinations

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounted for approximately $36.1 million and $76.8 million of the increases during the years ended December 31, 2018 and 2017, respectively, with the remaining changes due to other factors. For more information, see Note 15, Business Combinations. Amortization expense on intangible assets totaled approximately $25.4 million, $26.9 million and $11.3 million during the years ended December 31, 2018, 2017 and 2016, respectively. Remaining estimated aggregate annual amortization expense is as follows (in thousands):

2019	$23,250
2020	22,318
2021	21,012
2022	20,094
2023	17,183
Thereafter	45,933

NOTE 7 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	As of December 31,
	2018	2017
Term loans, in effect, net of unamortized debt issuance costs of $4,834 and $5,146, respectively	$390,916	$293,354
Vehicle and equipment notes, maturing through December 2023; payable in various monthly installments, including interest rates ranging from 2.5% to 4.9%	60,391	50,357
Various notes payable, maturing through March 2025; payable in various monthly installments, including interest rates ranging from 4% to 6%	3,517	3,866

	454,824	347,577
Less: current maturities	(22,642)	(16,650)

Long-term debt, less current maturities	$432,182	$330,927

Senior Secured Credit Facilities

In April 2017, we entered into a term loan credit agreement (the “Term Loan Agreement”) which provides for a seven-year $300.0 million term loan facility (the “Term Loan”). In April 2017, we also entered into an asset-based lending credit agreement (the “ABL Credit Agreement” and together with the Term Loan Agreement, the “Senior Secured Credit Agreements”) which provides for a revolving credit facility up to approximately $100.0 million and up to $50.0 million for the issuance of letters of credit (the “ABL Revolver” and together with the Term Loan, the “Senior Secured Credit Facilities”). A portion of the proceeds from the Senior Secured Credit Facilities were used to repay, in full, all amounts outstanding under the previous credit and security agreement.

The Term Loan Agreement was amended on November 30, 2017 to refinance the total principal amount of the Term Loan outstanding immediately prior to the effective date of the amendment on substantially the same terms as the initial Term Loan, except for (i) a decrease in the margins applicable to the base rate and Eurodollar rate loans, (ii) an increase in the cap on permitted indebtedness related to capital expenditures other than capital lease obligations and (iii) the inclusion of a mechanism to establish an alternative Eurodollar rate if certain circumstances

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have arisen such that the London Interbank Offered Rate may no longer be used. The ABL Credit Agreement was amended in December 2017 to revise the formula for maximum indebtedness incurred by the Company while subject to the terms of such agreement.

On June 19, 2018, we entered into a second amendment to the Term Loan Agreement to (i) extend the maturity date from April 15, 2024 to April 15, 2025 and (ii) increase the aggregate principal amount of the facility from $297.8 million to $397.8 million. All other provisions of the Term Loan Agreement were unchanged. On June 19, 2018, we also entered into a third amendment to the agreement for the ABL Credit Agreement to (i) extend the maturity date from April 13, 2022 to June 19, 2023, (ii) increase the aggregate revolving loan commitments from $100.0 million to $150.0 million and (iii) provide enhanced borrowing availability against certain types of accounts receivable.

Our Senior Secured Credit Facilities bear interest at either the Eurodollar rate (“LIBOR”) or the base rate (which approximated the prime rate), at our election, plus a margin based on the type of rate applied and leverage ratio. The margin in respect of loans under (i) the Term Loan will be (A) 2.50% in the case of Eurodollar rate loans and (B) 1.50% in the case of base rate loans, and (ii) the ABL Revolver will be (A) 1.25%, 1.50% or 1.75% in the case of Eurodollar rate loans (based on a measure of availability under the agreement) and (B) 0.25%, 0.50% or 0.75% in the case of base rate loans (based on a measure of availability under the agreement).

The borrowing base for the ABL Revolver, which determines availability under the facility, is based on a percentage of the value of certain assets securing the obligations of the Company and the subsidiary guarantors under the agreement. All obligations under the Senior Secured Credit Agreements, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and the guarantors subject to certain exceptions and permitted liens.

Vehicle and Equipment Notes

We are party to a Master Loan and Security Agreement (“Master Loan and Security Agreement”), a Master Equipment Lease Agreement (“Master Equipment Agreement”) and one or more Master Loan Agreements (“Master Loan Agreements” and together with the Master Loan and Security Agreement and Master Equipment Agreement the “Master Loan Equipment Agreements”) with various lenders to provide financing for the purpose of purchasing or leasing vehicles and equipment used in the normal course of business. Each financing arrangement under these agreements constitutes a separate note and obligation. Vehicles and equipment purchased or leased under each financing arrangement serve as collateral for the note applicable to such financing arrangement. Regular payments are due under each note for a period of typically 60 consecutive months after the incurrence of the obligation. The specific terms of each note are based on specific criteria, including the type of vehicle or equipment and the market interest rates at the time. No termination date applies to these agreements. As of December 31, 2018, approximately $71.7 million of the various loan agreements was available for purchases of equipment.

Total gross assets relating to our Master Loan and Equipment Agreements were $98.7 million and $74.5 million as of December 31, 2018 and 2017, respectively, none of which were fully depreciated as of December 31, 2018 or 2017, respectively. The net book value of assets under these agreements was $58.2 million and $51.4 million as of December 31, 2018 and 2017, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Consolidated Statements of Operations and Comprehensive Income.

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

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of December 31, 2018 and 2017 are categorized based on the lowest level of significant input to the valuation. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. During each of the years ended December 31, 2018, 2017 and 2016, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.

Estimated Fair Value of Financial Instruments

Accounts receivable, accounts payable and accrued liabilities as of December 31, 2018 and 2017 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of our long-term debt, including the Senior Secured Credit Facilities as of December 31, 2018 and 2017, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of the obligations associated with our capital leases and vehicle and equipment notes approximate fair value as of December 31, 2018 and 2017. All debt classifications represent Level 2 fair value measurements.

Derivative financial instruments are measured at fair value based on observable market information and appropriate valuation methods. Contingent consideration liabilities arise from future earnout payments to the sellers associated with certain acquisitions and are based on predetermined calculations of certain future results.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These future payments are estimated by considering various factors, including business risk and projections. The contingent consideration liabilities are measured at fair value by discounting estimated future payments to their net present value using the appropriate weighted average cost of capital (WACC). The fair values of financial assets and liabilities that are recorded at fair value in the Consolidated Balance Sheets and not described above were as follows (in thousands):

	As of December 31, 2018				As of December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$69,807	$69,807	$—	$—	$55,634	$55,634	$—	$—
Derivative financial instruments	1,765	—	1,765	—	618	—	618	—

Total financial assets	$71,572	$69,807	$1,765	$—	$56,252	$55,634	$618	$—

Financial liabilities:
Derivative financial instruments	$2,275	$—	$2,275	$—	$—	$—	$—	$—
Contingent consideration	5,098	—	—	5,098	1,834	—	—	1,834

Total financial liabilities	$7,373	$—	$2,275	$5,098	$1,834	$—	$—	$1,834

The change in fair value of the contingent consideration was as follows (in thousands):

Contingent consideration liability—January 1, 2018	$1,834
Preliminary purchase price	3,683
Fair value adjustments	(586)
Accretion in value	569
Amounts paid to sellers	(402)

Contingent consideration liability—December 31, 2018	$5,098

The accretion in value of contingent consideration liabilities is included within administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.

The carrying values and associated fair values of financial assets and liabilities that are not recorded at fair value in the Consolidated Balance Sheets and not described above include investments which represent a Level 2 fair value measurement and are as follows (in thousands):

	As of December 31, 2018		As of December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Investments	$10,060	$10,053	$30,053	$30,038

See Note 4, Investments, for more information on cash equivalents and investments included in the table above. Also see Note 9, Derivatives and Hedging Activities, for more information on derivative financial instruments.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash Flow Hedges of Interest Rate Risk

Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2018, we had two interest rate swaps, each with an associated floor, with a beginning notional of $200.0 million, one that amortizes quarterly to $95.3 million at a maturity date of May 31, 2022 and one that amortizes quarterly to $93.3 million at a maturity date of April 15, 2025. We also had a forward interest rate swap with an associated floor beginning May 31, 2022 with a beginning notional of $100.0 million that amortizes quarterly to $97.0 million at a maturity date of April 15, 2025. Combined, these three swaps serve to hedge $200.0 million of the variable cash flows on our Term Loan until maturity. As of December 31, 2017, we had one interest rate swap with an associated floor with a beginning notional of $100.0 million that amortizes quarterly to $95.3 million at a maturity date of May 31, 2022.

The changes in the fair value of derivatives designated (and that qualify) as cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. No cash flow hedges were settled and reclassified into earnings during the years ended December 31, 2018, 2017 or 2016. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt. Over the next twelve months, we estimate that an additional $0.3 million will be reclassified as a decrease to interest expense, net.

Additionally, we do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of December 31, 2018, the Company has not posted any collateral related to these agreements.

We elected to early adopt ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” as of January 1, 2018 and, as such, recognized a $0.1 million adjustment to our opening retained earnings and accumulated other comprehensive income as of January 1, 2018 to reclassify the cash flow hedge ineffectiveness previously recorded in net income in the fourth quarter of 2017 to accumulated other comprehensive income.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY

As of December 31, 2018 and 2017, we had a loss of $0.4 million and a gain of $0.5 million, respectively, in accumulated other comprehensive income on our Consolidated Balance Sheets, which represents the effective portion of the unrealized (loss) gain on our derivative instruments. For additional information, see Note 9, Derivatives and Hedging Activities.

On February 28, 2018, our board of directors authorized a $50 million stock repurchase program effective March 2, 2018 and on October 31, 2018, our board of directors approved an additional stock repurchase program, effective November 5, 2018, pursuant to which we may purchase up to an additional $100 million of our outstanding common stock. The program will remain in effect until February 28, 2020, unless extended by the board of directors. During the twelve months ended December 31, 2018, we repurchased 2.1 million shares of our outstanding common stock for $89.4 million, leaving $60.6 million available for future purchases under our stock repurchase program.

The effect of these treasury shares reducing the number of common shares outstanding is reflected in our earnings per share calculation.

NOTE 11 – EMPLOYEE BENEFITS

Healthcare

We participate in multiple healthcare plans, of which our primary plan is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual. Our healthcare benefit expense (net of employee contributions) was approximately $17.8 million, $17.4 million and $15.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, for all plans. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Consolidated Balance Sheets and was $2.3 million and $1.8 million as of December 31, 2018 and 2017, respectively.

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

Workers’ compensation expense totaled $12.8 million, $13.5 million and $12.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in cost of sales on the Consolidated Statements of Operations and Comprehensive Income. Workers’ compensation known claims and IBNR reserves included on the Consolidated Balance Sheets were as follows (in thousands):

	As of December 31,
	2018	2017
Included in other current liabilities	$5,795	$5,899
Included in other long-term liabilities	9,447	8,721

	$15,242	$14,620

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also had an insurance receivable for claims that exceeded the stop loss limit included on the Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	As of December 31,
	2018	2017
Included in other non-current assets	$1,888	$1,826

Retirement Plans

We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. During the years ended December 31, 2018, 2017 and 2016, we recognized 401(k) plan expenses of $1.7 million, $1.6 million and $1.3 million, respectively, which is included in administrative expenses on the accompanying Consolidated Statements of Operations and Comprehensive Income.

Share-Based Compensation

Common Stock Awards

During the years ended December 31, 2018, 2017 and 2016, we granted approximately five thousand, six thousand and nine thousand shares of restricted stock, respectively, at a price of $60.65, $50.50 and $34.23 per share, respectively, which represents market price on the grant dates to non-employee members of our board of directors. The stock issued in 2018 will vest over a one year service term whereas the stock issued in 2017 and 2016 vested on the grant date since there was no service period associated with these awards. Accordingly, we recorded $0.2 million, $0.3 million and $0.3 million in compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively, related to these grants within administrative expenses on the Consolidated Statements of Operations and Comprehensive Income at the time of grant. The weighted-average grant date fair value is the same as the issue price for all shares granted in 2018, 2017 and 2016.

In addition, during the years ended December 31, 2018, 2017 and 2016, we granted approximately 0.1 million shares of our common stock under our 2014 Omnibus Incentive Plan to our employees. The shares granted during each year ended December 31, 2018, 2017 and 2016 vest in three equal installments (rounded to the nearest whole share) annually on April 20th through 2021.

During the years ended December 31, 2018, 2017 and 2016, our employees surrendered approximately 41 thousand, 11 thousand, and 32 thousand shares, respectively, of our common stock to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2014 Omnibus Incentive Plan. We recorded share-based compensation expense associated with these non-performance-based awards issued to employees of $4.0 million, $2.7 million, and $1.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, within administrative expense on the Consolidated Statements of Operations and Comprehensive Income. We recognized excess tax benefits of approximately $0.5 million, $0.6 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, within the income tax provision on the Consolidated Statements of Operations and Comprehensive Income. As of December 31, 2018, there was $5.0 million of unrecognized compensation expense related to these nonvested common stock awards issued to non-employee members of our board of directors and our employees. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 1.8 years. Shares forfeited are returned as treasury shares and available for future issuances. See the table below for changes in shares and related weighted average fair market value per share.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-Based Stock Awards

During the year ended December 31, 2018, we granted under our 2014 Omnibus Incentive Plan approximately 0.1 million shares of our common stock to certain officers, which vest in two equal installments on each of April 20, 2019 and April 20, 2020. These shares were issued in connection with the performance-based targets established in 2017. In addition, during the year ended December 31, 2018, we established, and our board of directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2019 contingent upon achievement of these targets. Share-based compensation expense associated with these performance-based awards was $2.0 million and $1.0 million for the years ended December 31 2018 and 2017, respectively.

As of December 31, 2018, there was $2.7 million of unrecognized compensation expense related to nonvested performance-based common stock awards. This expense is subject to future adjustments for forfeitures and is expected to be recognized over the remaining weighted-average period of 1.6 years using the graded-vesting method. See the table below for changes in shares and related weighted average fair market value per share.

Performance-Based Stock Units

During the year ended December 31, 2017, we established, and our board of directors approved, performance-based stock units in connection with common stock awards which we issued to certain employees during the year ended December 31, 2018. In addition, during the year ended December 31, 2018, we established, and our board of directors approved, performance-based stock units in connection with common stock awards to be issued to certain employees in 2019 contingent upon achievement of a performance target, which was met in 2018, as well as a one-year service period. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares. Share-based compensation expense associated with these performance-based units was $1.6 million and $2.6 million for the years ended December 31 2018 and 2017, respectively.

As of December 31, 2018, there was $0.2 million of unrecognized compensation expense related to nonvested performance-based stock units. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 0.3 years. See the table below for changes in shares and related weighted average fair market value per share.

Share-Based Compensation Summary

Amounts for each category of equity-based award for employees as of December 31, 2018 and changes during the year ended December 31, 2018 were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Stock Units
	Awards	Weighted Average Fair Market Value Per Share	Awards	Weighted Average Fair Market Value Per Share	Units	Weighted Average Fair Market Value Per Share
Nonvested awards/units at December 31, 2017	202,331	$39.09	77,254	$41.00	72,000	$52.16
Granted	65,112	57.51	52,892	65.60	14,072	55.92
Vested	(91,291)	36.14	—	—	(71,120)	52.15
Forfeited/Cancelled	(2,963)	49.65	(14,448)	41.00	(1,704)	53.38

Nonvested awards/units at December 31, 2018	173,189	$47.40	115,698	$52.25	13,248	$56.05

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2018, 2017 and 2016, we recorded the following stock compensation expense, by income statement category (in thousands):

	2018	2017	2016
Cost of sales	$846	$965	$—
Selling	451	571	—
Administrative	6,549	5,055	1,894

	$7,846	$6,591	$1,894

Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represents all stock compensation earned by our installation and sales employees, respectively.

As of December 31, 2018, approximately 2.4 million of the 3.0 million shares of common stock authorized for issuance were available for issuance under the 2014 Omnibus Incentive Plan.

NOTE 12 – INCOME TAXES

The provision for income taxes is comprised of (in thousands):

	Years ended December 31,
	2018	2017	2016
Current:
Federal	$13,486	$17,557	$18,307
State	3,641	3,302	3,472

	17,127	20,859	21,779
Deferred:
Federal	221	(5,895)	(338)
State	90	(284)	(267)

	311	(6,179)	(605)

Total tax expense	$17,438	$14,680	$21,174

The reconciliation between our effective tax rate on net income and the federal statutory rate is as follows (dollars in thousands):

	Years ended December 31,
	2018		2017		2016
Income tax at federal statutory rate	$15,159	21.0%	$19,537	35.0%	$20,864	35.0%
Stock compensation	(436)	(0.6%)	(581)	(1.0%)	(227)	(0.4%)
Qualified Production Activity Deduction	—	0.0%	(1,715)	(3.1%)	(1,776)	(3.0%)
Other permanent items	(667)	(0.8%)	197	0.4%	(92)	(0.1%)
Change in valuation allowance	312	0.4%	285	0.5%	442	0.7%
Change in uncertain tax positions	969	1.3%	(1,807)	(3.2%)	66	0.1%
State income taxes, net of federal benefit	2,911	4.0%	2,150	3.8%	1,897	3.2%
Rate impact of the Tax Act	(810)	(1.1%)	(3,386)	(6.1%)	—	—%

Total tax expense	$17,438	24.2%	$14,680	26.3%	$21,174	35.5%

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the net deferred tax asset or liability are as follows (in thousands):

	As of December 31,
	2018	2017
Deferred Tax Assets
Long-term
Accrued reserves and allowances	$4,245	$3,916
Allowance for doubtful accounts	500	426
Inventories	335	213
Intangibles	4,937	3,279
Net operating loss carryforwards	1,446	2,623
Other	4	10

Long-term deferred tax assets	11,467	10,467
Less: Valuation allowance	(1,255)	(1,746)

Net deferred tax assets	10,212	8,721

Deferred Tax Liabilities
Long-term
Accrued reserves and allowances	(365)	(308)
Property and equipment	(2,091)	(1,453)
Intangibles	(3,850)	(3,543)
Investment in partnership	(10,266)	(9,189)
Other	(242)	(208)

Long-term deferred tax liabilities	(16,814)	(14,701)

Net deferred tax liabilities	$(6,602)	$(5,980)

As of December 31, 2018, we have recorded a deferred tax asset of $1.4 million reflecting the benefit of $5.9 million in federal and state income tax net operating loss (NOL) carryforwards, the earliest of which expires in 2030.

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

Based on this evaluation, a valuation allowance has been recorded as of December 31, 2018 and 2017 for the net deferred tax assets recorded on certain of our wholly owned subsidiaries. Such deferred tax assets relate primarily to net operating losses that are not more likely than not realizable. However, the amount of the deferred tax asset considered realizable could be adjusted if our estimate of future taxable income during the carryforward period changes, or if objective negative evidence in the form of cumulative losses is no longer present. Additional weight may be given to subjective evidence such as our projections for growth in this situation.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertain Tax Positions

We are subject to taxation in the United States and various state jurisdictions. As of December 31, 2018, our tax years for 2015 through 2017 are subject to examination by the tax authorities. A rollforward of the gross unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefit, January 1, 2016	$3,586
Increase as a result of tax positions taken during the period	2,354
Decrease as a result of tax positions taken during the period	(1,356)
Decrease as a result of expiring statutes	(487)

Unrecognized tax benefit, December 31, 2016	$4,097

Increase as a result of tax positions taken during the period	4,353
Decrease as a result of tax positions taken during the period	(2,311)
Decrease as a result of expiring statutes	(1,689)

Unrecognized tax benefit, December 31, 2017	$4,450

Increase as a result of tax positions taken during the period	3,846
Decrease as a result of tax positions taken during the period	(2,850)
Decrease as a result of expiring statutes	(97)

Unrecognized tax benefit, December 31, 2018	$5,349

Unrecognized tax benefits of $2.7 million at December 31, 2018 would affect the effective tax rate. Interest expense and penalties accrued related to uncertain tax positions as of December 31, 2018 are $0.3 million.

We expect a decrease to the amount of unrecognized tax benefits (exclusive of penalties and interest) within the next twelve months of zero to $1.5 million.

Determining uncertain tax positions and the related estimated amounts requires judgment and carry estimation risk. If future tax law changes or interpretations should come to light, or additional information should become known, our conclusions regarding unrecognized tax benefits may change.

Impacts of the Tax Act

The Tax Act was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, which had a positive impact on our 2018 and 2017 effective tax rates due to the revaluation of our ending net deferred tax liabilities.

Under the guidance in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 118 (“SAB 118”), we recorded provisional amounts for the impact of the Tax Act as of December 31, 2017, representing a $3.8 million tax benefit related to the revaluation of the ending net deferred tax liabilities from 35% to the newly

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

enacted U.S. corporate income tax rate of 21%, which was partially offset by tax expense of $0.4 million net amount for the revaluation of the uncertain tax positions and the valuation allowance. Under the transitional provisions of SAB 118, we had a one-year measurement period to complete the accounting for the initial tax effects of the Tax Act. We recorded its final adjustments to the provisional amounts in 2018 which resulted in a $0.8 million tax benefit largely due to timing provision to return adjustments which impacted deferred balances at the 35% rate that were then revalued at the lower corporate rate. Final regulations will be issued in the future and may be applied retroactively to the date of enactment of U.S. Tax Reform that may result in changes to the tax amounts recorded as a result of the Tax Act.

NOTE 13 – RELATED PARTY TRANSACTIONS

We sell installation services to other companies related to us through common or affiliated ownership and/or board of directors and/or management relationships. We also purchase services and materials and pay rent to companies with common or related ownership. For additional information, see Note 14, Commitments and Contingencies.

For the years ended December 31, 2018, 2017 and 2016, the amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Sales	$12,636	$10,250	$7,914
Purchases	1,587	1,294	579
Rent	1,099	1,154	635

At December 31, 2018 and 2017, we had related party balances of approximately $2.3 million and $2.0 million, respectively, included in accounts receivable on our Consolidated Balance Sheets. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer is a member of our board of directors, accounted for $1.2 million and $1.0 million of these balances as of December 31, 2018 and 2017, respectively.

On November 5, 2018, as part of our stock repurchase program, we entered into a share repurchase agreement with PJAM IBP Holdings, Inc. (“PJAM”) for the purchase of 150 thousand shares of our common stock for a purchase price of approximately $5.1 million, or $34.11 per share, which represented a 3.0% discount to the last reported price of our common stock on November 2, 2018. Jeff Edwards, our Chief Executive Officer, is the President of PJAM and, in such role, has sole voting and dispositive power over the shares held by PJAM and is deemed the beneficial owner of the shares of our common stock held by PJAM.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Accrued General Liability

Accrued general insurance reserves included on the Consolidated Balance Sheets were as follows (in thousands):

	As of December 31,
	2018	2017
Included in other current liabilities	$1,848	$2,033
Included in other long-term liabilities	6,608	7,073

	$8,456	$9,106

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also had insurance receivables and an indemnification asset included on the Consolidated Balance Sheets that, in aggregate, offset an equal liability included within the reserve amounts noted above. The amounts were as follows (in thousands):

	As of December 31,
	2018	2017
Insurance receivable and indemnification asset for claims under a fully insured policy	$2,484	$2,773
Insurance receivable for claims that exceeded the stop loss limit	53	2

Total insurance receivables included in other non-current assets	$2,537	$2,775

Leases

We are obligated under capital leases covering vehicles and certain equipment. The vehicle and equipment leases generally have initial terms ranging from four to six years. Total assets relating to capital leases were approximately $58.7 million and $63.4 million as of December 31, 2018 and 2017, respectively, and a total of approximately $32.0 million and $26.8 million were fully depreciated as of December 31, 2018 and 2017, respectively. The net book value of assets under capital leases was approximately $9.5 million and $13.0 million as of December 31, 2018 and 2017, respectively. Amortization of assets held under capital leases is included within cost of sales on the Consolidated Statements of Operations and Comprehensive Income.

We also have several noncancellable operating leases, primarily for buildings, improvements, equipment and certain vehicles. These leases generally contain renewal options for periods ranging from one to five years and require us to pay all executory costs such as property taxes, maintenance and insurance.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2018 are as follows (in thousands):

	Capital Leases	Operating Leases
		Related Party	Other	Total Operating
2019	$5,207	$1,159	$14,418	$15,577
2020	2,253	1,184	11,293	12,477
2021	1,339	1,058	7,014	8,072
2022	452	972	4,335	5,307
2023	93	51	2,613	2,664
Thereafter	—	—	4,695	4,695

	9,344	$4,424	$44,368	$48,792

Less: Amounts representing executory costs	(255)
Less: Amounts representing interest	(459)

Total obligation under capital leases	8,630
Less: Current portion of capital leases	(4,806)

Long term capital lease obligation	$3,824

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total rent expense under these operating leases, which is included in the Consolidated Statements of Operations and Comprehensive Income, was as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Cost of Sales	$546	$813	$848
Administrative	16,693	14,310	10,732

Total	$17,239	$15,123	$11,580

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

During the year ended December 31, 2018, we entered into an agreement with one of our suppliers to purchase a portion of the insulation materials we utilize across our business. This agreement is effective January 1, 2019 through December 31, 2021 with a purchase obligation of $16.4 million for 2019, $21.4 million for 2020 and $15.0 million for 2021. Additionally, we entered into an agreement with a chemical supplier with a purchase obligation of $0.6 million in 2019.

NOTE 15 – BUSINESS COMBINATIONS

As part of our ongoing strategy to expand geographically and increase market share in certain markets, we completed ten, ten and nine business combinations during the years ended December 31, 2018, 2017 and 2016, respectively, as well as several insignificant tuck-in acquisitions merged into existing operations in 2018 and 2017, in which we acquired 100% of the voting equity interests in each acquired entity. Acquisition-related costs amounted to $2.7 million, $3.9 million and $2.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in Administrative expenses on the Consolidated Statements of Operations and Comprehensive Income. The goodwill to be recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed. We expect to deduct $17.3 million of goodwill for tax purposes as a result of 2018 acquisitions.

The largest of our 2018 acquisitions was Custom Overhead Door, LLC dba Custom Door & Gate (collectively, “CDG”) and Advanced Fiber Technology, Inc. (collectively, “AFT”). The remaining acquisitions were individually insignificant but material in the aggregate, as follows. Net income (loss), as noted below, includes amortization, taxes and interest allocations when appropriate. Below is a summary of each significant acquisition by year, including revenue and net income (loss) since date of acquisition, shown for the year of acquisition.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2018 (in thousands):

Name	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)
CDG	3/19/2018	Asset	$9,440	$1,973	$11,413	$11,466	$531
AFT	10/31/2018	Asset	19,707	1,510	21,217	3,530	(13)
Other	Various	Shares/Asset	28,593	4,057	32,650	24,329	639

Total			$57,740	$7,540	$65,280	$39,325	$1,157

For the year ended December 31, 2017 (in thousands):

Name	Date	Acquisition Type	Cash Paid	Seller Obligations	Fair Value of Common Stock Issued	Total Purchase Price	Revenue	Net (Loss) Income
Alpha (1)	1/5/2017	Share	$103,810	$2,002	$10,859	$116,671	$116,070	$(1,148)
Columbia	6/26/2017	Asset	8,768	225	—	8,993	6,046	86
Astro	9/18/2017	Asset	9,144	482	—	9,626	1,829	11
Other	Various	Asset	15,645	2,419	—	18,064	20,457	573

Total			$137,367	$5,128	$10,859	$153,354	$144,402	$(478)

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

For the year ended December 31, 2016 (in thousands):

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in thousands):

	2018
	CDG	AFT	Other	Total
Estimated fair values:
Cash	$—	$—	$—	$—
Accounts receivable	1,731	—	4,181	5,912
Inventories	514	565	1,136	2,215
Other current assets	28	—	918	946
Property and equipment	933	2,882	2,169	5,984
Intangibles	3,711	13,470	18,904	36,085
Goodwill	4,898	4,415	7,711	17,024
Other non-current assets	36	13	82	131
Accounts payable and other current liabilities	(438)	(128)	(2,451)	(3,017)

Fair value of assets acquired and purchase price	11,413	21,217	32,650	65,280
Less fair value of common stock issued	—	—	—	—
Less seller obligations	1,973	1,510	4,057	7,540

Cash paid	$9,440	$19,707	$28,593	$57,740

	2017
	Alpha	Columbia	Astro	Other	Total
Estimated fair values:
Cash	$247	$—	$—	$—	$247
Accounts receivable	29,851	989	924	3,157	34,921
Inventories	1,852	704	296	1,544	4,396
Other current assets	4,500	8	36	96	4,640
Property and equipment	1,528	659	640	1,820	4,647
Intangibles	57,200	4,760	5,168	9,688	76,816
Goodwill	38,511	2,209	2,932	4,190	47,842
Other non-current assets	383	36	—	219	638
Accounts payable and other current liabilities	(17,401)	(372)	(370)	(2,650)	(20,793)

Fair value of assets acquired	116,671	8,993	9,626	18,064	153,354
Less fair value of common stock issued	10,859	—	—	—	10,859
Less seller obligations	2,002	225	482	2,419	5,128

Cash paid	$103,810	$8,768	$9,144	$15,645	$137,367

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016
	Alpine	East Coast	Other	Total
Estimated fair values:
Cash	$—	$2,181	$—	$2,181
Accounts receivable	3,959	3,093	2,502	9,554
Inventories	700	332	1,183	2,215
Other current assets	—	1	24	25
Property and equipment	656	666	1,616	2,938
Intangibles	12,800	6,400	11,067	30,267
Goodwill	6,642	4,346	5,933	16,921
Other non-current assets	—	116	345	461
Accounts payable and other current liabilities	(2,046)	(946)	(1,618)	(4,610)

Fair value of assets acquired	22,711	16,189	21,052	59,952
Less seller obligations	1,560	600	2,299	4,459

Cash paid	$21,151	$15,589	$18,753	$55,493

Contingent consideration is included as “seller obligations” in the above table or within “fair value of assets acquired” if subsequently paid during the period presented. These contingent payments consist primarily of earnouts based on performance that are recorded at fair value at the time of acquisition, and/or non-compete agreements and amounts based on working capital calculations. When these payments are expected to be made over one year from the acquisition date, the contingent consideration is discounted to net present value using our weighted average cost of capital (WACC).

Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed, contingent consideration is settled, and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Goodwill and intangibles per the above table do not agree to the total gross increases of these assets as shown in Note 6, Goodwill and Intangibles, during the years ended December 31, 2018, 2017 and 2016 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement, an immaterial goodwill reclassification in the year ended December 31, 2017 related to the prior period, as well as other immaterial intangible assets added during the ordinary course of business. In addition, goodwill and intangibles increased during the years ended December 31, 2018, 2017 and 2016 due to various small acquisitions merged into existing operations that do not appear in the above tables.

Estimates of acquired intangible assets related to the acquisitions are as follows (dollars in thousands):

	2018		2017		2016
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Customer relationships	$27,149	8	$39,922	8	$18,511	9
Trademarks and trade names	6,075	15	20,667	15	8,983	15
Non-competition agreements	2,401	5	2,628	5	2,773	5
Backlog	460	2	13,600	1.5	—	—

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Information (unaudited)

The unaudited pro forma information has been prepared as if the 2018 acquisitions had taken place on January 1, 2017, the 2017 acquisitions had taken place on January 1, 2016 and the 2016 acquisitions had taken place on January 1, 2015. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2017, 2016 and 2015 and the unaudited pro forma information does not purport to be indicative of future financial operating results (in thousands, except for per share data).

	Unaudited Pro Forma for the years ended December 31,
	2018	2017	2016
Net revenue	$1,381,711	$1,246,017	$1,058,707
Net income	58,217	48,016	43,891
Basic net income per share	1.87	1.52	1.39
Diluted net income per share	1.86	1.51	1.39

Unaudited pro forma net income reflects additional intangible asset amortization expense of $2.8 million, $5.9 million and $17.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, as well as additional income tax expense of $1.2 million, $2.5 million and $3.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, and additional interest expense of $1.8 million for the year ended December 31, 2016 that would have been recorded had the 2018 acquisitions taken place on January 1, 2017, the 2017 acquisitions taken place on January 1, 2016 and the 2016 acquisitions taken place on January 1, 2015.

NOTE 16 – INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method as of December 31, 2018, 2017 and 2016, was 122 thousand, 117 thousand and 61 thousand shares, respectively. Approximately 30 thousand shares of potential common stock was not included in the calculation of diluted net income per common share for the year ended December 31, 2018 because the effect would have been anti-dilutive.

NOTE 17 – SUBSEQUENT EVENTS

None

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited quarterly financial results for 2018 and 2017 is as follows (in thousands, except per share data):

2018	Three months ended
	March 31	June 30	September 30	December 31	Total Year
Net revenue	$301,728	$332,584	$348,999	$353,121	$1,336,432
Gross profit	79,976	95,643	97,334	98,638	371,591
Net income	6,394	16,315	15,563	16,476	54,748
Comprehensive income	7,554	16,790	16,381	12,973	53,698
Basic net income per share	0.20	0.52	0.50	0.54	1.76
Diluted net income per share	0.20	0.52	0.50	0.53	1.75

2017	Three months ended
	March 31	June 30	September 30	December 31	Total Year
Net revenue	$255,669	$282,196	$295,193	$299,869	$1,132,927
Gross profit	72,172	84,928	85,581	81,345	324,026
Net income	6,364	11,973	12,010	10,793	41,140
Comprehensive income	6,364	11,896	12,042	11,345	41,647
Basic and diluted net income per share	0.20	0.38	0.38	0.34	1.30

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018 with the participation of the Company’s principal executive officer and principal financial officer as required by Exchange Act Rule 13a-15(b). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management, under the supervision of the principal executive officer and the principal financial officer, assessed the effectiveness of our internal control over financial reporting, excluding the internal control over financial reporting at the subsidiaries listed below that we acquired during 2018 as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2018 includes all of the Company’s subsidiaries except the subsidiaries listed below, which were acquired during 2018 and whose financial statements constitute the percentages of total assets and net revenue listed below of the consolidated financial statements of the Company as of and for the year ended December 31, 2018:

		Percentage of Total Assets	Percentage of Net Revenue
Rocket Insulation & Coatings Inc.	January 15, 2018	0.4%	0.5%
Custom Overhead Door, LLC dba Custom Door & Gate	March 19, 2018	1.4%	0.9%
H2H Blinds, LLC	April 9, 2018	0.6%	0.6%
Green Star Plus Insulation	May 7, 2018	0.3%	0.1%
Advanced Insulation	May 21, 2018	0.1%	0.1%
Cutting Edge Glass	August 13, 2018	1.0%	0.2%
Trademark Roofing and Gutters	September 4, 2018	0.6%	0.2%
Water-Tite Solution, Inc.	September 17, 2018	0.7%	0.1%
Advanced Fiber Technology	October 31, 2018	2.6%	0.3%
Carolina Glass & Mirror, Inc.	December 10, 2018	0.5%	0.0%

Management excluded the internal control over financial reporting at these subsidiaries from its assessment in accordance with the guidance of the staff of the SEC that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition. Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which follows below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2018 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Installed Building Products, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Installed Building Products, Inc. (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the subsidiaries listed below, which were acquired during 2018 and whose financial statements constitute the percentages of total revenues and assets listed below of the consolidated financial statements of the Company as of and for the year ended December 31, 2018.

		Percentage of Total Assets	Percentage of Net Revenue
Rocket Insulation & Coatings Inc.	January 15, 2018	0.4%	0.5%
Custom Overhead Door, LLC dba Custom Door & Gate	March 19, 2018	1.4%	0.9%
H2H Blinds, LLC	April 9, 2018	0.6%	0.6%
Green Star Plus Insulation	May 7, 2018	0.3%	0.1%
Advanced Insulation	May 21, 2018	0.1%	0.1%
Cutting Edge Glass	August 13, 2018	1.0%	0.2%
Trademark Roofing and Gutters	September 4, 2018	0.6%	0.2%
Water-Tite Solution, Inc.	September 17, 2018	0.7%	0.1%
Advanced Fiber Technology	October 31, 2018	2.6%	0.3%
Carolina Glass & Mirror, Inc.	December 10, 2018	0.5%	0.0%

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

February 28, 2019

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the headings “Election of Directors,” “Executive Officers and Certain Significant Employees,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders (“2019 Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018 and is incorporated herein by reference.

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

The information required by this item will be set forth under the headings “Executive Compensation,” “Pay Ratio Disclosure” and “Compensation Committee Interlocks and Insider Participation” in our 2019 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in our Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed on or before April 19, 2019, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the headings “Certain Relationships and Related-Party Transactions” and “Corporate Governance” in our 2019 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth under the heading “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in our 2019 Proxy Statement and is incorporated herein by reference.

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

(b) Exhibits.

Exhibit Number	Description

2.1	Share Purchase Agreement, dated as of October 29, 2016, among EMPER Holdings, LLC; PREEM Holdings I, LLC; PREEM Holdings II, LLC; Vikas Verma; Henry Schmueckle; Vikas Verma in his capacity as the equityholders’ representative; and Installed Building Products, Inc. †

3.1	Second Amended and Restated Certificate of Incorporation of Installed Building Products, Inc.

3.2	Amended and Restated Bylaws of Installed Building Products, Inc.

4.1	Form of Common Stock Certificate of Installed Building Products, Inc.

4.2	Rights Agreement, dated as of November 4, 2011, by and among OCM IBP Holdings, Inc., CCIB Holdco, Inc. and Cetus Capital II, LLC.

4.3	Recapitalization and Exchange Agreement by and between CCIB Holdco, Inc. and Cetus Capital II, LLC, dated as of November 4, 2011.

4.4	Registration Rights Agreement dated as of November 6, 2013 by and among Installed Building Products, Inc., Cetus Capital II, LLC, IBP Investment Holdings, LLC, IBP Management Holdings, LLC and TCI Holdings, LLC.

4.5	Amendment No. 1 to the Recapitalization and Exchange Agreement, dated as of January 27, 2014.

10.1	Contribution and Exchange Agreement, dated as of November 4, 2011, by and among CCIB Holdco, Inc., IBHL A Holding Company, Inc., IBHL B Holding Company, Inc. and IBP Holdings, LLC.

10.2	Membership Interest Purchase Agreement, dated as of August 31, 2012, by and among Installed Building Products, LLC, CCIB Holdco, Inc., and GNV Holdings, LLC (now known as TCI Holdings, LLC).

10.3	Management Services and Fee Agreement, dated as of December 18, 2012, among Littlejohn Managers, LLC, Jeff Edwards, IBP Holding Company, GNV Holdings, LLC (now known as TCI Holdings, LLC) and CCIB Holdco, Inc.#

10.4	Termination of Management Services and Fee Agreement, dated November 22, 2013.#

10.5	Loan and Security Agreement with Bank of America, N.A., dated as of November 4, 2011.

10.6	First Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of April 20, 2012.

10.7	Second Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of August 31, 2012.

Exhibit Number	Description
10.8	Third Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of October 22, 2012.

10.9	Fourth Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of December 21, 2012.

10.10	Fifth Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of July 30, 2013.

10.11	Sixth Amendment to Loan and Security Agreement with Bank of America, N.A., dated as of January 27, 2014.

10.12	Form of Indemnification Agreement for directors and officers.#

10.13	Employment Agreement, dated as of November 1, 2013, by and between Installed Building Products, Inc. and Jeffrey W. Edwards.#

10.14	Amendment No. 1, dated as of November 1, 2016, to Employment Agreement, dated as of November 1, 2013, by and between Installed Building Products, Inc. and Jeffrey W. Edwards.#

10.15	Installed Building Products, Inc. 2014 Omnibus Incentive Plan.#

10.16	Amendment, dated as of February 24, 2017, to the Installed Building Products, Inc. 2014 Omnibus Incentive Plan.#

10.17	Share Repurchase Agreement, dated December 11, 2014, by and between Installed Building Products, Inc. and Cetus Capital II, LLC.

10.18	Term Loan Credit Agreement, dated April 13, 2017, by and among Installed Building Products, Inc., the lenders party thereto from time to time, Royal Bank of Canada, as term administrative agent, and RBC Capital Markets, UBS Securities LLC and Jefferies Finance LLC as joint lead arrangers and joint bookrunners.

10.19	Credit Agreement, dated April 13, 2017, by and among Installed Building Products, Inc., the subsidiary guarantors from time to time party thereto, the financial institutions from time to time party thereto, and SunTrust Bank, as issuing bank, swing bank and administrative agent, with SunTrust Robinson Humphrey, Inc. as left lead arranger and bookrunner.

10.20	ABL/Term Loan Intercreditor Agreement, dated April 13, 2017, by and among Installed Building Products, Inc., SunTrust Bank, as ABL agent, Royal Bank of Canada, as term loan agent, and each of the agents and certain of the Company’s subsidiaries from time to time party thereto.

10.21	Term Collateral Agreement, dated April 13, 2017, among Installed Building Products, Inc., certain of its subsidiaries and Royal Bank of Canada, as term collateral agent.

10.22	Security Agreement, dated April 13, 2017, among Installed Building Products, Inc., certain of its subsidiaries and SunTrust Bank, as administrative agent.

10.23	Term Guarantee Agreement, dated April 13, 2017, among certain of Installed Building Products, Inc.’s subsidiaries and Royal Bank of Canada, as term collateral agent.

10.24	Amendment No. 1, dated October 26, 2017, to Term Loan Credit Agreement by and among Installed Building Products, Inc., the other loan parties party thereto, the participating lenders and fronting bank party thereto, Royal Bank of Canada, as administrative agent, and RBC Capital Markets, as lead arranger and bookrunner.

Exhibit Number	Description
10.25	First Amendment, dated November 30, 2017, to Term Loan Credit Agreement, by and among Installed Building Products, Inc., the other loan parties party thereto, the participating lenders and fronting bank party thereto, Royal Bank of Canada, as administrative agent, and RBC Capital Markets, as lead arranger and bookrunner.

10.26	First Amendment, dated October 26, 2017, to the Credit Agreement among Installed Building Products, Inc., certain of its subsidiaries and SunTrust Bank, as administrative agent.

10.27	Second Amendment, dated December 26, 2017, to the Credit Agreement among Installed Building Products, Inc., certain of its subsidiaries and SunTrust Bank, as administrative agent.

10.28	Second Amendment to Term Loan Credit Agreement, dated as of June 19, 2018, by and among Installed Building Products, Inc., the other loan parties party thereto, the participating lenders and fronting bank party thereto, Royal Bank of Canada, as administrative agent, and RBC Capital Markets, as joint lead arranger and joint bookrunner.

10.29	Third Amendment to Credit Agreement, dated as of June 19, 2018, by and among Installed Building Products, Inc., the lenders party thereto, and SunTrust Bank, as administrative agent.

10.30	First Amendment to ABL/Term Loan Intercreditor Agreement, dated as of June 19, 2018, by and among Installed Building Products, Inc., SunTrust Bank, as ABL agent, and Royal Bank of Canada, as term loan agent.

10.31	Share Repurchase Agreement, dated March 13, 2015, by and between Installed Building Products, Inc. and Installed Building Systems, Inc.

10.32	Retirement and General Release Agreement, dated as of July 31, 2018, by and among Installed Building Products, Inc., Installed Building Products, LLC, TCI Contracting, LLC and J. Michael Nixon.#

10.33	Share Repurchase Agreement, dated November 5, 2018, by and between Installed Building Products, Inc. and PJAM IBP Holdings, Inc.

10.34	Form of Restricted Stock Agreement.#

10.35	Form of Performance Share Award Agreement.#

10.36	Form of Restricted Stock Agreement for Employees.#

10.37	Form of Restricted Stock Agreement for awards made on or after April 19, 2017. #

10.38	Form of Performance Share Agreement for awards made on or after April 19, 2017. #

10.39	Form of Stock Award Agreement. #

10.40	Form of Performance-Based Cash Award Agreement. #

21.1*	List of Subsidiaries of Installed Building Products, Inc.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Submitted electronically with the report.
†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies of any of the omitted schedules to the SEC upon request.
#	Indicates management contract or compensatory plan.

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2019

INSTALLED BUILDING PRODUCTS, INC.

/s/ Jeffrey W. Edwards
By:	Jeffrey W. Edwards
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey W. Edwards Jeffrey W. Edwards	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2019

/s/ Michael T. Miller Michael T. Miller	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 28, 2019

/s/ Todd R. Fry Todd R. Fry	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	February 28, 2019

/s/ Margot L. Carter Margot L. Carter	Director	February 28, 2019

/s/ Lawrence A. Hilsheimer Lawrence A. Hilsheimer	Director	February 28, 2019

/s/ Janet E. Jackson Janet E. Jackson	Director	February 28, 2019

/s/ Robert H. Schottenstein Robert H. Schottenstein	Director	February 28, 2019

/s/ Michael H. Thomas Michael H. Thomas	Director	February 28, 2019

/s/ Vikas Verma Vikas Verma	Director	February 28, 2019