Form 10-Q
period 2019-03-31
Installed Building Products, Inc.
filed 2019-05-03
CIK 1580905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______ To _______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	IBP	New York Stock Exchange

On April 26, 2019, the registrant had 30,011,640 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$88,146	$90,442
Investments	10,026	10,060
Accounts receivable (less allowance for doubtful accounts of $5,442 and $5,085 at March 31, 2019 and December 31, 2018, respectively	216,997	214,121
Inventories	60,654	61,162
Other current assets	32,473	35,760

Total current assets	408,296	411,545
Property and equipment, net	91,391	90,117
Operating lease right-of-use assets	45,280	—
Goodwill	174,959	173,049
Intangibles, net	147,409	149,790
Other non-current assets	10,374	10,157

Total assets	$877,709	$834,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$23,925	$22,642
Current maturities of operating lease obligations	14,241	—
Current maturities of finance lease obligations	4,328	4,806
Accounts payable	88,872	96,949
Accrued compensation	22,371	27,923
Other current liabilities	28,680	29,366

Total current liabilities	182,417	181,686
Long-term debt	430,460	432,182
Operating lease obligations	30,682	—
Finance lease obligations	3,974	3,824
Deferred income taxes	5,774	6,695
Other long-term liabilities	33,801	27,773

Total liabilities	687,108	652,160
Commitments and contingencies
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 32,780,967 and 32,723,972 issued and 29,971,963 and 29,915,611 shares outstanding at March 31, 2019 and December 31, 2018, respectively	328	327
Additional paid in capital	183,836	181,815
Retained earnings	114,046	105,212
Treasury stock; at cost: 2,809,004 and 2,808,361 shares at March 31, 2019 and December 31, 2018, respectively	(104,429)	(104,425)
Accumulated other comprehensive loss	(3,180)	(431)

Total stockholders’ equity	190,601	182,498

Total liabilities and stockholders’ equity	$877,709	$834,658

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2019	2018
Net revenue	$342,135	$301,728
Cost of sales	252,697	221,752

Gross profit	89,438	79,976
Operating expenses
Selling	17,130	15,846
Administrative	48,431	44,203
Amortization	5,888	7,128

Operating income	17,989	12,799
Other expense
Interest expense, net	5,676	4,040
Other	125	122

Income before income taxes	12,188	8,637
Income tax provision	3,354	2,243

Net income	$8,834	$6,394

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on cash flow hedge, net of tax benefit (provision) of $921 and ($386) for the three months ended March 31, 2019 and 2018, respectively	(2,749)	1,160

Comprehensive income	$6,085	$7,554

Basic and diluted net income per share	$0.30	$0.20

Weighted average shares outstanding:
Basic	29,679,884	31,548,745
Diluted	29,806,653	31,772,581

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

			Additional				Accumulated Other
	Common Stock		Paid In	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity
BALANCE—January 1, 2018	32,524,934	$325	$174,043	$48,434	(662,788)	$(12,781)	$507	$210,528

Net income				6,394				6,394
Cumulative effect of accounting changes, net of tax				2,776			112	2,888
Issuance of common stock awards to employees	70,390	1	(1)					—
Surrender of common stock awards by employees					(1,212)	(56)		(56)
Share-based compensation expense			2,307					2,307
Common stock repurchase					(412,717)	(24,640)		(24,640)
Other comprehensive income, net of tax							1,160	1,160

BALANCE—March 31, 2018	32,595,324	$326	$176,349	$57,604	(1,076,717)	$(37,477)	$1,779	$198,581

			Additional				Accumulated Other
	Common Stock		Paid In	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
BALANCE—January 1, 2019	32,723,972	$327	$181,815	$105,212	(2,808,361)	$(104,425)	$(431)	$182,498

Net income				8,834				8,834
Issuance of common stock awards to employees	56,995	1	(1)					—
Surrender of common stock awards by employees					(643)	(4)		(4)
Share-based compensation expense			2,022					2,022
Other comprehensive loss, net of tax							(2,749)	(2,749)

BALANCE—March 31, 2019	32,780,967	$328	$183,836	$114,046	(2,809,004)	$(104,429)	$(3,180)	$190,601

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$8,834	$6,394
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	9,111	7,978
Amortization of operating lease right-of-use assets	3,798	—
Amortization of intangibles	5,888	7,128
Amortization of deferred financing costs and debt discount	282	302
Provision for doubtful accounts	828	896
Gain on sale of property and equipment	(19)	(185)
Noncash stock compensation	2,022	2,240
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(3,704)	(7,058)
Inventories	799	(2,420)
Other assets	(1,048)	(4,139)
Accounts payable	(7,807)	(57)
Income taxes receivable / payable	2,746	1,303
Other liabilities	(5,841)	(6,297)

Net cash provided by operating activities	15,889	6,085

Cash flows from investing activities
Purchases of investments	(7,482)	(17,782)
Maturities of short term investments	7,530	19,000
Purchases of property and equipment	(8,658)	(10,237)
Acquisitions of businesses	(5,125)	(11,505)
Proceeds from sale of property and equipment	196	283
Other	(420)	(1,050)

Net cash used in investing activities	(13,959)	(21,291)

Cash flows from financing activities
Payments on term loan (Note 6)	(1,000)	(750)
Proceeds from vehicle and equipment notes payable	4,908	4,510
Debt issuance costs	—	(1)
Principal payments on long-term debt	(3,946)	(3,092)
Principal payments on finance lease obligations	(1,366)	(1,629)
Acquisition-related obligations	(2,818)	(1,740)
Repurchase of common stock	—	(24,640)
Surrender of common stock awards by employees	(4)	(56)

Net cash used in financing activities	(4,226)	(27,398)

Net change in cash and cash equivalents	(2,296)	(42,604)
Cash and cash equivalents at beginning of period	90,442	62,510

Cash and cash equivalents at end of period	$88,146	$19,906

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$5,816	$3,914
Income taxes, net of refunds	737	899
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease obligations	3,851	—
Property and equipment obtained in exchange for finance lease obligations	1,108	312
Seller obligations in connection with acquisition of businesses	1,380	3,093
Unpaid purchases of property and equipment included in accounts payable	1,503	1,485

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—ORGANIZATION

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include all of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The information furnished in the Condensed Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) have been omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to prevent the information presented from being misleading when read in conjunction with our audited consolidated financial statements and the notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”), as filed with the SEC on February 28, 2019. The December 31, 2018 Condensed Consolidated Balance Sheet data herein was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.

Our interim operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected in future operating quarters. See Item 1A, Risk Factors, in our 2018 Form 10-K for additional information regarding risk factors that may impact our results.

Note 2 to the audited consolidated financial statements in our 2018 Form 10-K describes the significant accounting policies and estimates used in preparation of the audited consolidated financial statements. There have been no changes to our significant accounting policies during the three months ended March 31, 2019, except for the manner in which we account for leases as described in Note 7, Leases.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recently Adopted Accounting Pronouncements

Standard	Adoption
ASU 2016-02, Leases (Topic 842)	This Accounting Standards Update (“ASU”) requires substantially all leases, with the exception of leases with a term of one year or less, to be recorded on the balance sheet as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use asset. This ASU also requires disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows. See Note 7, Leases, for further information regarding our lease accounting policies.

Recently Issued Accounting Pronouncements Not Yet Adopted

We are currently evaluating the impact of certain ASU’s on our Condensed Consolidated Financial Statements or Notes to Consolidated Financial Statements, which are described below:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)	This pronouncement amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In addition, these amendments require the measurement of all expected credit losses for financial assets, including trade accounts receivable, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.	Annual periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted.	We are currently evaluating whether this ASU will have a material impact on our consolidated financial statements.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	To address concerns over the cost and complexity of the two-step goodwill impairment test, this pronouncement removes the second step of the goodwill impairment test. Going forward, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.	Annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted.	We anticipate the adoption of this ASU will not have a material impact on our disclosures.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	This pronouncement amends Topic 820 to eliminate, add and modify certain disclosure requirements for fair value measurements.	Annual periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted.	We are currently evaluating the provisions of this ASU and the impact it will have on our disclosures.

NOTE 3—REVENUE RECOGNITION

Our revenues are derived primarily through contracts with customers whereby we install insulation and other complementary building products and are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We recognize revenue using the percentage-of-completion method of accounting, utilizing a cost-to-cost input approach as we believe this represents the best measure of when control of goods and services are transferred to the customer. An insignificant portion of our sales, primarily retail sales, is accounted for on a point-in-time basis when the sale occurs, adjusted accordingly for any return provisions. We do offer assurance-type warranties on certain of our installed products and services that do not represent a separate performance obligation and, as such, do not impact the timing or extent of revenue recognition.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

We disaggregate our revenue from contracts with customers by end market and product, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenues disaggregated by end market and product (in thousands):

	Three months ended March 31,
	2019		2018
Residential new construction	$261,310	77%	$229,642	76%
Repair and remodel	21,521	6%	20,472	7%
Commercial	59,304	17%	51,614	17%

Net revenues	$342,135	100%	$301,728	100%

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31,
	2019		2018
Insulation	$221,223	65%	$202,275	67%
Waterproofing	22,385	7%	22,606	7%
Shower doors, shelving and mirrors	23,917	7%	20,260	7%
Garage doors	21,672	6%	15,466	5%
Rain gutters	11,199	3%	8,658	3%
Window blinds	9,384	3%	5,306	2%
Other building products	32,355	9%	27,157	9%

Net revenues	$342,135	100%	$301,728	100%

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

Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Contract assets	$19,565	$15,092
Contract liabilities	(7,792)	(7,468)

Uncompleted contracts were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Costs incurred on uncompleted contracts	$101,024	$114,826
Estimated earnings	52,670	58,952

Total	153,694	173,778
Less: Billings to date	139,100	163,112

Net under (over) billings	$14,594	$10,666

Net under (over) billings were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$19,565	$15,092
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(4,971)	(4,426)

Net under (over) billings	$14,594	$10,666

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The difference between contract assets and contract liabilities as of March 31, 2019 compared to December 31, 2018 is primarily the result of timing differences between our performance of obligations under contracts and customer payments. During the three months ended March 31, 2019, we recognized $6.3 million of revenue that was included in the contract liability balance at December 31, 2018. We did not recognize any impairment losses on our receivables and contract assets during the three months ended March 31, 2019 or 2018.

Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $89.5 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

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

NOTE 4—INVESTMENTS

Cash and cash equivalents includes investments in money market funds that are valued based on the net asset value of the funds. The investments in these funds were $71.2 million and $69.8 million as of March 31, 2019 and December 31, 2018, respectively.

All other investments are classified as held-to-maturity and consist of highly liquid instruments, primarily including corporate bonds and commercial paper. As of March 31, 2019 and December 31, 2018, the amortized cost of these investments equaled the net carrying value, which was $10.0 million and $10.1 million, respectively. All held-to-maturity securities as of March 31, 2019 mature in one year or less. See Note 8, Fair Value Measurements, for additional information.

NOTE 5—GOODWILL AND INTANGIBLES

Goodwill

The change in carrying amount of goodwill was as follows (in thousands):

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)
January 1, 2019	$243,053	$(70,004)	$173,049
Business Combinations	1,882	—	1,882
Other	28	—	28

March 31, 2019	$244,963	$(70,004)	$174,959

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other changes included in the above table represent minor adjustments for the allocation of certain acquisitions still under measurement and one immaterial acquisition completed during the three months ended March 31, 2019.

We test goodwill for impairment annually during the fourth quarter of our fiscal year or earlier if there is an impairment indicator. No impairment was recognized during either of the three month periods ended March 31, 2019 or 2018. Accumulated impairment losses included within the above table were incurred over multiple periods, with the latest impairment charge being recorded during the year ended December 31, 2010.

Intangibles, net

The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in thousands):

	As of March 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$150,735	$56,530	$94,205	$148,635	$52,514	$96,121
Covenants not-to-compete	15,090	8,325	6,765	14,682	7,572	7,110
Trademarks and trade names	65,432	19,319	46,113	64,432	18,256	46,176
Backlog	14,060	13,734	326	14,060	13,677	383

	$245,317	$97,908	$147,409	$241,809	$92,019	$149,790

The gross carrying amount of intangibles increased approximately $3.5 million during the three months ended March 31, 2019 primarily due to business combinations. See Note 15, Business Combinations, for more information. Remaining estimated aggregate annual amortization expense is as follows (amounts, in thousands, are for the fiscal year ended):

Remainder of 2019	17,719
2020	22,744
2021	21,415
2022	20,494
2023	17,583
Thereafter	47,454

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6—LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2019	2018
Term loan, net of unamortized debt issuance costs of $4,642 and $4,834, respectively	$390,108	$390,916
Vehicle and equipment notes, maturing through March 2024; payable in various monthly installments, including interest rates ranging from 2.5% to 4.8%	60,811	60,391
Various notes payable, maturing through March 2025; payable in various monthly installments, including interest rates ranging from 4% to 6%	3,466	3,517

	454,385	454,824
Less: current maturities	(23,925)	(22,642)

Long-term debt, less current maturities	$430,460	$432,182

NOTE 7—LEASES

On January 1, 2019, we adopted ASC 842, “Leases” which, among other changes, requires us to record liabilities classified as operating leases on our condensed consolidated balance sheets along with a corresponding right-of-use asset. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. We elected the package of practical expedients available for expired or existing contracts, which allowed us to carryforward our historical assessments of whether contracts are or contain leases, lease classification tests and treatment of initial direct costs. We also elected to not separate lease components from non-lease components for all fixed payments, and we exclude variable lease payments in the measurement of right-of-use assets and lease obligations.

Upon adoption of ASC 842, we recorded a $44.9 million increase in other assets, a $1.4 million decrease to other current assets, a $1.0 million decrease to other current liabilities and a $44.5 million increase to operating lease obligations. The impact primarily related to the change in assigning a right-of-use asset and related lease liability to our operating leases. We did not record any cumulative effect adjustments to opening retained earnings, and adoption of the lease standard had no impact to cash from or used in operating, financing, or investing on our consolidated cash flow statements.

We determine if an arrangement is a lease at inception. Most of our operating leases do not provide an implicit rate so we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. We lease various assets in the course of ordinary business as follows: warehouses to store our materials and perform staging activities for certain products we install; various office spaces for selling and administrative activities to support our business; certain manufacturing facilities to produce insulation materials; and certain vehicles and equipment to facilitate our operations, including, but not limited to, trucks, forklifts and office equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet as we recognize lease expense for these leases on a straight-line basis over the lease term.

Most lease agreements include one or more renewal options, all of which are at our sole discretion. Future renewal options that have not been executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Some of our vehicle lease agreements include provisions for residual value guarantees and any expected payment is included in our lease liability.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Lease Position as of March 31, 2019

The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet:

(in thousands)	Classification	As of March 31, 2019
Assets
Non-Current
Operating	Operating lease right-of-use assets	$45,280
Finance	Property and equipment, net	9,217

Total lease assets		$54,497
Liabilities
Current
Operating	Current maturities of operating lease obligations	$14,241
Financing	Current maturities of finance lease obligations	4,328
Non-Current
Operating	Operating lease obligations	30,682
Financing	Finance lease obligations	3,974

Total lease liabilities		$53,225

Weighted-average remaining lease term
Operating leases		4.5 years
Finance leases		2.3 years
Weighted-average discount rate
Operating leases (1)		5.04%
Finance leases		4.57%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

Lease Costs

The table below presents certain information related to the lease costs for finance and operating leases during 2019:

(in thousands)	Classification	Three months ended March 31, 2019
Operating lease cost (1)	Administrative	$4,987
Finance lease cost
Amortization of leased assets (2)	Cost of sales	1,478
Interest on capital lease obligations	Interest expense, net	94

Total lease costs		$6,559

(1)	Includes variable lease costs of $0.5 million and short-term lease costs of $0.2 million.
(2)	Includes variable lease costs of $0.3 million.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Information

The table below presents supplemental cash flow information related to leases during 2019 (in thousands):

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,233
Operating cash flows for finance leases	94
Financing cash flows for finance leases	1,366

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Condensed Consolidated Balance Sheet (in thousands):

	As of March 31, 2019
	Related Party	Other	Total Operating	Finance Leases
Remainder of 2019	$774	$11,595	$12,369	$3,947
2020	1,055	12,240	13,295	2,539
2021	910	8,042	8,952	1,596
2022	836	4,615	5,451	663
2023	415	3,047	3,462	284
Thereafter	823	6,007	6,830	16

Total minimum lease payments	$4,813	$45,546	50,359	9,045
Less: Amounts representing executory costs			—	(255)
Less: Amounts representing interest			(5,436)	(488)

Present value of future minimum lease payments			44,923	8,302
Less: Current obligation under leases			(14,241)	(4,328)

Long-term lease obligations			$30,682	$3,974

Disclosures Related to Periods Prior to Adoption of ASC 842 under ASU 2016-02

Lease amounts presented as of December 31, 2018 and for the three months ended March 31, 2018 are in accordance with accounting guidance in effect prior to adoption of ASC 842, “Leases,” on January 1, 2019. Total assets relating to capital leases were approximately $58.7 million and a total of approximately $32.0 million were fully depreciated as of December 31, 2018. The net book value of assets under capital leases was approximately $9.5 million as of December 31, 2018. Amortization of assets held under capital leases is included within cost of sales on the Consolidated Statements of Operations and Comprehensive Income.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2018 were as follows (in thousands):

		Operating Leases
	Capital Leases	Related Party	Other	Total Operating
2019	$5,207	$1,159	$14,418	$15,577
2020	2,253	1,184	11,293	12,477
2021	1,339	1,058	7,014	8,072
2022	452	972	4,335	5,307
2023	93	51	2,613	2,664
Thereafter	—	—	4,695	4,695

	9,344	$4,424	$44,368	$48,792

Less: Amounts representing executory costs	(255)
Less: Amounts representing interest	(459)

Total obligation under capital leases	8,630
Less: Current portion of capital leases	(4,806)

Long term capital lease obligation	$3,824

NOTE 8—FAIR VALUE MEASUREMENTS

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

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During each of the three months ended March 31, 2019 and 2018, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.

Estimated Fair Value of Financial Instruments

Accounts receivable, accounts payable and accrued liabilities as of March 31, 2019 and December 31, 2018 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of our long-term debt, including the Term Loan and ABL Revolver as of March 31, 2019 and December 31, 2018, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of our operating lease right-of-use assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of March 31, 2019 and December 31, 2018. All debt classifications represent Level 2 fair value measurements.

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

	As of March 31, 2019				As of December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$71,240	$71,240	$—	$—	$69,807	$69,807	$—	$—
Derivative financial instruments	805	—	805	—	1,765	—	1,765	—

Total financial assets	$72,045	$71,240	$805	$—	$71,572	$69,807	$1,765	$—

Financial liabilities:
Derivative financial instruments	$4,984	$—	$4,984	$—	$2,275	$—	$2,275	$—
Contingent consideration	4,977	—	—	4,977	5,098	—	—	5,098

Total financial liabilities	$9,961	$—	$4,984	$4,977	$7,373	$—	$2,275	$5,098

The change in fair value of the contingent consideration (a Level 3 input) was as follows (in thousands):

Contingent consideration liability—January 1, 2019	$5,098
Preliminary purchase price	1,525
Fair value adjustments	(245)
Accretion in value	125
Amounts paid to sellers	(1,526)

Contingent consideration liability—March 31, 2019	$4,977

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The carrying values and associated fair values of financial assets and liabilities that are not recorded at fair value in the Condensed Consolidated Balance Sheets and not described above include investments which represent a Level 2 fair value measurement and are as follows (in thousands):

	As of March 31, 2019		As of December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Investments	$10,026	$10,026	$10,060	$10,053

See Note 4, Investments, for more information on cash equivalents and investments included in the table above. Also see Note 9, Derivatives and Hedging Activities, for more information on derivative financial instruments.

NOTE 9—DERIVATIVES AND HEDGING ACTIVITIES

Cash Flow Hedges of Interest Rate Risk

Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the first three months of 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2019, we had two interest rate swaps, each with an associated floor, with a total beginning notional of $200.0 million, one that amortizes quarterly to $95.3 million at a maturity date of May 31, 2022 and one that amortizes quarterly to $93.3 million at a maturity date of April 15, 2025. We also had a forward interest rate swap with an associated floor beginning May 31, 2022 with a beginning notional of $100.0 million that amortizes quarterly to $97.0 million at a maturity date of April 15, 2025. Combined, these three swaps serve to hedge $200.0 million of the variable cash flows on our Term Loan until maturity. The assets and liabilities associated with these derivative instruments are included in other current assets, other non-current assets, other current liabilities, and other long-term liabilities on the Condensed Consolidated Balance Sheets at their fair value amounts as described in Note 8, Fair Value Measurements.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in other comprehensive income, net of tax on the Condensed Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We had no such changes during the three months ended March 31, 2019 or 2018.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt. Over the next twelve months, we estimate that an additional $0.1 million will be reclassified as an increase to interest expense, net.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Additionally, we do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of March 31, 2019, the Company has not posted any collateral related to these agreements.

NOTE 10—STOCKHOLDERS’ EQUITY

As of March 31, 2019, we had $3.2 million in accumulated other comprehensive loss on our Condensed Consolidated Balance Sheet, which represents the effective portion of the unrealized loss on our derivative instruments. For additional information, see Note 9, Derivatives and Hedging Activities.

During the three months ended March 31, 2018, we repurchased 413 thousand shares of our outstanding common stock for an aggregate purchase price of $24.6 million or $59.70 average price per share as part of our stock repurchase plan in effect through February 28, 2020, unless extended by our board of directors. We did not repurchase any shares during the three months ended March 31, 2019. The effect of these treasury shares reducing the number of common shares outstanding is reflected in our earnings per share calculation.

NOTE 11—EMPLOYEE BENEFITS

Healthcare

Our healthcare benefit expense (net of employee contributions) for all plans was approximately $4.8 million and $4.4 million for the three months ended March 31, 2019 and 2018, respectively. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $2.7 million and $2.3 million as of March 31, 2019 and December 31, 2018, respectively.

Workers’ Compensation

Workers’ compensation expense totaled $4.2 million and $3.8 million for the three months ended March 31, 2019 and 2018, respectively. Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2019	December 31, 2018
Included in other current liabilities	$5,201	$5,795
Included in other long-term liabilities	11,138	9,447

	$16,339	$15,242

We also had an insurance receivable for claims that exceeded the stop loss limit included on the Condensed Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	March 31, 2019	December 31, 2018
Included in other non-current assets	$1,905	$1,888

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Retirement Plans

We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. We recognized 401(k) plan expenses of $0.6 million and $0.4 million during the three months ended March 31, 2019 and 2018, respectively. These expenses are included in administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

Share-Based Compensation

Common Stock Awards

We periodically grant shares of our common stock to our board of directors and our employees. We did not grant any such shares to our board of directors during the three months ended March 31, 2019 or 2018, however we recorded $0.1 million of compensation expense during the three months ended March 31, 2019 related to prior grants to our board of directors. During the three months ended March 31, 2019 and 2018, we granted approximately 11 thousand and approximately eight thousand shares of our common stock, respectively, to employees and recorded $1.1 million and $0.9 million, respectively, of compensation expense associated with non-performance-based awards issued to employees.

During the three months ended March 31, 2019 and 2018, our employees surrendered approximately two hundred and one thousand shares of our common stock, respectively, to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2014 Omnibus Incentive Plan. We recognized excess tax benefits of $0.1 million within the income tax provision in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2018.

As of March 31, 2019, we had $4.5 million of unrecognized compensation expense related to these nonvested common stock awards issued to the board of directors and our employees. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 1.8 years. Shares forfeited are returned as treasury shares and available for future issuances. See the table below for changes in shares and related weighted average fair market value per share.

Employees – Performance-Based Stock Awards

During the three months ended March 31, 2019, we issued under our 2014 Omnibus Incentive Plan approximately 46 thousand shares of our common stock to certain officers, which vest in two equal installments on each of April 20, 2020 and April 20, 2021. In addition, during the three months ended March 31, 2019, we established, and our Board of Directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2020 contingent upon achievement of these targets. Share-based compensation expense associated with these performance-based awards and prior performance-based grants was $0.7 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, we had $5.8 million of unrecognized compensation expense related to nonvested performance-based common stock awards. This expense is subject to future adjustments for forfeitures and is expected to be recognized over the remaining weighted-average period of 2.1 years using the graded-vesting method. See the table below for changes in shares and related weighted average fair market value per share.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Employees – Performance-Based Restricted Stock Units

During 2018, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2019 based upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares. We recorded $0.1 million and $0.9 million in compensation expense associated with these performance-based units during the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, we had $34 thousand of unrecognized compensation expense related to nonvested performance-based common stock units. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 0.1 years. See the table below for changes in shares and related weighted average fair market value per share.

Share-Based Compensation Summary

Amounts and changes for each category of equity-based award for employees were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Fair Market Value Per Share	Awards	Weighted Average Fair Market Value Per Share	Units	Weighted Average Fair Market Value Per Share
Nonvested awards/units at December 31, 2018	173,189	$47.40	115,698	$52.25	13,248	$56.05
Granted	10,800	45.65	82,692	45.65	—	—
Vested	(564)	54.98	—	—	—	—
Forfeited/Cancelled	(445)	56.05	(6,697)	65.60	(440)	56.05

Nonvested awards/units at March 31, 2019	182,980	$47.25	191,693	$48.93	12,808	$56.05

We recorded the following stock compensation expense by income statement category (in thousands):

	Three months ended March 31,
	2019	2018
Cost of sales	$78	$475
Selling	44	283
Administrative	1,816	1,482

	$1,938	$2,240

Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represents all stock compensation earned by our installation and sales employees, respectively.

NOTE 12—INCOME TAXES

Our provision for income taxes as a percentage of pretax earnings is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended March 31, 2019, our effective tax rate was 27.5%. This rate was unfavorably impacted due to separate tax filing entities in a loss position for which a full valuation allowance is required, resulting in no tax benefit for recognized losses.

NOTE 13—RELATED PARTY TRANSACTIONS

We sell installation services to other companies related to us through common or affiliated ownership and/or board of directors and/or management relationships. We also purchase services and materials and pay rent to companies with common or affiliated ownership.

We lease our headquarters and certain other facilities from related parties. See Note 7, Leases, for future minimum lease payments to be paid to these related parties.

The amount of sales to related parties as well as the purchases from and rent expense paid to related parties were as follows (in thousands):

	Three months ended March 31,
	2019	2018
Sales	$2,661	$2,893
Purchases	388	363
Rent	260	281

As of March 31, 2019 and December 31, 2018, we had related party balances of approximately $2.0 million and $2.3 million, respectively, included in accounts receivable on our Condensed Consolidated Balance Sheets. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer is a member of our board of directors, accounted for $1.2 million of these balances as of both March 31, 2019 and December 31, 2018, respectively.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Accrued General Liability and Auto Insurance

Accrued general liability and auto insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2019	December 31, 2018
Included in other current liabilities	$1,914	$1,848
Included in other long-term liabilities	9,803	6,608

	$11,717	$8,456

We also had insurance receivables and an indemnification asset included on the Condensed Consolidated Balance Sheets that, in aggregate, offset an equal liability included within the reserve amounts noted above. The amounts were as follows (in thousands):

	March 31, 2019	December 31, 2018
Insurance receivable and indemnification asset for claims under a fully insured policy	$2,484	$2,484
Insurance receivable for claims that exceeded the stop loss limit	1,613	53

Total insurance receivables included in other non-current assets	$4,097	$2,537

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Leases

See Note 7, Leases, for further information regarding our lease commitments.

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

During the year ended December 31, 2018, we entered into an agreement with one of our suppliers to purchase a portion of the insulation materials we utilize across our business. This agreement is effective January 1, 2019 through December 31, 2021 with a purchase obligation of $16.4 million for 2019, $21.4 million for 2020 and $15.0 million for 2021. For the three months ended March 31, 2019, we have satisfied $1.8 million of our purchase obligation under this agreement. Additionally, we entered into an agreement with a chemical supplier with a purchase obligation of $0.6 million in 2019. Actual purchases made under this agreement for the three months ended March 31, 2019 was $0.2 million.

NOTE 15—BUSINESS COMBINATIONS

As part of our ongoing strategy to expand geographically and increase market share in certain markets, we completed one business combination and one insignificant tuck-in acquisition merged into existing operations during the three months ended March 31, 2019 and two business combinations and one insignificant tuck-in acquisition merged into existing operations during the three months ended March 31, 2018, respectively, in which we acquired 100% of the ownership interests in each.

The largest of these acquisitions were 1st State Insulation, LLC (“1st State Insulation”) in March 2019 and Custom Overhead Door, LLC dba Custom Door & Gate (collectively, “CDG”) in March 2018. Net Income, as noted below, includes amortization, taxes and interest allocations when appropriate. Below is a summary of each significant acquisition by year, including revenue and net income (loss) since date of acquisition, shown for the year of acquisition (in thousands):

		Acquisition	Cash	Seller	Total Purchase	Three months ended March 31, 2019
2019 Acquisitions	Date	Type	Paid	Obligations	Price	Revenue	Net Income
1st State Insulation	3/18/2019	Asset	$5,125	$1,380	$6,505	$488	$23

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Acquisition		Seller	Total Purchase	Three months ended March 31, 2018
2018 Acquisitions	Date	Type	Cash Paid	Obligations	Price	Revenue	Net (Loss) Income
CDG	3/19/2018	Asset	$9,440	$1,973	$11,413	$400	$(15)
Other	1/15/2018	Asset	2,065	953	3,018	1,271	66

Total			$11,505	$2,926	$14,431	$1,671	$51

Acquisition-related costs recorded within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to $0.6 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively. The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed. We expect to deduct approximately $2.0 million of goodwill for tax purposes as a result of 2019 acquisitions.

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in thousands):

	As of March 31, 2019	As of March 31, 2018
	1st State	CDG	Other	Total
Estimated fair values:
Accounts receivable	$—	$1,731	$—	$1,731
Inventories	291	514	75	589
Other current assets	—	28	12	40
Property and equipment	989	933	517	1,450
Intangibles	3,382	3,711	1,675	5,386
Goodwill	1,882	4,898	764	5,662
Other non-current assets	—	36	—	36
Accounts payable and other current liabilities	(39)	(438)	(25)	(463)

Fair value of assets acquired and purchase price	6,505	11,413	3,018	14,431
Less seller obligations	1,380	1,973	953	2,926

Cash paid	$5,125	$9,440	$2,065	$11,505

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

Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party and internal valuations are finalized, certain tax aspects of the transaction are completed and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Goodwill and intangibles per the above table do not agree to the total gross increases of these assets as shown in Note 5, Goodwill and Intangibles, during each of the three months ended March 31, 2019 and 2018 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added during the ordinary course of business. In addition, goodwill and intangibles increased during each of the three months ended March 31, 2019 and 2018 due to small tuck-in acquisitions merged into existing operations that do not appear in the above table as discussed above.

INSTALLED BUILDING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Estimates of acquired intangible assets related to the acquisitions are as follows (in thousands):

	For the three months ended March 31,
	2019		2018
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$2,100	8	$3,441	8
Trademarks and trade names	999	15	1,695	15
Non-competition agreements	283	5	250	5

Pro Forma Information

The unaudited pro forma information for the combined results of the Company has been prepared as if the 2019 acquisitions had taken place on January 1, 2018 and the 2018 acquisitions had taken place on January 1, 2017. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2018 and 2017, respectively, and the unaudited pro forma information does not purport to be indicative of future financial operating results (in thousands, except per share data):

	Unaudited pro forma for the three months ended March 31,
	2019	2018
Net revenue	$344,397	$322,666
Net income	8,793	7,478
Basic and diluted net income per share	0.30	0.24

Unaudited pro forma net income reflects additional intangible asset amortization expense of $64 thousand and $1.2 million for the three months ended March 31, 2019 and 2018, respectively, as well as additional income tax (benefit) expense of ($16) thousand and $0.4 million for the three months ended March 31, 2019 and 2018, respectively, that would have been recorded had the 2019 acquisitions taken place on January 1, 2018 and the 2018 acquisitions taken place on January 1, 2017.

NOTE 16—INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method was 127 thousand and 224 thousand shares for the three months ended March 31, 2019 and 2018, respectively. Approximately nine thousand shares of potential common stock was not included in the calculation of diluted net income per common share for the three months ended March 31, 2019 because the effect would have been anti-dilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in “Item 1. Financial Statements” of this Form 10-Q, as well as our 2018 Form 10-K.

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

A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors including demographic trends, interest rates, consumer confidence, employment rates, housing inventory levels, foreclosure rates, the health of the economy and availability of mortgage financing. The strategic acquisitions of multiple companies over the last several years contributed meaningfully to our consistent increase in net revenue during that time.

The recently passed Tax Cuts and Jobs Act (the “Tax Act”) has added additional momentum to the economic landscape. While there have been concerns about the impact of the new tax law on housing, initial readings and reviews are suggesting that it is generally stimulative to the economy. We may adjust our strategies based on housing demand and our performance in each of our markets.

2019 First Quarter Highlights

Net revenue increased 13.4% to $342.1 million while gross profit increased 11.8% to $89.4 million during the three months ended March 31, 2019 compared to 2018. This increase in net revenue and gross profit was primarily driven by the continued recovery of the housing markets, the contribution of our recent acquisitions and growth across our end markets and products. The increase in gross profit was partially offset by 2018 materials price inflation and fourth quarter 2018 delays in work completed by certain of our customers, resulting in more of our installation work being completed in the first quarter of 2019 without the benefit of recent selling price increases.

We believe there are several trends that should drive long-term growth in the housing market, even if there are temporary periods of slower or declining growth. These long-term trends include an aging housing stock, population growth, household formation growth and the fact that housing starts are currently below long-term historic averages. We expect that our net revenue, gross profit and operating income will benefit from this growth. While we are actively increasing pricing with our customers, we have realized selling price increases at a slower rate than the increase in material costs. We have been successful negotiating better pricing with our customers in recent months and expect price increase momentum to continue. While we continue to proactively work with customers and suppliers to mitigate these cost impacts, we continue to experience inflation on our materials and it may take until the end of 2019 for us to fully address the current material price environment.

Net revenue, cost of sales and gross profit

The components of gross profit were as follows (in thousands):

	Three months ended March 31,
	2019	Change	2018
Net revenues	$342,135	13.4%	$301,728
Cost of sales	252,697	14.0%	221,752

Gross profit	$89,438	11.8%	$79,976

Gross profit percentage	26.1%		26.5%

Net revenues increased during the three months ending March 31, 2019 compared to 2018, primarily driven by acquisitions, organic growth from our existing branches and increased selling prices. For the three months ended March 31, 2019, on a same branch basis, net revenue improved 7.4%, with approximately 3.4% of this increase attributable to growth in the number of completed jobs with the rest attributable to price gains and more favorable customer and product mix. We also saw organic growth in our large commercial construction end market of 6.6% during the three months ended March 31, 2019 over 2018.

As a percentage of net revenue, gross profit decreased during the three months ended March 31, 2019 compared to 2018 attributable primarily to the impact of 2018 materials price inflation and production delays by certain of our customers which impacted our ability to achieve the full benefit of recent price increases.

Operating expenses

Operating expenses were as follows (in thousands):

	Three months ended March 31,
	2019	Change	2018
Selling	$17,130	8.1%	$15,846
Percentage of total net revenue	5.0%		5.3%
Administrative	$48,431	9.6%	$44,203
Percentage of total net revenue	14.2%		14.6%
Amortization	$5,888	-17.4%	$7,128
Percentage of total net revenue	1.7%		2.4%

Selling

The dollar increases in selling expenses for the three months ended March 31, 2019 was primarily driven by an increase in selling wages, commissions and bonuses to support our increased net revenue of 13.4%. Selling expense as a percentage of sales decreased slightly for the three months ended March 31, 2019 compared to 2018 primarily due to selling leverage gained through increased net revenue.

Administrative

The increase in administrative expenses for the three months ended March 31, 2019 was primarily due to an increase in wages, benefits and facility costs attributable to both acquisitions and organic growth.

Administrative expense decreased as a percentage of sales for the three months ended March 31, 2019 compared to 2018 primarily due to leverage on wages and benefits gained through increased net revenue.

Other expense

Other expense, net was as follows (in thousands):

	Three months ended March 31,
	2019	Change	2018
Interest expense, net	$5,676	40.5%	$4,040
Other	125	2.5%	122

Total other expense	$5,801	39.4%	$4,162

The increase in interest expense, net during the three months ended March 31, 2019 compared to 2018 was due to increased debt balances associated with our borrowings to support acquisition-related growth.

Income tax provision

Income tax provision and effective tax rates were as follows (in thousands):

	Three months ended March 31,
	2019	2018
Income tax provision	$3,354	$2,243
Effective tax rate	27.5%	26.0%

During the three months ended March 31, 2019, our tax rate was unfavorably impacted due to separate tax filing entities in a loss position for which a full valuation allowance is required, resulting in no tax benefit for recognized losses.

Other comprehensive (loss) income

Other comprehensive (loss) income was as follows (in thousands):

	Three months ended March 31,
	2019	2018
Unrealized (loss) gain on cash flow hedge, net of taxes	$(2,749)	$1,160

During the three months ended March 31, 2019, our cash flow hedge position decreased primarily due to unexpected changes in interest rates. During the three months ended March 31, 2018 we recorded a gain on our cash flow hedge due to favorable interest rate movements.

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

Labor Costs and Charitable Activities

Our business is labor intensive. While the availability of labor in many markets has continued to tighten as the demand for installers increases, we experienced strong employee retention, turnover and labor efficiency rates in the three months ended March 31, 2019. We believe this is a result of various programs meant to benefit our employees, including our financial wellness plan and longevity stock compensation plan for employees. While improved retention drives lower costs to recruit and train new employees and improves installer productivity, these improvements are somewhat offset by the additional costs of these incentives. We expect to spend more to hire, train and retain installers to support our growing business in 2019, as tight labor availability continues within the construction industry. During the three months ended March 31, 2019, we also launched the Installed Building Products Foundation meant to benefit IBP employees, their families and their communities. We set a goal to donate more than $1.0 million to not-for-profit entities and individuals in 2019 through the Foundation’s programs.

LIQUIDITY AND CAPITAL RESOURCES

Our capital resources primarily consist of cash from operations and borrowings under our credit agreement and capital equipment leases and loans. Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and meet required principal and interest payments. We may also use our resources to fund our optional stock repurchase program. Our investments consist of highly liquid instruments primarily including corporate bonds and commercial paper. As of March 31, 2019, we had no outstanding borrowings under our ABL Revolver (as defined below).

Senior Secured Credit Facilities

On April 13, 2017, we entered into a term loan credit agreement (the “Term Loan Agreement”), which provides for our $300.0 million, seven-year term loan facility (the “Term Loan”) amortizing in quarterly principal payments of $1.0 million. On April 13, 2017, we also entered into an asset-based lending credit agreement (the “ABL Credit Agreement” and together with the Term Loan Agreement, the “Senior Secured Credit Agreements”), which provides for a revolving credit facility up to approximately $100.0 million and up to $50.0 million for the issuance of letters of credit (the “ABL Revolver”) and together with the Term Loan, the “Senior Secured Credit Facilities”).

The Term Loan Agreement was amended on November 30, 2017 to refinance the total principal amount of the Term Loan outstanding immediately prior to the effective date of the amendment on substantially the same terms as the initial Term Loan, except for (i) a decrease in the margins applicable to the base rate and Eurodollar rate loans, (ii) an increase in the cap on permitted indebtedness related to capital expenditures other than finance lease obligations and (iii) the inclusion of a mechanism to establish an alternative Eurodollar rate if certain circumstances have arisen such that the London Interbank Offered Rate may no longer be used. The ABL Credit Agreement was amended in December 2017 to revise the formula for maximum indebtedness incurred by the Company while subject to the terms of such agreement.

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

At March 31, 2019, we were in compliance with all applicable covenants under the Senior Secured Credit Agreements.

Derivative Instruments

As of March 31, 2019, we had two interest rate swaps, each with an associated floor, with a total beginning notional of $200.0 million, one that amortizes quarterly to $95.3 million at a maturity date of May 31, 2022 and one that amortizes quarterly to $93.3 million at a maturity date of April 15, 2025. We also had a forward interest rate swap with an associated floor beginning May 31, 2022 with a beginning notional of $100.0 million that amortizes quarterly to $97.0 million at a maturity date of April 15, 2025. Combined, these three swaps serve to hedge $200.0 million of the variable cash flows on our Term Loan until maturity.

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

Total outstanding loan balances relating to our master loan and equipment agreements were $60.8 million and $60.4 million as of March 31, 2019 and December 31, 2018, respectively.

Letters of Credit and Bonds

We may use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. In addition, we occasionally use letters of credit and cash to secure our performance under our general liability and workers’ compensation insurance programs. Permit and license bonds are typically issued for one year and are required by certain municipalities when we obtain licenses and permits to perform work in their jurisdictions. The following table summarizes our outstanding bonds, letters of credit and cash-collateral (in thousands):

As of March 31, 2019
Performance bonds	$42,613
Insurance letters of credit and cash-collateral	38,887
Permit and license bonds	6,884

Total bonds and letters of credit	$88,384

In January 2018, we posted $10.0 million into a trust to serve as additional collateral for our workers’ compensation and general liability policies. This $10.0 million can be converted to a letter of credit at our discretion and is therefore not considered to be restricted cash.

Summary

The following table summarizes our liquidity (in thousands):

	As of March 31, 2019	As of December 31, 2018
Cash and cash equivalents	$88,146	$90,442
Short-term investments	10,026	10,060
ABL Revolver(1)	150,000	150,000
Less: outstanding letters of credit and cash-collateral	(28,887)	(28,887)

Total liquidity	$219,285	$221,615

(1)

Liquidity under our ABL Revolver can be limited by certain cash collateral limitations depending upon the status of our borrowing base availability. Liquidity is also reduced by $10.0 million included within cash and cash equivalents above which was deposited into a trust to serve as additional collateral for our workers’ compensation and general liability policies. This amount can be converted to a letter of credit at our discretion and would reduce the availability on our ABL Revolver included in the table above.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months as evidenced by our net positive cash flows from operations for each of the three months ended March 31, 2019 and 2018.

Historical cash flow information

Cash flows from operating activities

Net cash provided by operating activities was $15.9 million and $6.1 million for the three months ended March 31, 2019 and 2018, respectively. Generally, the primary driver of our cash flows from operating activities is operating income adjusted for certain non-cash items, offset by cash payments for taxes and interest on our outstanding debt. Our cash flows from operations can be impacted by the timing of our cash collections on sales and collection of retainage amounts. In addition, cash flows are seasonally stronger in the third and fourth quarters as a result of increased construction activity.

Cash flows from investing activities

Business Combinations. During the three months ended March 31, 2019 and 2018, we made cash payments of $5.1 million and $11.5 million, respectively, on business combinations.

Capital Expenditures. Total cash paid for property and equipment was $8.7 million and $10.2 million for the three months ended March 31, 2019 and 2018, respectively, and was primarily related to purchases of vehicles and various equipment to support our growing operations. We expect to continue to support any increases in 2019 net revenue through further capital expenditures.

Other. During the three months ended March 31, 2019 and 2018, we invested $7.5 million and $17.8 million, respectively, in short-term investments consisting primarily of corporate bonds and commercial paper and had $7.5 million and $19.0 million in short-term investments that matured during the three months ended March 31, 2019 and 2018, respectively.

Cash flows from financing activities

We utilize our credit facilities to support our operations and continuing acquisitions, fund our stock repurchase program at our discretion and finance our fleet expansion. During the three months ended March 31, 2019 and 2018, we made principal payments of $3.9 million and $3.1 million, respectively, on fixed asset loans, made $1.4 million and $1.6 million, respectively, in principal payments on our finance leases, and received proceeds of $4.9 million and $4.5 million, respectively, from our fixed asset loans, which serve to offset a significant portion of the capital expenditures included in cash flows from investing activities as described above. We also incurred $2.8 million and $1.7 million of acquisition-related obligations during the three months ended March 31, 2019 and 2018, respectively. Lastly, we repurchased approximately 413 thousand shares of our common stock for $24.6 million during the three months ended March 31, 2018 as part of our stock repurchase plan.

Contractual Obligations

We had no significant changes to our obligations during the three months ended March 31, 2019. While the amount of operating lease obligations did not change materially since December 31, 2018, these amounts are now presented on the Condensed Consolidated Balance Sheet as of March 31, 2018 as required by ASC 842. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations within our 2018 Form 10-K for additional information on our contractual obligations.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2019, we changed our accounting policy regarding leases upon adoption of ASC 842. See Note 7, Leases, for more information. There have been no other changes to our critical accounting policies and estimates from those previously disclosed in our 2018 Form 10-K.

Recently Adopted Accounting Pronouncements

Standard	Adoption
ASU 2016-02, Leases (Topic 842)	This ASU requires substantially all leases, with the exception of leases with a term of one year or less, to be recorded on the balance sheet as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use asset. This ASU also requires disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows. See Note 7, Leases, for further information regarding our lease accounting policies.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market, our financial and business model, our efforts to navigate the material pricing environment, our ability to increase selling prices, our material and labor costs, demand for our services and product offerings, expansion of our national footprint and diversification, our ability to capitalize on the new home and commercial construction recovery, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability and expectations for demand for our services and our earnings in 2019. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, general economic and industry conditions, the material price environment, the timing of increases in our selling prices and the factors discussed in the “Risk Factors” section of our 2018 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of March 31, 2019, we had approximately $394.8 million outstanding on the Term Loan, no outstanding borrowings on the ABL Revolver and $0.2 million outstanding under various finance leases subject to variable interest rates. Upon entering the second amendment to the Term Loan Agreement during the year ended December 31, 2018, we increased the aggregate principal amount of our debt by $100.0 million. On July 16, 2018, we entered a seven-year interest rate swap with a beginning notional of $100.0 million that serves to hedge the additional $100.0 million Term Loan. We also entered into a forward interest rate swap beginning May 31, 2022 with beginning notional of $100.0 million. All of our derivatives combine to reduce our variable rate debt by $200.0 million, resulting in total variable rate debt exposed to market risks of $195.0 million as of March 31, 2019. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $2.0 million.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1. Financial Statements, Note 14, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.

Item 1A.	Risk Factors

There have been no material changes for the three months ended March 31, 2019 from the risk factors as disclosed in our 2018 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the stock repurchase activity for the three months ended March 31, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
January 1 - 31, 2019	198	$39.70	—	—
February 1 - 28, 2019	—	—	—	—
March 1 - 31, 2019	—	—	—	—

	198	$39.70	—	$60.6 million

(1)

Represents 198 shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 564 shares of restricted stock awarded under our 2014 Omnibus Incentive Plan.

(2)

On February 28, 2018, our board of directors authorized a $50 million stock repurchase program effective March 2, 2018 through February 28, 2019, unless extended by the board of directors. On October 31, 2018, our board of directors approved an additional stock repurchase program, effective November 5, 2018, pursuant to which we may purchase up to an additional $100 million of our outstanding common stock. The program will remain in effect until February 28, 2020, unless extended by the board of directors. During the three months ended March 31, 2019, we did not repurchase any shares under our stock repurchase program.

Item 3.	Defaults Upon Senior Securities

There have been no material defaults in senior securities.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)(3) Exhibits

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1*	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Submitted electronically with the report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2019

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer