Form 10-Q
period 2019-06-30
Installed Building Products, Inc.
filed 2019-08-08
CIK 1580905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From

To

Commission File Number:
001-36307

Installed Building Products, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3707650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

495 South High Street , Suite 50 Columbus , Ohio	43215
(Address of principal executive offices)	(Zip Code)
(
614
)
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
of the Exchange Act).    Yes
☐
    No
☒
On August 1, 2019, the registrant had 30,017,008 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$95,747	$90,442
Investments	9,923	10,060
Accounts receivable (less allowance for doubtful accounts of $ 5,539 and $ 5,085 at June 30, 2019 and December 31, 2018, respectively)	232,111	214,121
Inventories	63,951	61,162
Other current assets	34,944	35,760

Total current assets	436,676	411,545
Property and equipment, net	92,655	90,117
Operating lease right-of-use assets	46,383	—
Goodwill	183,412	173,049
Intangibles, net	148,203	149,790
Other non-current assets	9,062	10,157

Total assets	$916,391	$834,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$25,252	$22,642
Current maturities of operating lease obligations	15,028	—
Current maturities of finance lease obligations	3,738	4,806
Accounts payable	96,235	96,949
Accrued compensation	26,964	27,923
Other current liabilities	34,760	29,366

Total current liabilities	201,977	181,686
Long-term debt	431,988	432,182
Operating lease obligations	30,964	—
Finance lease obligations	3,943	3,824
Deferred income taxes	4,421	6,695
Other long-term liabilities	37,096	27,773

Total liabilities	710,389	652,160
Commitments and contingencies
Stockholders’ equity
Preferred Stock; $ 0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock; $ 0.01 par value: 100,000,000 authorized, 32,871,504 and 32,723,972 issued and 30,017,008 and 29,915,611 shares outstanding at June 30, 2019 and December 31, 2018, respectively	329	327
Additional paid in capital	186,182	181,815
Retained earnings	132,965	105,212
Treasury stock; at cost: 2,854,496 and 2,808,361 shares at June 30, 2019 and December 31, 2018, respectively	(106,748)	(104,425)
Accumulated other comprehensive loss	(6,726)	(431)

Total stockholders’ equity	206,002	182,498

Total liabilities and stockholders’ equity	$916,391	$834,658

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net revenue	$371,814	$332,584	$713,949	$634,312
Cost of sales	264,557	236,941	517,254	458,693

Gross profit	107,257	95,643	196,695	175,619
Operating expenses
Selling	17,903	16,020	35,033	31,866
Administrative	52,493	44,971	100,924	89,174
Amortization	6,021	7,322	11,909	14,450

Operating income	30,840	27,330	48,829	40,129
Other expense
Interest expense, net	5,649	5,691	11,325	9,731
Other	101	163	226	285

Income before income taxes	25,090	21,476	37,278	30,113
Income tax provision	6,171	5,161	9,525	7,404

Net income	$18,919	$16,315	$27,753	$22,709

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on cash flow hedge, net of tax benefit (provision) of $ 1,180 and ($ 159 ) for the three months ended June 30, 2019 and 2018, respectively, and $ 2,101 and ($ 545 ) for the six months ended June 30, 2019 and 2018, respectively	(3,546)	475	(6,295)	1,635

Comprehensive income	$15,373	$16,790	$21,458	$24,344

Basic net income per share	$0.64	$0.52	$0.93	$0.72

Diluted net income per share	$0.63	$0.52	$0.93	$0.72

Weighted average shares outstanding:
Basic	29,758,071	31,345,390	29,719,194	31,447,067
Diluted	29,834,748	31,452,583	29,820,917	31,612,581

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2019
(in thousands, except share amounts)

			Additional				Accumulated Other
	Common Stock		Paid In	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity
BALANCE - April 1, 2018	32,595,324	$326	$176,349	$57,604	(1,076,717)	$(37,477)	$1,779	$198,581

Net income				16,315				16,315
Issuance of common stock awards to employees	123,703	1	(1)					—
Surrender of common stock awards by employees					(40,906)	(2,226)		(2,226)
Share-based compensation expense			1,893					1,893
Share-based compensation issued to directors	4,945		25					25
Other comprehensive income, net of tax							475	475

BALANCE - June 30, 2018	32,723,972	$327	$178,266	$73,919	(1,117,623)	$(39,703)	$2,254	$215,063

			Additional				Accumulated Other
	Common Stock		Paid In	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
BALANCE - April 1, 2019	32,780,967	$328	$183,836	$114,046	(2,809,004)	$(104,429)	$(3,180)	$190,601

Net income				18,919				18,919
Issuance of common stock awards to employees	82,867	1	(1)					—
Surrender of common stock awards by employees					(45,492)	(2,319)		(2,319)
Share-based compensation expense			2,263					2,263
Share-based compensation issued to directors	7,670		84					84
Other comprehensive loss, net of tax							(3,546)	(3,546)

BALANCE - June 30, 2019	32,871,504	$329	$186,182	$132,965	(2,854,496)	$(106,748)	$(6,726)	$206,002

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2019
(in thousands, except share amounts)

			Additional				Accumulated Other
	Common Stock		Paid In	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity
BALANCE - January 1, 2018	32,524,934	$325	$174,043	$48,434	(662,788)	$(12,781)	$507	$210,528

Net income				22,709				22,709
Cumulative effect of accounting changes, net of tax				2,776			112	2,888
Issuance of common stock awards to employees	194,093	2	(2)					—
Surrender of common stock awards by employees					(42,118)	(2,282)		(2,282)
Share-based compensation expense			4,200					4,200
Share-based compensation issued to directors	4,945		25					25
Common stock repurchase					(412,717)	(24,640)		(24,640)
Other comprehensive income, net of tax							1,635	1,635

BALANCE - June 30, 2018	32,723,972	$327	$178,266	$73,919	(1,117,623)	$(39,703)	$2,254	$215,063

			Additional				Accumulated Other
	Common Stock		Paid In	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
BALANCE - January 1, 2019	32,723,972	$327	$181,815	$105,212	(2,808,361)	$(104,425)	$(431)	$182,498

Net income				27,753				27,753
Issuance of common stock awards to employees	139,862	2	(2)					—
Surrender of common stock awards by employees					(46,135)	(2,323)		(2,323)
Share-based compensation expense			4,211					4,211
Share-based compensation issued to directors	7,670		158					158
Other comprehensive loss, net of tax							(6,295)	(6,295)

BALANCE - June 30, 2019	32,871,504	$329	$186,182	$132,965	(2,854,496)	$(106,748)	$(6,726)	$206,002

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$27,753	$22,709
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	18,614	16,231
Amortization of operating lease right-of-use assets	7,607	—
Amortization of intangibles	11,909	14,450
Amortization of deferred financing costs and debt discount	564	601
Provision for doubtful accounts	1,605	1,108
Write-off of debt issuance costs	—	1,114
Gain on sale of property and equipment	(156)	(227)
Noncash stock compensation	4,345	4,196
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(17,876)	(20,192)
Inventories	(1,650)	(3,995)
Other assets	(1,495)	(3,739)
Accounts payable	(1,253)	304
Income taxes receivable / payable	6,347	5,187
Other liabilities	(3,914)	(4,622)

Net cash provided by operating activities	52,400	33,125

Cash flows from investing activities
Purchases of investments	(17,352)	(17,782)
Maturities of short term investments	17,560	27,500
Purchases of property and equipment	(17,778)	(18,478)
Acquisitions of businesses	(21,290)	(18,626)
Proceeds from sale of property and equipment	452	557
Other	(876)	(1,540)

Net cash used in investing activities	(39,284)	(28,369)

Cash flows from financing activities
Proceeds from term loan (Note 6)	—	100,000
Payments on term loan (Note 6)	(2,000)	(750)
Proceeds from vehicle and equipment notes payable	13,783	14,271
Debt issuance costs	—	(1,933)
Principal payments on long-term debt	(9,751)	(6,863)
Principal payments on finance lease obligations	(2,481)	(3,028)
Acquisition-related obligations	(5,039)	(2,295)
Repurchase of common stock	—	(24,640)
Surrender of common stock awards by employees	(2,323)	(2,282)

Net cash (used in) provided by financing activities	(7,811)	72,480

Net change in cash and cash equivalents	5,305	77,236
Cash and cash equivalents at beginning of period	90,442	62,510

Cash and cash equivalents at end of period	$95,747	$139,746

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$11,793	$8,349
Income taxes, net of refunds	3,595	1,906
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease obligations	8,677	—
Property and equipment obtained in exchange for finance lease obligations	1,830	814
Seller obligations in connection with acquisition of businesses	3,162	3,801
Unpaid purchases of property and equipment included in accounts payable	2,334	1,027

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - ORGANIZATION
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
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
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
Our interim operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected in future operating quarters.
See Item 1A, Risk Factors, in our 2018 Form
10-K
for additional information regarding risk factors that may impact our results.
Note 2 to the audited consolidated financial statements in our 2018 Form
10-K
describes the significant accounting policies and estimates used in preparation of the audited consolidated financial statements. There have been no changes to our significant accounting policies during the three or six months ended June 30, 2019, except for the manner in which we account for leases as described in Note 7, Leases.

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
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)
This pronouncement and subsequently-issued amendments change the accounting for credit losses on available-for-sale
debt securities and purchased financial assets with credit deterioration. In addition, these amendments require the measurement of all expected credit losses for financial assets, including trade accounts receivable, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.
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
		Annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted.	We anticipate the adoption of this ASU will not have a material impact on our consolidated financial statements or disclosures.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	This pronouncement amends Topic 820 to eliminate, add and modify certain disclosure requirements for fair value measurements.	Annual periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted.	We are currently evaluating the provisions of this ASU and the impact it will have on our disclosures.

NOTE 3 - REVENUE RECOGNITION
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
We disaggregate our revenue from contracts with customers by end market and product, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenues disaggregated by end market and product (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
Residential new construction	$282,494	76%	$257,904	77%	$543,804	76%	$487,546	77%
Repair and remodel	24,705	7%	21,873	7%	46,225	7%	42,345	7%
Commercial	64,615	17%	52,807	16%	123,920	17%	104,421	16%

Net revenues	$371,814	100%	$332,584	100%	$713,949	100%	$634,312	100%

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
Insulation	$235,473	63%	$218,493	66%	$456,695	64%	$420,768	67%
Waterproofing	28,858	8%	24,892	7%	51,243	7%	47,498	7%
Shower doors, shelving and mirrors	26,900	7%	22,773	7%	50,817	7%	43,032	7%
Garage doors	21,782	6%	19,326	6%	43,454	6%	34,792	5%
Rain gutters	12,996	4%	10,608	3%	24,195	3%	19,266	3%
Window blinds	10,781	3%	8,079	2%	20,165	3%	13,385	2%
Other building products	35,024	9%	28,413	9%	67,380	10%	55,571	9%

Net revenues	$371,814	100%	$332,584	100%	$713,949	100%	$634,312	100%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Contract Assets and Liabilities
Our contract assets consist of unbilled amounts typically resulting from sales under contracts when the cost-to-cost
method of revenue recognition is utilized and revenue recognized, based on costs incurred, exceeds the amount billed to the customer. Our contract assets are recorded in other current assets in our Condensed Consolidated Balance Sheets. Our contract liabilities consist of customer deposits and billings in excess of revenue recognized, based on costs incurred and is included in other current liabilities in our Consolidated Balance Sheets.
Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Contract assets	$20,207	$15,092
Contract liabilities	(7,380)	(7,468)

Uncompleted contracts were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Costs incurred on uncompleted contracts	$99,087	$114,826
Estimated earnings	53,596	58,952

Total	152,683	173,778
Less: Billings to date	136,857	163,112

Net under (over) billings	$15,826	$10,666

Net under (over) billings were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$20,207	$15,092
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(4,381)	(4,426)

Net under (over) billings	$15,826	$10,666

The difference between contract assets and contract liabilities as of June 30, 2019 compared to December 31, 2018 is primarily the result of timing differences between our performance of obligations under contracts and customer payments. During the three and six months ended June 30, 2019, we recognized $0.8 million and $7.1 million of revenue that was included in the contract liability balance at December 31, 2018. We did not recognize any impairment losses on our receivables and contract assets during the three and six months ended June 30, 2019 or 2018.
Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $87.4 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
NOTE 4 - INVESTMENTS
Cash and cash equivalents includes investments in money market funds that are valued based on the net asset value of the funds. The investments in these funds were $74.3 million and $69.8 million as of June 30, 2019 and December 31, 2018, respectively.
All other investments are classified as
held-to-maturity
and consist of highly liquid instruments, primarily including corporate bonds and commercial paper. As of June 30, 2019 and December 31, 2018, the amortized cost of these investments equaled the net carrying value, which was $9.9 million and $10.1 million, respectively. All held-to-maturity
securities as of June 30, 2019 mature in one year or less. See Note 8, Fair Value Measurements, for additional information.
NOTE 5 - GOODWILL AND INTANGIBLES
Goodwill
The change in carrying amount of goodwill was as follows (in thousands):

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)
January 1, 2019	$243,053	$(70,004)	$173,049
Business Combinations	10,272	—	10,272
Other	91	—	91

June 30, 2019	$253,416	$(70,004)	$183,412

Other changes included in the above table represent minor adjustments for the allocation of certain acquisitions still under measurement and two immaterial acquisitions completed during the six months ended June 30, 2019.
We test goodwill for impairment annually during the fourth quarter of our fiscal year or earlier if there is an impairment indicator. No impairment was recognized during either of the six month periods ended June 30, 2019 or 2018. Accumulated impairment losses included within the above table were incurred over multiple periods, with the latest impairment charge being recorded during the year ended December 31, 2010.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Intangibles, net
The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in thousands):

	As of June 30, 2019			As of December 31, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangibles:
Customer relationships	$155,775	$60,641	$95,134	$148,635	$52,514	$96,121
Covenants not-to-compete	15,843	9,097	6,746	14,682	7,572	7,110
Trademarks and trade names	66,432	20,396	46,036	64,432	18,256	46,176
Backlog	14,080	13,793	287	14,060	13,677	383

	$252,130	$103,927	$148,203	$241,809	$92,019	$149,790

The gross carrying amount of intangibles increased approximately $10.3 million during the six months ended June 30, 2019 primarily due to business combinations. See Note 15, Business Combinations, for more information. Remaining estimated aggregate annual amortization expense is as follows (amounts, in thousands, are for the fiscal year ended):

Remainder of 2019	12,201
2020	23,604
2021	22,262
2022	21,342
2023	18,431
Thereafter	50,363

NOTE 6 - LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Term loan, net of unamortized debt issuance costs of $ 4,450 and $ 4,834 , respectively	$389,300	$390,916
Vehicle and equipment notes, maturing through June 2024; payable in various monthly installments, including interest rates ranging from 2.5 % to 4.8%	64,848	60,391
Various notes payable, maturing through March 2025; payable in various monthly installments, including interest rates ranging from 4 % to 6%	3,092	3,517

	457,240	454,824
Less: current maturities	(25,252)	(22,642)

Long-term debt, less current maturities	$431,988	$432,182

NOTE 7 - LEASES
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
available for expired or existing contracts, which allowed us to carryforward our historical assessments of whether contracts are or contain leases, lease classification tests and treatment of initial direct costs. We also elected to not separate lease components from non-lease
components for all fixed payments, and we exclude variable lease payments in the measurement of right-of-use
assets and lease obligations.
Upon adoption of ASC 842, we recorded a $44.9 million increase in other assets, a $1.4 million decrease to other current assets, a $1.0 million decrease to other current liabilities and a $44.5 million increase to operating lease obligations. These adjustments are the result of assigning a right-of-use
asset and related lease liability to our operating leases. We did not record any cumulative effect adjustments to opening retained earnings, and adoption of the lease standard had no impact to cash from or used in operating, financing, or investing activities on our consolidated cash flow statements.
We determine if an arrangement is a lease at inception. Most of our operating leases do not provide an implicit rate so we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. We lease various assets in the ordinary course of business as follows: warehouses to store our materials and perform staging activities for certain products we install; various office spaces for selling and administrative activities to support our business; certain manufacturing facilities to produce insulation materials; and certain vehicles and equipment to facilitate our operations, including, but not limited to, trucks, forklifts and office equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet as we recognize lease expense for these leases on a straight-line basis over the lease term.
Most lease agreements include one or more renewal options, all of which are at our sole discretion. Generally, future renewal options that have not been executed as of the balance sheet date are excluded from right-of-use
assets and related lease liabilities. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Some of our vehicle lease agreements include provisions for residual value guarantees and any expected payment is included in our lease liability.
Lease Position as of June 30, 2019
The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet:

(in thousands)	Classification	As of June 30, 2019
Assets
Non-Current
Operating	Operating lease right-of-use assets	$46,383
Finance	Property and equipment, net	8,599

Total lease assets		$54,982

Liabilities
Current
Operating	Current maturities of operating lease obligations	$15,028
Financing	Current maturities of finance lease obligations	3,738
Non-Current
Operating	Operating lease obligations	30,964
Financing	Finance lease obligations	3,943

Total lease liabilities		$53,673

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Weighted-average remaining lease term
Operating leases	4.3 years
Finance leases	2.5 years
Weighted-average discount rate (1)
Operating leases	4.95%
Finance leases	4.70%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

Lease Costs
The table below presents certain information related to the lease costs for finance and operating leases during 2019:

(in thousands)	Classification	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost (1)	Administrative	$5,054	$10,041
Finance lease cost
Amortization of leased assets (2)	Cost of sales	1,332	2,810
Interest on finance lease obligations	Interest expense, net	90	184

Total lease costs		$6,476	$13,035

(1)	Includes variable lease costs of $ 0.5 million and $ 1.0 million, respectively, and short-term lease costs of $ 0.2 million and $ 0.4 million, respectively.

(2)	Includes variable lease costs of $ 0.2 million and $ 0.5 million, respectively.

Other Information
The table below presents supplemental cash flow information related to leases during 2019 (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,288	$8,521
Operating cash flows for finance leases	90	184
Financing cash flows for finance leases	1,116	2,481

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Condensed Consolidated Balance Sheet (in thousands):

	As of June 30, 2019
	Related Party	Other	Total Operating	Finance Leases
Remainder of 2019	$578	$8,276	$8,854	$2,562
2020	1,178	13,610	14,788	2,735
2021	1,033	9,287	10,320	1,765
2022	959	5,374	6,333	831
2023	456	3,537	3,993	452
Thereafter	823	6,186	7,009	79

Total minimum lease payments	$5,027	$46,270	51,297	8,424

Less: Amounts representing executory costs			—	(221)
Less: Amounts representing interest			(5,305)	(522)

Present value of future minimum lease payments			45,992	7,681
Less: Current obligation under leases			(15,028)	(3,738)

Long-term lease obligations			$30,964	$3,943

Disclosures Related to Periods Prior to Adoption of ASC 842 under ASU 2016-02
Lease amounts presented as of December 31, 2018 and for the six months ended June 30, 2018 are in accordance with accounting guidance in effect prior to adoption of ASC 842, “Leases,” on January 1, 2019. Total assets relating to capital leases were approximately $58.7 million and a total of approximately $32.0 million were fully depreciated as of December 31, 2018. The net book value of assets under capital leases was approximately $9.5 million as of December 31, 2018. Amortization of assets held under capital leases is included within cost of sales on the Consolidated Statements of Operations and Comprehensive Income.
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

NOTE 8 - FAIR VALUE MEASUREMENTS
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During each of the three and six months ended June 30, 2019 and 2018, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.
Estimated Fair Value of Financial Instruments
Accounts receivable, accounts payable and accrued liabilities as of June 30, 2019 and December 31, 2018 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of our long-term debt, including the Term Loan and ABL Revolver as of June 30, 2019 and December 31, 2018, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of our operating lease right-of-use
assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of June 30, 2019 and December 31, 2018. All debt classifications represent Level 2 fair value measurements.
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

	As of June 30, 2019				As of December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$74,271	$74,271	$—	$—	$69,807	$69,807	$—	$—
Derivative financial instruments	—	—	—	—	1,765	—	1,765	—

Total financial assets	$74,271	$74,271	$—	$—	$71,572	$69,807	$1,765	$—

Financial liabilities:
Derivative financial instruments	$8,907	$—	$8,907	$—	$2,275	$—	$2,275	$—
Contingent consideration	3,416	—	—	3,416	5,098	—	—	5,098

Total financial liabilities	$12,323	$—	$8,907	$3,416	$7,373	$—	$2,275	$5,098

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The change in fair value of the contingent consideration (a Level 3 input) was as follows (in thousands):

Contingent consideration liability - January 1, 2019	$5,098
Preliminary purchase price	1,525
Fair value adjustments	(290)
Accretion in value	324
Amounts paid to sellers	(3,241)

Contingent consideration liability - June 30, 2019	$3,416

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
The carrying values and associated fair values of financial assets and liabilities that are not recorded at fair value in the Condensed Consolidated Balance Sheets and not described above include investments which represent a Level 2 fair value measurement and are as follows (in thousands):

	As of June 30, 2019		As of December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Investments	$9,923	$9,928	$10,060	$10,053

See Note 4, Investments, for more information on cash equivalents and investments included in the table above. Also see Note 9, Derivatives and Hedging Activities, for more information on derivative financial instruments.
NOTE 9 - DERIVATIVES AND HEDGING ACTIVITIES
Cash Flow Hedges of Interest Rate Risk
Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the first six months of 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2019, we had two interest rate swaps, each with an associated floor, with a total beginning notional of $200.0 million, one that amortizes quarterly to $95.3 million at a maturity date of
May 31, 2022
and one that amortizes quarterly to $93.3 million at a maturity date of April 15, 2025. We also had a forward interest rate swap with an associated floor beginning May 31, 2022 with a beginning notional of $100.0 million that amortizes quarterly to $97.0 million at a maturity date of
April 15, 2025
. Combined, these three swaps serve to hedge $200.0 million of the variable cash flows on our Term Loan until maturity. The assets and liabilities associated with these derivative instruments are included in other current assets, other non-current
assets, other current liabilities, and other long-term liabilities on the Condensed Consolidated Balance Sheets at their fair value amounts as described in Note 8, Fair Value Measurements.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in other comprehensive income, net of tax on the Condensed Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We had no such changes during the six months ended June 30, 2019 or 2018.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt. Over the next twelve months, we estimate that an additional $1.1 million will be reclassified as an increase to interest expense, net.
Additionally, we do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of June 30, 2019, the Company has not posted any collateral related to these agreements.
NOTE 10 - STOCKHOLDERS’ EQUITY
As of June 30, 2019, we had $6.7 million in accumulated other comprehensive loss on our Condensed Consolidated Balance Sheet, which represents the unrealized loss on our derivative instruments. For additional information, see Note 9, Derivatives and Hedging Activities.
During the six months ended June 30, 2018, we repurchased 413 thousand shares of our outstanding common stock for an aggregate purchase price of $24.6 million or $
59.70
average price per share as part of our stock repurchase plan in effect through
February 28, 2020
, unless extended by our board of directors. We did not repurchase any shares during the six months ended June 30, 2019. The effect of these treasury shares reducing the number of common shares outstanding is reflected in our earnings per share calculation.
NOTE 11 - EMPLOYEE BENEFITS
Healthcare
Our healthcare benefit expense (net of employee contributions) for all plans was approximately $5.3 million and $4.4 million for the three months ended June 30, 2019 and 2018, respectively, and $
10.1
 million and $
8.8
 million for the six months ended June 30, 2019 and 2018, respectively. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $2.7 million and $2.3 million as of June 30, 2019 and December 31, 2018, respectively.
Workers’ Compensation
Workers’ compensation expense totaled $3.6 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively, and $7.8 million and $5.3 million for the six months ended June 30 2019 and 2018, respectively. Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Included in other current liabilities	$6,435	$5,795
Included in other long-term liabilities	10,167	9,447

	$16,602	$15,242

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We also had an insurance receivable for claims that exceeded the stop loss limit included on the Condensed Consolidated Balance Sheets.
This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	June 30,	December 31,
	2019	2018
Included in other non-current assets	$1,929	$1,888

Retirement Plans
We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. We recognized 401(k) plan expenses of $0.4 million and $0.5 million during the three months ended June 30, 2019 and 2018, respectively, and we recognized $1.0 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively. These expenses are included in administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
Share-Based Compensation
Common Stock Awards
We periodically grant shares of our common stock to our board of directors and our employees. During the three and six months ended June 30, 2019 and 2018, we granted approximately eight thousand and five thousand shares of our common stock, respectively, under our Omnibus Incentive Plan to non-employee
members of our board of directors. The stock issued will vest over a one year service term. Accordingly, we recorded $0.1 million and $0.2 million of compensation expense during the three and six months ended June 30, 2019 and $
25
 thousand of compensation expense during the three and six months ended June 30, 2018.
In addition, we granted approximately
0.1
 million shares of our common stock under our 2014 Omnibus Incentive Plan to employees during the three and six months ended June 30, 2019 and 2018. The shares granted during the three and six months ended June 30, 2019 and 2018 vest in three
equal installments (rounded to the nearest whole share) annually on April 20 through 2022.
During the six months ended June 30, 2019 and 2018, our employees surrendered approximately
45
 thousand and
41
 thousand shares of our common stock, respectively, to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2014 Omnibus Incentive Plan. Share-based compensation expense associated with non-performance
based awards issued to employees was $1.2 million and $2.3 million for the three and six months ended June 30, 2019, respectively, and $1.0 million and $1.9 million for the three and six months ended June 30, 2018, respectively. We recognized excess tax benefits of $
0.3
 million for the three and six months ended June 30, 2019 and $0.4 million and $
0.5
 million for the three and six months ended June 30, 2018, respectively, within the income tax provision in the Condensed Consolidated Statements of Operations and Comprehensive Income.
As of June 30, 2019, we had $6.9 million of unrecognized compensation expense related to these nonvested common stock awards issued to the board of directors and our employees. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 2.1 years. Shares forfeited are returned as treasury shares and available for future issuances. See the table below for changes in shares and related weighted average fair market value per share.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Employees – Performance-Based Stock Awards
During the six months ended June 30, 2019, we issued under our 2014 Omnibus Incentive Plan approximately
46
 thousand shares of our common stock to certain officers, which vest in two
equal installments on each of April 20, 2020 and April 20, 2021. In addition, during the three months ended June 30, 2019, we established, and our Board of Directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2020 contingent upon achievement of these targets. Share-based compensation expense associated with these performance-based awards and prior performance-based grants was $
0.8
 million and $
1.5
 million for the three and six months ended June 30, 2019, respectively, and $
0.6
 million and $
1.0
 million for the three and six months ended June 30, 2018, respectively.
As of June 30, 2019, we had $5.0 million of unrecognized compensation expense related to nonvested performance-based common stock awards. This expense is subject to future adjustments for forfeitures and is expected to be recognized over the remaining weighted-average period of 2.0 years using the graded-vesting method. See the table below for changes in shares and related weighted average fair market value per share.
Employees – Performance-Based Restricted Stock Units
During 2018, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards which were issued to certain employees during the six months ended June 30, 2019 based upon achievement of a performance target. In addition, during the six months ended June 30, 2019, we established, and our board of directors approved, performed-based restricted stock units in connection with common stock awards to be issued to certain employees in 2020 based upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares. We recorded $
0.2
 million and $
0.3
 million in compensation expense associated with these performance-based units during the three and six months ended June 30, 2019, respectively, and $
0.3
 million and $
1.2
 million for the three and six months ended June 30, 2018, respectively.
As of June 30, 2019, we had $0.5 million of unrecognized compensation expense related to nonvested performance-based common stock units. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 0.8 years. See the table below for changes in shares and related weighted average fair market value per share.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Share-Based Compensation Summary
Amounts and changes for each category of equity-based award for employees were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Fair Market Value Per Share	Awards	Weighted Average Fair Market Value Per Share	Units	Weighted Average Fair Market Value Per Share
Nonvested awards/units at December 31, 2018	173,189	$47.40	115,698	$52.25	13,248	$56.05
Granted	88,529	50.94	82,692	45.65	13,933	51.62
Vested	(105,567)	42.19	(31,404)	41.00	(12,808)	56.05
Forfeited/Cancelled	(1,632)	52.30	(6,697)	65.60	(605)	54.84

Nonvested awards/units at June 30, 2019	154,519	$52.93	160,289	$50.49	13,768	$51.62

We recorded the following stock compensation expense by income statement category (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cost of sales	$105	$180	$183	$655
Selling	57	89	101	372
Administrative	2,242	1,687	4,058	3,169

	$2,404	$1,956	$4,342	$4,196

Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represents all stock compensation earned by our installation and sales employees, respectively.
NOTE 12 - INCOME TAXES
Our provision for income taxes as a percentage of pretax earnings is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.
During the three and six months ended June 30, 2019, our effective tax rate was 24.6% and 25.6%, respectively.
These rates were favorably impacted by excess tax benefits from share-based compensation arrangements. This favorability was partially offset by separate tax filing entities in a loss position for which a full valuation allowance is required, resulting in no tax benefit for recognized losses.
NOTE 13 - RELATED PARTY TRANSACTIONS
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The amount of sales to related parties as well as the purchases from and rent expense paid to related parties were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Sales	$3,261	$3,209	$5,922	$6,102
Purchases	470	472	858	835
Rent	257	291	517	572

As of June 30, 2019 and December 31, 2018, we had related party balances of approximately $2.0 million and $2.3 million, respectively, included in accounts receivable on our Condensed Consolidated Balance Sheets. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer is a member of our board of directors, accounted for $1.5 million and $1.2 million of these balances as of June 30, 2019 and December 31, 2018, respectively.
NOTE 14 - COMMITMENTS AND CONTINGENCIES
Accrued General Liability and Auto Insurance
Accrued general liability and auto insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Included in other current liabilities	$2,558	$1,848
Included in other long-term liabilities	9,636	6,608

	$12,194	$8,456

We also had insurance receivables and an indemnification asset included on the Condensed Consolidated Balance Sheets that, in aggregate, offset an equal liability included within the reserve amounts noted above. The amounts were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Insurance receivable and indemnification asset for claims under a fully insured policy	$2,484	$2,484
Insurance receivable for claims that exceeded the stop loss limit	662	53

Total insurance receivables included in other non-current assets	$3,146	$2,537

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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During the year ended December 31, 2018, we entered into an agreement with one of our suppliers to purchase a portion of the insulation materials we utilize across our business. This agreement is effective January 1, 2019 through December 31, 2021 with a purchase obligation of $16.4 million for 2019, $21.4 million for 2020 and $15.0 million for 2021. For the six months ended June 30, 2019, we have satisfied $4.5 million of our purchase obligation under this agreement. Additionally, we entered into an agreement with a chemical supplier with a purchase obligation of $0.6 million in 2019. Actual purchases made under this agreement for the six months ended June 30, 2019 was $0.3 million.
NOTE 15 - BUSINESS COMBINATIONS
As part of our ongoing strategy to expand geographically and increase market share in certain markets, we completed two
business combination and two insignificant
tuck-in
acquisitions merged into existing operations during the six months ended June 30, 2019 and five business combinations and one insignificant tuck-in
acquisition merged into existing operations during the six months ended June 30, 2018, respectively, in which we acquired 100% of the ownership interests in each.
The largest of these acquisitions were 1st State Insulation, LLC (“1st State Insulation”) in March 2019, Expert Insulation, Inc. and Expert Insulation of Brainerd, Inc. (collectively, “Expert Insulation”) in June 2019 and Custom Overhead Door, LLC dba Custom Door & Gate (collectively, “CDG”) in March 2018. Net Income, as noted below, includes amortization, taxes and interest allocations when appropriate. Below is a summary of each significant acquisition by year, including revenue and net income (loss) since date of acquisition, shown for the year of acquisition (in thousands):

					Total	Three months ended June 30, 2019		Six months ended June 30, 2019
2019 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Purchase Price	Revenue	Net Income (Loss)	Revenue	Net Income (Loss)
1st State Insulation	3/18/2019	Asset	$5,125	$1,380	$6,505	$2,942	$177	$3,430	$200
Expert Insulation	6/24/2019	Asset	16,165	1,782	17,947	192	(33)	192	(33)

Total			$21,290	$3,162	$24,452	$3,134	$144	$3,622	$167

					Total	Three months ended		Six months ended
		Acquisition		Seller	Purchase	June 30, 2018		June 30, 2018
2018 Acquisitions	Date	Type	Cash Paid	Obligations	Price	Revenue	Net Income	Revenue	Net Income
CDG	3/19/2018	Asset	$9,440	$1,973	$11,413	$3,324	$80	$3,724	$65
Other	Various	Asset	9,186	1,826	11,012	4,508	315	5,779	381

Total			$18,626	$3,799	$22,425	$7,832	$395	$9,503	$446

Acquisition-related costs recorded within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to $
0.5
 million and $
1.1
 million for the three and six months ended June 30, 2019, respectively, and $
0.7
 million and $
1.2
 million for the three and six months ended June 30, 2018, respectively. The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed. We expect to deduct approximately $9.9 million of goodwill for tax purposes as a result of 2019 acquisitions.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Purchase Price Allocations
The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in thousands):

	As of June 30, 2019			As of June 30, 2018
	1st State	Expert	Total	CDG	Other	Total
Estimated fair values:
Accounts receivable	$—	$1,796	$1,796	$1,731	$585	$2,316
Inventories	291	667	958	514	914	1,428
Other current assets	—	—	—	28	64	92
Property and equipment	989	235	1,224	933	1,252	2,185
Intangibles	3,382	6,740	10,122	3,711	6,160	9,871
Goodwill	1,882	8,390	10,272	4,898	2,223	7,121
Other non-current assets	—	161	161	36	—	36
Accounts payable and other current liabilities	(39)	(42)	(81)	(438)	(186)	(624)

Fair value of assets acquired and purchase price	6,505	17,947	24,452	11,413	11,012	22,425
Less seller obligations	1,380	1,782	3,162	1,973	1,826	3,799

Cash paid	$5,125	$16,165	$21,290	$9,440	$9,186	$18,626

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
Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party and internal valuations are finalized, certain tax aspects of the transaction are completed and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Goodwill and intangibles per the above table do not agree to the total gross increases of these assets as shown in Note 5, Goodwill and Intangibles, during each of the three months ended June 30, 2019 and 2018 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added during the ordinary course of business. In addition, goodwill and intangibles increased during each of the three months ended June 30, 2019 and 2018 due to small tuck-in
acquisitions merged into existing operations that do not appear in the above table as discussed above.
Estimates of acquired intangible assets related to the acquisitions are as follows (in thousands):

	For the six months ended June 30,
	2019		2018
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$7,100	8	$6,481	8
Trademarks and trade names	1,999	15	2,740	15
Non-competition agreements	1,023	5	650	5

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

	Unaudited pro forma for the three months ended June 30,		Unaudited pro forma for the six months ended June 30,
	2019	2018	2019	2018
Net revenue	$374,496	$350,072	$721,822	$675,298
Net income	19,013	17,330	27,865	25,027
Basic net income per share	0.64	0.55	0.94	0.80
Diluted net income per share	0.64	0.55	0.93	0.79
Unaudited pro forma net income reflects additional intangible asset amortization expense of $0.1 million and $0.4 million for the three and six months ended June 30, 2019, respectively, and $1.2 million and $2.6 million for the three and six months ended June 30, 20 18, respectively, as well as additional income tax expense of $30 thousand and $39 thousand for the three and six months ended June 30, 2019, respectively, and $0.3 million and $0.8 million for the three and six months ended June 30, 2018, respectively, that would have been recorded had the 2019 acquisitions taken place on January 1, 2018 and the 2018 acquisitions taken place on January 1, 2017.
NOTE 16 - INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.
Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method was 77 thousand and 102 thousand shares for the three and six months ended June 30, 2019, respectively, and 107 thousand and 166 thousand shares for the three and six months ended June 30, 2018, respectively. Approximately 9 thousand shares of potential common stock was not included in the calculation of diluted net income per common share for the six months ended June 30, 2019 because the effect would have been anti-dilutive.

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
2019 Second Quarter Highlights
Net revenue increased 11.8% to $371.8 million while gross profit increased 12.1% to $107.3 million during the three months ended June 30, 2019 compared to 2018. This increase in net revenue and gross profit was primarily driven by selling price increases, the continued recovery of the housing markets, the contribution of our recent acquisitions and growth across our end markets and products. We experienced strong sales growth year-over-year of approximately 10% in each of our residential new construction and repair and remodel end markets and approximately 22% in our commercial end-market.
We believe there are several trends that should drive long-term growth in the housing market, even if there are temporary periods of slower or declining growth. These long-term trends include an aging housing stock, population growth, household formation growth and the fact that housing starts are currently below long-term historic averages. We expect that our net revenue, gross profit and operating income will benefit from this growth. We were successful at realizing selling price increases this quarter to offset material cost increases. While we continue to proactively work with customers and suppliers to mitigate these cost impacts, we continue to experience inflation on our materials and it may take until the end of 2019 for us to fully address the current material price environment.

Net revenue, cost of sales and gross profit
The components of gross profit were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2019	Change	2018	2019	Change	2018
Net revenues	$371,814	11.8%	$332,584	$713,949	12.6%	$634,312
Cost of sales	264,557	11.7%	236,941	517,254	12.8%	458,693

Gross profit	$107,257	12.1%	$95,643	$196,695	12.0%	$175,619

Gross profit percentage	28.8%		28.8%	27.6%		27.7%

Net revenues increased during the three and six months ending June 30, 2019 compared to 2018, primarily driven by acquisitions, organic growth from our existing branches and increased selling prices. For the three and six months ended June 30, 2019, on a same branch basis, net revenue improved 7.8% and 7.6%, respectively, with approximately 5.7% and 4.9% of this increase attributable to price gains and more favorable customer and product mix with the remainder attributable to growth in the number of completed jobs. We also saw organic growth in our large commercial construction end market of 22.4% and 13.7% during the three and six months ended June 30, 2019, respectively, over 2018.
As a percentage of net revenue, gross profit remained flat during the three months ended June 30, 2019 compared to 2018 attributable primarily due to selling price increases offsetting material price increases.
Operating expenses
Operating expenses were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2019	Change	2018	2019	Change	2018
Selling	$17,903	11.8%	$16,020	$35,033	9.9%	$31,866
Percentage of total net revenue	4.8%		4.8%	4.9%		5.0%
Administrative	$52,493	16.7%	$44,971	$100,924	13.2%	$89,174
Percentage of total net revenue	14.1%		13.5%	14.1%		14.1%
Amortization	$6,021	-17.8%	$7,322	$11,909	-17.6%	$14,450
Percentage of total net revenue	1.6%		2.2%	1.7%		2.3%

Selling
The dollar increases in selling expenses for the three and six months ended June 30, 2019 was primarily driven by an increase in selling wages, commissions and bonuses to support our increased net revenue of 11.8%. Selling expense as a percentage of sales was flat for the three months ended June 30, 2019 compared to 2018 and down slightly for the six months ended June 30, 2019 compared to 2018 primarily due to the leverage on expenses gained through increased net revenue.
Administrative
The increase in administrative expenses for the three and six months ended June 30, 2019 was primarily due to an increase in wages, benefits and facility costs attributable to both acquisitions and organic growth. Administrative expense increased as a percentage of sales for the three months ended June 30, 2019 compared to 2018 primarily due to reduced liability and medical insurance expenses during the three months ended June 30, 2018 primarily due to actuarial adjustments.

Other expense
Other expense, net was as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2019	Change	2018	2019	Change	2018
Interest expense, net	$5,649	-0.7%	$5,691	$11,325	16.4%	$9,731
Other	101	-38.0%	163	226	-20.7%	285

Total other expense	$5,750	-1.8%	$5,854	$11,551	15.3%	$10,016

The decrease in interest expense, net during the three months ended June 30, 2019 compared to 2018 was due to expenses associated with debt modification completed during the three months ended June 30, 2018. The increase in interest expense, net during the six months ended June 30, 2019 compared to 2018 was due to increased debt balances associated with our borrowings to support acquisition-related growth.
Income tax provision
Income tax provision and effective tax rates were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Income tax provision	$6,171	$5,161	$9,525	$7,404
Effective tax rate	24.6%	24.0%	25.6%	24.6%

During the three and six months ended June 30, 2019, our rates were favorably impacted by excess tax benefits on share-based compensation arrangements. This favorability was partially offset by separate tax filing entities in a loss position for which a full valuation allowance is required, resulting in no tax benefit for recognized losses.
Other comprehensive (loss) income
Other comprehensive (loss) income was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Unrealized (loss) gain on cash flow hedge, net of taxes	$(3,546)	$475	$(6,295)	$1,635

During the three and six months ended June 30, 2019, our cash flow hedge position decreased primarily due to unexpected declines in interest rates. During the three and six months ended June 30, 2019 our unrealized loss on our cash flow hedges increased due to changes in the interest rate environment..
KEY FACTORS AFFECTING OUR OPERATING RESULTS
Cost of Materials
We purchase the materials that we install primarily from manufacturers. The industry supply of materials we install was disrupted due to a catastrophic failure at a manufacturer’s facility during the fourth quarter of 2017, resulting in insulation material allocation for certain insulation products and, as a result, contributed to increased market pricing throughout 2018. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations in 2019, to the extent that price increases cannot be passed on to our customers. We began to see improvement in our selling prices in the current quarter, and we will continue to work with our customers to adjust selling prices to offset these higher costs.

Labor Costs and Charitable Activities
Our business is labor intensive. While the availability of labor in many markets continued to tighten as the demand for employees, particularly installers, increases, we experienced improved employee retention, turnover and labor efficiency rates in the six months ended June 30, 2019. We believe this is in part a result of various programs meant to benefit our employees, including our financial wellness plan and longevity stock compensation plan for employees. While improved retention drives lower costs to recruit and train new employees and improves installer productivity, these improvements are somewhat offset by the additional costs of these incentives. We expect to continue to spend more to hire, train and retain installers to support our growing business in 2019, as tight labor availability continues within the construction industry. During the six months ended June 30, 2019, we also launched the Installed Building Products Foundation meant to benefit IBP employees, their families and their communities. We set a goal to donate more than $1.0 million to not-for-profit
entities and individuals in 2019 through the Foundation’s programs.
LIQUIDITY AND CAPITAL RESOURCES
Our capital resources primarily consist of cash from operations and borrowings under our credit agreement and capital equipment leases and loans. Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and meet required principal and interest payments. We may also use our resources to fund our optional stock repurchase program. Our investments consist of highly liquid instruments primarily including corporate bonds and commercial paper. As of June 30, 2019, we had no outstanding borrowings under our ABL Revolver (as defined below).
Senior Secured Credit Facilities
On April 13, 2017, we entered into a term loan credit agreement (the “Term Loan Agreement”), which provides for our $300.0 million, seven-year term loan facility (the “Term Loan”) amortizing in quarterly principal payments of $1.0 million. On April 13, 2017, we also entered into an asset-based lending credit agreement (the “ABL Credit Agreement” and together with the Term Loan Agreement, the “Senior Secured Credit Agreements”), which provides for a revolving credit facility up to approximately $100.0 million and up to $50.0 million for the issuance of letters of credit (the “ABL Revolver”) and together with the Term Loan, the “Senior Secured Credit Facilities.”
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
At June 30, 2019, we were in compliance with all applicable covenants under the Senior Secured Credit Agreements.
Derivative Instruments
As of June 30, 2019, we had two interest rate swaps, each with an associated floor, with a total beginning notional of $200.0 million, one that amortizes quarterly to $95.3 million at a maturity date of May 31, 2022 and one that amortizes quarterly to $93.3 million at a maturity date of April 15, 2025. We also had a forward interest rate swap with an associated floor beginning May 31, 2022 with a beginning notional of $100.0 million that amortizes quarterly to $97.0 million at a maturity date of April 15, 2025. Combined, these three swaps serve to hedge $200.0 million of the variable cash flows on our Term Loan until maturity.
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
Total outstanding loan balances relating to our master loan and equipment agreements were $64.8 million and $60.4 million as of June 30, 2019 and December 31, 2018, respectively.
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

As of June 30, 2019
Performance bonds	$46,689
Insurance letters of credit and cash-collateral	42,887
Permit and license bonds	9,069

Total bonds and letters of credit	$98,645

In January 2018, we posted $10.0 million into a trust to serve as additional collateral for our workers’ compensation and general liability policies. This $10.0 million can be converted to a letter of credit at our discretion and is therefore not considered to be restricted cash.
Summary
The following table summarizes our liquidity (in thousands):

	As of June 30, 2019	As of December 31, 2018
Cash and cash equivalents	$95,747	$90,442
Short-term investments	9,923	10,060
ABL Revolver	150,000	150,000
Less: outstanding letters of credit and cash-collateral	(32,887)	(28,887)

Total liquidity (1)	$222,783	$221,615

(1)	Liquidity under our ABL Revolver can be limited by certain cash collateral limitations depending upon the status of our borrowing base availability. Total liquidity includes $10.0 million within cash and cash equivalents above which was deposited into a trust to serve as additional collateral for our workers’ compensation and general liability policies. This amount can be converted to a letter of credit at our discretion and would reduce the availability on our ABL Revolver included in the table above.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months as evidenced by our net positive cash flows from operations for each of the six months ended June 30, 2019 and 2018.
Historical cash flow information
Cash flows from operating activities
Net cash provided by operating activities was $52.4 million and $33.1 million for the six months ended June 30, 2019 and 2018, respectively. Generally, the primary driver of our cash flows from operating activities is operating income adjusted for certain non-cash
items, offset by cash payments for taxes and interest on our outstanding debt. Our cash flows from operations can be impacted by the timing of our cash collections on sales and collection of retainage amounts. In addition, cash flows are seasonally stronger in the third and fourth quarters as a result of increased construction activity.
Cash flows from investing activities
Business Combinations
.
During the six months ended June 30, 2019 and 2018, we made cash payments of $21.3 million and $18.6 million, respectively, on business combinations.

Capital Expenditures
.
Total cash paid for property and equipment was $17.8 million and $18.5 million for the six months ended June 30, 2019 and 2018, respectively, and was primarily related to purchases of vehicles and various equipment to support our growing operations. We expect to continue to support any increases in 2019 net revenue through further capital expenditures.
Other
. During the six months ended June 30, 2019 and 2018, we invested $17.4 million and $17.8 million, respectively, in short-term investments consisting primarily of corporate bonds and commercial paper and had $17.6 million and $27.5 million in short-term investments that matured during the six months ended June 30, 2019 and 2018, respectively.
Cash flows from financing activities
We utilize our credit facilities to support our operations and continuing acquisitions and fund our stock repurchase program at our discretion. We received $100.0 million in cash by amending our Term Loan during the six months ended June 30, 2018 to fund such activities. During the six months ended June 30, 2019 and 2018, we also received proceeds of $13.8 million and $14.3 million, respectively, from our fixed asset loans which serve to offset a significant portion of the capital expenditures included in cash outflows from investing activities as described above. We made payments on these fixed asset loans and various other notes payable of $9.8 million and $6.9 million during the six months ended June 30, 2019 and 2018, respectively. We also made $2.5 million and $3.0 million in principal payments on our finance leases and incurred $5.0 million and $2.3 million of acquisition-related obligations during the six months ended June 30, 2019 and 2018, respectively. Lastly, we repurchased approximately 413 thousand shares of our common stock for $24.6 million during the six months ended June 30, 2018 as part of our stock repurchase plan.
Contractual Obligations
Other than a $6.4 million increase in long-term debt obligations primarily due to additional vehicle-related borrowings, we had no significant changes to our obligations during the six months ended June 30, 2019. While the amount of operating lease obligations did not change materially since December 31, 2018, these amounts are now presented on the Condensed Consolidated Balance Sheet as of June 30, 2018 as required by ASC 842. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations within our 2018 Form
10-K
for additional information on our contractual obligations.
Critical Accounting Policies and Estimates
During the six months ended June 30, 2019, we changed our accounting policy regarding leases upon adoption of ASC 842. See Note 7, Leases, for more information. There have been no other changes to our critical accounting policies and estimates from those previously disclosed in our 2018 Form
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

Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market and industry conditions, our financial and business model, our efforts to navigate the material pricing environment, our ability to increase selling prices, our material and labor costs, demand for our services and product offerings, expansion of our national footprint and diversification, our ability to capitalize on the new home and commercial construction recovery, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability and expectations for demand for our services and our earnings in 2019. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, general economic and industry conditions, the material price environment, the timing of increases in our selling prices and the factors discussed in the “Risk Factors” section of our 2018 Form
10-K,
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

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of June 30, 2019, we had approximately $393.8 million outstanding on the Term Loan, no outstanding borrowings on the ABL Revolver and $0.1 million outstanding under various finance leases subject to variable interest rates. Upon entering the second amendment to the Term Loan Agreement during the year ended December 31, 2018, we increased the aggregate principal amount of our debt by $100.0 million. On July 16, 2018, we entered a seven-year interest rate swap with a beginning notional of $100.0 million that serves to hedge the additional $100.0 million Term Loan. We also entered into a forward interest rate swap beginning May 31, 2022 with beginning notional of $100.0 million. All of our derivatives combine to reduce our variable rate debt by $200.0 million, resulting in total variable rate debt exposed to market risks of $193.9 million as of June 30, 2019. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $1.9 million.

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
and
15d-15(e).
Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings

See Part I, Item 1. Financial Statements, Note 14, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.
Item 1A.	Risk Factors

There have been no material changes for the three months ended June 30, 2019 from the risk factors as disclosed in our 2018 Form
10-K.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the stock repurchase activity for the three months ended June 30, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
April 1 - 30, 2019	42,582	$52.19	—	—
May 1 - 31, 2019	1,631	51.44	—	—
June 1 - 30, 2019	92	54.10	—	—

	44,305	$52.17	—	$60.6 million

(1)	Represents shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 149,215 shares of restricted stock awarded under our 2014 Omnibus Incentive Plan.

(2)	On February 28, 2018, our board of directors authorized a $50 million stock repurchase program effective March 2, 2018 through February 28, 2019, unless extended by the board of directors. On October 31, 2018, our board of directors approved an additional stock repurchase program, effective November 5, 2018, pursuant to which we may purchase up to an additional $100 million of our outstanding common stock. The program will remain in effect until February 28, 2020, unless extended by the board of directors. During the three or six months ended June 30, 2019, we did not repurchase any shares under our stock repurchase program.

Item 3.	Defaults Upon Senior Securities

There have been no material defaults in senior securities.
Item 4.	Mine Safety Disclosures

Not applicable.
Item 5.	Other Information

None.
Item 6.	Exhibits

(a)(3) Exhibits
The following exhibits are being filed as part of this Quarterly Report on Form

10-Q:

Exhibit Number	Description

10.1*	Fourth Amendment to Credit Agreement, dated as of June 10, 2019, by and among Installed Building Products, Inc., the lenders party thereto, and Sun Trust Bank, as administrative agent.

31.1*	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101. CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description

101. PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101. DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104**	Cover Page Interactive Data File (formatted in Inline XBRL)

*	Filed herewith.

**	Submitted electronically with the report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 8, 2019

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer