Form 10-K
period 2019-12-31
Installed Building Products, Inc.
filed 2020-02-27
CIK 1580905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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
(614)
221-3399
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	IBP	The New York Stock Exchange
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
common equity held by
non-affiliates
computed by reference to the price at which the common equity was last sold on June 30, 2019 was $1,337,306,455.
On February
18
, 2020, the registrant had 30,016,340

shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form
10-K
where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

i

Information Regarding Forward-Looking Statements
This Annual Report on Form
10-K
(“Form
10-K”)
contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market, our financial and business model, our efforts to navigate the material pricing environment, our ability to increase selling prices, our material and labor costs, demand for our services and product offerings, expansion of our national footprint and diversification, our ability to capitalize on the new home and commercial construction recovery, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability and expectations for demand for our services and our earnings in 2020. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, the factors discussed in the “Risk Factors” section of this Form
10-K,
as the same may be updated from time to time in our subsequent filings with the Securities and Exchange Commission, or SEC. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.
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
We offer our portfolio of services from our national network of over 180 branch locations serving all 48 continental states and the District of Columbia. Substantially all of our sales are derived from the service-based installation of various products in the residential new construction, repair and remodel and commercial construction end markets. Each of our branches has the capacity to serve all of our end markets. We believe we have the number one or two market position for new single-family insulation installation in more than half of the markets in which we operate based on permits issued in those markets. We are committed to delivering quality installation with a commitment to safety, corporate social responsibility and total customer satisfaction.
Our business began in 1977 with one location in Columbus, Ohio. In the late 1990s, we began our acquisition strategy with the goal of creating a national platform. Since 1999, we have successfully completed and integrated over 150 acquisitions, which has allowed us to generate significant scale and to diversify our product offerings while expanding into some of the most attractive new construction markets in the United States. We believe we are well positioned to continue to profitably grow our business due to our strong balance sheet, liquidity and acquisition strategy. For a further discussion of our industry and trends affecting our industry, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition, Key Factors Affecting our Operating Results, in this Form
10-K.
OUR OPERATIONS
We manage all aspects of the installation process for our customers, from our direct purchase and receipt of materials from national manufacturers to our timely supply of materials to job sites and quality installation. Installation of insulation is a critical phase in the construction process, as certain interior work cannot begin until the insulation phase passes inspection.
Our business model is differentiated and creates value by streamlining the typical value chain. In a typical building products value chain, manufacturers rely on multiple distributors to purchase in volume and stock product. Distributors serve multiple wholesale and retail accounts who in turn sell to local contractors that perform the installation. We buy most of the products that we install direct from manufacturers which are delivered to our local installation operations.
Insulation
Overview
We are one of the largest new residential insulation installers in the United States based on our internal estimates. Insulation installation comprised approximately 64% of our net revenue for the year ended December 31, 2019. We handle every stage of the installation process, including material procurement, project scheduling and logistics, multi-phase professional installation and quality inspection.

Insulation Materials
We offer a wide range of insulation materials consisting of:
•	Fiberglass and Cellulose Insulation – Fiberglass insulation is made of fibrous glass that is held together by a thermoset resin creating insulating air pockets. It typically contains an average of 50% recycled content. It is primarily available in two forms: batts (also referred to as blankets) and loosefill (also referred to as blown in). Fiberglass is the most widely used residential insulation material in the United States. Cellulose insulation is made primarily of paper and cardboard and has a very high recycled content. Cellulose is only available in loosefill form and is blown into the structure with specialized equipment. Fiberglass and cellulose insulation accounted for approximately 85% of our insulation sales for the year ended December 31, 2019.

•	Spray Foam Insulation – Spray foam insulation, which is generally a polyurethane foam, is applied at a job site by mixing two chemical components together in specialized application equipment. While typically having the highest insulating value per inch and sealing effectiveness of all insulation materials that we offer, spray foam is also typically the most expensive on an installed basis. Spray foam insulation accounted for approximately 15% of our insulation sales for the year ended December 31, 2019.

Insulation Installation Applications
Local building codes typically require the installation of insulation in multiple areas of a structure. Each of these areas is frequently referred to as a phase of the insulation installation process and requires a separate trip to the job site by our installers at different points in the construction of a structure. Building practice and the inspection process differ geographically and require our involvement at different times during the construction process. We assist the builders with coordinating inspections. We install insulation and sealant materials in many areas of a structure, including:
•	Basement and Crawl Space – These spaces often account for the second most energy loss in a residential structure.

•	Building Envelope – We insulate the exterior walls of both residential and commercial structures by applying insulation on the wall or between the studs.

•	Attic – We insulate the attics of new and existing residential structures. The attic is the area where the most energy may be lost in a home.

•	Acoustical – Many builder or architect specifications call for acoustical insulation for sound reduction purposes in both residential and commercial structures. This product is generally installed in the interior walls to minimize sound transmission.

•	In each of these applications, we typically use fiberglass batts, except in attic installations where we typically install loosefill fiberglass or cellulose.

•	We also install a wide variety of advanced caulk and sealant products that control air infiltration in residential and commercial buildings to enhance energy efficiency, improve comfort and meet increasingly stringent energy code requirements.

Waterproofing
Some of our locations install waterproofing, caulking and moisture protection systems for commercial and industrial construction projects. We offer a variety of waterproofing options, including, but not limited to, sheet and hot applied waterproofing membranes, deck coating systems, bentonite systems and air & vapor systems. The installation and service of waterproofing comprised approximately 7% of our net revenue for the year ended December 31, 2019.

Shower Doors, Closet Shelving and Mirrors
Some of our locations install a variety of shower enclosures, ranging from basic sliding door designs to complex custom designs. We have the ability to meet our customers’ diverse needs by customizing shower enclosures by size and style according to their specifications, including framing, hardware and glass options. We design and install closet shelving systems in select markets utilizing some of the highest quality products available from national brands. We also offer standard and custom designed mirrors for our customers. Shower doors, closet shelving and mirror installations comprised approximately 7% of our net revenue for the year ended December 31, 2019.
Garage Doors
Some of our locations install and service garage doors and openers for new residential construction builders, homeowners and commercial customers. We offer a variety of options from some of the best-known garage door brands. We offer steel, aluminum, wood and vinyl garage doors as well as opener systems. Unlike the other products we install, the garage door business has an ongoing aftermarket service component, which represented almost one-third
of the net revenue resulting from garage doors for the year ended December 31, 2019. The installation and service of garage doors comprised approximately 6% of our net revenue for the year ended December 31, 2019.
Rain Gutters
Some of our locations install a wide range of rain gutters, which direct water from a home’s roof away from the structure and foundation. Rain gutters are typically constructed from aluminum or copper and are available in a wide variety of colors, shapes and widths. They are generally assembled on the job site using specialized equipment. The installation of rain gutters comprised approximately 3% of our net revenue for the year ended December 31, 2019.
Window Blinds
Some of our locations install different types of window blinds, including cordless blinds, shades and shutters. The installation of window blinds comprised approximately 3% of our net revenue for the year ended December 31, 2019.
Other Building Products
Some of our locations install other complementary building products, none of which is an individually significant percentage of net revenue. Installation of other building products comprised approximately 10% of our net revenue for the year ended December 31, 2019.
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
Experienced sales and service professionals are important to our customer growth and increasing our profitability. Retaining and motivating local employees has been an important component of our acquisition and operating strategies. As of December 31, 2019, we employed approximately 625 sales professionals and our sales force has spent an average of approximately nine years with our operations. The local sales staff, which is generally led by the branch manager, is responsible for maintaining relationships with our customers. These local teams work diligently to increase sales by supporting our existing customers with excellent service and value while also pursuing new customers with competitive offerings. In addition to the efforts of our sales staff, we market our product and service offerings on the internet, in the local yellow pages, on the radio and through advertisements in trade journals. We primarily conduct our marketing using local trademarks and trade names.
COMPETITIVE ADVANTAGES
We seek to differentiate ourselves in areas where we believe we have a competitive advantage, including:
National scale with a strong local presence.
Our national scale gives us access to the best products, training and innovation available, while our local teams provide best in class training and installation services and outstanding customer service. Our customers generally select their building products installer based on quality and timeliness of service, knowledge of local building codes, product application expertise, pricing, relationships and reputation in the market. For these reasons, we emphasize the importance of developing and maintaining strong customer relationships at the local level based on the knowledge and experience of our branch management and staff.
Diversified product lines, end markets and geographies.
Diversifying our product line offerings provides us opportunity to increase sales to end customers and leverage our branch costs to improve profitability. We continue to generate revenue synergies by taking advantage of cross-selling opportunities with our existing customers in markets where we install multiple products. We have successfully diversified our product offering from the year ended December 31, 2013, when insulation installation comprised approximately 74% of revenues, to the year ended December 31, 2019, where it comprised 64% of revenues. We service the residential new construction and repair and remodel markets, both of which consist of single-family and multi-family dwellings, as well as the commercial construction market. We have diversified our end customer demographic from the year ended December 31, 2013, when revenue from the commercial end market comprised approximately 11% of revenues, to the year ended December 31, 2019 where it comprised 18% of revenues. Our growing exposure to commercial end markets diversifies our customer base and makes our business less dependent on residential new construction. Commercial construction is also driven by longer term projects which tends to provide greater revenue visibility. In periods of declining insulation installation volumes, our sales force is able to leverage our diversity of products and reduce the impact of lost insulation sales by growing sales of complementary building products, further enhancing our ability to perform. Our national geographic footprint provides us a balanced business not concentrated in any single region.
Engaged employees.
We offer competitive benefits to our employees to ensure an engaged workforce. In addition to offering certain benefits to most employees, including medical insurance, 401k and paid time off benefits, we also offer longevity stock awards, financial wellness training and savings matching in order to recruit and retain employees. Our retention efforts have reduced our employee turnover by approximately 40% since the beginning of 2017 to a level significantly below industry averages. Opportunity for professional growth, training and advancement are strongly encouraged. Engaged, long-tenured employees benefit our business by being highly skilled and efficient, which drives profitability and encourages repeat business and customer loyalty. Higher employee retention also benefits our business through lower recruitment and training expense. We also consider risk management and safety to be a core business objective. Significant staffing, funding and other resources are allocated to our management systems that enhances quality and safety for our employees and our customers. Our branch managers are held accountable for the safety of employees and quality of workmanship at their locations. We provide our employees with ongoing training and development programs necessary to improve work quality and safety performance. Our regional managers, local branch managers and sales force have significant experience in the industry and have spent an average of more than 10 years with our operations. We also created the Installed Building Products Foundation in 2019 as a separate, not-for-profit
organization to help support our employees for their education, financial and philanthropic needs.
Financial strength,
variable cost structure and strong free cash flow.
We believe that we are among the most financially sound companies in our industry. We place an emphasis on having a strong balance sheet which allows us to focus on our strategic initiatives and pursue growth opportunities, drive profitability and generate cash. We have a highly variable cost structure with a significant portion of operating expenses directly linked to volume. Our largest expenses are materials and labor and most of our installation employees are paid by completed job. Our minimal capital expenditure requirements support the generation of strong free cash flow.
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
Broad and stable customer base.
We benefit from a diverse customer base that includes production and custom homebuilders, multi-family and commercial construction firms, homeowners and residential repair and remodeling contractors. We continue to enhance our longstanding relationships with some of the largest builders in the country. While we serve many national and regional builders across multiple markets, we compete for business at the local level. Given our emphasis on quality service, customer turnover is extremely low.
Well established relationships with suppliers.
We have strong long-standing relationships with many of the manufacturers of the materials we install, including the largest manufacturers of fiberglass and spray foam. The fiberglass insulation manufacturing market is highly consolidated and primarily served by four major manufacturers. We buy significant volume from all four manufacturers and have relationships with each company spanning more than two decades. Our national scale allows us to purchase volumes that account for a meaningful portion of the production for these suppliers allowing them to better plan their production schedules. Our relationships and purchasing power often allow us to negotiate preferred material supply terms.
Highly experienced and incentivized management team.
Our senior management team (Chief Executive Officer, Chief Financial Officer and Chief Operating Officer) have been directing our strategy for close to 20 years. This team has led us through multiple housing industry cycles, providing valuable continuity and a demonstrated ability to improve operations and grow our business both organically and through acquisitions.
BUSINESS STRATEGY
We believe our geographic footprint, longstanding relationships with national insulation manufacturers, streamlined value chain and proven track record of successful acquisitions provides us with opportunities for continued growth in our existing markets and expansion into new markets. We believe our continued emphasis on expanding our product offering, further expansion into the commercial construction market, and targeting geographies where we look to grow market share will reduce potential future cyclicality of our operations. Our current strategic objectives include:
•	capitalize on the new residential and commercial construction markets;
•	continue to strengthen our market share position by working with the best customers. We seek to work with the most profitable and efficient builders and commercial general contractors in our markets;
•	recruit, develop and retain an exceptional workforce by investing in our employees and our communities and promoting a family-oriented culture;
•	capitalize on our ability to cross-sell products through existing markets as well as new markets entered as a result of organic expansion and acquisitions. In addition to insulation and air infiltration products, we install garage doors, rain gutters, mirrors and shower doors, waterproofing, window blinds and various other products;
•	enhance profitability from our operating leverage and national scale;
•	continue organic expansion in the multibillion-dollar commercial end market. Our commercial strategy includes adding more locations to serve the large commercial market and increasing commercial sales at our existing new residential locations;

•	pursue value enhancing acquisitions by continuing our disciplined approach to valuations and pricing. We will continue to be selective in identifying acquisition targets at attractive multiples. We target profitable markets and companies with strong reputations and customer bases. As part of our acquisition strategy, we seek to maintain the management teams of the companies we acquire as well as retain their local branding, which further reduces associated risk. We are very experienced in acquiring and integrating companies and have an experienced team that integrates acquisitions quickly and efficiently; and
•	we integrate new acquisitions quickly and seamlessly into our corporate infrastructure, including our accounting and employee systems. In addition, we utilize our internal software technology, jobCORE, to integrate acquired operations and provide in-depth
branch-level operational and financial performance data. We realize near term margin enhancement and revenue growth at acquired branches by applying our national buying power and leveraging relationships with large national homebuilders.
One of our key areas of focus has been diversifying our product and service offerings, customer base, and end markets. We have accomplished this through organic growth as well as acquisitions. We believe the benefits of this diversification include:
•	Margin enhancement by leveraging branch costs across multiple products
•	Diversified end-market exposure
•	A more diverse customer base
•	Stronger established local relationships
•	Reduced cyclicality
We have historically experienced expanded product diversification in our branches in periods of declining insulation installation volumes as our sales force looks to maintain volume and replace lost insulation sales with sales of complementary building products. Our oldest and most established branches tend to exhibit the greatest diversity of service and product offerings. This diversity in turn contributes to enhanced profitability as compared to branches in our newer, less developed markets.
However, we can provide no assurance that the positive trends reflected in our recent financial and operating results will continue in 2020.
QUALITY CONTROL AND SAFETY
Our quality control process starts with the initial proposal. Our sales staff and managers are knowledgeable about our service offerings and scope of work. They are trained on manufacturers’ guidelines as well as state and local building codes. Our quality control programs emphasize onsite inspections, training by manufacturers and various certification programs.
We consider risk management and safety to be a core business objective. Each year, we allocate significant staffing, funding and resources to our management systems that directly impact safety. We have strong workplace safety measures, including Safety Wanted 365, an initiative focused on creating a safer working environment for both our employees and other jobsite personnel through year-round education and training. Additionally, our branch managers are held accountable for the safety of employees and quality of workmanship at their locations.
CUSTOMERS
We serve a broad group of national, regional and local homebuilders, multi-family and commercial construction firms, individual homeowners and repair and remodeling contractors. Our top ten customers, which are primarily a combination of national and regional builders, accounted for approximately 15% of net revenue for the year ended December 31, 2019. We install a variety of products in multiple markets for our largest customers, further diversifying our relationship with them. For example, our largest customer is independently serviced by 67 different IBP branches nationwide despite representing approximately 4% of net revenue for the year ended December 31, 2019. While our largest customers are homebuilders, our customer base is also diverse. We work on a range of commercial projects including office buildings, airports, sports complexes, museums, hospitals, hotels and educational facilities. 16 of our top 20 customers represent homebuilders and the remaining four represent commercial customers. We have long-term relationships with many of our customers and have served each of our top ten customers for more than a decade.
BACKLOG
For contracts that are not complete at the reporting date, we recognize revenue over time utilizing a cost-to-cost input method. When this method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. The costs of earned revenue include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Backlog represents the transaction price for contracts for which work has not been performed and excludes unexercised contract options and potential modifications. Backlog is not a guarantee of future revenues as contractual commitments may change. There can be no assurance that backlog will result in revenues within the expected timeframe, if at all. We estimate backlog was $90.7 million as of December 31, 2019 and we estimated it to be $88.0 million as of December 31, 2018.
SUPPLIERS
We have long-term relationships with many of our suppliers and have not experienced any significant disruption in the supply of any of the primary materials we purchase and install. As one of the largest purchasers of insulation in the United States, we believe that we maintain particularly strong relationships with the largest manufacturers of these products. The proximity of certain of our branch locations to insulation manufacturers’ facilities provides additional mutual benefits, including opportunities for cost savings and joint planning regarding future production. Due to the limited number of large fiberglass insulation manufacturers, our three largest suppliers in the aggregate accounted for approximately 37% of all material purchases for the year ended December 31, 2019. We also believe that we maintain good relationships with suppliers of the non-insulation
products we install. We have found that using multiple suppliers ensures a stable source of materials and favorable purchasing terms as suppliers compete to gain and maintain our business. In addition, our national purchasing volumes provide leverage with suppliers as we pursue additional purchasing synergies.
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
EMPLOYEES
As of December 31, 2019, we had approximately 8,500 employees, consisting of approximately 6,050 installers, approximately 625 sales professionals, approximately 550 production personnel and approximately 1,275 administrative and management personnel. Approximately 30 of our employees are covered under collective bargaining agreements. We have never experienced a work stoppage or strike, and we believe that we have good relationships with our employees.
INFORMATION TECHNOLOGY
JobCORE is our
web-enabled
internal software technology used by the majority of our branches. The system is designed to operate our business in a highly efficient manner and manage our operations. The jobCORE software provides in-depth
real-time
job-level
operational and financial performance data from each branch to the corporate office. JobCORE provides us, our branch managers and our salespeople with an important operational tool for monitoring branch level performance. It assists management in assessing important business questions, including customer analysis, sales staff analysis, branch analysis and other operating activities.
INTELLECTUAL PROPERTY
We possess intellectual property rights, including trademarks, trade names and know-how
and other proprietary rights that are important to our business. In particular, we maintain registered trademarks and trade names, some of which are the trademarks and trade names under which many of our local branches operate and we own or have licensed rights to use jobCORE and other software used in the operation of our business. While we do not believe our business is dependent on any one of our trademarks or trade names, we believe that our trademarks and trade names are important to the development and conduct of our business as well as to the local marketing of our services. We also maintain domain name registrations for each of our local branch websites. We make efforts to protect our intellectual property rights, although the actions we take may be inadequate to prevent others from using similar intellectual property. In addition, third parties may assert claims against our use of intellectual property and we may be unable to successfully resolve such claims.
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
We are committed to socially responsible corporate practices. Through the Installed Building Products Foundation and other volunteer opportunities, we give back to the communities we serve. We also provide longevity stock awards and financial wellness training to our employees.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public on the SEC’s website at
www.sec.gov
. Our corporate website is located at
www.installedbuildingproducts.com
, and our investor relations website is located at
http://investors.installedbuildingproducts.com
. Copies of our Form
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
In 2019, the U.S. Census Bureau reported an estimated 1.29 million total housing starts. This is an increase from 1.25 million starts in 2018, but still below the historical average over the past 60 years. There is significant uncertainty regarding the timing and extent of any further recovery in new home construction and resulting product demand levels, and any decline may materially adversely affect our business, financial condition, results of operations and cash flows. In particular, increases in mortgage interest rates and rising home prices, along with other economic factors, may slow the recovery of the home construction market or lead to a decline. In addition, concerns over the affordability of housing may reduce demand in the markets we serve. Some analysts also project that the demand for residential construction may be negatively impacted as the number of renting households has increased in recent years and a shortage in the supply of affordable housing is expected to result in lower home ownership rates.
Other factors that might impact growth in the homebuilding industry include: uncertainty in financial, credit and consumer lending markets amid slow growth or recessionary conditions; levels of mortgage repayment; limited credit availability; federal and state personal income tax rates and changes to the deductibility of certain state and local taxes; Federal Reserve policy changes; shortages of suitable building lots in many regions; shortages of experienced labor; soft housing demand in certain markets; and rising materials prices. Given these factors, we can provide no assurance that present growth trends will continue, whether overall or in our markets, or whether the new single-family residential market will ever return to historical levels. The economic downturn in 2007-2010 severely affected our business. Another reduction in housing demand in the future could have a similar effect on our business.

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
According to Dodge Data & Analytics, commercial construction put in place began to recover in 2013. However, commercial building starts in 2020, measured by investment dollars, are expected to decrease 6% from 2019 while institutional building starts (a subset of the nonresidential construction market in which we participate) are expected to be flat.
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
We review our goodwill and other intangible assets for impairment annually during the fourth quarter and when events or changes in circumstances indicate the carrying value may not be recoverable. In doing so, we either assess qualitative factors or perform a detailed analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We did not record any goodwill impairment charges in 2019, 2018, or 2017; however, a decline in the expectation of our future performance, or a decline in our market capitalization, or deterioration in expectations regarding the general economy and/or the timing and the extent of new home construction and home improvement and commercial construction activity may cause us to recognize non-cash,
pre-tax
impairment charges for goodwill or other long-lived assets, which are not determinable at this time. In addition, as a result of our acquisition strategy, we have recorded goodwill and may incur impairment charges in connection with prior and future acquisitions. If the value of goodwill or other intangible assets is impaired, our earnings and stockholders’ equity would be adversely affected. As of December 31, 2019, we had goodwill and other intangible assets in an aggregate amount of $349.2 million, or approximately 32% of our total assets, which is in excess of our stockholders’ equity.
Our business is seasonal and may be affected by adverse weather conditions, natural disasters or other catastrophic events.
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

In addition, adverse weather conditions, such as unusually prolonged cold conditions, rain, blizzards, hurricanes, earthquakes, fires, other natural disasters, epidemics (such as the coronavirus currently impacting China and other countries) or other catastrophic events could accelerate, delay or halt construction or installation activity or impact our suppliers. The impact of these types of events on our business may adversely impact quarterly or annual net revenue, cash flows from operations and results of operations.
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

Changes in the costs of the products we install, an inability to increase our selling prices or a delay in the timing of such increases can decrease our profit margins
The principal building products that we install have been subject to price changes in the past, some of which have been significant. For example, the industry supply of a portion of the insulation materials we install was disrupted due to a catastrophic failure at a manufacturer’s facility during the fourth quarter of 2017, resulting in insulation material allocation throughout the industry and, as a result, increased market pricing which impacted our results of operations in 2018 and 2019. Increased market pricing, regardless of the catalyst, could impact our results of operations in the future to the extent that price increases cannot be passed on to our customers. While we continue to work with our customers to adjust selling prices to offset the aforementioned higher costs, there can be no assurance that any such action would have its intended effect. In addition, our results of operations for individual quarterly periods can be, and have been, adversely affected by a delay between when building product cost increases are implemented and when we are able to increase prices for our products and services, if at all. Our supplier purchase prices often depend on volume requirements. If we do not meet these volume requirements, our costs could increase and our margins may be adversely affected. In addition, while we have been able to achieve cost savings through volume purchasing and our relationships with suppliers, we may not be able to continue to receive advantageous pricing for the products that we install, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
As of December 31, 2019, our estimated backlog was approximately $90.7 million. In accordance with industry practice, many of our contracts are subject to cancellation, reduction, termination or suspension at the discretion of the customer in respect of work that has not yet been performed. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog but instead would collect revenues in respect of all work performed at the time of cancellation as well as all other costs and expenses incurred by us through such date. Projects can remain in backlog for extended periods of time because of the nature of the project, delays in execution of the project and the timing of the particular services required by the project. Additionally, the risk of contracts in backlog being canceled, terminated or suspended generally increases at times, including as a result of periods of widespread macroeconomic and industry slowdown, weather, seasonality and many of the other factors impacting our business. Many of the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. The revenue for certain contracts included in backlog are based on estimates. Therefore, the timing of performance on our individual contracts can affect our margins and future profitability. There can be no assurance that backlog will result in revenues within the expected timeframe, if at all.

We may be subject to claims arising from the operations of our various businesses for periods prior to the dates we acquired them.
We have consummated over 150 acquisitions. From time to time we are subject to claims or liabilities arising from the ownership or operation of acquired businesses for the periods prior to our acquisition of them, including environmental, employee-related and other liabilities and claims not covered by insurance. Any future claims or liabilities could be significant. Our ability to seek indemnification from the former owners of our acquired businesses for these claims or liabilities may be limited by various factors, including the specific time, monetary or other limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy our indemnification claims. In addition, insurance companies may be unwilling to cover claims that have arisen from acquired businesses or locations, or claims may exceed the coverage limits that our acquired businesses had in effect prior to the date of acquisition. If we are unable to successfully obtain insurance coverage of third-party claims or enforce our indemnification rights against the former owners, or if the former owners are unable to satisfy their obligations for any reason, including because of their financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our financial condition and results of operations.
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
Our labor costs have increased in recent years and may continue to increase as a result of competition, health and other insurance and benefit costs. In addition, health care coverage requirements, changes in workplace regulations and any future legislation could cause us to experience higher health care and labor costs in the future. Increased labor, health care and insurance costs could have an adverse effect on our business, financial condition and results of operations.

Variability in self-insurance liability estimates could adversely impact our results of operations.
We carry insurance for risks including, but not limited to, workers’ compensation, general liability, vehicle liability, property and our obligation for employee-related health care benefits. In most cases, these risks are insured under high deductible and/or high-retention programs that require us to carry highly subjective liability reserves on our balance sheet. We estimate these insurance liabilities by considering historical claims experience, including frequency, severity, demographic factors and other actuarial assumptions, and periodically analyzing our historical trends with the assistance of external actuarial consultants. Our accruals for insurance reserves reflect these estimates and other management judgments, which are subject to variability. If our claim experience differs significantly from historical trends and actuarial assumptions and we then need to increase our reserves, our financial condition and results of operations could be adversely affected.
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
Product liability, workmanship warranty, casualty, negligence, construction defect, breach of contract and other claims and legal proceedings can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. In addition, lawsuits relating to construction defects typically have statutes of limitations that can run as long as ten years. Claims of this nature could also have a negative impact on customer confidence in us and our services. Current or future claims could have a material adverse effect on our reputation, business, financial condition and results of operations. For additional information, see Note 15, Commitments and Contingencies, to our audited consolidated financial statements included in this Form
10-K.

In the ordinary course of business, we are required to obtain performance bonds and licensing bonds, the unavailability of which could adversely affect our business, financial condition, results of operations and/or cash flows.
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
Federal, state, local and other laws and regulations could impose substantial costs and/or restrictions on our operations and could adversely affect our business.
We are subject to various federal, state, local and other laws and regulations, including, among other things, worker and workplace health and safety regulations promulgated by the OSHA, employment regulations promulgated by the U.S. Equal Employment Opportunity Commission and tax regulations promulgated by the Internal Revenue Service and various other state and local tax authorities. Our primary manufacturing facility is also subject to additional laws and regulations which may increase our exposure to health and safety liabilities. In addition, we are subject to increased regulation of data privacy and information security, including the adoption of more stringent state laws, such as the California Consumer Privacy Act which went into effect in January 2020. These types of data privacy and security laws, which continue to evolve, create a range of new compliance obligations for us and increase financial penalties for non-compliance.
Additional or more burdensome regulatory requirements in these or other areas may increase our expenses, reduce demand for our services or restrict our ability to offer services in certain geographies, all of which could adversely affect our business, financial condition, results of operations and cash flows. Moreover, our failure to comply with any of the regulatory requirements applicable to our business could subject us to substantial fines and penalties that could adversely affect our business, financial condition, results of operations and cash flows.
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
Our primary manufacturing facility is also subject to additional laws and regulations which may increase our exposure to environmental liabilities. Despite providing a benefit to the environment by making structures more energy efficient, certain types of insulation, particularly spray foam applications, require our employees to handle potentially hazardous or toxic substances. While our employees who handle these and other potentially hazardous or toxic materials, including lead-based paint, receive specialized training and wear protective clothing, there is still a risk that they, or others, may be exposed to these substances. Exposure to these substances could result in significant injury to our employees and others, including site occupants, and damage to our property or the property of others, including natural resource damage. Our personnel and others at our work sites are also at risk for other workplace-related injuries, including slips and falls.
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
Less than one percent of our employees are currently covered by collective bargaining or other similar labor agreements. However, if a larger number of our employees were to unionize, including in the wake of any future legislation that makes it easier for employees to unionize, or if we acquire an entity with unionized workforce in the future, our business could be negatively affected. Any inability by us to negotiate collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs. If any such strikes or other work stoppages occur, or if other employees become represented by a union, we could experience a disruption of our operations and higher labor costs.
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
We carry cybersecurity insurance to help mitigate the financial exposure and related notification procedures in the event of intentional intrusion. The measures that we implement to reduce and mitigate these risks may not be effective. While to date these threats have not had a material impact on our business or operations, if such an event occurred, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
We have debt principal and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations.
Our degree of leverage and level of interest expense may have important consequences, including:
•	our leverage may place us at a competitive disadvantage as compared with our less leveraged competitors and make us more vulnerable in the event of a downturn in general economic conditions or in any of our businesses;
•	our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate may be limited;
•	a substantial portion of our cash flow from operations will be dedicated to the payment of interest and principal on our indebtedness, thereby reducing the funds available to us for operations, capital expenditures, acquisitions, future business opportunities or obligations to pay rent in respect of our operating leases; and
Our ability to service our debt and other obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations or to successfully execute our business strategies. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Credit Facilities.
Restrictions in our existing credit facilities and any future facilities or any other indebtedness we may incur in the future, limit our ability to take certain actions and could adversely affect our business, financial condition, results of operations, and the value of our common stock.
Our credit facilities, or any future facilities we enter into or other indebtedness we incur, impose certain restrictions and obligations on us. Under certain of these instruments, we must comply with defined covenants that limit our ability to, among other things:
•	incur or guarantee additional debt and issue preferred stock;
•	make distributions or dividends on or redeem or repurchase shares of common stock;
•	make certain investments and acquisitions;

•	make capital expenditures;
•	incur certain liens or permit them to exist;
•	enter into certain types of transactions with affiliates;
•	acquire, merge or consolidate with another company; or
•	transfer, sell or otherwise dispose of all or substantially all of our assets.
Our credit facilities contain, and any future facilities or other debt instruments we may enter into may contain, covenants requiring us to maintain certain financial ratios and meet certain tests, such as an excess cash flow test, fixed charge coverage ratio, leverage ratio or debt to earnings ratio. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Credit Facilities. Our ability to comply with those financial ratios and tests can be affected by events beyond our control, and we may not be able to comply with those ratios and tests when required to do so under the applicable debt instruments.
The provisions of our credit facilities, or other debt instruments, may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our credit facilities, any future credit facility or other debt instruments could result in a default or an event of default that could enable our lenders or other debt holders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our stockholders could experience a partial or total loss of their investment.
If we default on our obligations under the instruments governing our indebtedness, we may not be able to make payments on the notes.
A failure by us to comply with the agreements governing our indebtedness including, without limitation, our existing credit facilities or any future facilities, the indenture governing the notes offered hereby and our other contractual obligations (including restrictive, financial and other covenants included therein), to pay our indebtedness and fixed costs or to post collateral (including under hedging arrangements) could result in a variety of material adverse consequences, including a default under our indebtedness and the exercise of remedies by our creditors, lessors and other contracting parties, and such defaults could trigger additional defaults under other indebtedness or agreements.
Any such default under the agreements governing our existing or future indebtedness and the remedies sought by the holders of such indebtedness could make us unable to make payments to pay principal of, or premium, if any, and interest on the notes, substantially decrease the market value of the notes and result in a cross-default under the notes. In the event of a default under our existing credit facilities or any future facilities or in respect of other indebtedness, the holders of such indebtedness may be able to cause all of our available cash flow to be used to pay such indebtedness, may be able to terminate outstanding credit commitments and/or may be able to cease making loans to us and, in any event, could elect to declare all of the funds borrowed under the applicable agreement to be immediately due and payable, together with accrued and unpaid interest, and we could be forced into bankruptcy or liquidation.
If our operating performance declines, we may need to seek waivers from the holders of our indebtedness to avoid being in default under the instruments governing such indebtedness. If we breach our covenants under our indebtedness, we may not be able to obtain a waiver from the holders of such indebtedness on terms acceptable to us or at all. If this occurs, we would be in default under such indebtedness, the holders of such indebtedness and other lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation.

Adverse credit ratings could increase our costs of borrowing money and limit our access to capital markets and commercial credit.
Moody’s Investor Service and Standard & Poor’s routinely evaluate our credit profile on an ongoing basis and have assigned ratings for our long-term debt. If these rating agencies downgrade any of our current credit ratings, our borrowing costs could increase and our access to the capital and commercial credit markets could be adversely affected.
Our indebtedness exposes us to interest expense increases if interest rates increase.
If interest rates increase, our debt service obligations on our variable rate indebtedness, if any exists at the balance sheet date, would increase even though the amount borrowed would remain the same, and our net income and cash flows would correspondingly decrease. Specifically, we had no outstanding borrowings on our Revolver, as hereinafter defined, as of December 31, 2019, but should we have a balance in the future, we would incur interest based on a rate that varies per the conditions set forth in our agreement.
In addition, advances under our credit facilities generally bear interest based on, at our election, either the Eurodollar rate (“LIBOR”) or the base rate (which approximated the prime rate) plus a margin based on the type of rate applied and leverage ratio. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. Our Term Loan Agreement, as hereinafter defined, includes a mechanism to establish an alternative Eurodollar rate if certain circumstances arise such that LIBOR may no longer be used. Additionally, our ABL Credit Agreement, as hereinafter defined, includes a provision related to the potential discontinuance of LIBOR to be replaced with one or more Secured Overnight Financing Rate (SOFR) values or another alternate benchmark rate. However, if LIBOR ceases to exist after 2021, the interest rates under the alternative rate could be higher than LIBOR. To the extent that these interest rates are higher, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.
Our term loan bears interest at a variable rate, however interest rate hedges in place mitigate the risk of interest rate fluctuations associated with a portion of the outstanding debt balance. These derivative instruments are indexed to LIBOR, the value of which could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition. If a contract is not transitioned to an alternative reference rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
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

Terrorist attacks or acts of war against the United States or increased domestic or international instability could have an adverse effect on our operations.
Adverse developments in the war on terrorism, terrorist attacks against the United States or any outbreak or escalation of hostilities between the United States and any foreign power may cause disruption to the economy, our business, our employees and our customers, which could negatively impact our financial condition and results of operations.
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
Furthermore, in recent years the stock market and the price of our common stock has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce the price of our common stock and materially affect the value of your investment.
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
We have approximately 30.0 million shares of common stock outstanding as of December 31, 2019. The shares of common stock are freely tradable, except for any shares of common stock that may be held or acquired by our directors, executive officers and other affiliates, the sale of which will be restricted under the Securities Act of 1933, as amended. As of December 31, 2019, approximately 2.2 million of the 3.0 million shares of common stock authorized for issuance under the 2014 Omnibus Incentive Plan were available for issuance. These shares will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.
Jeff Edwards has significant ownership of our common stock and may have interests that conflict with those of our other stockholders.
As of December 31, 2019, Jeff Edwards beneficially owns approximately 23.0% of our outstanding common stock. As a result of his beneficial ownership of our common stock, he has sufficient voting power to significantly influence all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions, and he has significant influence over our management and policies. This concentration of voting power may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares of common stock, which could prevent stockholders from receiving a premium for their shares of common stock. These actions may be taken even if other stockholders oppose them. The interests of Jeff Edwards may not always coincide with the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of our other stockholders. In addition, under our amended and restated certificate of incorporation, Jeff Edwards is permitted to pursue corporate opportunities for himself, rather than for us.
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
We have not historically paid any dividends and may not pay any dividends in the future.
Part of our business strategy includes retaining our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, we have not paid dividends on our common stock in the past. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, the limits imposed by the terms of our credit facilities, or any then-existing debt instruments, and such other factors as our board of directors deems relevant. Accordingly, investors in our common stock may need to sell their shares to realize a return on their investment in our common stock, and investors may not be able to sell their shares at or above the prices paid for them.
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

Real Property
We lease office and warehouse space in 38 states, including our corporate office in Columbus, Ohio. Our leases are typically short in duration with customary extensions at our option. We believe suitable alternative space is available in all of our markets. We also own our cellulose manufacturing facility in Bucyrus, Ohio. The table below summarizes our locations as of December 31, 2019.

State	Number of Locations	Approximate Total Square Footage
Alabama	3	29,150
Arizona	2	25,846
California	16	170,852
Colorado	9	80,162
Connecticut	2	26,128
Delaware	4	31,175
Florida	22	175,997
Georgia	11	159,704
Idaho	3	43,000
Illinois	5	60,118
Indiana	13	237,536
Kansas	1	14,206
Kentucky	4	46,330
Louisiana	1	10,000
Maine	4	38,750
Maryland	3	34,710
Massachusetts	4	45,303
Michigan	1	34,800
Minnesota	6	114,890

State	Number of Locations	Approximate Total Square Footage
Mississippi	1	8,000
Nebraska	1	12,000
Nevada	2	15,350
New Hampshire	7	60,812
New Jersey	2	30,300
New York	10	100,900
North Carolina	15	142,940
Ohio	12	445,165
Oklahoma	3	29,008
Oregon	1	30,013
Pennsylvania	3	30,200
South Carolina	7	99,511
Tennessee	6	71,482
Texas	18	281,272
Utah	4	77,955
Vermont	1	31,020
Virginia	5	62,341
Washington	3	56,393
Wisconsin	9	174,228

Our Fleet
As of December 31, 2019, our fleet consisted of approximately 4,600 total vehicles that we either leased or owned, including approximately 4,400 installation vehicles, which our installers use to deliver and install products from our locations to job sites, and approximately 200 other vehicles that are utilized by our sales staff, branch managers and various senior management personnel. For additional information, see Note 7, Long-Term Debt, and Note 15, Commitments and Contingencies, to our audited consolidated financial statements included in this Form
10-K.
Item 3.	Legal Proceedings

We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course, including wage and hour lawsuits. We carry insurance coverage that we believe to be reasonable under the circumstances, although insurance may or may not cover any or all of our liabilities in respect to claims and lawsuits. While management currently believes that the ultimate resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, such matters are subject to inherent uncertainties. See Note 15, Commitments and Contingencies, within Item 8 of this Form
10-K
for additional information on significant legal proceedings.
Item 4.	Mine Safety Disclosures

Not applicable.

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock
Our common stock is traded on the NYSE under the symbol “IBP.”
Holders of Record
As of February 18, 2020, there were 799 holders of record of our common stock, one of which was Cede & Co., which is the holder of shares held through the Depository Trust Company.
Dividend Policy
During the years ended December 31, 2019, 2018 and 2017, we did not declare or pay any cash dividends on our capital stock. Any future determination relating to dividends will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, contractual restrictions, legal requirements and other factors our board of directors may deem relevant.
Stock Performance Graph
The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Russell 2000 Index (“Russell 2000”), (ii) the Standard & Poor’s Industrials Index (“S&P 500 Industrials”) and (iii) the S&P Smallcap 600 Index (“S&P Smallcap 600”). The graph assumes investments of $100 in our common stock and in each of the three indices and the reinvestment of dividends for the last five fiscal years through December 31, 2019.

	12/31/2014	12/31/2015	12/31/2016	12/29/2017	12/31/2018	12/31/2019
IBP	100	139	232	426	189	386
Russell 2000	100	96	116	133	118	148
S&P 500 Industrials	100	97	116	140	121	157
S&P Smallcap 600	100	98	124	140	128	157

Purchases of Equity Securities by the Issuer
The following table shows the stock repurchase activity for the three months ended December 31, 2019:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1—31, 2019	—	$—	—	—
November 1—30, 2019	—	—	—	—
December 1—31, 2019	—	—	—	—

	—	$—	—	$60.6 million

(1)	On February 26, 2018, our board of directors authorized a $50 million stock repurchase program effective March 2, 2018 and on October 31, 2018, our board of directors approved an additional stock repurchase program, effective November 6, 2018, pursuant to which we may purchase up to an additional $100 million of our outstanding common stock. In February 2020, our board of directors approved extending the current stock repurchase program to March 1, 2021. During the year ended December 31, 2019, we did not repurchase any shares under our stock repurchase program.

Item 6.	Selected Financial Data
The following tables set forth selected historical consolidated financial data that should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data, of this Form
10-K.
The Consolidated Statements of Operations and Comprehensive Income data for the years ended and the Consolidated Balance Sheets data as of December 31, 2019, 2018, 2017, 2016 and 2015 are derived from our audited consolidated financial statements. The selected historical consolidated financial data in this section is not intended to replace our historical consolidated financial statements and the related notes thereto. Our historical results are not necessarily indicative of future results.

	Years ended December 31,
	2019 (1)	2018 (2)	2017	2016	2015
Statement of operations (in thousands, except per share amounts):
Net revenue	$1,511,629	$1,336,432	$1,132,927	$862,980	$662,719
Cost of sales	1,076,809	964,841	808,901	610,532	474,426

Gross profit	434,820	371,591	324,026	252,448	188,293
Operating expenses
Selling	75,016	67,105	58,450	49,667	37,702
Administrative and other	238,644	211,269	191,310	136,731	105,639

Operating income	121,160	93,217	74,266	66,050	44,952
Other expense	28,555	21,031	18,446	6,440	3,022

Income before income taxes	92,605	72,186	55,820	59,610	41,930
Income tax provision	24,446	17,438	14,680	21,174	15,413

Net income	68,159	54,748	41,140	38,436	26,517

Basic net income per share	$2.29	$1.76	$1.30	$1.23	$0.85

Diluted net income per share	$2.28	$1.75	$1.30	$1.23	$0.85

Cash flow data (in thousands):
Net cash provided by operating activities	$123,067	$96,633	$68,772	$73,266	$34,547
Net cash used in investing activities	$(131,733)	$(74,069)	$(200,443)	$(79,597)	$(111,365)
Net cash provided by financing activities	$96,113	$5,368	$179,699	$13,995	$72,875

Balance sheet data (in thousands):
Cash	$177,889	$90,442	$62,510	$14,482	$6,818
Total current assets	$581,949	$411,545	$354,942	$192,391	$150,232
Property and equipment, net	$106,410	$90,117	$81,075	$67,788	$57,592
Total assets	$1,099,479	$834,658	$738,746	$462,095	$373,572
Total debt (3)	$575,539	$463,454	$359,722	$166,720	$143,677
Total stockholders’ equity	$250,031	$182,498	$210,528	$153,977	$114,483
(1)	Amounts prior to 2019 do not reflect the impact of the adoption of Accounting Standards Update (“ASU”)
2016-02,
Leases (Topic 842), in the first quarter of 2019. See Note 8, Leases, within Item 8 of this Form
10-K
for additional information.
(2)	Amounts prior to 2018 do not reflect the impact of the adoption of ASU
2014-09,
Revenue from Contracts with Customers (Topic 606), in the first quarter of 2018. See Note 2, Significant Accounting Policies, within Item 8 of this Form
10-K
for additional information.
(3)	Total debt consists of current and long-term portions of long-term debt, finance lease obligations and vehicle financing arrangements. For the year ended December 31, 2016, we adopted ASU
2015-03
which resulted in a retrospective reclassification of $0.5 million of debt issuance costs related to our long-term debt from other non-current
assets to long-term debt as of December 31, 2015.

We completed multiple business combinations in each year presented, with acquired net revenue, net income and total assets varying considerably depending on the number and size of the acquisitions completed in each year. This may affect comparability of results from year to year with the greatest impact being the acquisition of Alpha Insulation and Waterproofing on January 5, 2017, resulting in additional net revenue of $116.1 million in that year. See Note 16, Business Combinations, within Item 8 of this Form
10-K
for additional information.
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
10-K.
OVERVIEW
We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products, including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving, mirrors and other products throughout the United States. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects in all 48 continental states and the District of Columbia from our national network of over 180 branch locations. Substantially all of our net revenue comes from service-based installation of these products in the residential new construction, repair and remodel and commercial construction end markets. We believe our business is well positioned to continue to profitably grow due to our strong balance sheet, liquidity and our continuing acquisition strategy.
A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, consumer confidence, employment rates, housing inventory levels, foreclosure rates, the health of the economy and availability of mortgage financing. The strategic acquisitions of multiple companies over the last several years contributed meaningfully to our 13.1% increase in net revenue during the year ended December 31, 2019 compared to 2018.
We have omitted discussion of 2017 results where it would be redundant to the discussion previously included in Part II, Item 7 of our Annual Report on Form
10-K
for the year ended December 31, 2018.
2019 Highlights
Net revenues increased 13.1%, or $175.2 million, during 2019 compared to 2018, primarily driven by increased selling prices, the continued recovery of housing markets, the contributions of our recent acquisitions and growth across our end markets and products. We experienced strong sales growth year-over-year of approximately 11% in our combined residential new construction and repair and remodel end markets and approximately 25% in our commercial end-market.
Gross margin of 28.8% benefited from selling price increases in 2019 resulting from significant insulation materials price increases in 2018.
In September 2019, we modified our debt structure in order to take advantage of the attractive market conditions. We issued $300.0 million aggregate principal amount at maturity of senior unsecured notes (the “Senior Notes”) with interest payable semi-annually in cash in arrears on February 1 and August 1, commencing on February 1, 2020. The net proceeds from the Senior Notes offering were $295.0 million after debt issuance costs, a portion of which we used to partially repay our outstanding obligations (including accrued and unpaid interest) under our term loan credit agreement (the “Term Loan Agreement”) and pay fees and expenses related to entry into the ABL Credit Agreement as defined below. In September 2019, we also entered into a new asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement provides for an asset-based lending credit facility (the “ABL Revolver”) of up to $200.0 million with a five-year maturity, which replaced our previous revolving credit facility of up to $150.0 million. As of December 31, 2019, we had no amounts outstanding on the ABL Revolver. In December 2019, we amended and restated our Term Loan. The amended Term Loan (i) effects a repricing of the interest rate applicable to the term loans thereunder from LIBOR plus 2.50% to LIBOR plus 2.25% and (ii) replaces Royal Bank of Canada with Bank of America, N.A. as the administrative agent and collateral agent thereunder. See Liquidity and Capital Resources section below for further information about our debt.
We were successful at realizing selling price increases during the year to offset previous cost increases on the material we install. While we continue to proactively work with customers and suppliers to mitigate these cost impacts, we will likely continue to experience inflation on the materials we purchase in 2020.
We believe there are several trends that should drive long-term growth in the housing market, even if there are temporary periods of slowed growth. These long-term trends include an aging housing stock, population growth, household formation growth and the fact that housing starts are currently below long-term historic averages. We expect that our net revenue, gross profit and operating income will benefit from this growth.
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
In February 2018, our board of directors authorized a $50 million stock repurchase program, effective March 2, 2018, and in October 2018, our board of directors approved an additional stock repurchase program, effective November 6, 2018, pursuant to which we may purchase up to an additional $100 million of our outstanding common stock. During the year ended December 31, 2018, we repurchased 2.1 million shares for $89.4 million under our stock repurchase program.
Net revenue, cost of sales and gross profit
The components of gross profit for 2019, 2018 and 2017 were as follows (dollars in thousands):

	2019	Change	2018	Change	2017
Net revenue	$1,511,629	13.1%	$1,336,432	18.0%	$1,132,927
Cost of sales	1,076,809	11.6%	964,841	19.3%	808,901

Gross profit	$434,820	17.0%	$371,591	14.7%	$324,026

Gross profit percentage	28.8%		27.8%		28.6%

Net revenues increased during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by acquisitions, organic growth from our existing branches and increased selling prices. As a percentage of net revenues, gross profit increased during the year ended December 31, 2019 compared to the year ended December 31, 2018 attributable primarily to achieving higher selling prices resulting from the higher material costs we experienced in 2018. Labor utilization improved, in part, as a result of lower installer turnover due to investments in our financial wellness plan, our longevity stock compensation plan for installers and our Installed Building Products Foundation. On a dollar basis, cost of sales included increases from acquired businesses of approximately $43.1 million and depreciation expense increased $5.4 million as a result of increased investment in vehicles and equipment to support our growth, including growth from acquisitions. See Note 16, Business Combinations, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form
10-K
for information on our acquisitions.
The following table shows additional key measures of performance we utilize to evaluate our results:

	Twelve months ended December 31,
	2019	2018	2017
Period-over-period Growth
Sales Growth	13.1%	18.0%	31.3%
Same Branch Sales Growth (1)	8.6%	11.5%	9.8%

Single-Family Sales Growth (2)	10.5%	20.0%	17.6%
Single-Family Same Branch Sales Growth (1)(2)	4.8%	12.1%	7.9%

Residential Sales Growth (3)	10.9%	18.4%	24.6%
Residential Same Branch Sales Growth (1)(3)	5.9%	11.4%	11.3%

Same Branch Sales Growth
Volume Growth (1)(4)	2.6%	6.1%	5.8%
Price/Mix Growth (1)(5)	5.4%	5.4%	4.0%
Large Commercial Sales Growth (1)	14.3%	11.5%	N/A

U.S. Housing Market (6)
Total Completions Growth	6.0%	2.8%	8.8%
Single-Family Completions Growth (2)	7.6%	5.6%	7.7%
(1)	Same-branch basis represents period-over-period growth for branch locations owned greater than 12 months as of each financial statement date.
(2)	Calculated based on period-over-period growth in the single-family subset of the residential new construction end market.
(3)	Calculated based on period-over-period growth in the residential new construction end market.
(4)	Excludes the large commercial end market; calculated as period-over-period change in the number of completed same-branch residential new construction and repair and remodel jobs.
(5)	Excludes the large commercial end market; defined as change in the mix of products sold and related pricing changes and calculated as the change in period-over-period average selling price per same-branch residential new construction and repair and remodel jobs multiplied by total current year jobs. The mix of end customer and product would have an impact on the year-over-year price per job.
(6)	U.S. Census Bureau data, as revised.
We feel the revenue growth measures are important indicators of how our business is performing during the current growth phase of the company; however, we may rely on different metrics in the future as the company matures and enters a new phase. We utilize gross profit percentage to monitor our most significant variable costs and to evaluate labor efficiency and success at passing increasing costs of materials to customers.

Operating Expenses
Operating expenses for 2019, 2018 and 2017 were as follows (dollars in thousands):

	2019	Change	2018	Change	2017
Selling	$75,016	11.8%	$67,105	14.8%	$58,450
Percentage of total net revenue	5.0%		5.0%		5.2%
Administrative	$214,134	15.2%	$185,850	13.0%	$164,453
Percentage of total net revenue	14.2%		13.9%		14.5%
Amortization	$24,510	-3.6%	$25,419	-5.4%	$26,857
Percentage of total net revenue	1.6%		1.9%		2.4%
Selling
The dollar increase in selling expenses in 2019 was primarily driven by a year-over-year increase in selling wages, benefits and commissions of $6.0 million, or 10.0%, which supported our increased net revenue of 13.1%. Selling expense remained flat as a percentage of sales primarily due to maintaining our selling leverage as we increased sales.
Administrative
The increase in administrative expenses in 2019 was primarily due to an increase in wages and benefits in the amount of $16.1 million, which was attributable to both acquisitions and organic growth as well as company performance. During 2019, we saw our costs related to liability insurance increase $5.2 million and our costs related to facilities increase $4.0 million due to overall growth in our business.
Amortization
Our intangible assets include
non-competes,
customer listings, trade names and backlog. Amortization of intangibles attributable to acquisitions decreased by $0.9 million in 2019 due to no longer amortizing the backlog intangible asset associated with our acquisition of Alpha during the year ended December 31, 2019 compared to expense of $13.9 million during the year ended December 31, 2018. This decrease was offset by additional amortization expense resulting from new intangible assets from 2019 acquisitions.
Other Expense
Other expense, net for 2019, 2018 and 2017 was as follows (dollars in thousands):

	2019	Change	2018	Change	2017
Interest expense, net	$28,104	37.1%	$20,496	17.9%	$17,381
Other	451	-15.7%	535	-49.8%	1,065

Total other expense	$28,555	35.8%	$21,031	14.0%	$18,446

The year-over-year increase in other expense, net during 2019 and 2018 was primarily a result of increased debt levels associated with our debt-related financing transactions to support acquisition-related growth. See Note 7 to our audited consolidated financial statements included in this Form
10-K
for further information regarding debt balances, our Senior Notes offering and Term Loan modification/extinguishment.

Income Tax Provision
Income tax provision and effective tax rates for 2019, 2018 and 2017 were as follows (dollars in thousands):

	2019	2018	2017
Income tax provision	$24,446	$17,438	$14,680
Effective tax rate	26.4%	24.2%	26.3%
During the year ended December 31, 2019, our tax rate was unfavorably impacted by the tax effect of losses incurred by separate companies to which no benefit can be recognized due to a full valuation allowance against the losses and various permanent items.
During the year ended December 31, 2018, our tax rate was favorably impacted by excess tax benefits from share-based compensation arrangements and by the usage of net operating losses for a tax filing entity which previously had a full valuation allowance. This favorability was offset by the tax effect of losses incurred by separate companies to which no benefit can be recognized due to a full valuation allowance against the losses.
Other comprehensive (loss) income, net of tax
Other comprehensive (loss) income, net of tax was as follows (in thousands):

	2019	2018	2017
Unrealized (loss) gain on cash flow hedge, net of taxes	$(6,712)	$(1,050)	$507
During the years ended December 31, 2019 and 2018, our cash flow hedge position decreased primarily due to unexpected declines in interest rates.
KEY FACTORS AFFECTING OUR OPERATING RESULTS
Trends in the Construction Industry
Our operating results may vary based on the amount and type of products we install and the mix of our end markets among new single-family, multi-family and commercial builders and owners of existing homes. We expect to benefit from the continued growth in single-family new residential construction as housing returns to historic stabilized levels. We maintain a mix of business among all types of homebuilders ranging from small custom builders to large regional and national homebuilders as well as a wide range of commercial builders. Net revenue derived from our ten largest homebuilder customers in the United States was approximately 15% for the year ended December 31, 2019. The residential new construction and repair and remodel markets represented approximately 82% and 84% of our total net revenue for the years ended December 31, 2019 and 2018, respectively, with the remaining portion attributable to the commercial construction end market.
Cost of Materials
We purchase the materials that we install primarily from manufacturers. The industry supply of materials we install has experienced disruptions in the past but stabilized in 2019. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations in 2020, to the extent that price increases cannot be passed on to our customers. We began to see improvement in our selling prices in the second quarter of 2019, and this continued throughout 2019 as evidenced by our 1.0% improvement in gross profit as a percentage of sales during the year ended December 31, 2019 compared to the year ended December 31, 2018. We will continue to work with our customers to adjust selling prices to offset higher costs as they occur.

Cost of Labor
Our business is labor intensive. As of December 31, 2019, we had approximately 8,500 employees, most of whom work as installers on local construction sites. We expect to spend more to hire, train and retain installers to support our growing business in 2020, as tight labor availability continues within the construction industry. We offer a comprehensive benefits package, which many of our local competitors are not able to provide, which will increase costs as we hire additional personnel. Our workers’ compensation costs also continue to increase as we increase our coverage for additional personnel.
While the availability of labor in many markets continued to tighten as the demand for employees, particularly installers, increases, we experienced improved employee retention, turnover and labor efficiency rates in the year ended December 31, 2019. We believe this is partially a result of various programs meant to benefit our employees, including our financial wellness plan, longevity stock compensation plan for employees and our new Installed Building Products Foundation meant to benefit our employees, their families and their communities. While improved retention drives lower costs to recruit and train new employees, resulting in greater installer productivity, these improvements are somewhat offset by the additional costs of these incentives. In 2019, we donated $1.4 million to the Foundation.
Other Factors
We expect our selling and administrative expenses to continue to increase as our business grows, which could impact our future operating profitability.
INFLATION
Our performance is dependent to a significant extent upon the levels of U.S. residential new construction spending, which is affected by factors such as interest rates, inflation, consumer confidence and unemployment. We do not believe that inflation has had a material impact on our business, financial condition or results of operations in 2019.
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
Liquidity and Capital Resources
Our capital resources primarily consist of cash from operations and borrowings under our various debt agreements and capital equipment leases and loans. Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and to meet required principal and interest payments. We may also use our resources to fund our optional stock repurchase program. Our investments consist of highly liquid instruments primarily including corporate bonds and commercial paper. As of December 31, 2019, we had no outstanding borrowings under our asset-based lending credit facility (as defined below).
We believe that our cash flows from operations, combined with our current cash levels, highly liquid investments and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months as evidenced by our net positive cash flows from operations for the years ended December 31, 2019, 2018 and 2017.

LIBOR is used as a reference rate for our Term Loan and our interest rate swap agreements we use to hedge our interest rate exposure. In 2017, the Financial Conduct Authority (“FCA”), the authority that regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. Our Term Loan Agreement, as hereinafter defined, was amended on November 30, 2017 to include a mechanism to establish an alternative Eurodollar rate if certain circumstances arise such that LIBOR may no longer be used. Additionally, our ABL Credit Agreement includes a provision related to the potential discontinuance of LIBOR to be replaced with one or more Secured Overnight Financing Rate (SOFR) values or another alternate benchmark rate. However, if LIBOR ceases to exist after 2021, the interest rates under the alternative rate could be higher than LIBOR. In addition, the value of derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. We continue to review the impact the LIBOR phase-out
will have on the Company.
The following table summarizes our liquidity as of December 31 (in thousands):

	2019	2018
Cash and cash equivalents	$177,889	$90,442
Short-term investments	37,961	10,060
ABL Revolver	200,000	150,000
Less: outstanding letters of credit and cash collateral	(38,672)	(28,887)

Total liquidity (1)	$377,178	$221,615

(1)	Total liquidity reflects full borrowing base capacity under our asset-based lending credit facility (as defined below) and may be limited by certain cash collateral limitations depending upon the status of our borrowing base availability. These potential deductions would lower our available cash and cash equivalents balance shown in the table above. As of December 31, 2019, total liquidity would be reduced by $31.9 million due to these cash collateral limitations. In addition, total liquidity is further reduced by $10.0 million within cash and cash equivalents above which was deposited into a trust to serve as additional collateral for our workers’ compensation and general liability policies. This amount can be converted to a letter of credit at our discretion and would reduce the availability on our asset-based lending credit facility (as defined below) included in the table above.
5.75% Senior Notes due 2028
In September 2019, we issued $300.0 million in aggregate principal amount of 5.75% senior unsecured notes (the “Senior Notes”). The Senior Notes will mature on February 1, 2028 and interest will be payable semi-annually in cash in arrears on February 1 and August 1, commencing on February 1, 2020. The net proceeds from the Senior Notes offering were $295.0 million after debt issuance costs. We used some of the net proceeds to repay a portion of our outstanding obligations (including accrued and unpaid interest) under our term loan credit agreement (as defined below) and to pay fees and expenses related to the entry into a new revolving credit facility described below.
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

Credit Facilities
In December 2019, we amended and restated our $400 million, seven-year term loan facility due April 2025 (the “Term Loan”) under our credit agreement (the “Term Loan Agreement”), dated as of April 13, 2017 (as previously amended by the First Amendment thereto dated November 30, 2017 and by the Second Amendment thereto dated June 19, 2018). The amended Term Loan (i) effects a repricing of the interest rate applicable to the term loans thereunder from LIBOR plus 2.50% to LIBOR plus 2.25% and (ii) replaces Royal Bank of Canada with Bank of America, N.A. as the administrative agent and collateral agent thereunder. As of December 31, 2019, we had $198.3 million, net of unamortized debt issuance costs, due on our Term Loan. The amended Term Loan also has a margin of 1.50% in the case of base rate loans.
In September 2019, we entered into a new asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement provides for an asset-based lending credit facility (the “ABL Revolver”) of up to $200.0 million with a five-year maturity, which replaced the Company’s previous revolving credit facility. Borrowing availability under the ABL Revolver is based on a percentage of the value of certain assets securing the Company’s obligations and those of the subsidiary guarantors thereunder. In connection with the Amended and Restated Term Loan, we entered into a Second Amendment (the “Second Amendment”) to the ABL/Term Loan Intercreditor Agreement with Bank of America, N.A., as ABL Agent for the lenders under the ABL Credit Agreement, and Bank of America, N.A., as Term Loan Agent for the lenders under the Term Loan. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of December 31, 2019 was $161.3 million.
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
All of the obligations under the Term Loan and ABL Revolver are guaranteed by all of the Company’s existing restricted subsidiaries and will be guaranteed by the Company’s future restricted subsidiaries. Additionally, all obligations under the Term Loan and ABL Revolver, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and the guarantors, subject to certain exceptions and permitted liens, including a first-priority security interest in such assets that constitute ABL Priority Collateral, as defined in the ABL Credit Agreement, and a second-priority security interest in such assets that constitute Term Loan Priority Collateral, as defined in the Term Loan Agreement.
At December 31, 2019, we were in compliance with all applicable covenants under the Term Loan Agreement, ABL Credit Agreement and the Senior Notes.
Derivative Instruments
As of December 31, 2019, we had two interest rate swaps, each with an associated floor, with a total beginning notional of $200.0 million, one that amortizes quarterly to $95.3 million at a maturity date of May 31, 2022 and one that amortizes quarterly to $93.3 million at a maturity date of April 15, 2025. These two swaps combined serve to hedge $196.5 million of the variable cash flows on our Term Loan as of December 31, 2019. We also had a forward interest rate swap with an associated floor beginning May 31, 2022 with a beginning notional of $100.0 million that amortizes quarterly to $97.0 million at a maturity date of April 15, 2025. These three swaps serve to hedge substantially all of the variable cash flows on our Term Loan until maturity.

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
Total gross assets and respective outstanding loan balances relating to our master loan and equipment agreements were $130.2 million and $72.7 million as of December 31, 2019, respectively, and $98.7 million and $60.4 million as of December 31, 2018, respectively. See Note 7 to our audited consolidated financial statements included in this Form
10-K
for more information regarding our Master Loan and Security Agreement, Master Equipment Lease Agreement and Master Loan Agreements.
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

As of December 31, 2019
Performance bonds	$59,816
Insurance letters of credit and cash collateral	49,712
Permit and license bonds	7,156

Total bonds and letters of credit	$116,684

In January 2018, we posted $10.0 million into a trust to serve as additional collateral for our workers’ compensation and general liability policies. This $10.0 million can be converted to a letter of credit at our discretion and is therefore not considered to be restricted cash.
Historical cash flow information
Working Capital
We carefully manage our working capital and operating expenses. As of December 31, 2019, and 2018, our working capital, including cash, was $367.8 million, or 24.3% of net revenue, and $229.9 million, or 17.2% of net revenue, respectively. The increase in working capital year-over-year in 2019 was driven primarily by a $115.3 million increase in cash and cash equivalents and investments resulting from issuance of our Senior Notes and positive operating cash flows, and an increase in accounts receivable and inventories resulting from, and supporting, our increased net revenue. These increases were offset by a partial payment of our Term Loan and an increase in accounts payable. We continue to look for opportunities to reduce our working capital as a percentage of net revenue.
Cash Flows from Operating Activities
Net cash provided by operating activities was $123.1 million and $96.6 million for the years ended December 31, 2019 and 2018, respectively. Generally, the primary drivers of our cash flow from operations are operating income, adjusted for certain non-cash
items, offset by cash payments for taxes and interest on our outstanding debt. Our cash flows from operations can be impacted by the timing of our cash collections on sales and collection of retainage amounts. In addition, cash flows are generally stronger in the third quarter as a result of increased construction activity.
Cash Flows from Investing Activities
Business Combinations
.
In 2019 and 2018, we made cash payments, net of cash acquired, of $51.7 million and $57.7 million, respectively, on business combinations. See Note 16, Business Combinations, to our audited consolidated financial statements included in this Form
10-K
for more information regarding our business acquisitions in 2019, 2018 and 2017.
Capital Expenditures
.
Total cash paid for property and equipment was $50.2 million and $35.2 million for the years ended December 31, 2019 and 2018, respectively, and primarily related to purchases of vehicles and various equipment to support our growing operations and increased net revenue. We expect to continue to support any increases in 2020 net revenue through further capital expenditures. A majority of these capital expenditures were subsequently reimbursed via various vehicle and equipment notes payable, with related cash inflows shown in cash flows from financing activities.
Other.
In 2019 and 2018, we invested $52.8 million and $22.8 million, respectively, in short-term investments consisting primarily of corporate bonds and commercial paper and had $25.1 million and $42.8 million in short-term investments mature in 2019 and 2018, respectively.
Cash Flows from Financing Activities
We utilize our credit facilities and Senior Notes to support our operations and continuing acquisitions. To support those initiatives, we received $300.0 million in proceeds from issuance of our Senior Notes, paid off $195.8 million of our Term Loan balance and paid $6.7 million in debt issuance costs during the year ended December 31, 2019, resulting in a net cash inflow of $97.5 million. We received $100.0 million in cash, reduced by $2.0 million in debt issuance costs, by amending our Term Loan during the year ended December 31, 2018. During the years ended December 31, 2019 and 2018, we also received proceeds of $33.1 million and $25.4 million, respectively, from our fixed asset loans which serve to offset a significant portion of the capital expenditures included in cash outflows from investing activities as described above. We made payments on these fixed asset loans and various other notes payable of $21.3 million and $14.1 million during the years ended December 31, 2019 and 2018, respectively. In addition, we made $4.2 million and $5.6 million in principal payments on our finance leases during the years ended December 31, 2019 and 2018, respectively. Lastly, we repurchased approximately 2.1 million shares of our common stock for $89.4 million during the year ended December 31, 2018 as part of our stock repurchase plan. We did not repurchase any shares under our stock repurchase plan during the year ended December 31, 2019. See Note 11, Stockholders’ Equity, for more information surrounding our stock repurchase plan.
Capped Call Agreement
Certain of our stockholders entered into a capped call agreement with the underwriters of the secondary offering of our common stock completed on June 17, 2014. This agreement provided these stockholders with an option to call from the underwriters a total of approximately 1.0 million shares of our common stock at a capped price, with settlement required to be made in cash. During 2016, these stockholders exercised the call option with respect to approximately 0.7 million of the shares. In addition, in the fourth quarter of 2016, these stockholders simultaneously cancelled the remaining portion of the call option and purchased a new call option from the underwriters. This new capped call agreement provided these stockholders with the option to call from the underwriters a total of approximately 0.4 million shares of our common stock at a capped price. The option was exercised on April 16, 2018 and was settled in cash. The capped call agreement was between these stockholders and the underwriters and does not represent compensation to the stockholders for services rendered to us. The price paid for the option represents the fair value of that transaction and we are not a party to the agreement. Accordingly, we have not recorded any expense related to this transaction. There were no capped call agreements as of December 31, 2019 or 2018.
Contractual Obligations
In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2019. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. In addition, certain other long-term liabilities included on the Consolidated Balance Sheets as well as our unrecognized tax benefits under Accounting Standards Codification (“ASC”) 740, “Income Taxes,” have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.

	Payments due by period
(in thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt obligations (1)	$764,694	$52,368	$46,588	$42,025	$36,142	$30,014	$557,557
Finance lease obligations (2)	7,023	3,081	1,973	1,037	673	259	—
Operating lease obligations (3)	50,407	17,047	12,247	7,438	4,207	2,643	6,825
Purchase obligations (4)	35,132	21,132	14,000	—	—	—	—
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
10-K.

(2)	We maintain certain production vehicles under a finance lease structure. The leases expire on various dates through December 2024. Finance lease obligations, as disclosed above, include estimated interest expense payments. In determining expected interest expense payments, we utilize the rates embedded in the lease documentation.
(3)	We lease certain locations, vehicles and equipment under operating lease agreements, including, but not limited to, corporate offices, branch locations and various office and operating equipment. In some instances, these lease agreements exist with related parties. For additional information, see Note 14, Related Party Transactions, to our audited consolidated financial statements included in this Form
10-K.

(4)	As of December 31, 2019, we had a product supply agreement extending through December 31, 2021. For additional information, see Note 15, Commitments and Contingencies, to our audited consolidated financial statements included in this Form
10-K.

Off-Balance
Sheet Arrangements
As of December 31, 2019 and 2018, other than letters of credit issued under our ABL Revolver and performance and license bonds, we had no material off-balance
sheet arrangements with unconsolidated entities. Upon adoption of ASU
2016-02
on January 1, 2019, long-term operating leases were recorded on the balance sheet as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use
asset. Therefore, as of December 31, 2018, our operating leases were accounted for under Topic 840 and considered material off-balance
sheet arrangements. See Note 2, Significant Accounting Policies, to our audited consolidated financial statements included in this Form
10-K
for further information.

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
For contracts that are not complete at the reporting date, we recognize revenue over time utilizing a cost-to-cost input method as we believe this represents the best measure of when goods and services are transferred to the customer. When this method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. Under the cost-to-cost
method, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue, requires significant judgment and can change throughout the duration of a contract due to contract modifications and other factors impacting job completion. The costs of earned revenue include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
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
Retainage receivables represent the amount retained by our customers to ensure the quality of the installation and is received after satisfactory completion of each installation project. Management regularly reviews aging of retainage receivables and changes in payment trends and records an allowance when collection of amounts due are considered at risk. Amounts retained by project owners under construction contracts and included in accounts receivable were $33.4 million and $28.0 million as of December 31, 2019 and 2018, respectively.
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
Leases
On January 1, 2019, we adopted ASC 842, “Leases” which, among other changes, requires us to record liabilities classified as operating leases on our Condensed Consolidated Balance Sheets along with a corresponding right-of-use
asset. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. See Note 8, “Leases,” to our audited consolidated financial statements included in this Form
10-K
for additional information.
Derivatives and Hedging Activities
We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting. See Note 10, Derivatives and Hedging, to our audited consolidated financial statements included in this Form
10-K
for additional information on our accounting policy for derivative instruments and hedging activities.
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
Deferred tax assets and liabilities are measured using the enacted tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes from a change in tax rate is recognized through operations in the period that includes the enactment date of the change. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. The Tax Act that was enacted on December 22, 2017 reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. During the year end December 31, 2018, the Company recognized a $0.8 million benefit due to timing provision to return adjustments which impacted deferred balances at the 35% rate that were then revalued at the lower corporate rate. See Note 13, Income Taxes, for additional information.
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
Estimated Fair Value of Financial Instruments
Accounts receivable, accounts payable and accrued liabilities as of December 31, 2019 and 2018 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of our long-term debt, including the Term Loan and our ABL Revolver as of December 31, 2019 and 2018, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of December 31, 2019 and 2018. Our Senior Notes are not recorded at fair value in the Consolidated Balance Sheets. See Note 9, Fair Value Measurements, for estimated fair value of the Senior Notes, assessed by utilizing third-party quotes derived from market pricing. All debt classifications represent Level 2 fair value measurements.

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

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of December 31, 2019, we had $198.3 million outstanding on the Term Loan, net of unamortized debt issuance costs, no outstanding borrowings on the ABL Revolver and $0.1 million outstanding under various finance leases subject to variable interest rates. Our two interest rate swaps, each with an associated floor, combine to reduce exposure to market risks on our Term Loan by $196.0 million as of December 31, 2019. As a result, total variable rate debt of $4.1 million was exposed to market risks as of December 31, 2019. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $41 thousand. Our Senior Notes accrued interest at a fixed rate of 5.75%.
For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We have not entered into and currently do not hold derivatives for trading or speculative purposes.
LIBOR is used as a reference rate for our Term Loan and our interest rate swap agreements we use to hedge our interest rate exposure. In 2017, the FCA announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. Our Term Loan Agreement was amended on November 30, 2017 to include a mechanism to establish an alternative Eurodollar rate if certain circumstances arise such that LIBOR may no longer be used. Additionally, our ABL Credit Agreement includes a provision related to the potential discontinuance of LIBOR to be replaced with one or more Secured Overnight Financing Rate (SOFR) values or another alternate benchmark rate. However, if LIBOR ceases to exist after 2021, the interest rates under the alternative rate could be higher than LIBOR. In addition, the value of derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. We continue to review the impact the LIBOR phase-out
will have on the Company.
Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Installed Building Products, Inc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Installed Building Products, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control — Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 8 to the financial statements, effective January 1, 2019, the Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2016-02,
Leases (Topic 842)
, using the modified retrospective approach.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue on certain contracts recognized over time – Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue from the majority of its installation contracts when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For contracts that are not complete at the reporting date (“uncompleted contracts”), the Company recognizes revenue over time utilizing a cost-to-cost input method, as the Company believes this represents the best measure of when goods and services are transferred to the customer. When this method is used, the Company estimates the cost to complete individual contracts and records as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. Under the cost-to-cost method, the estimated costs to complete each contract requires judgment and can change throughout the duration of a contract due to contract modifications and other factors impacting job completion. The costs related to earned revenue include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs.
The Company’s estimation process for determining revenues for uncompleted contracts accounted for under the cost-to-cost approach is based upon historical experience, the professional judgment and knowledge of the Company’s project management, operational and financial professionals, and an assessment of the key underlying factors, such as the value of executed contracts, change orders, and related contract costs, that may impact the revenues and costs of uncompleted contracts.
Given the judgments necessary to estimate the relationship between executed contract value and contract costs, auditing the amount of revenue recognized for uncompleted contracts involves a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to estimated revenue recognized on uncompleted contracts included the following, among others:
•	We tested the effectiveness of the Company’s controls over the determination of uncompleted contract revenue, including those over estimated total costs and revenues recognized through performance obligations.

•	We inquired of project managers, observed selected projects, and evaluated the reasonableness of management’s ability to accurately estimate costs by comparing incurred contract costs on uncompleted contracts to management’s projections.

•	We compared accounting records to executed contracts and change orders to verify accuracy of contract values in the Company’s estimates.

•	We considered the impact of change orders and other related contract costs that may impact the determination of revenue and estimated costs to completion.

•	We tested the mathematical accuracy of the Company’s calculation of revenue recognized over time.

•	We selected a sample of contract costs incurred as of December 31, 2019, agreed the costs to supplier invoices or other supporting documents, and evaluated whether the costs were properly allocated to the contracts included in management’s calculation of revenue recognized over time.

•	We developed an expectation of revenue for uncompleted contracts with remaining performance obligations as of December 31, 2019 based on (1) consideration of incurred contract costs and (2) results realized by the Company on completed contracts. We compared this expectation to the Company’s revenue recognized on uncompleted contracts at December 31, 2019.

/s/ Deloitte & Touche LLP
Columbus, Ohio
February 27, 2020
We have served as the Company’s auditor since 2013.

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$177,889	$90,442
Investments	37,961	10,060
Accounts receivable (less allowance for doubtful accounts of $ 6,878 and $5,085 at December 31, 2019 and 2018, respectively)	244,519	214,121
Inventories	74,606	61,162
Other current assets	46,974	35,760

Total current assets	581,949	411,545
Property and equipment, net	106,410	90,117
Operating lease right-of-use assets	45,691	—
Goodwill	195,652	173,049
Intangibles, net	153,562	149,790
Other non-current assets	16,215	10,157

Total assets	$1,099,479	$834,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$24,164	$22,642
Current maturities of operating lease obligations	15,459	—
Current maturities of finance lease obligations	2,747	4,806
Accounts payable	98,871	96,949
Accrued compensation	33,636	27,923
Other current liabilities	39,272	29,366

Total current liabilities	214,149	181,686
Long-term debt	545,031	432,182
Operating lease obligations	29,785	—
Finance lease obligations	3,597	3,824
Deferred income taxes	9,175	6,695
Other long-term liabilities	47,711	27,773

Total liabilities	849,448	652,160
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 32,871,504 and 32,723,972 issued and 30,016,340 and 29,915,611 shares outstanding at December 31, 2019 and 2018, respectively	329	327
Additional paid in capital	190,230	181,815
Retained earnings	173,371	105,212
Treasury stock; at cost: 2,855,164 and 2,808,361 shares at December 31, 2019 and 2018, respectively	(106,756)	(104,425)
Accumulated other comprehensive loss	(7,143)	(431)

Total stockholders’ equity	250,031	182,498

Total liabilities and stockholders’ equity	$1,099,479	$834,658

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	Years ended December 31,
	2019	2018	2017
Net revenue	$1,511,629	$1,336,432	$1,132,927
Cost of sales	1,076,809	964,841	808,901

Gross profit	434,820	371,591	324,026
Operating expenses
Selling	75,016	67,105	58,450
Administrative	214,134	185,850	164,453
Amortization	24,510	25,419	26,857

Operating income	121,160	93,217	74,266
Other expense
Interest expense, net	28,104	20,496	17,381
Other	451	535	1,065

Income before income taxes	92,605	72,186	55,820
Income tax provision	24,446	17,438	14,680

Net income	$68,159	$54,748	$41,140

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on cash flow hedge, net of tax benefit (provision) of $ 2,225 , $284 and ($206) for the twelve months ended December 31, 2019, 2018 and 2017, respectively	(6,712)	(1,050)	507

Comprehensive income	$61,447	$53,698	$41,647

Basic net income per share	$2.29	$1.76	$1.30

Diluted net income per share	$2.28	$1.75	$1.30

Weighted average shares outstanding:
Basic	29,752,644	31,107,231	31,639,283
Diluted	29,873,106	31,229,558	31,756,363

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid In	Retained	Treasury Stock		Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
BALANCE—January 1, 2017	32,135,176	$321	$158,581	$7,294	(650,402)	$(12,219)	$—	$153,977
Net income				41,140				41,140
Purchase of remaining interest in subsidiary			(1,888)					(1,888)
Issuance of common stock for acquisition	282,577	3	10,856					10,859
Issuance of common stock awards to employees	101,241	1	(1)					—
Surrender of common stock awards by employees					(12,386)	(562)		(562)
Share-based compensation expense			6,195					6,195
Share-based compensation issued to directors	5,940		300					300
Other comprehensive income, net of tax							507	507

BALANCE—January 1, 2018	32,524,934	$325	$174,043	$48,434	(662,788)	$(12,781)	$507	$210,528

Net income				54,748				54,748
Cumulative effect of accounting changes, net of tax				2,030			112	2,142
Issuance of common stock awards to employees	194,093	2	(2)					—
Surrender of common stock awards by employees					(43,871)	(2,282)		(2,282)
Share-based compensation expense			7,598					7,598
Share-based compensation issued to directors	4,945		176					176
Common stock repurchase					(2,101,702)	(89,362)		(89,362)
Other comprehensive loss, net of tax							(1,050)	(1,050)

BALANCE—January 1, 2019	32,723,972	$327	$181,815	$105,212	(2,808,361)	$(104,425)	$(431)	$182,498

Net income				68,159				68,159
Issuance of common stock awards to employees	139,862	2	(2)					—
Surrender of common stock awards by employees					(46,803)	(2,331)		(2,331)
Share-based compensation expense			8,057					8,057
Share-based compensation issued to directors	7,670		360					360
Other comprehensive loss, net of tax							(6,712)	(6,712)

BALANCE—December 31, 2019	32,871,504	$329	$190,230	$173,371	(2,855,164)	$(106,756)	$(7,143)	$250,031

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$68,159	$54,748	$41,140
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	38,862	33,306	28,285
Amortization of operating lease right-of-use assets	15,691	—	—
Amortization of intangibles	24,510	25,419	26,857
Amortization of deferred financing costs and debt discount	1,184	1,164	1,093
Provision for doubtful accounts	4,312	2,630	2,834
Write-off of debt issuance costs	3,725	1,164	2,113
Gain on sale of property and equipment	(140)	(1,098)	(492)
Noncash stock compensation	8,727	7,839	6,592
Deferred income taxes	5,341	470	(6,160)
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(29,582)	(30,166)	(19,955)
Inventories	(10,597)	(15,717)	(3,667)
Other assets	(16,959)	(4,552)	(4,602)
Accounts payable	947	8,146	6,303
Income taxes receivable/payable	(3,944)	10,273	(18,605)
Other liabilities	12,831	3,007	7,036

Net cash provided by operating activities	123,067	96,633	68,772

Cash flows from investing activities
Purchases of investments	(52,795)	(22,818)	(30,194)
Maturities of short term investments	25,061	42,782	—
Purchases of property and equipment	(50,167)	(35,232)	(31,668)
Acquisitions of businesses, net of cash acquired of $334, $0 and $247 in 2019, 2018 and 2017, respectively	(51,706)	(57,740)	(137,120)
Proceeds from sale of property and equipment	761	1,958	959
Other	(2,887)	(3,019)	(2,420)

Net cash used in investing activities	(131,733)	(74,069)	(200,443)

Cash flows from financing activities
Proceeds from senior notes (Note 7)	300,000	—	—
Proceeds from term loan (Note 7)	—	100,000	300,000
Payments on term loan (Note 7)	(195,750)	(2,750)	(97,750)
Proceeds from delayed draw term loan	—	—	112,500
Payments on delayed draw term loan	—	—	(125,000)
Proceeds from vehicle and equipment notes payable	33,090	25,443	22,460
Debt issuance costs	(6,691)	(1,992)	(8,281)
Principal payments on long-term debt	(21,316)	(14,130)	(10,002)
Principal payments on finance lease obligations	(4,157)	(5,604)	(7,314)
Acquisition-related obligations	(6,732)	(3,954)	(4,464)
Repurchase of common stock	—	(89,363)	—
Surrender of common stock awards by employees	(2,331)	(2,282)	(562)
Purchase of remaining interest in subsidiary	—	—	(1,888)

Net cash provided by financing activities	96,113	5,368	179,699

Net change in cash and cash equivalents	87,447	27,932	48,028
Cash and cash equivalents at beginning of period	90,442	62,510	14,482

Cash and cash equivalents at end of period	$177,889	$90,442	$62,510

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$20,943	$20,075	$13,758
Income taxes, net of refunds	22,633	4,950	38,887
Supplemental disclosure of noncash activities
Common stock issued for acquisition of business	—	—	10,859
Right-of-use assets obtained in exchange for operating lease obligations	18,907	—	—
Termination of operating lease obligations and right-of-use assets	(2,946)	—	—
Property and equipment obtained in exchange for finance lease obligations	2,809	2,208	4,440
Seller obligations in connection with acquisition of businesses	7,543	7,540	5,128
Unpaid purchases of property and equipment included in accounts payable	1,903	1,773	2,003
See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS
,
INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATON
Installed Building Products (“IBP”), a Delaware corporation formed on October 28, 2011,
and
its wholly-owned subsidiaries (collectively referred to as the “Company,” and “we,” “us” and “our”) primarily install insulation, waterproofing, fire-stopping, fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving and mirrors and other products for residential and commercial builders located in the continental United States. The Company operates in over 180 locations and its corporate office is located in Columbus, Ohio.
We have one
operating segment and a single reportable segment. Substantially all of our sales are derived from the service-based installation of various products in the residential new construction, repair and remodel and commercial construction end markets from our national network of branch locations.
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
Use of Estimates
Preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates
, judgements and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes.
Management believes the accounting estimates are appropriate and reasonably determined; however, due to the inherent uncertainties in making these estimates, actual amounts could differ from such estimates.
Cash and Cash Equivalents
We consider all highly-liquid investments purchased with original term to maturity of three months or less to be cash equivalents. We had $99.2 million and $69.8 million of cash equivalents as of December 31, 2019 and 2018, respectively. Substantially all cash is held in banks providing FDIC coverage of $0.25 million per depositor.
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
Derivative Instruments and Hedging Activities
We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria

5
4

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting. See Note 10, Derivatives and Hedging, for additional information on our accounting policy for derivative instruments and hedging activities.
Investment Policy
Marketable securities
with
original maturities longer than three months but less than one year from the settlement date are classified as investments within current assets. These investments consist of highly liquid investment grade instruments primarily including corporate bonds and commercial paper. Investments for which we have the ability and positive intent to hold to maturity are carried at amortized cost. The difference between the acquisition costs and face values of held-to-maturity
investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of December 31, 2019, all of our investments were classified as held-to-maturity.
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
Retainage receivables represent the amount retained by our customers to ensure the quality of the installation and is received after satisfactory completion of each installation project. Management regularly reviews aging of retainage receivables and changes in payment trends and records an allowance when collection of amounts due are considered at risk. Amounts retained by project owners under construction contracts and included in accounts receivable were $33.4 million and $28.0 million as of December 31, 2019 and 2018, respectively.
In addition, as
of December 31, 2019, $0.5 million of retainage receivables are recorded in other long-term assets.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The allowance is determined by management based on our historical losses, specific

5
5

INSTALLED BUILDING PRODUCTS
,
INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

January 1, 2017	$3,397
Charged to costs and expenses	2,834
Charged to other accounts (1)	699
Deductions (2)	(2,125)

December 31, 2017	$4,805

Charged to costs and expenses	2,630
Charged to other accounts (1)	675
Deductions (2)	(3,025)

December 31, 2018	$5,085

Charged to costs and expenses	4,312
Charged to other accounts (1)	1,269
Deductions (2)	(3,788)

December 31, 2019	$6,878

(1)	Recovery of receivables previously written off as bad debt and other.
(2)	Write-off of uncollectible accounts receivable.
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
3
% of accounts receivable or
4
% of net revenue for the years ended December 31, 2019, 2018 and 2017.
Inventories
Inventories consist of insulation, waterproofing materials, garage doors, rain gutters, window blinds, shower doors, mirrors, closet shelving and other products. We value inventory at each balance sheet date to ensure that it is carried at the lower of cost or net realizable value with cost determined using the first-in,
first-out
(“FIFO”) method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. As of December 31, 2019 and 2018, substantially all inventory was finished goods. Inventory provisions are recorded to reduce inventory to the lower of cost or net realizable value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage, and specific identification of items such as product discontinuance, engineering/material changes, or regulatory-related changes.

5
6

INSTALLED BUILDING PRODUCTS
,
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
We review long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair net realizable value less cost to sell at the date management commits to a plan of disposal. There was no impairment loss for the years ended December 31, 2019, 2018 and 2017.
Other Liabilities
Our workers’ compensation insurance program, for a significant portion of our business, is considered a high deductible program whereby we are responsible for the cost of claims under approximately $0.8 million. Our

5
7

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
general liability insurance program is considered a high retention program whereby we are responsible for the cost of claims up to approximately $2.0 million, subject to an aggregate cap of $8.0 million. Our vehicle liability insurance program is considered a high deductible program whereby we are responsible for the cost of claims under approximately $1.0 million. In each case, if we do not pay these claims, our insurance carriers are required to make these payments to the claimants on our behalf. The liabilities represent our best estimate of our costs, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through December 31, 2019 and 2018. We establish case reserves for reported claims using case-basis evaluation of the underlying claims data and we update as information becomes known. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.
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
Advertising Costs
Advertising costs are generally expensed as incurred. Advertising expense was approximately $3.9 million, $3.8 million and $3.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in selling expense on the Consolidated Statements of Operations and Comprehensive Income.
Deferred Financing Costs
Deferred financing costs and debt issuance costs combined, totaling $8.2 million and $6.4 million, net of accumulated amortization as of December 31, 2019 and 2018, respectively, are amortized over the term of the related debt on a straight-line basis which approximates the effective interest method. The deferred financing costs are included in other non-current
assets while the debt issuance costs are included in long-term debt on the Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively. The related amortization expense of these costs combined was $1.2 million, $1.2 million and $1.1 million and is included in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, respectively.
We wrote off $3.3 million in previously capitalized loan costs during the year ended December 31, 2019. In addition, we expensed loan costs of approximately $0.4 million, $1.1 million and $1.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, associated with our credit facilities because they did not meet the requirements for capitalization. These amounts are included in interest expense, net on the Condensed

5
8

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations and Comprehensive Income. We also had $6.7 million in new costs associated with the debt-related financing transactions incurred during the year ended December 31, 2019. The deferred financing costs are included in other non-current
assets while the debt issuance costs are included in long-term debt on the Condensed Consolidated Balance Sheets. These costs are amortized over the term of the related debt on a straight-line basis which approximates the effective interest method.
For additional information on our debt instruments, see Note 7, Long-Term Debt.
Leases
On January 1, 2019, we adopted the new accounting standard ASU
2016-02,
“Leases,” which requires substantially all leases, with the exception of leases with a term of one year or less, to be recorded on the balance sheet as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use
asset. This ASU also requires disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows. See Note 8, Leases, for further information regarding our lease accounting policies.
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

5
9

INSTALLED BUILDING PRODUCTS
,
INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Deferred tax assets and liabilities are measured using the enacted tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes from a change in tax rate is recognized through operations in the period that includes the enactment date of the change. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. During the year end December 31, 2017, the Company recognized a $3.8 million tax benefit as a result of revaluing the ending net deferred tax liabilities from 35% to the newly enacted U.S. corporate income tax rate of 21%, and also recognized a $0.8 million benefit in 2018 due to timing provision to return adjustments which impacted deferred balances at the 35% rate that were then revalued at the lower corporate rate. See Note 13, Income Taxes, for additional information.
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

INSTALLED BUILDING PRODUCTS
,
INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Fair Value of Financial Instruments
See Note 9, Fair Value Measurements, for related accounting policies.
Recently Adopted Accounting Pronouncements

Standard	Effective Date	Adoption
ASU 2016-02, Leases (Topic 842)	January 1, 2019
This Accounting Standards Update (“ASU”) requires substantially all leases, with the exception of leases with a term of one year or less, to be recorded on the balance sheet as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use
asset. This ASU also requires disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows. See Note 8, Leases, for further information regarding the effects of adopting this standard.

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
Upon adoption of this pronouncement, we expect the accounts receivable balance and the contract assets balance included in other current assets on our Condensed Consolidated Balance Sheets to be affected, with an offsetting amount recorded to retained earnings in the period of adoption. We are still quantifying the impact of the ASU and its related amendments on our consolidated financial statements, but do not expect it to be material.

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
		Annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted.	We anticipate the adoption of this ASU will not have a material impact on our consolidated financial statements or disclosures.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	This pronouncement amends Topic 820 to eliminate, add and modify certain disclosure requirements for fair value measurements.	Annual periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted.	We will modify our disclosures to conform to the new requirements beginning with filings covering periods subsequent to the adoption date.

ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes
This pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740 and improves the consistent application of GAAP by clarifying and amending existing guidance.
	Annual periods beginning after December 15, 2020, including interim periods therein. Early adoption is permitted.	We are currently assessing the impact of adoption on our consolidated financial statements.
NOTE 3 – REVENUE RECOGNITION
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For contracts that are not complete at the reporting date, we recognize revenue over time utilizing a cost-to-cost input method as we believe this represents the best measure of when goods and services are transferred to the customer. When this method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. Under the cost-to-cost
method, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue, requires judgment and can change throughout the duration of a contract due to contract modifications and other factors impacting job completion. The costs of earned revenue include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
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

basis.

Payment terms typically do not exceed 30 days for short-term contracts and typically do not exceed 60 days for long-term contracts with customers. All contracts are billed either contractually or as work is performed. Billing on our long-term contracts occurs primarily on a monthly basis throughout the contract period whereby we submit invoices for customer payment based on actual or estimated costs incurred during the billing period. On certain of our long-term contracts the customer may withhold payment on an invoice equal to a percentage of the invoice amount, which will be subsequently paid after satisfactory completion of each installation project. This amount is referred to as retainage and is common practice in the construction industry, as it allows for customers to ensure the quality of the service performed prior to full payment. Retainage receivables are classified as current or long-term assets based on the expected time to project completion.
We disaggregate our revenue from contracts with customers by end market and product, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenues disaggregated by end market and product (in thousands):

	Year ended December 31,
	2019		2018
Residential new construction	$1,138,475	75%	$1,026,473	77%
Repair and remodel	98,771	7%	89,977	7%
Commercial	274,383	18%	219,982	16%

Net revenues	$1,511,629	100%	$1,336,432	100%

	Year ended December 31,
	2019		2018
Insulation	$970,070	64%	$876,118	66%
Waterproofing	112,075	7%	97,683	7%
Shower doors, shelving and mirrors	105,745	7%	90,352	7%
Garage doors	89,959	6%	79,539	6%
Rain gutters	49,788	3%	44,203	3%
Window blinds	41,641	3%	28,981	2%
Other building products	142,351	10%	119,556	9%

Net revenues	$1,511,629	100%	$1,336,432	100%

6
3

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

Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in thousands):

	As of December 31,
	2019	2018
Contract assets	$22,138	$15,092
Contract liabilities	(8,888)	(7,468)
Uncompleted contracts were as follows (in thousands):

	As of December 31,
	2019	2018
Costs incurred on uncompleted contracts	$110,818	$114,826
Estimated earnings	61,185	58,952

Total	172,003	173,778
Less: Billings to date	155,599	163,112

Net under billings	$16,404	$10,666

Net under billings were as follows (in thousands):

	As of December 31,
	2019	2018
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$22,138	$15,092
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(5,734)	(4,426)

Net under billings	$16,404	$10,666

The difference between contract assets and contract liabilities as of December 31, 2019 compared to December 31, 2018 is primarily the result of timing differences between our performance of obligations under contracts and customer payments. During the year ended December 31, 2019, we recognized $7.2 million of revenue that was included in the contract liability balance at December 31, 2018. We did no
t recognize any impairment losses on our receivables and contract assets during the years ended December 31, 2019 and 2018.
Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $90.7 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.
6
4

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 4

–
INVESTMENTS
Cash and cash equivalents include investments in money market funds that are valued based on the net asset value of the funds. The investments in these funds were $99.2 million and $69.8 million as of December 31, 2019 and 2018, respectively.
All other investments are classified as
held-to-maturity
and consist of highly liquid instruments including primarily corporate bonds and commercial paper. As of December 31, 2019 and 2018, the amortized cost of these investments equaled the net carrying value, which was $38.0 million and $10.1 million, respectively. All held-to-maturity
securities as of December 31, 2019 mature in one year or less. See Note 9, Fair Value Measurements, for additional information.
NOTE 5
 –
PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2019	2018
Land	$108	$—
Buildings	3,901	—
Leasehold improvements	7,748	6,717
Furniture, fixtures and equipment	49,199	38,369
Vehicles and equipment	203,310	177,969

	264,266	223,055
Less: accumulated depreciation and amortization	(157,856)	(132,938)

	$106,410	$90,117

We recorded the following depreciation and amortization expense on our property and equipment, by income statement category (in thousands):

	As of December 31,
	2019	2018	2017
Cost of sales	$36,922	$31,526	$26,731
Administrative	1,939	1,779	1,554
Property and equipment as of December 31, 2019 and 2018 of $
72.7
million and $
59.9
 million, respectively, were fully depreciated but still being utilized in our business.

6
5

INSTALLED BUILDING PRODUCTS
,
INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6
 –
GOODWILL AND INTANGIBLES
Goodwill
The change in carrying amount of goodwill was as follows (in thousands):

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)
January 1, 2018	$225,470	$(70,004)	$155,466
Business combinations	17,023	—	17,023
Other	560	—	560

December 31, 2018	243,053	(70,004)	173,049
Business combinations	22,405	—	22,405
Other	198	—	198

December 31, 2019	$265,656	$(70,004)	$195,652

Other changes included in the above table for the years ended December 31, 2019 and 2018 include minor adjustments for the allocation of certain acquisitions still under measurement as well as several immaterial tuck-in
acquisitions. For additional information regarding changes to goodwill resulting from acquisitions, see Note 16, Business Combinations.
At October 1, 2019, our measurement date, we
tested goodwill for
impairment
by performing a “step one” test in conformity with generally accepted accounting principles and determined that no impairment of goodwill
was required
. As such, no impairment of goodwill was recognized for the year ended December 31, 2019. In addition, no
impairment of goodwill was recognized for the years ended December 31, 2018 or 2017.
Intangibles, net
The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in thousands):

	As of December 31,
	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$169,334	$69,388	$99,946	$148,635	$52,514	$96,121
Covenants not-to-compete	16,959	10,617	6,342	14,682	7,572	7,110
Trademarks and tradenames	69,718	22,609	47,109	64,432	18,256	46,176
Backlog	14,080	13,915	165	14,060	13,677	383

	$270,091	$116,529	$153,562	$241,809	$92,019	$149,790

There was
no
intangible asset impairment loss for the years ended December 31, 2019, 2018 and 2017.
The gross carrying amount of intangibles increased approximately $28.3 million and $
37.3
 million during the years ended December 31, 2019 and 2018, respectively. Intangibles associated with business combinations accounted for approximately $
28.0

million and $
36.1
 million of the increases during the years ended
 December 31, 2019 and 2018, respectively. For more information, see Note 16, Business Combinations. Amortization expense on intangible

6
6

INSTALLED BUILDING PRODUCTS
,
INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
assets totaled approximately $
24.5
million, $
25.4
 million and $
26.9
 million during the years ended December 31, 2019, 2018 and 2017, respectively. Remaining estimated aggregate annual amortization expense is as follows (in thousands):

2020	$25,741
2021	24,399
2022	23,479
2023	20,568
2024	17,053
Thereafter	42,322

NOTE 7 – LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	As of December 31,
	2019	2018
Senior Notes due 2028, net of unamortized debt issuance costs of $ 4,823 and $ 0 , respectively	$295,177	$—
Term loan, net of unamortized debt issuance costs of $ 1,662 and $ 4,834 , respectively	198,338	390,916
Vehicle and equipment notes, maturing through December 2024 ; payable in various monthly installments, including interest rates ranging from 2.5 % to 4.8%	72,714	60,391
Various notes payable, maturing through March 2025 ; payable in various monthly installments, including interest rates ranging from 4 % to 6%	2,966	3,517

	569,195	454,824
Less: current maturities	(24,164)	(22,642)

Long-term debt, less current maturities	$545,031	$432,182

Remaining required repayments of debt principal, gross of unamortized debt issuance costs, as of December 31, 2019 are as follows (in thousands):

2020	$24,164
2021	19,223
2022	15,350
2023	9,997
2024	4,155
Thereafter	502,791

5.75% Senior Notes due 2028
In September 2019, we issued $300.0 million in
aggregate
principal amount of 5.75% senior unsecured notes (the “Senior Notes”). The Senior Notes will mature on February 1, 2028 and interest will be payable semi-annually
in cash in arrears on February 1 and August 1, commencing on February 1, 2020. The net proceeds from the Senior Notes offering were $295.0 million after debt issuance costs. We used some of the net proceeds to repay a portion of our outstanding obligations (including accrued and unpaid interest) under our term loan credit agreement (as defined below) and to pay fees and expenses related to the entry into a new revolving credit facility described below.

6
7

INSTALLED BUILDING PRODUCTS
,
INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Credit Facilities
In
December 2019, we amended and restated our $
400
 million
, seven-year

term loan facility due April 2025 (the “Term Loan”) under our credit agreement (the “Term Loan Agreement”), dated as of April 13, 2017 (as previously amended by the First Amendment thereto dated November 30, 2017 and by the Second Amendment thereto dated June 19, 2018). The amended
Term Loan (i) effects a repricing of the interest rate applicable to the term loans thereunder from LIBOR plus
2.50
% to LIBOR plus
2.25
% and (ii) replaces Royal Bank of Canada with Bank of America, N.A. as the administrative agent and collateral agent thereunder. As of December 31, 2019, we had $
198.3
million, net of unamortized debt issuance costs, due on our Term Loan. The amended

Term Loan also has a margin of
1.50
% in the case of base rate loans.
In September 2019, we entered into a new asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement provides for an asset-based lending credit facility (the “ABL Revolver”) of up to $200.0 million with a five-year m
aturity,

which replaced the Company’s previous revolving credit facility. Borrowing availability under the ABL Revolver is based on a percentage of the value of certain assets securing the Company’s obligations and those of the subsidiary guarantors thereunder. In connection with the Amended and Restated Term Loan, we entered into a Second Amendment (the “Second Amendment”) to the ABL/Term Loan Intercreditor Agreement with Bank of America, N.A., as ABL Agent for the lenders under the ABL Credit Agreement, and Bank of America, N.A., as Term Loan Agent for the lenders under the Amended and Restated Term Loan. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of December 31, 2019 was $161.3 million.
All of the obligations under the Term Loan and ABL Revolver are guaranteed by all of the Company’s existing restricted subsidiaries and will be guaranteed by the Company’s future restricted subsidiaries. Additionally, all obligations under the Term Loan and ABL Revolver, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and the guarantors, subject to certain exceptions and permitted liens, including a first-priority security interest in such assets that constitute ABL Priority Collateral, as defined in the ABL Credit Agreement, and a second-priority security interest in such assets that constitute Term Loan Priority Collateral, as defined in the Term Loan Agreement.
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
The ABL Credit Agreement contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of
1.0
x in the event that we do not meet a minimum measure of availability under the ABL Revolver.
6
8

INSTALLED BUILDING PRODUCTS
,
INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
No
termination date applies to these agreements. As of December 31, 2019, approximately $
85.4
million of the various loan agreements was available for purchases of equipment.
Total gross assets relating to our Master Loan and Equipment Agreements were $
130.2
million and $
98.7
 million as of December 31, 2019 and 2018, respectively, none of which were fully depreciated as of December 31, 2019 or 2018, respectively. The net book value of assets under these agreements was $
68.2
million and $
58.2
 million as of December 31, 2019 and 2018, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Consolidated Statements of Operations and Comprehensive Income.
NOTE 8 – LEASES
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
right-of-use

6
9

INSTALLED BUILDING PRODUCTS
,
INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Lease Position as of December 31, 2019
The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet:

(in thousands)	Classification	As of December 31, 2019
Assets
Non-Current
Operating	Operating lease right-of-use assets	$45,691
Finance	Property and equipment, net	7,148

Total lease assets		$52,839
Liabilities
Current
Operating	Current maturities of operating lease obligations	$15,459
Financing	Current maturities of finance lease obligations	2,747
Non-Current
Operating	Operating lease obligations	29,785
Financing	Finance lease obligations	3,597

Total lease liabilities		$51,588

Weighted-average remaining lease term
Operating leases	4.6 years
Finance leases	2.7 years
Weighted-average discount rate (1)
Operating leases	4.67%
Finance leases	4.85%
(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.
Lease Costs
The table below presents certain information related to the lease costs for finance and operating leases during 2019:

(in thousands)	Classification	As of December 31, 2019
Operating lease cost (1)	Administrative	$21,024
Finance lease cost
Amortization of leased assets (2)	Cost of sales	4,942
Interest on finance lease obligations	Interest expense, net	341

Total lease costs		$26,307

(1)	Includes variable lease costs of $ 2.5 million and short-term lease costs of $ 0.9 million.
(2)	Includes variable lease costs of $ 0.9 million.

INSTALLED BUILDING PRODUCTS
,
INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Information
The table below presents supplemental cash flow information related to leases during 2019 (in thousands):

As of December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$17,521
Operating cash flows for finance leases	341
Financing cash flows for finance leases	4,157
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Condensed Consolidated Balance Sheet as of December 31, 2019 (in thousands):

	Finance Leases	Operating Leases
		Related Party	Other	Total Operating
2020	$3,081	$1,091	$15,956	$17,047
2021	1,973	946	11,301	12,247
2022	1,037	869	6,569	7,438
2023	673	415	3,792	4,207
2024	259	425	2,218	2,643
Thereafter	—	398	6,427	6,825

Total minimum lease payments	7,023	$4,144	$46,263	50,407
Less: Amounts representing executory costs	(167)			—
Less: Amounts representing interest	(512)			(5,163)

Present value of future minimum lease payments	6,344			45,244
Less: Current obligation under leases	(2,747)			(15,459)

Long-term lease obligations	$3,597			$29,785

Disclosures Related to Periods Prior to Adoption of ASC 842 under ASU 2016-02
Lease amounts presented as of December 31, 2018 are in accordance with accounting guidance in effect prior to adoption of ASC 842, “Leases,” on January 1, 2019. Total assets relating to capital leases were approximately $58.7 million and a total of approximately $32.0 million were fully depreciated as of December 31, 2018. The net book value of assets under capital leases was approximately $9.5 million as of December 31, 2018. Amortization of assets held under capital leases is included within cost of sales on the Consolidated Statements of Operations and Comprehensive Income.

INSTALLED BUILDING PRODUCTS
,
INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2018 were as follows (in thousands):

	Capital Leases	Operating Leases
		Related Party	Other	Total Operating
2019	$5,207	$1,159	$14,418	$15,577
2020	2,253	1,184	11,293	12,477
2021	1,339	1,058	7,014	8,072
2022	452	972	4,335	5,307
2023	93	51	2,613	2,664
Thereafter	—	—	4,695	4,695

	9,344	$4,424	$44,368	$48,792

Less: Amounts representing executory costs	(255)
Less: Amounts representing interest	(459)

Total obligation under capital leases	8,630
Less: Current portion of capital leases	(4,806)

Long-term capital lease obligation	$3,824

NOTE 9
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

INSTALLED BUILDING PRODUCTS
,
INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of December 31, 2019 and 2018 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During each of the years ended December 31, 2019, 2018 and 2017, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.
Estimated Fair Value of Financial Instruments
Accounts receivable, accounts payable and accrued liabilities as of December 31, 2019 and 2018 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of certain long-term debt, including the Term Loan and ABL Revolver as of December 31, 2019 and 2018, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of our operating lease right-of-use
assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of December 31, 2019 and 2018. All debt classifications represent Level 2 fair value measurements.
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

	As of December 31, 2019				As of December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$99,242	$99,242	$—	$—	$69,807	$69,807	$—	$—
Derivative financial instruments	—	—	—	—	1,765	—	1,765	—

Total financial assets	$99,242	$99,242	$—	$—	$71,572	$69,807	$1,765	$—

Financial liabilities:
Derivative financial instruments	$9,446	$—	$9,446	$—	$2,275	$—	$2,275	$—
Contingent consideration	3,854	—	—	3,854	5,098	—	—	5,098

Total financial liabilities	$13,300	$—	$9,446	$3,854	$7,373	$—	$2,275	$5,098

See Note 4, Investments, for more information on cash equivalents included in the table above. Also see Note 10, Derivatives and Hedging Activities, for more information on derivative financial instruments.

7
3

INSTALLED BUILDING PRODUCTS
,
INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The change in fair value of the contingent consideration
(a Level 3 input)
was as follows (in thousands):

Contingent consideration liability—January 1, 2019	$5,098
Preliminary purchase price	2,275
Fair value adjustments	(410)
Accretion in valu e	564
Amounts cancelled	(371)
Amounts paid to sellers	(3,302)

Contingent consideration liability—December 31, 2019	$3,854

The accretion in value of contingent consideration liabilities is included within administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
The carrying values and associated fair values of financial assets and liabilities that are not recorded at fair value in the Consolidated Balance Sheets and not described above include our Senior Notes and investments. To estimate fair values of these items, we utilized third-party quotes which are derived all or in part from model prices, external sources
 or
 market prices. Both represent a Level 2 fair value measurement and are as follows (in thousands):

	As of December 31, 2019		As of December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments	$37,961	$37,958	$10,060	$10,053
Senior Notes (1)	300,000	321,114	—	—
(1)	Excludes the impact of unamortized debt issuance costs.
See Note 4, Investments, for more information on investments included in the table above. Also see Note 7, Debt, for more information on our Senior Notes
.
NOTE 10
 –
Derivatives and Hedging Activities
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
Cash Flow Hedges of Interest Rate Risk
Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the year ended December 31, 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments

7
4

INSTALLED BUILDING PRODUCTS
,
INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2019, we had two
interest rate swaps, each with an associated floor, with a total beginning notional of $200.0 million, one
that amortizes quarterly to $95.3 million at a maturity date of
May 31, 2022
and
one
that amortizes quarterly to $93.3 million at a maturity date of
April 15, 2025
. We also had a forward interest rate swap with an associated floor beginning
May 31, 2022
with a beginning notional of $100.0 million that amortizes quarterly to $97.0 million at a maturity date of
April 15, 2025
. These
three
swaps serve to hedge substantially all of the variable cash flows on our Term Loan until maturity. The assets and liabilities associated with these derivative instruments are included in other current assets, other non-current
assets, other current liabilities, and other long-term liabilities on the Condensed Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in other comprehensive income, net of tax on the Condensed Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We had no
such changes during the years ended December 31, 2019 or 2018.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt. Over the next twelve months, we estimate that an additional $1.6 million will be reclassified as an increase to interest expense, net.
Additionally, we do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of December 31, 2019, we have not posted any collateral related to these agreements.
NOTE 11 – STOCKHOLDERS’ EQUITY
As of December 31, 2019 and 2018, we had
losses
of $7.1 million and $0.4 million, respectively, in accumulated other comprehensive income on our Consolidated Balance Sheets, which represents the effective portion of the unrealized loss on
our derivative
instruments
. For additional information, see Note 10, Derivatives and Hedging Activities.
On February 2
6
, 2018, our board of directors authorized a $50 million stock repurchase program effective March 2, 2018 and on October 31, 2018, our board of directors approved an additional stock repurchase program, effective November
6
, 2018, pursuant to which we may purchase up to an additional $100 million of our outstanding common stock.
In
February 2020,
our
board of directors
 approved extending
the current stock repurchase program to March 1, 2021
. During the year ended December 31, 2018, we repurchased 2.1 million shares of our
outstanding common stock for $89.4 million, leaving $60.6 million available for future purchases under our stock repurchase program.
 We did not repurchase any shares during the twelve months ended December 31, 2019.
The effect of these treasury shares reducing the number of common shares outstanding is reflected in our earnings per share calculation.
NOTE 12 – EMPLOYEE BENEFITS
Healthcare
We participate in multiple healthcare plans, of which our primary plan is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual. Our healthcare benefit expense (net of employee contributions) was approximately $21.9 million, $17.8 million and $17.4 million for the years ended

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017, respectively, for all plans. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Consolidated Balance Sheets and was $2.6 million and $2.3 million as of December 31, 2019 and 2018, respectively.
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
Workers’ compensation expense totaled $15.4 million, $12.8 million and $13.5 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in cost of sales on the Consolidated Statements of Operations and Comprehensive Income. Workers’ compensation known claims and IBNR reserves included on the Consolidated Balance Sheets were as follows (in thousands)
:

	As of December 31,
	2019	2018
Included in other current liabilities	$6,777	$5,795
Included in other long-term liabilities	10,874	9,447

	$17,651	$15,242

We also had an insurance receivable for claims that exceeded the stop loss limit for fully insured policies
included on the Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	As of December 31,
	2019	2018
Included in other non-current assets	$2,098	$1,888

Retirement Plans
We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. During the years ended December 31, 2019, 2018 and 2017, we recognized 401(k) plan expenses of $2.0 million, $1.7 million and $1.6 million, respectively, which is included in administrative expenses on the accompanying Consolidated Statements of Operations and Comprehensive Income.
Share-Based Compensation
Common Stock Awards
During the years ended December 31, 2019, 2018 and 2017, we granted approximately eight
thousand,
five
thousand and
six
thousand shares of restricted stock, respectively, at a price of $52.13, $60.65 and $50.50 per

7
6

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
share, respectively, which represents market price on the grant dates to non-employee
members of our board of directors. The stock issued in 2019 and 2018 vest over a one year service term whereas the stock issued in 2017 vested on the grant date since there was no service period associated with those awards. Accordingly, we recorded $0.4 million, $0.2 million and $0.3 million in compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively, related to these grants within administrative expenses on the Consolidated Statements of Operations and Comprehensive Income at the time of grant. The weighted-average grant date fair value is the same as the issue price for all shares granted in 2019, 2018 and 2017.
In addition,
in each of
the years ended December 31, 2019, 2018 and 2017, we granted approximately 0.1 million shares of our common stock under our 2014 Omnibus Incentive Plan to our employees. The shares granted during each year ended December 31, 2019, 2018 and 2017 vest in three
equal installments (rounded to the nearest whole share) annually on April 20 th
through 2022.
We recorded share-based compensation expense associated with these non-performance-based awards issued to employees of $4.3 million, $4.0 million and $2.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, within administrative expense on the Consolidated Statements of Operations and Comprehensive Income.
As of December 31, 2019, there was $4.8 million of unrecognized compensation expense related to these nonvested common stock awards issued to non-employee
members of our board of directors and our employees. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 1.8 years. Shares forfeited are returned as treasury shares and available for future issuances. See the table below for changes in shares and related weighted average fair market value per share.
Employees –
Performance-Based Stock Awards
During the year ended December 31, 2019, we
issued
under our 2014 Omnibus Incentive Plan approximately
83
 thousand shares of our common stock to certain officers, which vest in two
equal installments on each of April 20, 2020 and April 20, 2021. These shares were issued in connection with the performance-based targets established in 2018. In addition, during the year ended December 31, 2019, we established, and our board of directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2020 contingent upon achievement of these targets. Share-based compensation expense associated with these performance-based awards was $3.0 million
,
$2.0
million

and
$1.0 million
for the years ended December 31 2019
, 2018
and 2017, respectively.
As of December 31, 2019, there was $3.5 million of unrecognized compensation expense related to nonvested performance-based common stock awards. This expense is subject to future adjustments for forfeitures and is expected to be recognized over the remaining weighted-average period of 1.6 years using the graded-vesting method. See the table below for changes in shares and related weighted average fair market value per share.
Employees – Performance-Based Restricted Stock Units
During the year ended December 31, 2018, we established, and our board of directors approved, performance-based stock units in connection with common stock awards which we issued to certain employees during the year ended December 31, 2019. In addition, during the year ended December 31, 2019, we established, and our board of directors approved, performance-based stock units in connection with common stock awards to be issued to certain employees in 2020 contingent upon achievement of a performance target, which was met in 2019, as well as a one-year
service period. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares. Share-based compensation expense associated with these performance-based units was $0.7 million
,
$1.6 million
and $2.6 million
for the years ended December 31 2019
,

2018
and 2017, respectively.

7
7

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2019, there was $0.2 million of unrecognized compensation expense related to nonvested performance-based stock units. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 0.3 years. See the table below for changes in shares and related weighted average fair market value per share.
Share-Based Compensation Summary
During the years ended December 31, 2019, 2018 and 2017, our employees surrendered approximately 45 thousand, 41 thousand and 11 thousand, respectively, of our common stock to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2014 Omnibus Incentive Plan. We recognized excess tax benefits of approximately $0.3 million, $0.5 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, within the income tax provision on the Consolidated Statements of Operations and Comprehensive Income.

Amounts for each category of equity-based award for employees as of December 31, 2019 and changes during the year ended December 31, 2019 were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Grant Date Fair Value Per Share	Awards	Weighted Average Grant Date Fair Value Per Share	Units	Weighted Average Grant Date Fair Value Per Share
Nonvested awards/units at December 31, 2018	173,189	$47.40	115,698	$52.25	13,248	$56.05
Granted	88,529	50.94	82,692	45.65	13,933	51.62
Vested	(106,660)	42.30	(31,404)	41.00	(12,808)	56.05
Forfeited/Cancelled	(2,176)	52.13	(6,697)	65.60	(1,187)	53.26

Nonvested awards/units at December 31, 2019	152,882	$52.93	160,289	$50.49	13,186	$51.62

During the years ended December 31, 2019, 2018 and 2017, we recorded the following stock compensation expense, by income statement category (in thousands):

	2019	2018	2017
Cost of sales	$374	$846	$965
Selling	194	451	571
Administrative	8,159	6,549	5,055

	$8,727	$7,846	$6,591

Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while c
o
st of sales and selling stock compensation represents all stock compensation earned by our installation and sales employees, respectively.
As of December 31, 2019, approximately 2.2 million of the 3.0 million shares of common stock authorized for issuance were available for issuance under the 2014 Omnibus Incentive Plan.

7
8

INSTALLED BUILDING PRODUCTS
,
INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 – INCOME TAXES
The provision for income taxes is comprised of (in thousands):

	Years ended December 31,
	2019	2018	2017
Current:
Federal	$14,850	$13,486	$17,557
State	4,127	3,641	3,302

	18,977	17,127	20,859
Deferred:
Federal	4,585	221	(5,895)
State	884	90	(284)

	5,469	311	(6,179)

Total tax expense	$24,446	$17,438	$14,680

The reconciliation between our effective tax rate on net income and the federal statutory rate is as follows (dollars in thousands):

	Years ended December 31,
	2019			2018		2017
Income tax at federal statutory rate	$19,447	21.0%		$15,159	21.0%	$19,537	35.0%
Stock compensation	(255)	(0.3	% )	(436)	(0.6%)	(581)	(1.0%)
Qualified Production Activity Deduction	—	0.0%		—	0.0%	(1,715)	(3.1%)
Other permanent items	737	0.8%		(667)	(0.8%)	197	0.4%
Change in valuation allowance	276	0.3%		312	0.4%	285	0.5%
Change in uncertain tax positions	67	0.1%		969	1.3%	(1,807)	(3.2%)
State income taxes, net of federal benefit	4,174	4.5%		2,911	4.0%	2,150	3.8%
Rate impact of the Tax Act	—	0.0%		(810)	(1.1%)	(3,386)	(6.1%)

Total tax expense	$24,446	26.4%		$17,438	24.2%	$14,680	26.3%

7
9

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Components of the net deferred tax asset or liability are as follows (in thousands):

	As of December 31,
	2019	2018
Deferred Tax Assets
Long-term
Accrued reserves and allowances	$5,140	$4,245
Allowance for doubtful accounts	514	500
Inventories	437	335
Property and equipment	303	—
Intangibles	5,615	4,937
Net operating loss carryforwards	1,240	1,446
Other	5	4

Long-term deferred tax assets	13,254	11,467
Less: Valuation allowance	(1,512)	(1,255)

Net deferred tax assets	11,742	10,212
Deferred Tax Liabilities
Long-term
Accrued reserves and allowances	(252)	(365)
Property and equipment	(4,176)	(2,091)
Intangibles	(4,307)	(3,850)
Investment in partnership	(11,857)	(10,266)
Other	(325)	(242)

Long-term deferred tax liabilities	(20,917)	(16,814)

Net deferred tax liabilities	$(9,175)	$(6,602)

As of December 31, 2019, we have recorded a deferred tax asset of $1.2 million reflecting the benefit of $5.4 million in federal and state income tax net operating loss (NOL) carryforwards, the earliest of which expires in 2030.

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
Based on this evaluation, a valuation allowance has been recorded as of December 31, 2019 and 2018 for the net deferred tax assets recorded on certain of our wholly owned subsidiaries. Such deferred tax assets relate primarily to net operating losses that are not more likely than not realizable. However, the amount of the deferred tax asset considered realizable could be adjusted if our estimate of future taxable income during the carryforward period changes, or if objective negative evidence in the form of cumulative losses is no longer present. Additional weight may be given to subjective evidence such as our projections for growth in this situation.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Uncertain Tax Positions
We are subject to taxation in the United States and various state jurisdictions. As of December 31, 2019, our tax years for
2016
through
2018
are subject to examination by the tax authorities. A rollforward of the gross unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefit, January 1, 2017	$4,097
Increase as a result of tax positions taken during the period	4,353
Decrease as a result of tax positions taken during the period	(2,311)
Decrease as a result of expiring statutes	(1,689)

Unrecognized tax benefit, December 31, 2017	$4,450

Increase as a result of tax positions taken during the period	3,846
Decrease as a result of tax positions taken during the period	(2,850)
Decrease as a result of expiring statutes	(97)

Unrecognized tax benefit, December 31, 2018	$5,349

Increase as a result of tax positions taken during the perio d	2,866
Decrease as a result of tax positions taken during the period	(2,482)
Decrease as a result of expiring statutes	(16)

Unrecognized tax benefit, December 31, 2019	$5,717

Unrecognized tax benefits of $2.8 million at December 31, 2019 would affect the effective tax rate. Interest expense and penalties accrued related to uncertain tax positions as of December 31, 2019 are $0.4 million.
We expect a decrease to the amount of unrecognized tax benefits (exclusive of penalties and interest) within the next twelve months of zero
to $2.0 million.
Determining uncertain tax positions and the related estimated amounts requires judgment and carry estimation risk. If future tax law changes or interpretations should come to light, or additional information should become known, our conclusions regarding unrecognized tax benefits may change.
NOTE 14 – RELATED PARTY TRANSACTIONS
We sell installation services to other companies related to us through common or affiliated ownership and/or board of directors and/or management relationships. We also purchase services and materials and pay rent to companies with common or related ownership. For additional information, see Note 15, Commitments and Contingencies.
For the years ended December 31, 2019, 2018 and 2017, the amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Sales	$13,488	$12,636	$10,250
Purchases	1,810	1,587	1,294
Rent	1,040	1,099	1,154

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018, we had related party balances of approximately $1.7 million and $2.3 million, respectively, included in accounts receivable on our Consolidated Balance Sheets. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I
Homes, Inc., a customer whose Chairman, President and Chief Executive Officer is a member of our board of directors, accounted for $1.3 million and $1.2 million of these balances as of December 31, 2019 and 2018, respectively.
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

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Accrued General Liability and Auto Insurances
Accrued general liability and auto insurance reserves included on the Consolidated Balance Sheets were as follows (in thousands):

	As of December 31,
	2019	2018
Included in other current liabilities	$3,538	$1,848
Included in other long-term liabilities	18,184	6,608

	$21,722	$8,456

We also had insurance receivables and indemnification assets included on the Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above. The amounts were as follows (in thousands):

	As of December 31,
	2019	2018
Insurance receivables and indemnification assets for claims under fully insured policies	$7,491	$2,484
Insurance receivables for claims that exceeded the stop loss limit	2,321	53

Total insurance receivables and indemnificatoin assets included in other non-current assets	$9,812	$2,537

Leases
See Note 8, Leases, for further information on our lease commitments.
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

INSTALLED BUILDING PRODUCTS
,
INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
that we will prevail in these matters. However, we do not believe that the ultimate outcome of any pending matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
During the year ended December 31, 2018, we entered into an agreement with one of our suppliers to purchase a portion of the insulation materials we utilize across our business. This agreement is effective January 1, 2019 through December 31, 2021 with a purchase obligation of $21.1 million for 2020 and $14.0 million for 2021.
During the fourth quarter
 of
2019, our commitment for the year ended December 31, 2019 was reduced to
 $11.8 million
,
which is equal to the total amount we purchased during the year
.
NOTE 16 – BUSINESS COMBINATIONS
As part of our ongoing strategy to expand geographically and increase market share in certain markets, we completed six, ten
and
ten
business combinations during the years ended December 31, 2019, 2018 and 2017, respectively, as well as several insignificant tuck-in
acquisitions merged into existing operations in 2019,

2018 and 2017, in which we acquired 100% of the voting equity interests in each acquired entity. Acquisition-related costs amounted to $2.1 million, $2.7 million and $3.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in Administrative expenses on the Consolidated Statements of Operations and Comprehensive Income. The goodwill to be recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed. We expect to deduct $21.2 million of goodwill for tax purposes as a result of 2019 acquisitions.

Below is a
summary
of each significant acquisition by year, including revenue and net income (loss) since date of acquisition, shown for the year of acquisition. The largest of our 2019 acquisitions were 1st State Insulation, LLC (“1st State Insulation”), Expert Insulation, Inc. and Expert Insulation of Brainerd, Inc. (collectively, “Expert Insulation”) and Premier Building Supply, LLC (“Premier”). In each table, “Other” represents acquisitions that were individually immaterial in that year. Net income (loss), as noted below, includes amortization, taxes and interest allocations when appropriate
.
For the year ended December 31, 2019 (in thousands):

2019 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income ( Loss )
1st State Insulation	3/18/2019	Asset	$5,125	$1,355	$6,480	$9,828	$476
Expert Insulation	6/24/2019	Asset	16,165	1,993	18,158	6,484	155
Premier	11/18/2019	Share	25,000	2,765	27,765	2,161	(62)
Other	Various	Asset	5,750	1,430	7,180	3,339	23

Total			$52,040	$7,543	$59,583	$21,812	$592

For the year ended December 31, 2018 (in thousands):

Name	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)
CDG	3/19/2018	Asset	$9,440	$1,973	$11,413	$11,466	$531
AFT	10/31/2018	Asset	19,707	1,510	21,217	3,530	(13)
Other	Various	Shares/Asset	28,593	4,057	32,650	24,329	639

Total			$57,740	$7,540	$65,280	$39,325	$1,157

8
3

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

Purchase Price Allocations
The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in thousands):

	2019
	1st State	Expert	Premier	Other	Total
Estimated fair values:
Cash	$—	$—	$334	$—	$334
Accounts receivable	—	1,796	2,930	479	5,205
Inventories	291	723	1,242	410	2,666
Other current assets	—	—	—	3	3
Property and equipment	989	235	876	887	2,987
Intangibles	3,382	6,740	14,300	3,619	28,041
Goodwill	1,857	8,545	10,238	1,765	22,405
Other non-current assets	—	161	329	41	531
Accounts payable and other current liabilities	(39)	(42)	(2,484)	(24)	(2,589)

Fair value of assets acquired and purchase price	6,480	18,158	27,765	7,180	59,583
Less seller obligations	1,355	1,993	2,765	1,430	7,543

Cash paid	$5,125	$16,165	$25,000	$5,750	$52,040

8
4

INSTALLED BUILDING PRODUCTS
,
INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018
	CDG	AFT	Other	Total
Estimated fair values:
Accounts receivable	$1,731	$—	$4,104	$5,835
Inventories	514	565	1,136	2,215
Other current assets	28	—	918	946
Property and equipment	933	2,882	2,169	5,984
Intangibles	3,711	13,470	18,904	36,085
Goodwill	4,898	4,415	7,766	17,079
Other non-current assets	36	13	82	131
Accounts payable and other current liabilities	(438)	(128)	(2,429)	(2,995)

Fair value of assets acquired and purchase price	11,413	21,217	32,650	65,280
Less fair value of common stock issued	—	—	—	—
Less seller obligations	1,973	1,510	4,057	7,540

Cash paid	$9,440	$19,707	$28,593	$57,740

	2017
	Alpha	Columbia	Astro	Other	Total
Estimated fair values:
Cash	$247	$—	$—	$—	$247
Accounts receivable	29,851	989	924	3,157	34,921
Inventories	1,852	704	296	1,544	4,396
Other current assets	4,500	8	36	96	4,640
Property and equipment	1,528	659	640	1,820	4,647
Intangibles	57,200	4,760	5,168	9,688	76,816
Goodwill	38,511	2,209	2,932	4,190	47,842
Other non-current assets	383	36	—	219	638
Accounts payable and other current liabilities	(17,401)	(372)	(370)	(2,650)	(20,793)

Fair value of assets acquired	116,671	8,993	9,626	18,064	153,354
Less fair value of common stock issued	10,859	—	—	—	10,859
Less seller obligations	2,002	225	482	2,419	5,128

Cash paid	$103,810	$8,768	$9,144	$15,645	$137,367

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
 Goodwill and
 intangibles
 per the above
 table

8
5

INSTALLED BUILDING PRODUCTS
,
INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
do not agree to the total gross increases of these assets as shown in Note 6, Goodwill and Intangibles, during the years ended December 31, 2019, 2018 and 2017 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement, an immaterial goodwill reclassification in the year ended December 31, 2017 related to the prior period, as well as other immaterial intangible assets added during the ordinary course of business. In addition, goodwill and intangibles increased during the years ended December 31, 2019, 2018 and 2017 due to various small acquisitions merged into existing operations that do not appear in the above tables.
Estimates of acquired intangible assets related to the acquisitions are as follows (dollars in thousands):

	2019		2018		2017
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Customer relationships	$20,659	8	$27,149	8	$39,922	8
Trademarks and trade names	5,286	15	6,075	15	20,667	15
Non-competition agreements	2,096	5	2,401	5	2,628	5
Backlog	—	—	460	2	13,600	1.5

Pro Forma Information (unaudited)
The unaudited pro forma information has been prepared as if the 2019 acquisitions had taken place on January 1, 2018, the 2018 acquisitions had taken place on January 1, 2017 and the 2017 acquisitions had taken place on January 1, 2016. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2018, 2017 and 2016 and the unaudited pro forma information does not purport to be indicative of future financial operating results (in thousands, except for per share data).

	Unaudited Pro Forma for the years ended December 31,
	2019	2018	2017
Net revenue	$1,549,797	$1,436,713	$1,246,017
Net income	70,389	61,148	48,016
Basic net income per share	2.37	1.97	1.52
Diluted net income per share	2.36	1.96	1.51

Unaudited pro forma net income reflects additional intangible asset amortization expense of $2.1 million, $6.2 million and $5.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, as well as additional income tax expense of $0.8 million, $2.0 million and $2.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
NOTE 17 – INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.
Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method as of December 31, 2019, 2018 and 2017, was 120 thousand, 122 thousand and 117 thousand, respectively.

8
6

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized unaudited quarterly financial results for 2019 and 2018 is as follows (in thousands, except per share data):

2019	Three months ended
	March 31	June 30	September 30	December 31	Total Year
Net revenue	$342,135	$371,814	$396,449	$401,231	$1,511,629
Gross profit	89,438	107,257	118,087	120,038	434,820
Net income	8,834	18,919	21,212	19,194	68,159
Basic net income per share	0.30	0.64	0.71	0.64	2.29
Diluted net income per share	0.30	0.63	0.71	0.64	2.28

2018	Three months ended
	March 31	June 30	September 30	December 31	Total Year
Net revenue	$301,728	$332,584	$348,999	$353,121	$1,336,432
Gross profit	79,976	95,643	97,334	98,638	371,591
Net income	6,394	16,315	15,563	16,476	54,748
Basic net income per share	0.20	0.52	0.50	0.54	1.76
Diluted net income per share	0.20	0.52	0.50	0.53	1.75

The financial information included in the table above is computed independently each quarter. As a result, the sum of each quarter’s numbers may not equal the total numbers for the respective year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.
Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of our disclosure controls and procedures (as defined in Rule
13a-15(e)
under the Exchange Act) as of December 31, 2019 with the participation of the Company’s principal executive officer and principal financial officer as required by Exchange Act Rule
13a-15(b).
Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management, under the supervision of the principal executive officer and the principal financial officer, assessed the effectiveness of our internal control over financial reporting, excluding the internal control over financial reporting at the subsidiaries listed below that we acquired during 2019 as of December 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in
Internal Control – Integrated Framework (2013)
. The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2019 includes all of the Company’s subsidiaries except the subsidiaries listed below, which were acquired during 2019 and whose financial statements constitute the percentages of total assets and net revenue listed below of the consolidated financial statements of the Company as of and for the year ended December 31, 2019:

Subsidiary	Acquisition Date	Percentage of Total Assets	Percent of Net Revenue
1st State Insulation	March 18, 2019	0.6%	0.7%
Expert Insulation	June 24, 2019	1.7%	0.4%
Therm-Con/Foamtech	August 19, 2019	0.2%	0.2%
Northeast Spray Insulation	September 23, 2019	0.2%	0.0%
Premier Building Supply	November 18, 2019	2.5%	0.1%
Gulf Coast Insulation	December 9, 2019	0.3%	0.0%

Management excluded the internal control over financial reporting at these subsidiaries from its assessment in accordance with the guidance of the staff of the SEC that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition. Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which follows below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules
13a-15(d)
or
15d-15(d)
of the Exchange Act during the quarter ended December 31, 2019 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Installed Building Products, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Installed Building Products, Inc. (the “Company”) as of December 31, 2019, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Accounting Standards Update No.
 2016-02,
Leases (Topic 842),
using the modified retrospective approach.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the subsidiaries listed below, which were acquired during 2019 and whose financial statements constitute the percentages of total revenues and assets listed below of the consolidated financial statements of the Company as of and for the year ended December 31, 2019.

Subsidiary	Acquisition Date	Percentage of Total Assets	Percent of Net Revenue
1st State Insulation	March 18, 2019	0.6%	0.7%
Expert Insulation	June 24, 2019	1.7%	0.4%
Therm-Con/Foamtech	August 19, 2019	0.2%	0.2%
Northeast Spray Insulation	September 23, 2019	0.2%	0.0%
Premier Building Supply	November 18, 2019	2.5%	0.1%
Gulf Coast Insulation	December 9, 2019	0.3%	0.0%

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
February 27, 2020

PART III
Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the headings “Election of Directors,” “Executive Officers and Certain Significant Employees,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders (“2020 Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019 and is incorporated herein by reference.
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

The information required by this item will be set forth under the headings “Executive Compensation,” “Pay Ratio Disclosure” and “Compensation Committee Interlocks and Insider Participation” in our 2020 Proxy Statement and is incorporated herein by reference.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in our Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed on or before April 17, 2020, and such information is incorporated herein by reference.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the headings “Certain Relationships and Related-Party Transactions” and “Corporate Governance” in our 2020 Proxy Statement and is incorporated herein by reference.
Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth under the heading “Independent Registered Public Accounting Firm Fees and
Pre-Approval
Policies and Procedures” in our 2020 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.	Exhibits, Financial Statement Schedules

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
10-K.

(b)
Exhibits
.

Exhibit Number	Description

2.1†
Share Purchase Agreement, dated as of October 29, 2016, among EMPER Holdings, LLC; PREEM Holdings I, LLC; PREEM Holdings II, LLC; Vikas Verma; Henry Schmueckle; Vikas Verma in his capacity as the equityholders’ representative; and Installed Building Products, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 31, 2016.

3.1
Second Amended and Restated Certificate of Incorporation of Installed Building Products, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 25, 2014.

3.2	Amended and Restated Bylaws of Installed Building Products, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 28, 2018.

4.1	Form of Common Stock Certificate of Installed Building Products, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on January 27, 2014.

4.2
Indenture, dated September 26, 2019, among Installed Building Products, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee (including the Form of Note), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 27, 2019.

4.3*	Description of Installed Building Product, Inc.’s Securities Registered Pursuant to Section 12 of the Exchange Act.

10.1#	Form of Indemnification Agreement for directors and officers, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed on January 27, 2014.

10.2#
Employment Agreement, dated as of November 1, 2013, by and between Installed Building Products, Inc. and Jeffrey W. Edwards, incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed on January 9, 2014.

10.3#
Amendment No. 1, dated as of November 1, 2016, to Employment Agreement, dated as of November 1, 2013, by and between Installed Building Products, Inc. and Jeffrey W. Edwards, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on
Form 10-K filed on February 28, 2017.

10.4#*	Amendment No. 2, dated as of November 1, 2019, to Employment Agreement, dated as of November 1, 2013, by and between Installed Building Products, Inc. and Jeffrey W. Edwards.

10.5#	Installed Building Products, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A filed on January 27, 2014.

Exhibit Number	Description
10.6#
Amendment, dated as of February 24, 2017, to the Installed Building Products, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form
 10-K
filed on February 28, 2017.

10.7
Term Loan Credit Agreement, dated April 13, 2017, by and among Installed Building Products, Inc., the lenders party thereto from time to time, Royal Bank of Canada, as term administrative agent, and RBC Capital Markets, UBS Securities LLC and Jefferies Finance LLC as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2017.

10.8
Credit Agreement, dated April 13, 2017, by and among Installed Building Products, Inc., the subsidiary guarantors from time to time party thereto, the financial institutions from time to time party thereto, and SunTrust Bank, as issuing bank, swing bank and administrative agent, with SunTrust Robinson Humphrey, Inc. as left lead arranger and bookrunner, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form
8-K
filed on April 17, 2017.

10.9
ABL/Term Loan Intercreditor Agreement, dated April 13, 2017, by and among Installed Building Products, Inc., SunTrust Bank, as ABL agent, Royal Bank of Canada, as term loan agent, and each of the agents and certain of the Company’s subsidiaries from time to time party thereto, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form
8-K
filed on April 17, 2017.

10.10
Term Collateral Agreement, dated April 13, 2017, among Installed Building Products, Inc., certain of its subsidiaries and Royal Bank of Canada, as term collateral agent, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form
8-K
filed on April 17, 2017.

10.11
Security Agreement, dated April 13, 2017, among Installed Building Products, Inc., certain of its subsidiaries and SunTrust Bank, as administrative agent, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form
8-K
filed on April 17, 2017.

10.12
Term Guarantee Agreement, dated April 13, 2017, among certain of Installed Building Products, Inc.’s subsidiaries and Royal Bank of Canada, as term collateral agent, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form
8-K
filed on April 17, 2017.

10.13
Amendment No. 1, dated October 26, 2017, to Term Loan Credit Agreement by and among Installed Building Products, Inc., the other loan parties party thereto, the participating lenders and fronting bank party thereto, Royal Bank of Canada, as administrative agent, and RBC Capital Markets, as lead arranger and bookrunner, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form
10-K
filed on February 28, 2018.

10.14
First Amendment, dated November 30, 2017, to Term Loan Credit Agreement, by and among Installed Building Products, Inc., the other loan parties party thereto, the participating lenders and fronting bank party thereto, Royal Bank of Canada, as administrative agent, and RBC Capital Markets, as lead arranger and bookrunner, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form
8-K
filed on December 1, 2017.

10.15
First Amendment, dated October 26, 2017, to the Credit Agreement among Installed Building Products, Inc., certain of its subsidiaries and SunTrust Bank, as administrative agent, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form
10-K
filed on February 28, 2018.

10.16
Second Amendment, dated December 26, 2017, to the Credit Agreement among Installed Building Products, Inc., certain of its subsidiaries and SunTrust Bank, as administrative agent, incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form
10-K
filed on February 28, 2018.

10.17
Second Amendment to Term Loan Credit Agreement, dated as of June 19, 2018, by and among Installed Building Products, Inc., the other loan parties party thereto, the participating lenders and fronting bank party thereto, Royal Bank of Canada, as administrative agent, and RBC Capital Markets, as joint lead arranger and joint bookrunner, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form
8-K
filed on June 19, 2018.

Exhibit Number	Description
10.18
Third Amendment to Credit Agreement, dated as of June 19, 2018, by and among Installed Building Products, Inc., the lenders party thereto, and SunTrust Bank, as administrative agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form
8-K
filed on June 19, 2018.

10.19
Restatement Agreement, dated as of December 17, 2019, among Installed Building Products, Inc., as Borrower, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, in
corporated by reference to Exhibit 10.1 to the Company’s Current Report on Form

8-K

filed on December 18, 2019.

10.20
First Amendment to ABL/Term Loan Intercreditor Agreement, dated as of June 19, 2018, by and among Installed Building Products, Inc., SunTrust Bank, as ABL agent, and Royal Bank of Canada, as term loan agent, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form
8-K
filed on June 19, 2018.

10.21
Second Amendment to ABL/Term Loan Intercreditor Agreement, dated as of December 17, 2019, by and among Installed Building Products, Inc., as Borrower, Bank of America, N.A., as ABL Agent, and Bank of America, N.A., as Term Loan Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form
8-K
filed on December 18, 2019.

10.22
Purchase Agreement, dated as of September 16, 2019, by and among Installed Building Products, Inc., as issuer, the subsidiary guarantors party thereto, and BofA Securities, Inc. for itself and on behalf of several initial purchasers, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2019.

10.23
Credit Agreement, dated September 26, 2019, among Installed Building Products, Inc., the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as issuing bank, swing bank and administrative agent, with KeyBank National Association, as a syndication agent and U.S. Bank National Association, as a syndication agent, and Bank of America, N.A., as lead arranger and bookrunner, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2019.

10.24
Security Agreement, dated September 26, 2019, among Installed Building Products, Inc., the other grantors party thereto and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 27, 2019.

10.25#
Retirement and General Release Agreement, dated as of July 31, 2018, by and among Installed Building Products, Inc., Installed Building Products, LLC, TCI Contracting, LLC and J. Michael Nixon, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form
10-Q
filed on August 3, 2018.

10.26
Share Repurchase Agreement, dated November 5, 2018, by and between Installed Building Products, Inc. and PJAM IBP Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2018.

10.27#	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2014.

10.28#	Form of Performance Share Award Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2014.

10.29#	Form of Restricted Stock Agreement for Employees, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 13, 2015.

10.30#	Form of Restricted Stock Agreement for awards made on or after April 19, 2017, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.

Exhibit Number	Description
10.31#	Form of Performance Share Agreement for awards made on or after April 19, 2017, incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.

10.32#	Form of Stock Award Agreement, incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.

10.33#	Form of Performance-Based Cash Award Agreement, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.

21.1*	List of Subsidiaries of Installed Building Products, Inc.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document — the instance document does not appear in the interactive date file because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101. CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101. DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed	herewith.

**	Submitted electronically with the report.

#	Indicates management contract or compensatory plan.

†	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

Item 16.	Form 10-K Summary

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2020

INSTALLED BUILDING PRODUCTS, INC.

/s/ Jeffrey W. Edwards
By:	Jeffrey W. Edwards
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey W. Edwards Jeffrey W. Edwards	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 27, 2020

/s/ Michael T. Miller Michael T. Miller	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 27, 2020

/s/ Todd R. Fry Todd R. Fry	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	February 27, 2020

/s/ Margot L. Carter Margot L. Carter	Director	February 27, 2020

/s/ Lawrence A. Hilsheimer Lawrence A. Hilsheimer	Director	February 27, 2020

/s/ Janet E. Jackson Janet E. Jackson	Director	February 27, 2020

/s/ Robert H. Schottenstein Robert H. Schottenstein	Director	February 27, 2020

/s/ Michael H. Thomas Michael H. Thomas	Director	February 27, 2020

/s/ Vikas Verma Vikas Verma	Director	February 27, 2020

96