Form 10-Q
period 2020-03-31
Installed Building Products, Inc.
filed 2020-05-08
CIK 1580905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
29
, 2020, the registrant had
29,793,434
shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$187,187	$177,889
Investments	26,487	37,961
Accounts receivable (less allowance for credit losses of $9,029 and $6,878 at March 31, 2020 and December 31, 2019, respectively)	245,469	244,519
Inventories	73,569	74,606
Other current assets	37,024	46,974

Total current assets	569,736	581,949
Property and equipment, net	106,262	106,410
Operating lease right-of-use assets	47,134	45,691
Goodwill	198,664	195,652
Intangibles, net	151,426	153,562
Other non-current assets	13,842	16,215

Total assets	$1,087,064	$1,099,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$24,241	$24,164
Current maturities of operating lease obligations	15,889	15,459
Current maturities of finance lease obligations	2,438	2,747
Accounts payable	90,708	98,871
Accrued compensation	32,264	33,636
Other current liabilities	36,025	39,272

Total current liabilities	201,565	214,149
Long-term debt	545,552	545,031
Operating lease obligations	30,741	29,785
Finance lease obligations	3,412	3,597
Deferred income taxes	6,759	9,175
Other long-term liabilities	53,238	47,711

Total liabilities	841,267	849,448
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at March 31 2020 and December 31, 2019, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 32,961,777 and 32,871,504 issued and 29,662,312 and 30,016,340 shares outstanding at March 31, 2020 and December 31, 2019, respectively	330	329
Additional paid in capital	192,564	190,230
Retained earnings	188,169	173,371
Treasury stock; at cost: 3,299,465 and 2,855,164 shares at March 31, 2020 and December 31, 2019, respectively	(122,515)	(106,756)
Accumulated other comprehensive loss	(12,751)	(7,143)

Total stockholders’ equity	245,797	250,031

Total liabilities and stockholders’ equity	$1,087,064	$1,099,479

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2020	2019
Net revenue	$397,331	$342,135
Cost of sales	281,071	252,697

Gross profit	116,260	89,438
Operating expenses
Selling	20,355	17,130
Administrative	60,195	48,431
Amortization	6,680	5,888

Operating income	29,030	17,989
Other expense
Interest expense, net	7,358	5,676
Other	—	125

Income before income taxes	21,672	12,188
Income tax provision	5,684	3,354

Net income	$15,988	$8,834

Other comprehensive loss, net of tax:
Unrealized loss on cash flow hedge, net of tax benefit of $1,939 and $921 for the three months ended March 31, 2020 and 2019, respectively	(5,608)	(2,749)

Comprehensive income	$10,380	$6,085

Basic net income per share	$0.54	$0.30

Diluted net income per share	$0.53	$0.30

Weighted average shares outstanding:
Basic	29,722,444	29,679,884
Diluted	29,930,954	29,806,653

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Common Stock		Additional Paid In	Retained	Treasury Stock		Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
BALANCE - January 1, 2019	32,723,972	$327	$181,815	$105,212	(2,808,361)	$(104,425)	$(431)	$182,498

Net income				8,834				8,834
Issuance of common stock awards to employees	56,995	1	(1)					—
Surrender of common stock awards					(643)	(4)		(4)
Share-based compensation expense			2,022					2,022
Other comprehensive loss, net of tax							(2,749)	(2,749)

BALANCE - March 31, 2019	32,780,967	$328	$183,836	$114,046	(2,809,004)	$(104,429)	$(3,180)	$190,601

	Common Stock		Additional Paid In	Retained	Treasury Stock		Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
BALANCE - January 1, 2020	32,871,504	$329	$190,230	$173,371	(2,855,164)	$(106,756)	$(7,143)	$250,031

Net income				15,988				15,988
Cumulative effect of accounting changes, net of tax				(1,190)				(1,190)
Issuance of common stock awards to employees	89,957	1	(1)					—
Surrender of common stock awards					(1,759)	—		—
Share-based compensation expense			2,302					2,302
Share-based compensation issued to directors	316		33					33
Common stock repurchase					(442,542)	(15,759)		(15,759)
Other comprehensive loss, net of tax							(5,608)	(5,608)

BALANCE - March 31, 2020	32,961,777	$330	$192,564	$188,169	(3,299,465)	$(122,515)	$(12,751)	$245,797

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$15,988	$8,834
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	10,374	9,111
Amortization of operating lease right-of-use assets	4,207	3,798
Amortization of intangibles	6,680	5,888
Amortization of deferred financing costs and debt discount	325	282
Provision for credit losses	1,298	828
Gain on sale of property and equipment	(35)	(19)
Noncash stock compensation	2,681	2,022
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(1,000)	(3,704)
Inventories	1,411	799
Other assets	6,933	(1,048)
Accounts payable	(8,308)	(7,807)
Income taxes receivable/payable	5,649	2,746
Other liabilities	(10,291)	(5,841)

Net cash provided by operating activities	35,912	15,889

Cash flows from investing activities
Purchases of investments	(776)	(7,482)
Maturities of short term investments	12,275	7,530
Purchases of property and equipment	(9,919)	(8,658)
Acquisitions of businesses	(8,501)	(5,125)
Proceeds from sale of property and equipment	162	196
Other	(1,340)	(420)

Net cash used in investing activities	(8,099)	(13,959)

Cash flows from financing activities
Payments on term loan	—	(1,000)
Proceeds from vehicle and equipment notes payable	7,094	4,908
Debt issuance costs	(22)	—
Principal payments on long-term debt	(6,711)	(3,946)
Principal payments on finance lease obligations	(738)	(1,366)
Acquisition-related obligations	(2,378)	(2,818)
Repurchase of common stock	(15,759)	—
Surrender of common stock awards by employees	—	(4)

Net cash used in financing activities	(18,514)	(4,226)

Net change in cash and cash equivalents	9,299	(2,296)
Cash and cash equivalents at beginning of period	177,889	90,442

Cash and cash equivalents at end of period	$187,188	$88,146

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$9,798	$5,816
Income taxes, net of refunds	37	737
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease obligations	5,612	3,851
Property and equipment obtained in exchange for finance lease obligations	343	1,108
Seller obligations in connection with acquisition of businesses	2,570	1,380
Unpaid purchases of property and equipment included in accounts payable	1,346	1,503

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
The COVID-19 outbreak has caused significant volatility, uncertainty and economic disruption. Public health organizations and international, federal, state and local governments have implemented measures to combat the spread of COVID-19, including restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. We do not believe the various orders and restrictions or COVID-19 itself materially impacted our business in the first quarter of 2020. The U.S. housing market was robust in the latter months of 2019 and experienced a strong start in 2020. However, the extent to which COVID-19 will impact our operations, customers, suppliers, employees and financial results is uncertain. The future impact of COVID-19 depends on numerous factors including government actions and the resulting impact on construction activity, the effect on our customers’ demand for our services, and the ability of our customers to pay for our services.
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
for the fiscal year ended December 31, 2019 (the “2019 Form
10-K”),
as filed with the SEC on February 27, 2020. The December 31, 2019 Condensed Consolidated Balance Sheet data herein was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.
Our interim operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected in future operating quarters.
Note 2 to the audited consolidated financial statements in our 2019 Form
10-K
describes the significant accounting policies and estimates used in preparation of the audited consolidated financial statements. Other than the recently

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
implemented accounting policies described below, there have been no changes to our significant accounting policies during the three months ended March 31, 2020.
Recently Adopted Accounting Pronouncements

Standard	Effective Date	Adoption
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326)	January 1, 2020
This pronouncement and subsequently-issued amendments change the accounting for credit losses on available-for-sale
debt securities and purchased financial assets with credit deterioration. In addition, these amendments require the measurement of all expected credit losses for financial assets, including trade accounts receivable, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. See Note 4, Credit Losses, for further information.

ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	January 1, 2020
This ASU addresses concerns over the cost and complexity of the two-step
goodwill impairment test by removing the second step of the goodwill impairment test. Going forward, we will apply a one-step
quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2020
This pronouncement amends Topic 820 to eliminate, add and modify certain disclosure requirements for fair value measurements. The adoption of this standard did not impact our financial statements or have a material effect on our disclosures.

ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)	Effective upon issuance
This pronouncement contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The provisions of ASC 848 must be applied at a Topic, Subtopic or Industry Subtopic for all transactions other than derivatives, which may be applied at a hedging relationship level. The relief granted in ASC 848 is applicable only to legacy contracts if the amendments made to the agreements are solely for reference rate reform activities. We elected the practical expedient to continue to assert probability of hedged interest under our interest rate swap agreements, regardless of any expected future modification in terms related to reference rate reform.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Recently Issued Accounting Pronouncements Not Yet Adopted
We are currently evaluating the impact of certain ASU’s on our Condensed Consolidated Financial Statements or Notes to Condensed Consolidated Financial Statements, which are described below:

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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We disaggregate our revenue from contracts with customers by end market and product, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenues disaggregated by end market and product (in thousands):

	Three months ended March 31,
	2020		2019
Residential new construction	$298,340	75%	$261,310	77%
Repair and remodel	24,043	6%	21,521	6%
Commercial	74,948	19%	59,304	17%

Net revenues	$397,331	100%	$342,135	100%

	Three months ended March 31,
	2020		2019
Insulation	$259,701	65%	$221,223	65%
Waterproofing	28,505	7%	22,385	7%
Shower doors, shelving and mirrors	27,015	7%	23,917	7%
Garage doors	22,987	6%	21,672	6%
Rain gutters	11,576	3%	11,199	3%
Window blinds	10,931	3%	9,384	3%
Other building products	36,616	9%	32,355	9%

Net revenues	$397,331	100%	$342,135	100%

Contract Assets and Liabilities
Our contract assets consist of unbilled amounts typically resulting from sales under contracts when the cost-to-cost
method of revenue recognition is utilized and revenue recognized, based on costs incurred, exceeds the amount billed to the customer. Our contract assets are recorded in other current assets in our Condensed Consolidated Balance Sheets. Our contract liabilities consist of customer deposits and billings in excess of revenue recognized, based on costs incurred and are included in other current liabilities in our Condensed Consolidated Balance Sheets.
Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in thousands):

	March 31, 2020	December 31, 2019
Contract assets	$22,954	$22,138
Contract liabilities	(9,107)	(8,888)

Uncompleted contracts were as follows (in thousands):

	March 31, 2020	December 31, 2019
Costs incurred on uncompleted contracts	$118,460	$110,818
Estimated earnings	64,714	61,185

Total	183,174	172,003
Less: Billings to date	166,092	155,599

Net under billings	$17,082	$16,404

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net under billings were as follows (in thousands):

	March 31, 2020	December 31, 2019
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$22,954	$22,138
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(5,872)	(5,734)

Net under billings	$17,082	$16,404

The difference between contract assets and contract liabilities as of March 31, 2020 compared to December 31, 2019 is primarily the result of timing differences between our performance of obligations under contracts and customer payments. During the three months ended March 31, 2020, we recognized $6.9 million of revenue that was included in the contract liability balance at December 31, 2019. We did not recognize any impairment losses on our receivables and contract assets during the three months ended March 31, 2020 or 2019.
Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $91.3 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.
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
NOTE 4 - CREDIT LOSSES
On January 1, 2020 we adopted ASU
2016-13,
“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” under the modified retrospective approach. Topic 326 replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables, retainage receivables and contract assets (unbilled receivables). Results for reporting periods beginning after January 1, 2020 are presented under Topic 326, while prior period amounts are not adjusted. The amendment requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under the previous accounting guidance.
Upon adoption of ASC 326, we recorded a cumulative effect adjustment to retained earnings of $1.2 million, net of $0.4 million of income taxes, on the opening consolidated balance sheet as of January 1, 2020. The adoption of the credit loss standard had no impact to cash from or used in operating, financing or investing activities on our consolidated cash flow statements.
Our expected loss allowance methodology for accounts receivable is developed using historical losses, current economic conditions and future market forecasts. We also perform ongoing evaluations of our existing and potential customer’s creditworthiness. Our expected loss allowance methodology for held-to-maturity
investments is developed using historical losses, investment grade ratings and liquidity and maturity assessments. Based on our assessment using these factors, we did not record any allowance for credit losses related to our held-to-maturity
investments.
We anticipate that the COVID-19 outbreak will have a negative impact on our customers and the homebuilding industry in general and may affect the collectability of our existing trade receivables. As a result, we increased our allowance for credit losses as of March 31, 2020 to reflect this increased risk.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Changes in our allowance for credit losses are as follows (in thousands):

Balance as of January 1, 2020	$6,878
Cumulative effect of change in accounting principle	1,600
Current period provision	1,298
Recoveries collected and other	204
Amounts written off	(951)

Balance as of March 31, 2020	$9,029

NOTE 5 - INVESTMENTS
Cash and cash equivalents includes investments in money market funds that are valued based on the net asset value of the funds. The investments in these funds were $104.6 million and $99.2 million as of March 31, 2020 and December 31, 2019, respectively.
All other investments are classified as
held-to-maturity
and consist of highly liquid instruments, primarily including corporate bonds and commercial paper. As of March 31, 2020 and December 31, 2019, the amortized cost of these investments equaled the net carrying value, which was $26.5 million and $38.0 million, respectively. All held-to-maturity
securities as of March 31, 2020 mature in one year or less. See Note 9, Fair Value Measurements, for additional information.
NOTE 6 - GOODWILL AND INTANGIBLES
Goodwill
The change in carrying amount of goodwill was as follows (in thousands):

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)
January 1, 2020	$265,656	$(70,004)	$195,652
Business Combinations	3,192	—	3,192
Other	(180)	—	(180)

March 31, 2020	$268,668	$(70,004)	$198,664

Other changes included in the above table include minor adjustments for the allocation of certain acquisitions still under measurement. For additional information regarding changes to goodwill resulting from acquisitions, see Note 16, Business Combinations.
We test goodwill for impairment annually during the fourth quarter of our fiscal year or earlier if there is an impairment indicator. We anticipate that the COVID-19 outbreak could have an impact on our customers and the homebuilding industry in general, as it could affect, among other factors, employment levels, consumer spending and consumer confidence, which could decrease demand for homes, adversely affecting our business. As such, we considered whether impairment indicators arose through the date of filing of this Quarterly Report on Form 10-Q for our goodwill, long-lived assets and other intangible assets and concluded that no such factors exist. While we ultimately concluded that our goodwill, long-lived assets and other intangibles assets were not impaired as of March 31, 2020, we will continue to assess impairment indicators related to the impact of the COVID-19 outbreak on our business. Accumulated impairment losses included within the above table were incurred over multiple periods, with the latest impairment charge being recorded during the year ended December 31, 2010.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Intangibles, net
The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in thousands):

	As of March 31,			As of December 31,
	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$171,945	$74,061	$97,884	$169,334	$69,388	$99,946
Covenants not-to-compete	17,189	11,391	5,798	16,959	10,617	6,342
Trademarks and tradenames	70,891	23,752	47,139	69,718	22,609	47,109
Backlog	14,610	14,005	605	14,080	13,915	165

	$274,635	$123,209	$151,426	$270,091	$116,529	$153,562

The gross carrying amount of intangibles increased approximately $4.5 million during the three months ended March 31, 2020 primarily due to business combinations. For more information, see Note 16, Business Combinations. Remaining estimated aggregate annual amortization expense is as follows (amounts, in thousands, are for the fiscal year ended):

Remainder of 2020	$19,737
2021	25,086
2022	23,930
2023	21,019
2024	17,504
Thereafter	44,150

NOTE 7 - LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2020	2019
Senior Notes due 2028, net of unamortized debt issuance costs of $4,678 and $4,823, respectively	$295,322	$295,177
Term loan, net of unamortized debt issuance costs of $1,592 and $1,662, respectively	198,408	198,338
Vehicle and equipment notes, maturing through March 2025; payable in various monthly installments, including interest rates ranging from 2.5% to 4.8%	73,097	72,714
Various notes payable, maturing through March 2025; payable in various monthly installments, including interest rates ranging from 4% to 6%	2,966	2,966

	569,793	569,195
Less: current maturities	(24,241)	(24,164)

Long-term debt, less current maturities	$545,552	$545,031

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Remaining required repayments of debt principal, gross of
unamortized
debt issuance costs, as of March 31, 2020 are as follows (in thousands):

Remainder of 2020	$18,719
2021	20,516
2022	16,714
2023	11,432
2024	5,645
Thereafter	503,037

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
Credit Facilities
In December 2019, we amended and restated our $400 million, seven-year term loan facility due April 2025 (the “Term Loan”) under our credit agreement (the “Term Loan Agreement”), dated as of April 13, 2017 (as previously amended by the First Amendment thereto dated November 30, 2017 and by the Second Amendment thereto dated June 19, 2018). The amended Term Loan (i) effects a repricing of the interest rate applicable to the term loans thereunder from LIBOR plus 2.50% to LIBOR plus 2.25% and (ii) replaces Royal Bank of Canada with Bank of America, N.A. as the administrative agent and collateral agent thereunder. As of March 31, 2020, we had $198.4 million, net of unamortized debt issuance costs, due on our Term Loan. The amended Term Loan also has a margin of 1.25% in the case of base rate loans.
In September 2019, we entered into a new asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement provides for an asset-based lending credit facility (the “ABL Revolver”) of up to $200.0 million with a five-year maturity, which replaced the Company’s previous revolving credit facility. Borrowing availability under the ABL Revolver is based on a percentage of the value of certain assets securing the Company’s obligations and those of the subsidiary guarantors thereunder. In connection with the Amended and Restated Term Loan, we entered into a Second Amendment (the “Second Amendment”) to the ABL/Term Loan Intercreditor Agreement with Bank of America, N.A., as ABL Agent for the lenders under the ABL Credit Agreement, and Bank of America, N.A., as Term Loan Agent for the lenders under the Amended and Restated Term Loan. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of March 31, 2020 was $161.3 million.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The ABL Revolver bears interest at either the Eurodollar rate or the base rate (which approximated the prime rate), at the Company’s election, plus a margin of (A)
1.25
% or
1.50
% in the case of Eurodollar rate loans (based on a measure of availability under the ABL Credit Agreement) and (B)
0.25
% or
0.50
% in the case of base rate loans (based on a measure of availability under the ABL Credit Agreement).
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
Vehicle and Equipment Notes
We are party to a Master Loan and Security Agreement (“Master Loan and Security Agreement”), a Master Equipment Lease Agreement (“Master Equipment Agreement”) and one or more Master Loan Agreements (“Master Loan Agreements” and together with the Master Loan and Security Agreement and Master Equipment Agreement the “Master Loan Equipment Agreements”) with various lenders to provide financing for the purpose of purchasing or leasing vehicles and equipment used in the normal course of business. Each financing arrangement under these agreements constitutes a separate note and obligation. Vehicles and equipment purchased or leased under each financing arrangement serve as collateral for the note applicable to such financing arrangement. Regular payments are due under each note for a period of typically 60 consecutive months after the incurrence of the obligation. The specific terms of each note are based on specific criteria, including the type of vehicle or equipment and the market interest rates at the time. No termination date applies to these agreements. As of March 31, 2020, approximately $78.3 million of the various loan agreements was available for purchases of equipment.
Total gross assets relating to our Master Loan and Equipment Agreements were $133.8 million and $130.2 million as of March 31, 2020 and December 31, 2019, respectively. The net book value of assets under these agreements was $68.4 million and $68.2 million as of March 31, 2020 and December 31, 2019, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 8 - LEASES
We lease various assets in the ordinary course of business as follows: warehouses to store our materials and perform staging activities for certain products we install; various office spaces for selling and administrative activities to support our business; and certain vehicles and equipment to facilitate our operations, including, but not limited to, trucks, forklifts and office equipment.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet:

(in thousands)	Classification	As of March 31, 2020	As of December 31, 2019
Assets
Non-Current
Operating	Operating lease right-of-use assets	$47,134	$45,691
Finance	Property and equipment, net	6,602	7,148

Total lease assets		$53,736	$52,839

Liabilities
Current
Operating	Current maturities of operating lease obligations	$15,889	$15,459
Financing	Current maturities of finance lease obligations	2,438	2,747
Non-Current
Operating	Operating lease obligations	30,741	29,785
Financing	Finance lease obligations	3,412	3,597

Total lease liabilities		$52,480	$51,588

Weighted-average remaining lease term:
Operating leases	4.5 years
Finance leases	2.7 years
Weighted-average discount rate
Operating leases	4.50%
Finance leases	4.95%

Lease Costs
The table below presents certain information related to the lease costs for finance and operating leases:

		Three months ended March 31,
(in thousands)	Classification	2020	2019
Operating lease cost (1)	Administrative	$5,572	$4,987
Finance lease cost
Amortization of leased assets (2)	Cost of sales	965	1,478
Interest on finance lease obligations	Interest expense, net	73	94

Total lease costs		$6,610	$6,559

(1)	Includes variable lease costs of $0.6 million and $0.5 million, respectively, and short-term lease costs of $0.2 million for each of the three months ended March 31, 2020 and 2019 .

(2)	Includes variable lease costs of $0.2 million and $0.3 million, respectively

Other Information
The table below presents supplemental cash flow information related to leases (in thousands):

	Three months ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,746	$4,233
Operating cash flows for finance leases	73	94
Financing cash flows for finance leases	738	1,366

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Condensed Consolidated Balance Sheet as of March 31, 2020 (in thousands):

	Finance Leases	Operating Leases
		Related Party	Other	Total Operating
Remainder of 2020	$2,229	$819	$12,733	$13,552
2021	2,048	946	13,089	14,035
2022	1,113	869	7,968	8,837
2023	748	415	4,561	4,976
2024	334	425	2,815	3,240
Thereafter	11	398	6,617	7,015

Total minimum lease payments	6,483	$3,872	$47,783	51,655
Less: Amounts representing executory costs	(144)			—
Less: Amounts representing interest	(489)			(5,025)

Present value of future minimum lease payments	5,850			46,630
Less: Current obligation under leases	(2,438)			(15,889)

Long-term lease obligations	$3,412			$30,741

NOTE 9 - FAIR VALUE MEASUREMENTS
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
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During each of the three months ended March 31, 2020 and 2019, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.
Estimated Fair Value of Financial Instruments
Accounts receivable, accounts payable and accrued liabilities as of March 31 2020 and December 31, 2019 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of certain long-term debt, including the Term Loan and ABL Revolver as of March 31, 2020 and December 31, 2019, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of our operating lease right-of-use
assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of March 31, 2020 and December 31, 2019. All debt classifications represent Level 2 fair value measurements.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

liabilities that are recorded at fair value in the Condensed Consolidated Balance Sheets and not described above were as follows (in thousands):

	As of March 31, 2020				As of December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$104,594	$104,594	$—	$—	$99,242	$99,242	$—	$—

Financial liabilities:
Derivative financial instruments	$16,993	$—	$16,993	$—	$9,446	$—	$9,446	$—
Contingent consideration	2,642	—	—	2,642	3,854	—	—	3,854

Total financial liabilities	$19,635	$—	$16,993	$2,642	$13,300	$—	$9,446	$3,854

See Note 5, Investments, for more information on cash equivalents included in the table above. Also see Note 10, Derivatives and Hedging Activities, for more information on derivative financial instruments.
The change in fair value of the contingent consideration (a Level 3 input) was as follows (in thousands):

Contingent consideration liability - January 1, 2020	$3,854
Preliminary purchase price	1,000
Fair value adjustments	(200)
Accretion in value	121
Amounts paid to sellers	(2,133)

Contingent consideration liability - March 31, 2020	$2,642

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

	As of March 31, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments	$26,487	$26,431	$37,961	$37,958
Senior Notes (1)	300,000	286,866	300,000	321,114

(1)	Excludes the impact of unamortized debt issuance costs.

See Note 5, Investments, for more information on investments included in the table above. Also see Note 7, Debt, for more information on our Senior Notes.
NOTE 10 - DERIVATIVES AND HEDGING ACTIVITIES
Cash Flow Hedges of Interest Rate Risk
Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the three months ended March 31, 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
hedges
involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2020, we had two interest rate swaps, each with an associated floor, with a total beginning notional of $200.0 million, one that amortizes quarterly to $95.3 million at a maturity date of May 31, 2022 and one that amortizes quarterly to $93.3 million at a maturity date of April 15, 2025. We also had a forward interest rate swap with an associated floor beginning May 31, 2022 with a beginning notional of $100.0 million that amortizes quarterly to $97.0 million at a maturity date of April 15, 2025. These three swaps serve to hedge substantially all of the variable cash flows on our Term Loan until maturity. The assets and liabilities associated with these derivative instruments are included in other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets at their fair value amounts as described in Note
9
,
Fair Value Measurements.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in other comprehensive income, net of tax on the Condensed Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We had no such changes during the three months ended March 31, 2020 or 2019.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt. Over the next twelve months, we estimate that an additional $3.2 million will be reclassified as an increase to interest expense, net.
Additionally, we do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of March 31, 2020, we have not posted any collateral related to these agreements.
LIBOR is used as a reference rate for our interest rate swap agreements we use to hedge our interest rate exposure. During the three months ended March 31, 2020, we adopted ASU
2020-04,
Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The purpose of this guidance is to provide relief for impacted areas as it relates to impending reference rate reform. We elected the practical expedient to continue to assert probability of hedged interest, regardless of any expected future modification in terms related to reference rate reform.
NOTE 11 - STOCKHOLDERS’ EQUITY
As of March
31
,
2020
and December
31
,
2019
, we had losses of $
12.8
 million and $
7.1
 million, respectively, in accumulated other comprehensive income on our Condensed Consolidated Balance Sheets, which represents the effective portion of the unrealized loss on our derivative instruments. For additional information, see Note
10
, Derivatives and Hedging Activities.
During the three months ended March 31, 2020, we repurchased approximately 443 thousand shares of our common stock with an aggregate price of approximately $15.8 million, or $35.59 average price per share. We did not repurchase any shares during the three months ended March 31, 2019. The stock repurchase plan is in effect through March 1, 2021 unless extended by our board of directors. The effect of these treasury shares reducing the number of common shares outstanding is reflected in our earnings per share calculation. As of March 31, 2020, we have $44.9 million remaining on our current stock repurchase program. In response to COVID-19, we have temporarily suspended our share repurchase program.
NOTE 12 - EMPLOYEE BENEFITS
Healthcare
We participate in multiple healthcare plans, of which our primary plan is partially self-funded with an insurance company payment benefits in excess of stop loss limits per individual. Our healthcare benefit expense (net of employee contributions) was approximately $7.0 million and $4.8 million for the three months ended March 31,

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2020 and 2019, respectively, for all plans. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $2.9 million and $2.6 million as of March 31, 2020 and December 31, 2019, respectively.
Workers’ Compensation
Workers’ compensation expense totaled $4.4 million and $4.2 million for the three months ended March 31, 2020 and 2019, respectively. Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2020	December 31, 2019
Included in other current liabilities	$6,063	$6,777
Included in other long-term liabilities	12,165	10,874

	$18,228	$17,651

We also had an insurance receivable for claims that exceeded the stop loss limit for fully insured policies included on the Condensed Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	March 31, 2020	December 31, 2019
Included in other non-current assets	$1,955	$2,098

Retirement Plans
We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. We recognized 401(k) plan expenses of $0.6 million during each of the three months ended March 31, 2020 and 2019, respectively. These expenses are included in administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
Share-Based Compensation
Common Stock Awards
We periodically grant shares of our common stock to
non-employee
members of our board of directors and our employees. During the three months ended March 31, 2020, we granted 316 shares of our common stock under our 2014 Omnibus Incentive Plan to a non-employee
member of our board of directors. The stock will vest on the date of our 202
1
annual meeting. Accordingly, we recorded $33 thousand in compensation expense during the three months ended March 31, 2020. We did not grant any such shares during the three months ended March 31, 2019, however, we recorded $0.1 million in compensation expense during the three months ended March 31, 2019 related to prior grants to non-employee
members of our board of directors. During the three months ended March 31, 2020 and 2019, we granted approximately seven and 11 thousand shares of our common stock, respectively, to employees and recorded $1.0 million and $1.1 million, respectively, of compensation expense associated with non-performance-based
awards issued to employees.
As of March 31, 2020, we had $4.3 million of unrecognized compensation expense related to these nonvested common stock awards issued to non-employee
members of our board of directors and our employees. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 1.8 years. Shares forfeited are returned as treasury shares and available for future issuances. See the table below for changes in shares and related weighted average grant
d
ate
fair value
per share.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Employees – Performance-Based Stock Awards
During the three months ended March 31, 2020, we issued under our 2014 Omnibus Incentive Plan approximately 0.1 million shares of our common stock to certain officers, which vest in two equal installments on each of April 20, 2021 and April 20, 2022. In addition, during the three months ended March 31, 2020, we established, and our Board of Directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2021 contingent upon achievement of these targets. Share-based compensation expense associated with these performance-based awards and prior performance-based grants was $1.0 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, we had $6.9 million of unrecognized compensation expense related to nonvested performance-based common stock awards. This expense is subject to future adjustments for forfeitures and is expected to be recognized over the remaining weighted-average period of 2.1 years using the graded-vesting method. See the table below for changes in shares and related weighted average grant date
fair value per share.
Employees – Performance-Based Restricted Stock Units
During 2019, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2020 based upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares. We recorded $0.2 million and $0.1 million in compensation expense associated with these performance-based units during the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, we had $33 thousand of unrecognized compensation expense related to nonvested performance-based common stock units. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 0.1 years. See the table below for changes in shares and related weighted average grant
d
ate
fair value per share.
Share-Based Compensation Summary
Amounts and changes for each category of equity-based award were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Grant Date Fair Value Per Share	Awards	Weighted Average Grant Date Fair Value Per Share	Units	Weighted Average Grant Date Fair Value Per Share
Nonvested awards/units at December 31, 2019	152,882	$52.93	160,289	$50.49	13,186	$51.62
Granted	7,420	75.88	57,450	77.28	—	—
Vested	(568)	52.63	—	—	—	—
Forfeited/Cancelled	(1,759)	52.25	—	—	(92)	51.62

Nonvested awards/units at March 31, 2020	157,975	$54.02	217,739	$57.53	13,094	$51.62

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We recorded the following stock compensation expense by income statement category (in thousands):

	Three months ended March 31,
	2020	2019
Cost of sales	$96	$78
Selling	49	44
Administrative	2,536	1,816

	$2,681	$1,938

Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represents all stock compensation earned by our installation and sales employees, respectively. The difference between the sum of the expenses described above and the amount in the table is comprised primarily of expenses associated with immaterial liability-based awards.
As of March 31, 2020, approximately 2.1 million of the 3.0 million shares of common stock authorized for issuance were available for issuance under the 2014 Omnibus Incentive Plan.
NOTE 13 - INCOME TAXES
Our provision for income taxes as a percentage of pretax earnings is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.
During the three months ended March 31, 2020, our effective tax rate was 26.2%. The rate was unfavorably impacted by separate tax filing entities in a loss position for which a full valuation allowance is required, resulting in no tax benefit for recognized losses.
NOTE 14 - RELATED PARTY TRANSACTIONS
We sell installation services to other companies related to us through common or affiliated ownership and/or board of directors and/or management relationships. We also purchase services and materials and pay rent to companies with common or affiliated ownership.
We lease our headquarters and certain other facilities from related parties. See Note 8, Leases, for future minimum lease payments to be paid to these related parties.
The amount of sales to related parties as well as the purchases from and rent expense paid to related parties were as follows (in thousands):

	Three months ended March 31,
	2020	2019
Sales	$3,282	$2,661
Purchases	607	388
Rent	272	260

We had a related party balance of approximately $1.6 million and $1.7 million included in accounts receivable on our Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer was a member of our board of directors until his resignation from our board effective March 18, 2020, accounted for $1.2 million and $1.3 million of these balances as of March 31, 2020 and December 31, 2019, respectively.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 15 - COMMITMENTS AND CONTINGENCIES
Accrued General Liability and Auto Insurance
Accrued general liability and auto insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2020	December 31, 2019
Included in other current liabilities	$3,404	$3,538
Included in other long-term liabilities	16,912	18,184

	$20,316	$21,722

We also had insurance receivables and indemnification assets included on the Condensed Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above. The amounts were as follows (in thousands):

	March 31, 2020	December 31, 2019
Insurance receivables and indemnification assets for claims under fully insured policies	$6,910	$7,491
Insurance receivables for claims that exceeded the stop loss limit	297	2,321

Total insurance receivables and indemnification assets included in other non-current assets	$7,207	$9,812

Leases
See Note 8, Leases, for further information regarding our lease commitments.
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
During the year ended December 31, 2018, we entered into an agreement with one of our suppliers to purchase a portion of the insulation materials we utilize across our business. This agreement is effective January 1, 2019 through December 31, 2021 with a purchase obligation of $22.6 million for 2020 and $15.0 million for 2021. For the three months ended March 31, 2020, we have satisfied $1.8 million of our purchase obligation under this agreement.
NOTE 16 - BUSINESS COMBINATIONS
As part of our ongoing strategy to expand geographically and increase market share in certain markets, we completed two business combinations during the three months ended March 31, 2020 and one business combination during the three months ended March 31, 2019 and one insignificant tuck-in
acquisition merged into existing operations during the three months ended March 31, 2019, in which we acquired 100% of the voting equity interests in each.
The largest of these acquisitions were Royals Commercial Services, Inc. (“Royals”) in March 2020 and 1st State Insulation, LLC (“1st State Insulation”) in March 2019. Below is a summary of each significant acquisition by year, including revenue and net (loss)/income since date of acquisition, shown for the year acquisition. Where noted, “Other” represents acquisitions that were individually immaterial in that year. Net (loss)/income, as noted below, includes amortization, taxes and interest allocations when appropriate.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended March 31, 2020 (in thousands):

						Three months ended March 31, 2020
2020 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Loss
Royals	2/29/2020	Asset	$7,590	$2,500	$10,090	$784	$(87)
Other	1/13/2020	Asset	911	70	981	226	(21)

			$8,501	$2,570	$11,071	$1,010	$(108)

For the three months ended March 31, 2019 (in thousands):

						Three months ended March 31, 2019
2019 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income
1st State Insulation	3/18/2019	Asset	$5,125	$1,355	$6,480	$488	$23

Acquisition-related costs recorded within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to $0.7 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively. The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed. We expect to deduct approximately $3.0 million of goodwill for tax purposes as a result of 2020 acquisitions.
Purchase Price Allocations
The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in thousands):

	As of March 31, 2020			As of March 31, 2019
	Royals	Other	Total	1st State
Estimated fair values:
Accounts receivable	$2,848	$—	$2,848	$—
Inventories	305	70	375	291
Other current assets	430	11	441	—
Property and equipment	627	119	746	989
Intangibles	3,930	582	4,512	3,382
Goodwill	2,986	206	3,192	1,857
Other non-current assets	58	8	66	—
Accounts payable and other current liabilities	(1,059)	(15)	(1,074)	(39)
Deferred income tax liabilities	(35)	—	(35)	—

Fair value of assets acquired and purchase price	10,090	981	11,071	6,480
Less seller obligations	2,500	70	2,570	1,355

Cash paid	$7,590	$911	$8,501	$5,125

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
Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed, contingent

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
consideration
is settled and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Goodwill and intangibles per the above table may not agree to the total gross increases of these assets as shown in Note 5, Goodwill and Intangibles, during each of the three months ended March 31, 2020 and 2019 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added during the ordinary course of business. In addition, goodwill and intangibles increased during the three months ended March 31, 2019 due to a small tuck-in
acquisition merged into existing operations that does not appear in the above table as discussed above.
Estimates of acquired intangible assets related to the acquisitions are as follows (in thousands):

	For the three months ended March 31,
	2020		2019
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$2,611	8	$2,100	8
Trademarks and trade names	1,145	15	999	15
Non-competition agreements	227	5	283	5
Backlog	529	2	—	—

Pro Forma Information
The unaudited pro forma information for the combined results of the Company has been prepared as if the 2020 acquisitions had taken place on January 1, 2019 and the 2019 acquisitions had taken place on January 1, 2018. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2019 and 2018, respectively, and the unaudited pro forma information does not purport to be indicative of future financial operating results (in thousands, except per share data):

	Unaudited pro forma for the three months ended March 31,
	2020	2019
Net revenue	$399,120	$359,209
Net income	16,125	9,578
Basic and diluted net income per share	0.54	0.32

Unaudited pro forma net income reflects additional intangible asset amortization expense of $0.1 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively, as well as additional income tax expense of $49 thousand and $0.3 million for the three months ended March 31, 2020 and 2019, respectively, that would have been recorded had the 2020 acquisitions taken place on January 1, 2019 and the 2019 acquisitions taken place on January 1, 2018.
NOTE 17 - INCOME PER COMMON SHARE
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method was 209 thousand and 127 thousand shares for the three months ended March 31, 2020 and 2019, respectively. Approximately five thousand shares and nine thousand shares of potential common stock was not included in the calculation of diluted net income per common share for the three months ended March 31, 2020 and 2019, respectively, because the effect would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in “Item 1. Financial Statements” of this Form
 10-Q,
as well as our 2019 Form
10-K.
OVERVIEW
We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products, including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving, mirrors and other products throughout the United States. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects in all 48 continental states and the District of Columbia from our national network of over 180 branch locations. Substantially all of our net revenue comes from service-based installation of these products in the residential new construction, repair and remodel and commercial construction end markets. We believe our business is well positioned to continue to profitably grow over the long-term due to our strong balance sheet, liquidity and our continuing acquisition strategy. See
“COVID-19
Impacts” within the Key Factors Affecting Our Operating Results section below for a discussion of short-term impacts to our business.
A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, consumer confidence, employment rates, housing inventory levels, foreclosure rates, the health of the economy and availability of mortgage financing. The strategic acquisitions of multiple companies over the last several years contributed meaningfully to our 16.1% increase in net revenue during the three months ended March 31, 2020 compared to 2019.
2020 First Quarter Highlights
Net revenue increased 16.1% to $397.3 million while gross profit increased 30.0% to $116.3 million during the three months ended March 31, 2020 compared to 2019. We also generated approximately $35.9 million of cash from operating activities, and at March 31, 2020 we had $213.7 million of cash and cash equivalents and investments. We have not drawn on our existing $200 million revolving line of credit. The increase in net revenue and gross profit was primarily driven by selling price increases, the contribution of our recent acquisitions and growth across our end markets and products. We experienced strong sales growth year-over-year as reflected in the sales and relative performance metrics detailed below.

The following table shows key measures of performance we utilize to evaluate our results:

	Three months ended March 31,
	2020	2019
Period-over-period Growth
Sales Growth	16.1%	13.4%
Same Branch Sales Growth (1)	12.1%	7.4%

Single-Family Sales Growth (2)	11.0%	14.4%
Single-Family Same Branch Sales Growth (1)(2)	5.9%	6.5%

Residential Sales Growth (3)	14.2%	13.8%
Residential Same Branch Sales Growth (1)(3)	9.7%	7.0%

Same Branch Sales Growth
Volume Growth (1)(4)	-0.2%	3.4%
Price/Mix Growth (1)(5)	12.1%	4.1%
Large Commercial Sales Growth (1)	14.1%	6.6%

U.S. Housing Market (6)
Total Completions Growth	-2.2%	5.7%
Single-Family Completions Growth (2)	2.4%	4.2%
(1)	Same-branch basis represents period-over-period growth for branch locations owned greater than 12 months as of each financial statement date.
(2)	Calculated based on period-over-period growth in the single-family subset of the residential new construction end market.
(3)	Calculated based on period-over-period growth in the residential new construction end market.
(4)	Excludes the large commercial end market; calculated as period-over-period change in the number of completed same-branch residential new construction and repair and remodel jobs.
(5)	Excludes the large commercial end market; defined as change in the mix of products sold and related pricing changes and calculated as the change in period-over-period average selling price per same-branch residential new construction and repair and remodel jobs multiplied by total current year jobs. The mix of end customer and product would have an impact on the year-over-year price per job.
(6)	U.S. Census Bureau data, as revised.
We feel the revenue growth measures are important indicators of how our business is performing, however, we may rely on different metrics in the future. We also utilize gross profit percentage as shown in the following section to monitor our most significant variable costs and to evaluate labor efficiency and success at passing increasing costs of materials to customers.

Net revenue, cost of sales and gross profit
The components of gross profit were as follows (in thousands):

	Three months ended March 31,
	2020	Change	2019
Net revenue	$397,331	16.1%	$342,135
Cost of sales	281,071	11.2%	252,697

Gross profit	$116,260	30.0%	$89,438

Gross profit percentage	29.3%		26.1%
Net revenue increased during the three months ended March 31, 2020 compared to 2019 due primarily to acquisitions, organic growth from our existing branches and increased selling prices. We estimate net revenue during the first quarter of 2020 was reduced by a range of $2.0 million to $2.5 million due to the
COVID-19
health crisis. As a percentage of net revenue, gross profit increased during the three months ended March 31, 2020 compared to 2019 attributable primarily to achieving higher selling prices on relatively stable material costs, as evidenced by our 12.1% improvement in pricing and customer and product mix calculated based on all our combined markets excluding the large commercial end market. Labor utilization improved, in part, as a result of lower installer turnover due to investments in our financial wellness plan, our longevity stock compensation plan for installers and assistance from our Installed Building Products Foundation. However, restrictions limiting the number of laborers on a jobsite and our internal standards for social distancing practices impacted the number of completed jobs and operational efficiencies across our end markets during the first quarter of 2020. As of March 31, 2020, approximately 90% of our branches are located in markets where construction was deemed an “essential” business, leaving a portion of our branches in markets where work is severely limited. See
“COVID-19
Impacts” within the Key Factors Affecting Our Operating Results section below for further information.
Operating expenses
Operating expenses were as follows (in thousands):

	Three months ended March 31,
	2020	Change	2019
Selling	$20,355	18.8%	$17,130
Percentage of total net revenue	5.1%		5.0%
Administrative	$60,195	24.3%	$48,431
Percentage of total net revenue	15.1%		14.2%
Amortization	$6,680	13.5%	$5,888
Percentage of total net revenue	1.7%		1.7%
Selling
The dollar increases in selling expenses for the three months ended March 31, 2020 were primarily driven by an increase in selling wages and commissions to support our increased net revenue of 16.1%. Selling expense as a percentage of sales slightly increased for the three months ended March 31, 2020 compared to 2019 primarily due to timing of credit losses and collections as well as additional loss reserves recorded as a result of adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). See Note 4, Credit Losses, for more information.
Administrative
The dollar increases in administrative expenses for the three months ended March 31, 2020 were primarily due to an increase in wages, benefits and facility costs attributable to both acquisitions and organic growth. Administrative expense increased as a percentage of sales for the three months ended March 31, 2020 compared to 2019 primarily due to increases to variable employee expenses as a result of improved company performance and higher health insurance expenses.

Other expense, net
Other expense, net was as follows (in thousands):

	Three months ended March 31,
	2020	Change	2019
Interest expense, net	$7,358	29.6%	$5,676
Other	—	-100.0%	125

Total other expense, net	$7,358	26.8%	$5,801

The increase in interest expense, net during the three months ended March 31, 2020 compared to 2019 was primarily due to increased debt levels associated with financing transactions that occurred in the second half of 2019.
Income tax provision
Income tax provision and effective tax rates were as follows (in thousands):

	Three months ended March 31,
	2020	2019
Income tax provision	$5,684	$3,354
Effective tax rate	26.2%	27.5%
During the three months ended March 31, 2020, our effective tax rate was 26.2%. The rates for both periods were unfavorably impacted by separate tax filing entities in a loss position for which a full valuation allowance is required, resulting in no tax benefit for recognized losses.
Other comprehensive loss, net of tax
Other comprehensive loss, net of tax was as follows (in thousands):

	Three months ended March 31,
	2020	2019
Unrealized loss on cash flow hedge, net of taxes	$(5,608)	$(2,749)
During the three months ended March 31, 2020, our cash flow hedge position decreased primarily due to interest rate declines partially driven by market responses to the COVID-19 pandemic.
KEY FACTORS AFFECTING OUR OPERATING RESULTS
Cost of Materials
We purchase the materials that we install primarily direct from manufacturers. The industry supply of materials we install has experienced disruptions in the past but has stabilized since the beginning of 2019. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations in 2020, to the extent that price increases cannot be passed on to our customers. We began to see improvement in our selling prices in the second quarter of 2019, and this continued into 2020 as evidenced by our 3.2% improvement in gross profit as a percentage of sales during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. We will continue to work with our customers to adjust selling prices to offset higher costs as they occur. See “COVID-19 Impacts” below for a discussion of the short-term impacts of the current economic climate on the availability of the materials we install.

Cost of Labor
Our business is labor intensive and the majority of our employees work as installers on local construction sites. We offer a comprehensive benefits package, which many of our local competitors are not able to provide, which will increase costs as we hire additional personnel. Our workers’ compensation costs also continue to increase as we employ additional personnel.
We experienced strong employee retention, turnover and labor efficiency rates in the three months ended March 31, 2020. We believe this is partially a result of various programs meant to benefit our employees, including our financial wellness plan, longevity stock compensation plan for employees and assistance from the Installed Building Products Foundation meant to benefit our employees, their families and their communities. While improved retention drives lower costs to recruit and train new employees, resulting in greater installer productivity, these improvements are somewhat offset by the additional costs of these incentives. See “COVID-19 Impacts” below for a discussion of the short-term impacts of the current economic climate on our workforce.
COVID-19
Impacts
In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China. Since then, the virus has spread globally, including to the United States. In response, the World Health Organization declared the outbreak a pandemic and the U.S. Secretary of Health and Human Services has declared a public health emergency. The COVID-19 pandemic has caused significant volatility, uncertainty and economic disruption. Public health organizations and international, federal, state and local governments have implemented measures to combat the spread of COVID-19, including restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. We cannot predict if federal, state and local governments will implement additional restrictions, when restrictions currently in place will expire or whether restrictions currently in place will become more restrictive.
We do not believe the various orders and restrictions or COVID-19 itself materially impacted our business in the first quarter of 2020. The U.S. housing market was robust in the latter months of 2019 and experienced a strong start in 2020. At the end of March 2020, there were approximately seven months of single family housing units under construction in the United States, based on Census Bureau data. We believe this sizable industry backlog will provide us short-term relief from the volatility in industry housing starts. For example, our net revenue for the month ended April 30, 2020 increased approximately 2% over the same period in 2019 even though growth was limited by the closure of approximately 10% of our branches during the month (based on net revenue). Additionally, the numerous state orders for residents to shelter in place in response to COVID-19 had limited impact on IBP in the first quarter of 2020 because construction has been deemed “essential” in most of these states. The most notable exception to the “essential” classification for construction as of the filing date of this Quarterly Report on Form 10-Q is the state of New York, which accounted for less than 2% of our net revenue for the year ended December 31, 2019. Most of the work completed by our branches in this state has been halted since the latter half of March 2020. During portions of March, April and May of 2020 through the date of this filing, we also saw a temporary but significant reduction in activity in our branches located in six other states and the Bay Area of California, which collectively accounted for an additional 8% of our net revenue during the year ended December 31, 2019. The reduced activity in these areas was also attributable to construction being temporarily deemed non-essential during portions of March and April 2020, but those restrictions have been lifted as of the filing date of this 10-Q. Given the considerable uncertainty created by the COVID-19 pandemic and its potential effects, it is not possible to estimate the adverse impact to our second quarter or full year 2020 sales or other financial results at this time.

While we expect the COVID-19 outbreak and related events will have a negative effect on us, the full extent and scope of the impact on our business and industry, as well as national, regional and global markets and economies, depends on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic, additional government actions taken in response to the pandemic, the impact on construction activity and demand for homes (based on employment levels, consumer spending and consumer confidence). We expect branch closures, as well as broader impacts to the housing industry due to an anticipated reduction in housing starts, to negatively impact our business. While industry information has indicated that new home orders at some of the nation’s larger builders has slowed dramatically, home sales are still occurring. Industry experts currently anticipate housing starts will decline approximately 30% for the full year 2020, with the most dramatic decline in starts occurring during the second quarter and sequential improvement in each subsequent quarter. Based on the normal lag between starts and completions within the home building industry, we currently estimate that the market decline will have a more pronounced impact on our business in the third and fourth quarters of 2020. Specifically, we anticipate revenue, net income and cash from operations to fall below normal levels during these periods. In the commercial sector, our backlog remains strong and we have not yet seen a meaningful decrease in operations. In the future, certain large-scale infrastructure programs may be at risk in markets where construction has not been deemed “essential,” the need for such structures decline, project funding declines, or as consumer behaviors change. For example, reduced demand for office buildings and/or educational facilities, decreased airport traffic, or decreased usage of sports arenas or similar large commercial structures could impact our commercial end market.
Our management is focused on mitigating the impact of COVID-19 on our business and the risk to our employees and customers. We have taken a number of precautionary measures intended to mitigate these risks, including implementing detailed cleaning and disinfecting processes at our facilities, adhering to social distancing protocols, limiting the number of workers on our jobsites, suspending non-essential air travel and encouraging employees to work remotely when possible. As is common practice in our industry, installers are required to wear protective equipment in the process of completing their work and this practice has been extended to employees at our facilities and within general office spaces. We are prepared to take additional actions if necessary as suggested or required by various health agencies.
We continue to evaluate the nature and extent of the COVID-19 outbreak’s impact on our financial condition, results of operations and cash flows. Specific impacts of branch closures to date, as well as potential future impacts include, but are not limited to, the following:
•	Other than branches that serve states where construction has not been deemed “essential,” we have experienced limited business disruptions to date and therefore have not needed to implement significant continuity measures and have not incurred related expenditures to do so. Assuming a significant number of additional states or markets in which we operate do not reverse their current positions about construction being an “essential” business, we do not anticipate having to implement any additional measures in the future.
•	To date, we have not experienced a disruption in the supply of the various insulation products we install. All insulation manufacturers from which we purchase operate facilities in the continental U.S. and continue to timely ship material. We are monitoring suppliers of our other products and have had no issues to date acquiring the inventory we need to operate our business. We currently do not anticipate any significant issues with securing these other products in the future.
•	We have laid off or furloughed 563 employees in areas where construction has not been deemed “essential.” We expect to rehire a significant portion of those employees once restrictions are lifted and operations return to normal levels. To date, we have rehired nearly 280 employees in various markets after restrictions there were eased.
•	Our corporate office is fully operational, even though many employees are working remotely. As such, we have made no modifications to internal controls over financial reporting and have confidence controls are operating as designed. We have enhanced our efforts to mitigate cyber threats and phishing, given the number of employees working remotely. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact of their design and operating effectiveness.

•	While we did not experience an impact to our earnings, financial position and cash flows during the first quarter of 2020, we expect some impact in the remainder of 2020. There is much uncertainty surrounding these estimates and the magnitude of these impacts is therefore ambiguous at this time. We estimate limited impact to our Condensed Consolidated Balance Sheets other than a potential reduction in working capital due to the possibility of reduced net revenue and net income, although this will be mitigated somewhat by actions taken by management to limit spending during 2020. Trade accounts receivable may also be reduced somewhat by lower net revenue and a higher allowance for credit losses due to enhanced risk of uncollectibility from some customers. We anticipate revenue and net income will be negatively impacted in the remainder of 2020. While our cash from operations may decline over recent performance due to a decrease in expected net income driven by lower net revenue, we do not anticipate any issues meeting debt obligations or paying vendors timely given our strong liquidity and large cash reserves. See discussion of impacts to our liquidity within the Liquidity and Capital Resources section below.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES Act) was signed into law. The CARES Act provides numerous tax provision and other stimulus measures. We expect to benefit from the temporary suspension of certain payment requirements for the employer portion of Social Security taxes. We estimate that this will defer approximately $15 million to $20 million of payments, depending on the number of employees, that would have been paid during 2020, such that under the CARES Act, 50% of the amount will now be paid on December 31, 2021 and the remaining 50% will be paid on December 31, 2022. It is important to note that this does not impact the timing of the expense, only the timing of the payment. We also expect to benefit from the creation of certain refundable employee retention credits and the technical correction for qualified leasehold improvements, which provides for tax bonus depreciation. If we generate a net operating loss (“NOL”) in 2020, we would also expect to benefit from the five-year NOL carryback provisions. To the extent that states in which we operate provide for similar stimulus measures, we will evaluate potential benefits at the state-level as well.
In addition, we are adhering to the Families First Coronavirus Response Act (FFCRA) which requires employers to provide their employees with paid sick leave and extended family and medical leave for specified reasons related to COVID-19. Qualifying reasons for leave related to COVID-19 include when an employee is quarantined, is experiencing COVID-19 systems and is seeking a medical diagnosis, is being advised by a healthcare provider to self-quarantine, is caring for an individual subject to a quarantine order or self-quarantine situation, is caring for a child whose school or place of care is closed, or is experiencing any other substantially-similar condition specified by the U.S. Department of Health and Human Services. These provisions are in effect until December 31, 2020.
LIQUIDITY AND CAPITAL RESOURCES
Our capital resources primarily consist of cash from operations and borrowings under our various debt agreements and capital equipment leases and loans. Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and to meet required principal and interest payments. As discussed above, our cash reserves may also be used to fund payroll and other short-term requirements if our business is affected significantly by
COVID-19.
From time to time, we may also use our resources to fund our optional stock repurchase program in effect through March 1, 2021; however, we have temporarily suspended our share repurchase program in response to COVID-19. Our investments consist of highly liquid instruments primarily including corporate bonds and commercial paper. As of March 31, 2020, we had no outstanding borrowings under our asset-based lending credit facility (as defined below).
We believe that our cash flows from operations, combined with our current cash levels, highly liquid investments and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months as evidenced by our net positive cash flows from operations for the three months ended March 31, 2020 and 2019.
While the general economic environment within the United States and most markets around the world have been significantly impacted by the spread of COVID-19, prompting governmental and health agencies to issue unprecedented orders to close businesses not deemed “essential,” we believe we have robust capital resources at our immediate disposal to meet our needs. We have cash reserves and short-term investments of $213.7 million as of March 31, 2020 as well as access to $161.3 million under our ABL Revolver, net of $38.7 million of outstanding letters of credit. This amount available to us is based on eligible collateral, which may be reduced over time. While our cash from operations may decline later in the year due to factors described above, we believe it will remain at a level to fund our operations and not require us to draw on our ABL Revolver. However, as necessary or desirable, we may adjust or amend the terms of our credit facilities. With the uncertainty surrounding COVID-19, our ability to engage in such transactions may be constrained by volatile credit market conditions.
In response to COVID-19, we have taken a number of proactive steps to preserve cash and maximize our financial flexibility in order to efficiently manage through the COVID-19 pandemic. These actions include:
•	temporarily suspending stock repurchases under our share repurchase program;

•	temporarily delaying acquisition closings until the economic environment has stabilized;

•	suspending pay increases for our executive officers; and

•	eliminating non-essential travel.

See Part II, Item 1A, Risk Factors, for more information on the potential impacts from the COVID-19 pandemic and resulting economic strain.
LIBOR is used as a reference rate for our Term Loan and our interest rate swap agreements we use to hedge our interest rate exposure. In 2017, the Financial Conduct Authority (“FCA”), the authority that regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. Our Term Loan Agreement, as hereinafter defined, was amended on November 30, 2017 to include a mechanism to establish an alternative Eurodollar rate if certain circumstances arise such that LIBOR may no longer be used. Additionally, our ABL Credit Agreement includes a provision related to the potential discontinuance of LIBOR to be replaced with one or more Secured Overnight Financing Rate (SOFR) values or another alternate benchmark rate. However, if LIBOR ceases to exist after 2021, the interest rates under the alternative rate could be higher than LIBOR. In addition, LIBOR is used as a reference rate for our interest rate swap agreements we use to hedge our interest rate exposure. During the three months ended March 31, 2020, we adopted ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The purpose of this guidance is to provide relief for impacted areas as it relates to impending reference rate reform. We elected the practical expedient to continue to assert probability of hedged interest, regardless of any expected future modification in terms related to reference rate reform.
The following table summarizes our liquidity (in thousands):

	As of March 31, 2020	As of December 31, 2019
Cash and cash equivalents	$187,187	$177,889
Short-term investments	26,487	37,961
ABL Revolver	200,000	200,000
Less: outstanding letters of credit and cash collateral	(38,672)	(38,672)

Total liquidity (1)	$375,002	$377,178

(1)	Total liquidity reflects full borrowing base capacity under our asset-based lending credit facility (as defined below) and may be limited by certain cash collateral limitations depending upon the status of our borrowing base availability. These potential deductions would lower our available cash and cash equivalents balance shown in the table above. As of March 31, 2020, total liquidity would be reduced by $25.1 million due to these cash collateral limitations. In addition, total liquidity is further reduced by $10.0 million within cash and cash equivalents above which was deposited into a trust to serve as additional collateral for our workers’ compensation and general liability policies. This amount can be converted to a letter of credit at our discretion and would reduce the availability on our asset-based lending credit facility (as defined below) included in the table above.

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
Credit Facilities
In December 2019, we amended and restated our $400 million, seven-year term loan facility due April 2025 (the “Term Loan”) under our credit agreement (the “Term Loan Agreement”), dated as of April 13, 2017 (as previously amended by the First Amendment thereto dated November 30, 2017 and by the Second Amendment thereto dated June 19, 2018). The amended Term Loan (i) effects a repricing of the interest rate applicable to the term loans thereunder from LIBOR plus 2.50% to LIBOR plus 2.25% and (ii) replaces Royal Bank of Canada with Bank of America, N.A. as the administrative agent and collateral agent thereunder. As of March 31, 2020, we had $198.4 million, net of unamortized debt issuance costs, due on our Term Loan. The amended Term Loan also has a margin of 1.25% in the case of base rate loans.
In September 2019, we entered into a new asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement provides for an asset-based lending credit facility (the “ABL Revolver”) of up to $200.0 million with a five-year maturity, which replaced the Company’s previous revolving credit facility. Borrowing availability under the ABL Revolver is based on a percentage of the value of certain assets securing the Company’s obligations and those of the subsidiary guarantors thereunder. In connection with the Amended and Restated Term Loan, we entered into a Second Amendment (the “Second Amendment”) to the ABL/Term Loan Intercreditor Agreement with Bank of America, N.A., as ABL Agent for the lenders under the ABL Credit Agreement, and Bank of America, N.A., as Term Loan Agent for the lenders under the Term Loan. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of March 31, 2020 was $161.3 million.
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
At March 31, 2020, we were in compliance with all applicable covenants under the Term Loan Agreement, ABL Credit Agreement and the Senior Notes and we currently do not expect any covenant violations due to the impacts of COVID-19.
Derivative Instruments
As of March 31, 2020, we had two interest rate swaps, each with an associated floor, with a total beginning notional of $200.0 million, one that amortizes quarterly to $95.3 million at a maturity date of May 31, 2022 and one that amortizes quarterly to $93.3 million at a maturity date of April 15, 2025. These two swaps combined serve to hedge $195.5 million of the variable cash flows on our Term Loan as of March 31, 2020. We also had a forward interest rate swap with an associated floor beginning May 31, 2022 with a beginning notional of $100.0 million that amortizes quarterly to $97.0 million at a maturity date of April 15, 2025. These three swaps serve to hedge substantially all of the variable cash flows on our Term Loan until maturity.
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
Total gross assets relating to our Master Loan and Equipment Agreements were $133.8 million and $130.2 million as of March 31, 2020 and December 31, 2019, respectively. The net book value of assets under these agreements was $68.4 million and $68.2 million as of March 31, 2020 and December 31, 2019, respectively. See Note 7, Long-term Debt, for more information regarding our Master Loan and Security Agreement, Master Equipment Lease Agreement and Master Loan Agreements.
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

As of March 31, 2020
Performance bonds	$56,218
Insurance letters of credit and cash collateral	49,712
Permit and license bonds	7,460

Total bonds and letters of credit	$113,390

In January 2018, we posted $10.0 million into a trust to serve as additional collateral for our workers’ compensation and general liability policies. This collateral can be converted to a letter of credit at our discretion and is therefore not considered to be restricted cash.
Historical cash flow information
Cash flows from operating activities
Net cash provided by operating activities was $35.9 million and $15.9 million for the three months ended March 31, 2020 and 2019, respectively. Generally, the primary driver of our cash flows from operating activities is operating income adjusted for certain noncash items, offset by cash payments for taxes and interest on our outstanding debt. Our cash flows from operations can be impacted by the timing of our cash collections on sales and collection of retainage amounts. Historically, cash flows tend to be seasonally stronger in the third and fourth quarters as a result of increased construction activity. However, we expect cash from operating activities to fall below normal levels in these quarters during 2020 due to the impacts of COVID-19. See “COVID-19 Impacts” with the Key Factors Affecting our Operating Results section above for further information on short-term impacts to our cash from operations.
Cash flows from investing activities
Business Combinations
.
During the three months ended March 31, 2020 and 2019, we made cash payments of $8.5 million and $5.1 million, respectively, on various business combinations. The amount of cash paid is dependent on various factors, including the size and determined value of the business being acquired. See Note 16, Business Combinations, for more information regarding our acquisitions in 2020 and 2019.
Capital Expenditures
.
Total cash paid for property and equipment was $9.9 million and $8.7 million for the three months ended March 31, 2020 and 2019, respectively, and was primarily related to purchases of vehicles and various equipment to support our growing operations. We expect to continue to support any increases in future net revenue through further capital expenditures. A majority of these capital expenditures were subsequently reimbursed via various vehicle and equipment notes payable, with related cash inflows shown in cash flows from financing activities.
Other
. During the three months ended March 31, 2020 and 2019, we invested $0.8 million and $7.5 million, respectively, in short-term investments consisting primarily of corporate bonds and commercial paper and had $12.3 million and $7.5 million in short-term investments mature during the three months ended March 31, 2020 and 2019, respectively.
Cash flows from financing activities
We utilize our credit facilities and Senior Notes to support our operations and continuing acquisitions as well as fund our discretionary stock repurchase program. During the three months ended March 31, 2020 and 2019, we also received proceeds of $7.1 million and $4.9 million, respectively, from our fixed asset loans which serve to offset a significant portion of the capital expenditures included in cash outflows from investing activities as described above.

We made payments on these fixed asset loans and various other notes payable of $6.7 million and $3.9 million during the three months ended March 31, 2020 and 2019, respectively. We also made $0.7 million and $1.4 million in principal payments on our finance leases and paid $2.4 million and $2.8 million of acquisition-related obligations during the three months ended March 31, 2020 and 2019, respectively. Lastly, we paid $15.8 million to repurchase 443 thousand shares of our common stock during the three months ended March 31, 2020. In response to COVID-19, we have temporarily suspended our share repurchase program and temporarily delayed closing acquisitions.
Contractual Obligations
We had no significant changes to our obligations during the three months ended March 31, 2020.
Critical Accounting Policies and Estimates
During the three months ended March 31, 2020, we changed our accounting policy regarding allowances for credit losses and the testing of goodwill impairment. See Note 2, Significant Accounting Policies, for more information. There have been no other changes to our critical accounting policies and estimates from those previously disclosed in our 2019 Form
10-K.
Recently Adopted Accounting Pronouncements

Standard	Adoption
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326)
This pronouncement and subsequently-issued amendments change the accounting for credit losses on available-for-sale
debt securities and purchased financial assets with credit deterioration. In addition, these amendments require the measurement of all expected credit losses for financial assets, including trade accounts receivable, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. See Note 4, Credit Losses, for further information.

ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
This ASU addresses concerns over the cost and complexity of the two-step
goodwill impairment test; this pronouncement removes the second step of the goodwill impairment test. Going forward, an entity will apply a one-step
quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
This pronouncement amends Topic 820 to eliminate, add and modify certain disclosure requirements for fair value measurements. The adoption of this standard did not impact our financial statements or have a material effect on our disclosures.

ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)
This pronouncement contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The provisions of ASC 848 must be applied at a Topic, Subtopic or Industry Subtopic for all transactions other than derivatives, which may be applied at a hedging relationship level. The relief granted in ASC 848 is applicable only to legacy contracts if the amendments made to the agreements are solely for reference rate reform activities. We elected the practical expedient to continue to assert probability of hedged interest under our interest rate swap agreements, regardless of any expected future modification in terms related to reference rate reform.

Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market and industry conditions, our financial and business model, the impact of COVID-19 on our business and the economy, our efforts to navigate the material pricing environment, our ability to increase selling prices, our material and labor costs, demand for our services and product offerings, expansion of our national footprint and diversification, our ability to capitalize on the new home and commercial construction recovery, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability, the impact of COVID-19 on our financial results and expectations for demand for our services and our earnings in 2020. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, the duration, effect and severity of the COVID-19 crisis; the adverse impact of the COVID-19 crisis on our business and financial results, the economy and the markets we serve; general economic and industry conditions; the material price environment; the timing of increases in our selling prices and the factors discussed in the “Risk Factors” section of our 2019 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, as the same may be updated from time to time in our subsequent filings with the SEC. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of March 31, 2020, we had $198.4 million outstanding on the Term Loan, net of unamortized debt issuance costs, no outstanding borrowings on the ABL Revolver and no outstanding borrowings under finance leases subject to variable interest rates. Our two interest rate swaps, each with an associated floor, combine to reduce exposure to market risks on our Term Loan by $195.5 million as of March 31, 2020. As a result, total variable rate debt of $4.5 million was exposed to market risks as of March 31, 2020. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $45 thousand. Our Senior Notes accrued interest at a fixed rate of 5.75%.
For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

LIBOR is used as a reference rate for our Term Loan and our interest rate swap agreements we use to hedge our interest rate exposure. In 2017, the FCA announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. Our Term Loan Agreement was amended on November 30, 2017 to include a mechanism to establish an alternative Eurodollar rate if certain circumstances arise such that LIBOR may no longer be used. Additionally, our ABL Credit Agreement includes a provision related to the potential discontinuance of LIBOR to be replaced with one or more Secured Overnight Financing Rate (SOFR) values or another alternate benchmark rate. However, if LIBOR ceases to exist after 2021, the interest rates under the alternative rate could be higher than LIBOR. In addition, LIBOR is used as a reference rate for our interest rate swap agreements we use to hedge our interest rate exposure. During the three months ended March 31, 2020, we adopted ASU
2020-04,
Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The purpose of this guidance is to provide relief for impacted areas as it relates to impending reference rate reform. We elected the practical expedient to continue to assert probability of hedged interest, regardless of any expected future modification in terms related to reference rate reform.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules
13a-15(e)
and
15d-15(e).
Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of the employees at our corporate office are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 1. Financial Statements, Note 15, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.
Item 1A. Risk Factors
Except as set forth below, as of the date of this report, there have been no material changes for the three months ended March 31, 2020 from the risk factors as disclosed in our 2019 Form
10-K.
The
COVID-19
outbreak could have a material adverse effect on our business, financial condition, operating results and cash flows.
According to the World Health Organization (“WHO”), in December 2019 China reported a cluster of cases of pneumonia in Wuhan, Hubei Province later identified as a novel strain of coronavirus (COVID-19). In response, the WHO declared the outbreak a pandemic and the U.S. Secretary of Health and Human Services has declared a public health emergency. The COVID-19 pandemic has caused significant volatility, uncertainty and economic disruption. Public health organizations and international, federal, state and local governments have implemented measures to combat the spread of COVID-19, including restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. We cannot predict if federal, state and local governments will implement additional restrictions, when restrictions currently in place will expire or whether restrictions currently in place will become more restrictive.
Our business could be materially adversely affected by the COVID-19 outbreak and the global response. The Company and its customers’ businesses have generally been classified as “essential” businesses in most of the jurisdictions in which we operate, permitting us to continue operations in most of our markets. However, there can be no assurance that our operations will continue to be classified as “essential” in the future, or that we will not voluntarily limit or cease operations in one or more of our markets if we believe it is in our best interest. For example, our branches in the state of New York, which collectively represented less than 2% of our net revenue for the year ended December 31, 2019, have seen dramatic declines in operations due to construction not being deemed “essential” in those areas. Most of the work completed by our branches in this state has been halted since the latter half of March 2020. During portions of March, April and May of 2020 through the date of this filing, we also saw a temporary but significant reduction in activity in our branches located in six other states and the Bay Area of California, which collectively accounted for an additional 8% of our net revenue during the year ended December 31, 2019. The reduced activity in these areas was also attributable to construction being temporarily deemed non-essential during portions of March and April 2020, but those restrictions have been lifted as of the filing date of this 10-Q. To date, we have laid off or furloughed 563 employees in areas where construction has not been deemed “essential.” We have rehired nearly 280 of these employees and while we expect to rehire a significant portion of the remaining employees once restrictions are lifted and operations return to normal levels, there is no guarantee that operations will return to levels that will allow us to rehire all. Any employee layoffs or furloughs associated with branch closures or slowdowns are assumed to be temporary in nature but could result in long-term labor shortages in certain markets if we cannot rehire these employees once operations resume.
Further, the COVID-19 outbreak may have a material adverse impact on our customers and the homebuilding industry in general, as it has reduced employments levels and may adversely affect consumer spending or consumer confidence, which would decrease demand for homes. Based on the normal lag between starts and completions within the home building industry, we anticipate that a market decline could have an adverse impact on our business and financial results later this year. In the commercial sector, certain large-scale infrastructure programs may be at risk in markets where construction has not been deemed “essential,” the need for such structures decline, or as consumer behaviors change. For example, reduced demand for office buildings, decreased airport traffic or decreased usage of sports arenas could impact our commercial end market.
We are monitoring suppliers of our other products and have had no issues to date acquiring the inventory we need to operate our business. However, to the extent our suppliers are negatively impacted by the COVID-19 outbreak, there could be disruptions in our supply chain.
Our management is focused on mitigating the impact of COVID-19 on our business and the risk to our employees, which has partially diverted management’s attention away from normal business operations. Additionally, we have taken a number of precautionary measures intended to mitigate the impact of COVID-19 on our business and the risk to our employees, including implementing detailed cleaning and disinfecting processes at our facilities, adhering to social distancing protocols, limiting the number of workers on jobsites, suspending non-essential air travel and encouraging employees to work remotely when possible, which could adversely affect our business. Despite these measures, our key management personnel and/or a portion of our installer base could become temporarily or permanently incapacitated by COVID-19 or related complications. This could result in a material adverse impact on our business, financial condition, operating results and cash flows. While these and other measures we may take are believed to be temporary, they may continue until the outbreak is contained or indefinitely and could increase costs and amplify existing risks or introduce new risks that could adversely affect our business, including, but not limited to, internal controls and cybersecurity risks.
The continued spread of COVID-19 has adversely affected many industries as well as the economies and financial markets of many countries, including the United States, causing a significant deceleration of economic activity. This slowdown has reduced production, decreased the level of trade, and led to widespread corporate downsizing, causing a sharp increase in unemployment. In recent weeks, we have also seen significant disruption of and extreme volatility in the global capital markets, which could increase the cost of, or entirely restrict access to, capital. The impact of this outbreak on the U.S. and world economies is uncertain and, unless the outbreak is contained, these adverse impacts could worsen, impacting all segments of the global economy, and result in a significant recession or worse.

Considerable uncertainty still surrounds COVID-19 and its potential effects, and the extent of and effectiveness of any responses taken on a local, national and global level. To date, no fully effective vaccines or treatments have been developed and effective vaccines or treatments may not be discovered soon enough to protect against a worsening of the outbreak or to prevent COVID-19 from becoming endemic. While we expect the COVID-19 outbreak and related events will have a negative effect on us, the full extent and scope of the impact on our business and industry, as well as national, regional and global markets and economies, depends on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic, additional government actions taken in response to the pandemic, the impact on construction activity and demand for homes (based on employment levels, consumer spending and consumer confidence). Accordingly, our ability to conduct our business in the manner previously or currently expected could be materially and negatively affected, any of which could have a material adverse impact on our business, financial condition, operating results and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows the stock repurchase activity for the three months ended March 31, 2020:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1 - 31, 2020	—	$—	—	—
February 1 - 29, 2020	—	—	—	—
March 1 - 31, 2020	442,542	35.59	442,542	$44.9 million

	442,542	$35.59	442,542	$44.9 million

(1)	On February 26, 2018, our board of directors authorized a $50 million stock repurchase program effective March 2, 2018 and on October 31, 2018, our board of directors approved an additional stock repurchase program, effective November 6, 2018, pursuant to which we may purchase up to an additional $100 million of our outstanding common stock. On February 20, 2020, our board of directors approved extending the current stock repurchase program to March 1, 2021. During the three months ended March 31, 2020, we repurchased approximately 443 thousand shares of our common stock with an aggregate price of approximately $15.8 million, or $35.59 average price per share. We did not repurchase any shares during the three months ended March 31, 2019. In response to COVID-19, we have temporarily suspended our share repurchase program.

Item 3. Defaults Upon Senior Securities
There have been no material defaults in senior securities.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
(a)(3) Exhibits
The following exhibits are being filed as part of this Quarterly Report on Form
10-Q:

Exhibit Number	Description

31.1*	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101. CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101. DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Submitted electronically with the report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 8, 2020

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer