Form 10-Q
period 2020-09-30
Installed Building Products, Inc.
filed 2020-11-05
CIK 1580905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒
On October 28, 2020, the registrant had

29,800,535

shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$267,471	$177,889
Investments	1,220	37,961
Accounts receivable (less allowance for credit losses of $9,366 and $6,878 at September 30, 2020 and December 31, 2019, respectively)	258,940	244,519
Inventories	70,218	74,606
Other current assets	37,607	46,974

Total current assets	635,456	581,949
Property and equipment, net	104,900	106,410
Operating lease right-of-use assets	50,873	45,691
Goodwill	206,782	195,652
Intangibles, net	155,398	153,562
Other non-current assets	12,036	16,215

Total assets	$1,165,445	$1,099,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$24,156	$24,164
Current maturities of operating lease obligations	17,875	15,459
Current maturities of finance lease obligations	2,268	2,747
Accounts payable	86,898	98,871
Accrued compensation	43,310	33,636
Other current liabilities	47,734	39,272

Total current liabilities	222,241	214,149
Long-term debt	544,276	545,031
Operating lease obligations	32,431	29,785
Finance lease obligations	2,747	3,597
Deferred income taxes	3,704	9,175
Other long-term liabilities	55,859	47,711

Total liabilities	861,258	849,448
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 33,127,310 and 32,871,504 issued and 29,800,535 and 30,016,340 shares outstanding at September 30, 2020 and December 31, 2019, respectively	331	329
Additional paid in capital	197,486	190,230
Retained earnings	241,583	173,371
Treasury stock; at cost: 3,326,775 and 2,855,164 shares at September 30, 2020 and December 31, 2019, respectively	(123,488)	(106,756)
Accumulated other comprehensive loss	(11,725)	(7,143)

Total stockholders’ equity	304,187	250,031

Total liabilities and stockholders’ equity	$1,165,445	$1,099,479

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net revenue	$420,486	$396,449	$1,211,756	$1,110,398
Cost of sales	288,839	278,362	836,710	795,616

Gross profit	131,647	118,087	375,046	314,782
Operating expenses
Selling	20,843	19,398	60,209	54,431
Administrative	58,240	55,098	177,495	156,022
Amortization	6,974	6,156	20,378	18,065

Operating income	45,590	37,435	116,964	86,264
Other expense
Interest expense, net	7,564	8,458	22,679	19,783
Other	176	155	305	381

Income before income taxes	37,850	28,822	93,980	66,100
Income tax provision	9,773	7,610	24,578	17,135

Net income	$28,077	$21,212	$69,402	$48,965

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedge, net of tax (provision) benefit of ($408) and $575 for the three months ended September 30, 2020 and 2019, respectively, and $1,582 and $2,676 for the nine months ended September 30, 2020 and 2019, respectively	1,176	(1,726)	(4,582)	(8,021)

Comprehensive income	$29,253	$19,486	$64,820	$40,944

Basic net income per share	$0.95	$0.71	$2.35	$1.65

Diluted net income per share	$0.95	$0.71	$2.33	$1.64

Weighted average shares outstanding:
Basic	29,478,816	29,785,548	29,549,460	29,741,555
Diluted	29,698,028	29,877,056	29,737,716	29,839,873

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2020
(in thousands, except share amounts)

			Additional				Accumulated Other
	Common Stock		Paid In	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
BALANCE - July 1, 2019	32,871,504	$329	$186,182	$132,965	(2,854,496)	$(106,748)	$(6,726)	$206,002

Net income				21,212				21,212
Surrender of common stock awards					(259)	(8)		(8)
Share-based compensation expense			1,933					1,933
Share-based compensation issued to directors			101					101
Other comprehensive loss, net of tax							(1,726)	(1,726)

BALANCE - September 30, 2019	32,871,504	$329	$188,216	$154,177	(2,854,755)	$(106,756)	$(8,452)	$227,514

			Additional				Accumulated Other
	Common Stock		Paid In	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
BALANCE - July 1, 2020	33,124,237	$331	$195,288	$213,506	(3,325,049)	$(123,488)	$(12,901)	$272,736

Net income				28,077				28,077
Issuance of common stock awards to employees	3,073							—
Surrender of common stock awards					(1,726)			—
Share-based compensation expense			2,094					2,094
Share-based compensation issued to directors			104					104
Other comprehensive income, net of tax							1,176	1,176

BALANCE - September 30, 2020	33,127,310	$331	$197,486	$241,583	(3,326,775)	$(123,488)	$(11,725)	$304,187

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2020
(in thousands, except share amounts)

			Additional				Accumulated Other
	Common Stock		Paid In	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
BALANCE - January 1, 2019	32,723,972	$327	$181,815	$105,212	(2,808,361)	$(104,425)	$(431)	$182,498

Net income				48,965				48,965
Issuance of common stock awards to employees	139,862	2	(2)					—
Surrender of common stock awards					(46,394)	(2,331)		(2,331)
Share-based compensation expense			6,144					6,144
Share-based compensation issued to directors	7,670		259					259
Other comprehensive loss, net of tax							(8,021)	(8,021)

BALANCE - September 30, 2019	32,871,504	$329	$188,216	$154,177	(2,854,755)	$(106,756)	$(8,452)	$227,514

			Additional				Accumulated Other
	Common Stock		Paid In	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
BALANCE - January 1, 2020	32,871,504	$329	$190,230	$173,371	(2,855,164)	$(106,756)	$(7,143)	$250,031

Net income				69,402				69,402
Cumulative effect of accounting changes, net of tax				(1,190)				(1,190)
Issuance of common stock awards to employees	249,435	2	(2)					—
Surrender of common stock awards					(29,069)	(973)		(973)
Share-based compensation expense			7,029					7,029
Share-based compensation issued to directors	6,371		229					229
Common stock repurchase					(442,542)	(15,759)		(15,759)
Other comprehensive loss, net of tax							(4,582)	(4,582)

BALANCE - September 30, 2020	33,127,310	$331	$197,486	$241,583	(3,326,775)	$(123,488)	$(11,725)	$304,187

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$69,402	$48,965
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	30,850	28,575
Amortization of operating lease right-of-use assets	13,281	11,597
Amortization of intangibles	20,378	18,065
Amortization of deferred financing costs and debt discount	1,000	845
Provision for credit losses	3,839	3,173
Write-off of debt issuance costs	—	2,774
Gain on sale of property and equipment	(592)	(69)
Noncash stock compensation	8,050	6,442
Deferred income taxes	(3,405)	—
Amortization of terminated interest rate swap	508	—
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(9,624)	(29,144)
Inventories	5,983	(852)
Other assets	9,027	(4,845)
Accounts payable	(14,746)	2,535
Income taxes receivable/payable	14,192	13,487
Other liabilities	(4,259)	4,969

Net cash provided by operating activities	143,884	106,517

Cash flows from investing activities
Purchases of investments	(776)	(17,352)
Maturities of short term investments	37,473	22,560
Purchases of property and equipment	(25,515)	(37,267)
Acquisitions of businesses	(38,825)	(24,740)
Proceeds from sale of property and equipment	828	563
Other	(2,662)	(1,795)

Net cash used in investing activities	(29,477)	(58,031)

Cash flows from financing activities
Proceeds from senior notes	—	300,000
Payments on term loan	—	(195,750)
Proceeds from vehicle and equipment notes payable	17,759	23,767
Debt issuance costs	(157)	(5,191)
Principal payments on long-term debt	(19,801)	(15,278)
Principal payments on finance lease obligations	(1,998)	(3,398)
Acquisition-related obligations	(3,896)	(5,797)
Repurchase of common stock	(15,759)	—
Surrender of common stock awards by employees	(973)	(2,331)

Net cash (used in) provided by financing activities	(24,825)	96,022

Net change in cash and cash equivalents	89,582	144,508
Cash and cash equivalents at beginning of period	177,889	90,442

Cash and cash equivalents at end of period	$267,471	$234,950

Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$24,130	$17,746
Income taxes, net of refunds	13,798	3,790
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease obligations	18,340	11,593
Termination of operating lease obligations and right-of-use assets	—	(2,814)
Property and equipment obtained in exchange for finance lease obligations	853	2,175
Seller obligations in connection with acquisition of businesses	6,965	4,322
Unpaid purchases of property and equipment included in accounts payable	1,229	1,527

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
The COVID-19 pandemic has caused significant volatility, uncertainty and economic disruption. Many public health organizations and international, federal, state and local governments implemented measures to combat the spread of COVID-19 during portions of the first nine months of 2020 with some of these restrictions still in place as of the date of filing of this Quarterly Report on Form 10-Q. Some of these measures include restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. We do not believe the various orders and restrictions or COVID-19 itself significantly impacted our business in the first nine months of 2020. However, the extent to which COVID-19 will impact our future operations, customers, suppliers, employees and financial results is uncertain. The future impact of COVID-19 on our financial results depends on numerous factors including government actions and the resulting impact on construction activity, the effect on our customers’ demand for our services, and the ability of our customers to pay for our services.
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
Our interim operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected in future operating quarters.
Note 2 to the audited consolidated financial statements in our 2019 Form
10-K
describes the significant accounting policies and estimates used in preparation of the audited consolidated financial statements. Other than the recently implemented accounting policies described below, there have been no changes to our significant accounting policies during the three or nine months ended September 30, 2020.

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
Accounting Standards Codification (“ASC”)
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We disaggregate our revenue from contracts with customers by end market and product, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenues disaggregated by end market and product (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
Residential new construction	$315,434	75%	$297,003	75%	$912,095	75%	$840,806	76%
Repair and remodel	28,625	7%	25,029	6%	75,702	6%	71,254	6%
Commercial	76,427	18%	74,417	19%	223,959	19%	198,338	18%

Net revenues	$420,486	100%	$396,449	100%	$1,211,756	100%	$1,110,398	100%

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
Insulation	$268,292	64%	$253,311	64%	$779,045	64%	$710,005	64%
Waterproofing	33,272	8%	32,781	8%	89,855	7%	84,024	8%
Shower doors, shelving and mirrors	29,282	7%	27,011	7%	85,199	7%	77,828	7%
Garage doors	24,001	6%	22,336	6%	68,655	6%	65,790	6%
Rain gutters	17,295	4%	13,366	3%	41,942	4%	37,561	3%
Window blinds	12,166	3%	10,615	3%	34,651	3%	30,780	3%
Other building products	36,178	8%	37,029	9%	112,409	9%	104,410	9%

Net revenues	$420,486	100%	$396,449	100%	$1,211,756	100%	$1,110,398	100%

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
Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Contract assets	$22,328	$22,138
Contract liabilities	(11,237)	(8,888)
Uncompleted contracts were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Costs incurred on uncompleted contracts	$136,522	$110,818
Estimated earnings	75,338	61,185

Total	211,860	172,003
Less: Billings to date	196,640	155,599

Net under billings	$15,220	$16,404

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net under billings were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$22,328	$22,138
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(7,108)	(5,734)

Net under billings	$15,220	$16,404

The difference between contract assets and contract liabilities as of September 30, 2020 compared to December 31, 2019 is primarily the result of timing differences between our performance of obligations under contracts and customer payments. During the three and nine months ended September 30, 2020, we recognized $0.2 million and $7.7 million of revenue, respectively, that was included in the contract liability balance at December 31, 2019. We did not recognize any impairment losses on our receivables and contract assets during the three and nine months ended September 30, 2020 or 2019.
Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $71.3 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.
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
NOTE 4 - CREDIT LOSSES
On January 1, 2020 we adopted ASU
2016-13,
“Financial Instruments – Credit Losses (
ASC
 326): Measurement of Credit Losses on Financial Instruments” under the modified retrospective approach.
ASC
 326 replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables, retainage receivables and contract assets (unbilled receivables). Results for reporting periods beginning after January 1, 2020 are presented under
ASC
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
Changes in our allowance for credit losses were as follows (in thousands):

Balance as of January 1, 2020	$6,878
Cumulative effect of change in accounting principle	1,600
Current period provision	3,839
Recoveries collected and other	466
Amounts written off	(3,417)

Balance as of September 30, 2020	$9,366

NOTE 5 - INVESTMENTS
Cash and cash equivalents includes investments in money market funds that are valued based on the net asset value of the funds. The investments in these funds were $170.3 million and $99.2 million as of September 30, 2020 and December 31, 2019, respectively.
All other investments are classified as
held-to-maturity
and typically consist of highly liquid instruments, including corporate bonds and commercial paper. As of September 30, 2020 and December 31, 2019, the amortized cost of these investments equaled the net carrying value, which was $1.2 million and $38.0 million, respectively. All held-to-maturity
securities as of September 30, 2020 mature in one year or less. See Note 9, Fair Value Measurements, for additional information.
NOTE 6 - GOODWILL AND INTANGIBLES
We anticipate that the
COVID-19
pandemic could continue to have an impact on the homebuilding industry in general, as it could result in further business interruptions (government-mandated or otherwise) and could affect, among other factors, employment levels, consumer spending and consumer confidence, which could decrease demand for homes, adversely affecting our business. As such, we considered whether impairment indicators arose through the date of filing of this Quarterly Report on Form
10-Q
for our goodwill, long-lived assets and other intangible assets and concluded that no such factors exist. While we ultimately concluded that our goodwill, long-lived assets and other intangibles assets were not impaired as of September 30, 2020, we will continue to assess impairment indicators related to the impact of the
COVID-19
pandemic on our business.
Goodwill
The change in carrying amount of goodwill was as follows (in thousands):

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)
January 1, 2020	$265,656	$(70,004)	$195,652
Business Combinations	11,250	—	11,250
Other	(120)	—	(120)

September 30, 2020	$276,786	$(70,004)	$206,782

Other changes included in the above table include minor adjustments for the purchase price
allocation of certain acquisitions still under measurement. For additional information regarding changes to goodwill resulting from acquisitions, see Note 16, Business Combinations.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Intangibles, net
The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in thousands):

	As of September 30,			As of December 31,
	2020			2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangibles:
Customer relationships	$184,562	$83,719	$100,843	$169,334	$69,388	$99,946
Covenants not-to-compete	18,944	12,761	6,183	16,959	10,617	6,342
Trademarks and tradenames	73,543	26,042	47,501	69,718	22,609	47,109
Backlog	15,256	14,385	871	14,080	13,915	165

	$292,305	$136,907	$155,398	$270,091	$116,529	$153,562

The gross carrying amount of intangibles increased approximately $22.2 million during the nine months ended September 30, 2020 primarily due to business combinations. For more information, see Note 16, Business Combinations. Remaining estimated aggregate annual amortization expense is as follows (amounts, in thousands, are for the fiscal year ended):

Remainder of 2020	$7,069
2021	27,621
2022	26,037
2023	23,126
2024	19,611
Thereafter	51,934
NOTE 7 - LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2020	2019
Senior Notes due 2028, net of unamortized debt issuance costs of $4,380 and $4,823, respectively	$295,620	$295,177
Term loan, net of unamortized debt issuance costs of $1,426 and $1,662, respectively	198,574	198,338
Vehicle and equipment notes, maturing through September 2025; payable in various monthly installments, including interest rates ranging from 1.9% to 4.8%	70,846	72,714
Various notes payable, maturing through March 2025; payable in various monthly installments, including interest rates ranging from 2.0% to 6.0%	3,392	2,966

	568,432	569,195
Less: current maturities	(24,156)	(24,164)

Long-term debt, less current maturities	$544,276	$545,031

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Remaining required repayments of debt principal, gross of unamortized debt issuance costs, as of September 30, 2020 are as follows (in thousands):

Remainder of 2020	$6,757
2021	22,694
2022	18,962
2023	13,760
2024	7,839
Thereafter	504,226
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
(the “Term Loan”) under our credit agreement (the “Term Loan Agreement”), dated as of April 13, 2017 (as previously amended by the First Amendment thereto dated November 30, 2017 and by the Second Amendment thereto dated June 19, 2018). The amended Term Loan (i) effects a repricing of the interest rate applicable to the term loans thereunder from LIBOR plus 2.50% to LIBOR plus 2.25% and (ii) replaces Royal Bank of Canada with Bank of America, N.A. as the administrative agent and collateral agent thereunder. As of September 30, 2020, we had $198.6 million, net of unamortized debt issuance costs, due on our Term Loan. The amended Term Loan also has a margin of 1.25% in the case of base rate loans.
In September 2019, we entered into a new asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement provides for an asset-based lending credit facility (the “ABL Revolver”) of up to $200.0 million with a five-year maturity, which replaced the Company’s previous revolving credit facility. Borrowing availability under the ABL Revolver is based on a percentage of the value of certain assets securing the Company’s obligations and those of the subsidiary guarantors thereunder. In connection with the Amended and Restated Term Loan, we entered into a Second Amendment (the “Second Amendment”) to the ABL/Term Loan Intercreditor Agreement with Bank of America, N.A., as ABL Agent for the lenders under the ABL Credit Agreement, and Bank of America, N.A., as Term Loan Agent for the lenders under the Amended and Restated Term Loan. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of September 30, 2020 was $161.3 million.
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
Vehicle and Equipment Notes
We are party to a Master Loan and Security Agreement (“Master Loan and Security Agreement”), a Master Equipment Lease Agreement (“Master Equipment Agreement”) and one or more Master Loan Agreements (“Master Loan Agreements” and together with the Master Loan and Security Agreement and Master Equipment Agreement the “Master Loan Equipment Agreements”) with various lenders to provide financing for the purpose of purchasing or leasing vehicles and equipment used in the normal course of business. Each financing arrangement under these agreements constitutes a separate note and obligation. Vehicles and equipment purchased or leased under each financing arrangement serve as collateral for the note applicable to such financing arrangement. Regular payments are due under each note for a period of typically 60 consecutive months after the incurrence of the obligation. The specific terms of each note are based on specific criteria, including the type of vehicle or equipment and the market interest rates at the time. No termination date applies to these agreements. As of September 30, 2020, approximately $67.7 million of the various loan agreements was available for purchases of equipment.
Total gross assets relating to our Master Loan and Equipment Agreements were $134.4 million and $130.2 million as of September 30, 2020 and December 31, 2019, respectively. The net book value of assets under these agreements was $66.2 million and $68.2 million as of September 30, 2020 and December 31, 2019, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet:

(in thousands)	Classification	As of September 30, 2020	As of December 31, 2019
Assets
Non-Current
Operating	Operating lease right-of-use assets	$50,873	$45,691
Finance	Property and equipment, net	5,598	7,148

Total lease assets		$56,471	$52,839

Liabilities
Current
Operating	Current maturities of operating lease obligations	$17,875	$15,459
Financing	Current maturities of finance lease obligations	2,268	2,747
Non-Current
Operating	Operating lease obligations	32,431	29,785
Financing	Finance lease obligations	2,747	3,597

Total lease liabilities		$55,321	$51,588

Weighted-average remaining lease term:
Operating leases		4.2 years
Finance leases		2.7 years
Weighted-average discount rate:
Operating leases		3.91%
Finance leases		5.02%
Lease Costs
The table below presents certain information related to the lease costs for finance and operating leases:

		Three months ended September 30,		Nine months ended September 30,
(in thousands)	Classification	2020	2019	2020	2019
Operating lease cost (1)	Administrative	$5,760	$5,225	$16,972	$15,266
Finance lease cost
Amortization of leased assets (2)	Cost of sales	856	1,144	2,762	3,955
Interest on finance lease obligations	Interest expense, net	64	84	207	268

Total lease costs		$6,680	$6,453	$19,941	$19,489

(1)
Includes variable lease costs of $0.6 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $1.9 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively, and short-term lease costs of $0.2 million for each of the three months ended September 30, 2020 and 2019, respectively, and $0.6 million for each of the nine months ended September 30, 2020 and 2019, respectively.

(2)
Includes variable lease costs of $0.2 million for each of the three months ended September 30, 2020 and 2019, respectively, and $0.6 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Information
The table below presents supplemental cash flow information related to leases (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,949	$4,488	$14,501	$13,009
Operating cash flows for finance leases	64	84	207	268
Financing cash flows for finance leases	606	917	1,998	3,398
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Condensed Consolidated Balance Sheet as of September 30, 2020 (in thousands):

	Finance Leases	Operating Leases
		Related Party	Other	Total Operating
Remainder of 2020	$761	$302	$4,817	$5,159
2021	2,203	1,061	17,319	18,340
2022	1,209	986	11,598	12,584
2023	848	534	6,467	7,001
2024	434	548	3,135	3,683
Thereafter	69	1,086	6,924	8,010

Total minimum lease payments	5,524	$4,517	$50,260	54,777

Less: Amounts representing executory costs	(103)			—
Less: Amounts representing interest	(406)			(4,471)

Present value of future minimum lease payments	5,015			50,306
Less: Current obligation under leases	(2,268)			(17,875)

Long-term lease obligations	$2,747			$32,431

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
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During each of the three and nine months ended September 30, 2020 and 2019, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.
Estimated Fair Value of Financial Instruments
Accounts receivable, accounts payable and accrued liabilities as of September 30, 2020 and December 31, 2019 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of certain long-term debt, including the Term Loan and ABL Revolver as of September 30, 2020 and December 31, 2019, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of our operating lease right-of-use
assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of September 30, 2020 and December 31, 2019. All debt classifications represent Level 2 fair value measurements.

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

	As of September 30, 2020				As of December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$170,307	$170,307	$—	$—	$99,242	$99,242	$—	$—
Derivative financial instruments	1,759	—	1,759	—	—	—	—	—

Total financial assets	$172,066	$170,307	$1,759	$—	$99,242	$99,242	$—	$—

Financial liabilities:
Contingent consideration	$3,363	$—	$—	$3,363	$3,854	$—	$—	$3,854
Derivative financial instruments	129	—	129	—	9,446	—	9,446	—

Total financial liabilities	$3,492	$—	$129	$3,363	$13,300	$—	$9,446	$3,854

See Note 5, Investments, for more information on cash equivalents included in the table above. Also see Note 10, Derivatives and Hedging Activities, for more information on derivative financial instruments.
The change in fair value of the contingent consideration (a Level 3 input) was as follows (in thousands):

Contingent consideration liability - January 1, 2020	$3,854
Preliminary purchase price	2,000
Fair value adjustments	(360)
Accretion in value	532
Amounts cancelled	(30)
Amounts paid to sellers	(2,633)

Contingent consideration liability - September 30, 2020	$3,363

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

	As of September 30, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments	$1,220	$1,221	$37,961	$37,958
Senior Notes (1)	300,000	316,215	300,000	321,114

(1)	Excludes the impact of unamortized debt issuance costs.

INSTALLED
BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

See Note 5, Investments, for more information on investments included in the table above. Also see Note 7, Debt, for more information on our Senior Notes.
NOTE 10 - DERIVATIVES AND HEDGING ACTIVITIES
Cash Flow Hedges of Interest Rate Risk
Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the nine months ended September 30, 2020, we used interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of September 30, 2020, we have not posted any collateral related to these agreements.
During the three months ended September 30, 2020, we terminated our two existing interest rate swaps and our forward interest rate swap and simultaneously entered into a new forward interest rate swap beginning July 30, 2021. We settled the terminated swaps by making a cash payment of $17.8 million.
This payment is classified within cash flows from operating activities within the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020, pursuant to company policy.
The unrealized loss included in accumulated other comprehensive loss associated with the terminated swaps of $17.8 million at the time of termination will be amortized to interest expense over the course of the originally scheduled settlement dates of the terminated swaps. During the three and nine months ended September 30, 2020, we amortized $0.6 million of the unrealized loss to interest expense, net. The new forward interest rate swap has a beginning notional of $200.0 million, a fixed rate of 0.51% and a maturity date of April 15, 2030. Upon commencement, this forward swap will serve to hedge substantially all of the variable cash flows on our Term Loan until its maturity

and
if extended.
The assets and liabilities associated with the forward interest rate swap are included in other long-term assets and other current liabilities on the Condensed Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in other comprehensive income, net of tax on the Condensed Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We had no such changes during the nine months ended September 30, 2020 or 2019.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt when the forward interest rate swap begins and as the unrealized loss on our terminated swaps is amortized. Over the next twelve months, we estimate that an additional $3.4 million will be reclassified as an increase to interest expense, net.
LIBOR is used as a reference rate for our interest rate swap agreements we use to hedge our interest rate exposure. During the nine months ended September 30, 2020, we adopted ASU
2020-04,
Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The purpose of this guidance is to provide relief for impacted areas as it relates to impending reference rate reform. We elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
NOTE 11 - STOCKHOLDERS’ EQUITY
As of September 30, 2020 and December 31, 2019, we had losses of $11.7 million and $7.1 million, respectively, in accumulated other comprehensive
loss
on our Condensed Consolidated Balance Sheets. The loss as of September 30, 2020 represented the unrealized loss on our terminated interest rate swaps of $12.9 million, net of taxes, less the effective portion of the unrealized gain on our forward interest rate swap of $1.2 million, net of taxes. The loss as of December 31, 2019 represented the effective portion of the unrealized loss on our now-terminated
derivative instruments. For additional information, see Note 10, Derivatives and Hedging
Activities
.

INSTALLED BUILDING
PRODUCTS
, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the nine months ended September 30, 2020, we repurchased approximately 443 thousand shares of our common stock with an aggregate price of approximately $15.8 million, or $35.59 average price per share. We did not repurchase any shares during the nine months ended September
3
0, 2019. The stock repurchase plan is in effect through March 1, 2021 unless extended by our board of directors. The effect of these treasury shares reducing the number of common shares outstanding is reflected in our earnings per share calculation. As of September 30, 2020, we have $44.9 million remaining on our current stock repurchase program. In response to
COVID-19,
we
temporarily
suspended our share repurchase program.
 Given the current state of our business and our markets, effective November 9, 2020, our share repurchase program will be reinstated.
NOTE 12 - EMPLOYEE BENEFITS
Healthcare
We participate in multiple healthcare plans, the largest of which is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. Our healthcare benefit expense (net of employee contributions) was approximately $5.5 million and $5.6 million for the three months ended September 30, 2020 and 2019, respectively, and $18.2 million and $15.7 million for the nine months ended September 30, 2020 and 2019, respectively, for all plans. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $3.2 million and $2.6 million as of September 30, 2020 and December 31, 2019, respectively.
Workers’ Compensation
Workers’ compensation expense totaled $4.1 million and $4.0 million for the three months ended September 30, 2020 and 2019, respectively, and $11.4 million and $11.8 million for the nine months ended September 30, 2020 and 2019, respectively. Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Included in other current liabilities	$6,341	$6,777
Included in other long-term liabilities	12,575	10,874

	$18,916	$17,651

We also had an insurance receivable for claims that exceeded the stop loss limit for fully insured policies included on the Condensed Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	September 30,	December 31,
	2020	2019
Included in other non-current assets	$1,857	$2,098
Retirement Plans
We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. We recognized 401(k) plan expenses of $0.4 million and $0.5 million during the three months ended September 30, 2020 and 2019, respectively, and $1.6 million and $1.5 million during the nine months ended September 30, 2020 and 2019, respectively. These expenses are included in administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

INSTALLED
BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Share-Based Compensation
Common Stock Awards
We periodically grant shares of our common stock to
non-employee
members of our board of directors and our employees. During the nine months ended September 30, 2020 and 2019, we granted approximately six thousand and eight thousand shares of our common stock, respectively, under our 2014 Omnibus Incentive Plan to non-employee
members of our board of directors. Substantially all of the stock will vest over a one year service period. Accordingly, we recorded $0.1 million and $0.2 million in compensation expense during the three and nine months ended September 30, 2020, respectively and $0.1 million and $0.3 million for the three and nine months ended September
3
0, 2019, respectively.
In addition, we granted approximately 0.2 million and 0.1 million shares of our common stock to employees during the nine months ended September 30, 2020 and 2019, respectively. We recorded $1.0 million and $3.0 million of compensation expense associated with non-performance-based
awards issued to employees during the three and nine months ended September 30, 2020, respectively, and $1.0 million and $3.3 million for the three and nine months ended September
3
0, 2019, respectively.
During the nine months ended September 30, 2020 and 2019, our employees surrendered approximately 25 thousand and 45 thousand shares of our common stock, respectively, to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2014 Omnibus Incentive Plan. We recognized a tax shortfall of $0.3 million for the nine months ended September 30, 2020 and we recognized windfall tax benefits of $0.3 million for the nine months ended September 30, 2019 within the income tax provision in the Condensed Consolidated Statements of Operations and Comprehensive Income.
As of September 30, 2020, we had $7.1 million of unrecognized compensation expense related to these nonvested common stock awards issued to non-employee
members of our board of directors and our employees. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 2.0 years. Shares forfeited are returned as treasury shares and available for future issuances. See the table below for changes in shares and related weighted average grant date fair value per share.
Employees – Performance-Based Stock Awards
During the nine months ended September 30, 2020, we issued under our 2014 Omnibus Incentive Plan approximately 0.1 million shares of our common stock to certain officers, which vest in two equal installments on each of April 20, 2021 and April 20, 2022. In addition, during the nine months ended September 30, 2020, we established, and our Board of Directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2021 contingent upon achievement of these targets. Share-based compensation expense associated with these performance-based awards and prior performance-based grants was $0.9 million and $2.8 million for the three and nine months ended September 30, 2020, respectively, and $0.8 million and $2.3 million for the three and nine months ended September
3
0, 2019, respectively.
As of September 30, 2020, we had $5.0 million of unrecognized compensation expense related to nonvested performance-based common stock awards. This expense is subject to future adjustments for forfeitures and is expected to be recognized over the remaining weighted-average period of 1.8 years using the graded-vesting method. See the table below for changes in shares and related weighted average grant date fair value per share.
In addition, there are long-term performance-based restricted stock awards to be issued to certain employees annually through 2022 contingent upon achievement of certain performance targets. These awards are accounted for as liability-based awards since they represent a predominantly-fixed monetary amount that will be settled with a variable number of common shares and as such are included in other long-term liabilities on the Consolidated Balance Sheets. During the three and nine months ended September 30, 2020, we recorded $0.5 million and $1.2 million in compensation expense, respectively, associated with these performance-based awards, and we recorded $0.1 million in compensation expense during the nine months ended September 30, 2019.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Employees – Performance-Based Restricted Stock Units
During 2019, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards which were issued to certain employees in 2020 based upon achievement of a performance target. In addition, during the nine months ended September 30, 2020, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2021 based upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares. We recorded $0.1 million and $0.4 million in compensation expense associated with these performance-based units during the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.5 million for the three and nine months ended September
3
0, 2019, respectively.
As of September 30, 2020, we had $0.3 million of unrecognized compensation expense related to nonvested performance-based common stock units. This expense is subject to future adjustments for forfeitures and is expected to be recognized on a straight-line basis over the remaining weighted-average period of 0.5 years. See the table below for changes in shares and related weighted average grant date fair value per share.
Share-Based Compensation Summary
Amounts and changes for each category of equity-based award were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Grant Date Fair Value Per Share	Awards	Weighted Average Grant Date Fair Value Per Share	Units	Weighted Average Grant Date Fair Value Per Share
Nonvested awards/units at December 31, 2019	152,882	$52.93	160,289	$50.49	13,186	$51.62
Granted	159,876	40.02	57,450	77.28	13,655	36.51
Vested	(90,870)	49.69	(54,502)	51.43	(13,077)	51.50
Forfeited/Cancelled	(4,023)	46.76	—	—	(491)	42.94

Nonvested awards/units at September 30, 2020	217,865	$44.93	163,237	$59.57	13,273	$36.51

We recorded the following stock compensation expense by income statement category (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cost of sales	$60	$97	$221	$280
Selling	45	48	154	149
Administrative	2,530	1,954	7,675	6,012

	$2,635	$2,099	$8,050	$6,441

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
As of September 30, 2020, approximately 2.0 million of the 3.0 million shares of common stock authorized for issuance were available for issuance under the 2014 Omnibus Incentive Plan.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 - INCOME TAXES
Our provision for income taxes as a percentage of pretax earnings is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.
During the three and nine months ended September 30, 2020, our effective tax rate was 25.8% and 26.2%, respectively. The rates were unfavorably impacted by separate tax filing entities in a loss position for which a full valuation allowance is required, resulting in no tax benefit for recognized losses. The rate for the nine months ended September 30, 2020 was also impacted by recognition of a shortfall tax from equity vesting.
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
The amount of sales to related parties as well as the purchases from and rent expense paid to related parties were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales	$373	$3,736	$3,761	$9,658
Purchases	331	469	1,457	1,327
Rent	297	256	867	773
We had a related party balance of approximately $0.5 million and $1.7 million included in accounts receivable on our Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer was a member of our board of directors until his resignation from our board effective March 18, 2020, accounted for $1.3 million of the related party accounts receivable balance as of December 31, 2019. Additionally, M/I Homes, Inc. accounted for a significant portion of the related party sales during the nine months ended September 30, 2020, all of which occurred during the first quarter of the year.
NOTE 15 - COMMITMENTS AND CONTINGENCIES
Accrued General Liability and Auto Insurance
Accrued general liability and auto insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Included in other current liabilities	$4,382	$3,538
Included in other long-term liabilities	17,914	18,184

	$22,296	$21,722

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We also had insurance receivables and indemnification assets included on the Condensed Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above. The amounts were as follows (in thousands):

	September 30, 2020	December 31, 2019
Insurance receivables and indemnification assets for claims under fully insured policies	$4,060	$7,491
Insurance receivables for claims that exceeded the stop loss limit	328	2,321

Total insurance receivables and indemnification assets included in other non-current assets	$4,388	$9,812

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
During the year ended December 31, 2018, we entered into an agreement with one of our suppliers to purchase a portion of the insulation materials we utilize across our business. This agreement is effective January 1, 2019 through December 31, 2021 with a purchase obligation of $22.6 million for 2020 and $15.0 million for 2021. For the nine months ended September 30, 2020, we have satisfied $9.1 million of our purchase obligation under this agreement.
NOTE 16 - BUSINESS COMBINATIONS
As part of our ongoing strategy to expand geographically and increase market share in certain markets, we completed five business combinations during the nine months ended September 30, 2020 and four business combinations and four insignificant tuck-in
acquisitions merged into existing operations during the nine months ended September
3
0, 2019, in which we acquired 100% of the voting equity interests in each.
The largest of these acquisitions were Royals Commercial Services, Inc. (“Royals”) in February 2020, Storm Master Gutters (“Storm Master”) in August 2020, Energy One America, LLC (“Energy One”) in August 2020, 1st State Insulation, LLC (“1st State Insulation”) in March 2019 and Expert Insulation of Brainerd, Inc. (collectively “Expert Insulation”) in June 2019. Below is a summary of each significant acquisition by year, including revenue and net income/(loss) since date of acquisition, shown for the year of acquisition. Where noted, “Other” represents acquisitions that were individually immaterial in that year. Net income/(loss), as noted below, includes amortization, taxes and interest allocations when appropriate.
For the three and nine months ended September 30, 2020 (in thousands):

						Three months ended September 30, 2020		Nine months ended September 30, 2020
2020 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)	Revenue	Net Income (Loss)
Royals	2/29/2020	Asset	$7,590	$2,500	$10,090	$2,843	$279	$6,650	$628
Energy One	8/10/2020	Asset	13,200	1,591	14,791	2,853	(202)	2,853	(202)
Storm Master	8/31/2020	Asset	13,000	1,336	14,336	2,055	85	2,055	85
Other	Various	Asset	5,035	1,538	6,573	1,879	(252)	2,643	(291)

			$38,825	$6,965	$45,790	$9,630	$(90)	$14,201	$220

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three and nine months ended September
3
0, 2019 (in thousands):

						Three months ended September 30, 2019		Nine months ended September 30, 2019
2019 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income	Revenue	Net Income
1st State Insulation	3/18/2019	Asset	$5,125	$1,355	$6,480	$3,156	$174	$6,586	$374
Expert Insulation	6/24/2019	Asset	16,165	1,993	18,158	3,147	193	3,339	160
Other	Various	Asset	3,450	974	4,424	7,262	591	7,262	591

			$24,740	$4,322	$29,062	$13,565	$958	$17,187	$1,125

Acquisition-related costs recorded within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to $0.8 million and $2.0 million for the three and nine months ended September 30, 2020 respectively, and $0.3 million and $1.3 million for the three and nine months ended September
3
0, 2019, respectively. The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed. We expect to deduct approximately $11.3 million of goodwill for tax purposes as a result of 2020 acquisitions.
Purchase Price Allocations
The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in thousands):

	As of September 30, 2020					As of September 30, 2019
	Royals	Energy One	Storm Master	Other	Total	1st State	Expert	Other	Total
Estimated fair values:
Accounts receivable	$2,848	$3,657	$2,362	$1,370	$10,237	$—	$1,796	$254	$2,050
Inventories	305	838	175	278	1,596	291	723	338	1,352
Other current assets	430	12	—	145	587	—	—	3	3
Property and equipment	598	2,319	798	350	4,065	989	235	667	1,891
Intangibles	3,930	6,500	8,720	2,996	22,146	3,382	6,740	2,242	12,364
Goodwill	3,015	2,859	3,631	1,745	11,250	1,857	8,545	930	11,332
Other non-current assets	58	—	—	16	74	—	161	13	174
Accounts payable and other current liabilities	(1,059)	(1,375)	(1,336)	(196)	(3,966)	(39)	(42)	(23)	(104)
Deferred income tax liabilities	(35)	—	—	—	(35)	—	—	—	—
Other long-term liabilities	—	(19)	(14)	(131)	(164)	—	—	—	—

Fair value of assets acquired and purchase price	10,090	14,791	14,336	6,573	45,790	6,480	18,158	4,424	29,062
Less seller obligations	2,500	1,591	1,336	1,538	6,965	1,355	1,993	974	4,322

Cash paid	$7,590	$13,200	$13,000	$5,035	$38,825	$5,125	$16,165	$3,450	$24,740

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
Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed, contingent consideration is settled and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

acquisition and future adjustments may be made through the end of each measurement period. Goodwill and intangibles per the above table may not agree to the total gross increases of these assets as shown in Note 6, Goodwill and Intangibles, during each of the nine months ended September 30, 2020 and 2019 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added during the ordinary course of business. In addition, goodwill and intangibles increased during the nine months ended September
3
0, 2019 due to small
tuck-in
acquisitions merged into existing operations that do not appear in the above table as discussed above.
Estimates of acquired intangible assets related to the acquisitions are as follows (in thousands):

	For the nine months ended September 30,
	2020		2019
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$14,528	8	$8,566	8
Trademarks and trade names	3,796	15	2,615	15
Non-competition agreements	1,946	5	1,183	5
Backlog	1,876	1.5	—	—
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

	Unaudited pro forma for the three months ended September 30,		Unaudited pro forma for the nine months ended September 30,
	2020	2019	2020	2019
Net revenue	$426,601	$421,270	$1,241,506	$1,189,470
Net income	28,183	22,627	69,656	52,828
Basic net income per share	0.96	0.76	2.36	1.78
Diluted net income per share	0.95	0.76	2.34	1.77
Unaudited pro forma net income reflects additional intangible asset amortization expense of $0.3 million and $1.8 million for the three and nine months ended September 30, 2020, respectively, and $1.4 million and $4.8 million for the three and nine months ended September
3
0, 2019, respectively, as well as additional income tax expense of $38 thousand and $0.1 million for the three and nine months ended September 30, 2020 and $0.5 million and $1.3 million for the three and nine months ended September
3
0, 2019, respectively, that would have been recorded had the 2020 acquisitions taken place on January 1, 2019 and the 2019 acquisitions taken place on January 1, 2018.
NOTE 17 - INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.
Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

effect of outstanding restricted stock awards after application of the treasury stock method was 219 thousand and 188 thousand shares for the three and nine months ended September 30, 2020, respectively, and 92 thousand and 98 thousand for the three and nine months ended September
3
0, 2019, respectively. Approximately 500 shares of potential common stock was not included in the calculation of diluted net income per common share for the nine months ended September 30, 2020 because the effect would have been anti-dilutive.
NOTE 18 - SUBSEQUENT EVENT
On October 13, 2020, we acquired substantially all of the assets of Insulation Contractors/Magellan Insulation, known within its local markets as Icon, for
total consideration of approximately $18.1 million and on October 26, 2020, we acquired substantially all of the assets of Norkote, Inc for total consideration of approximately $9.0 million. The initial accounting for the business combinations was not complete at the time the financial statements were issued due to the timing of the acquisitions and the filing of this Quarterly Report on Form
10-Q.
As a result, disclosures required under ASC
805-10-50,
Business Combinations cannot be made at this time.

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
A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, consumer confidence, employment rates, housing inventory levels, foreclosure rates, the health of the economy and availability of mortgage financing. The strategic acquisitions of multiple companies over the last several years contributed meaningfully to our 6.1% increase in net revenue during the three months ended September 30, 2020 compared to 2019.
2020 Third Quarter Highlights
Net revenue increased 6.1% to $420.5 million while gross profit increased 11.5% to $131.7 million during the three months ended September 30, 2020 compared to 2019. We also generated approximately $143.9 million of cash from operating activities, and at September 30, 2020 we had $268.7 million of cash and cash equivalents and investments. We have not drawn on our existing $200 million revolving line of credit. The increase in net revenue and gross profit was primarily driven by selling price increases, the contribution of our recent acquisitions, higher volume in our multi-family end market, and increased sales volume of complementary products. We experienced sales growth year-over-year as reflected in the sales and relative performance metrics detailed below.
During the three months ended September 30, 2020, we accomplished sales growth in each of our end markets over the same period ended September 30, 2019. The highest level of growth occurred in our multi-family end market, followed by our repair and remodel end market. We grew our largest end market, the single family subset of the residential new construction market, by 1.8% which is an improvement over the decline experienced last quarter attributable to the effects of temporary business interruptions earlier in 2020 due to federal, state and local requirements in response to
COVID-19.
All of our locations serving the residential new construction end market were operating during the three months ended September 30, 2020, and we achieved a 2.2% volume growth in this end market during this period. The commercial end market experienced sales growth during this period as well, but we experienced anticipated production inefficiencies due to
COVID-19
social distancing requirements as well as project delays due to macroeconomic concerns surrounding the pandemic. These fluctuations are shown in further detail in the table below and impacts from
COVID-19
are discussed further in the sections that follow.

The following table shows key measures of performance we utilize to evaluate our results:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Period-over-period Growth
Sales Growth	6.1%	13.6%	9.1%	12.9%
Same Branch Sales Growth (1)	1.7%	9.3%	5.1%	8.2%

Single-Family Sales Growth (2)	1.8%	10.3%	4.0%	11.3%
Single-Family Same Branch Sales Growth (1)(2)	-3.1%	4.9%	-0.5%	5.3%

Residential Sales Growth (3)	6.2%	10.7%	8.5%	11.2%
Residential Same Branch Sales Growth (1)(3)	1.6%	6.0%	4.4%	6.0%

Same Branch Sales Growth
Volume Growth (1)(4)	2.2%	2.9%	0.0%	2.3%
Price/Mix Growth (1)(5)	0.2%	5.4%	5.5%	5.1%
Large Commercial Sales Growth (1)	2.0%	19.4%	7.5%	15.7%

U.S. Housing Market (6)
Total Completions Growth	8.9%	1.5%	2.2%	2.6%
Single-Family Completions Growth (2)	2.6%	3.7%	1.7%	4.8%

(1)	Same-branch basis represents period-over-period growth for branch locations owned greater than 12 months as of each financial statement date.
(2)	Calculated based on period-over-period growth in the single-family subset of the residential new construction end market.
(3)	Calculated based on period-over-period growth in the residential new construction end market.
(4)	Excludes the large commercial end market; calculated as period-over-period change in the number of completed same-branch residential new construction and repair and remodel jobs.
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
We believe the revenue growth measures are important indicators of how our business is performing, however, we may rely on different metrics in the future. We also utilize gross profit percentage as shown in the following section to monitor our most significant variable costs and to evaluate labor efficiency and success at passing increasing costs of materials to customers.

Net revenue, cost of sales and gross profit
The components of gross profit were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2020	Change	2019	2020	Change	2019
Net revenue	$420,486	6.1%	$396,449	$1,211,756	9.1%	$1,110,398
Cost of sales	288,839	3.8%	278,362	836,710	5.2%	795,616

Gross profit	$131,647	11.5%	$118,087	$375,046	19.1%	$314,782

Gross profit percentage	31.3%		29.8%	31.0%		28.3%
Net revenue increased during the three and nine months ended September 30, 2020 compared to 2019 due primarily to acquisitions, higher volume in our multi-family end market, increased sales volume of complimentary products, and increased selling prices. While our combined sales in all end markets, excluding the large commercial end market, were not significantly impacted by
COVID-19
during the three months ended September 30, 2020, we believe year-to-date
net revenue was impacted by temporary branch closures caused by the pandemic. We estimate this impact to be a range of approximately $12.0 million to $14.5 million during the nine months ended September 30, 2020. As a percentage of net revenue, gross profit increased during the three and nine months ended September 30, 2020 compared to 2019 attributable primarily to lower fuel costs and achieving higher selling prices on relatively stable material costs, as evidenced by our 0.2% and 5.5% improvement, respectively, in pricing and customer and product mix based on all our combined markets excluding the large commercial end market. Labor utilization improved, in part, as a result of lower installer turnover due to investments in our financial wellness plan, our longevity stock compensation plan for installers and assistance from our Installed Building Products Foundation. However, restrictions limiting the number of laborers on a jobsite and our internal standards for social distancing practices impacted the number of completed jobs and operational efficiencies across our end markets during portions of the first nine months of 2020. See
“COVID-19
Impacts” within the Key Factors Affecting Our Operating Results section below for further information.
Operating expenses
Operating expenses were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2020	Change	2019	2020	Change	2019
Selling	$20,843	7.4%	$19,398	$60,209	10.6%	$54,431
Percentage of total net revenue	5.0%		4.9%	5.0%		4.9%
Administrative	$58,240	5.7%	$55,098	$177,495	13.8%	$156,022
Percentage of total net revenue	13.9%		13.9%	14.6%		14.1%
Amortization	$6,974	13.3%	$6,156	$20,378	12.8%	$18,065
Percentage of total net revenue	1.7%		1.6%	1.7%		1.6%
Selling
The dollar increases in selling expenses for the three and nine months ended September 30, 2020 were primarily driven by an increase in selling wages and commissions to support our increased net revenue of 6.1%. Selling expense as a percentage of sales slightly increased for the three and nine months ended September 30, 2020 compared to 2019 primarily due to variable employee expenses as a result of improved company performance.
Administrative
The dollar increases in administrative expenses for the three and nine months ended September 30, 2020 were primarily due to an increase in wages, benefits and facility costs attributable to both acquisitions and organic growth. Administrative expenses increased as a percentage of sales for the nine months ended September 30, 2020 compared to 2019 primarily due to increases to variable employee expenses as a result of improved company performance, as well as higher insurance expenses.

Amortization
The dollar increases in amortization for the three and nine months ended September 30, 2020 were attributable to the increase in finite-lived intangible assets recorded as a result of acquisitions.
Other expense, net
Other expense, net was as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2020	Change	2019	2020	Change	2019
Interest expense, net	$7,564	-10.6%	$8,458	$22,679	14.6%	$19,783
Other	176	13.5%	155	305	-19.9%	381

Total other expense, net	$7,740	-10.1%	$8,613	$22,984	14.0%	$20,164

The decrease in interest expense, net during the three months ended September 30, 2020 compared to 2019 was primarily due to a $2.8 million dollar write off of previously capitalized loan costs associated with debt transactions completed during September 2019. The increase in interest expense, net during the nine months ended September 30, 2020 compared to 2019 was primarily due to the increased debt levels associated with the above-mentioned debt transactions.
Income tax provision
Income tax provision and effective tax rates were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Income tax provision	$9,773	$7,610	$24,578	$17,135
Effective tax rate	25.8%	26.4%	26.2%	25.9%
During the three and nine months ended September 30, 2020, our effective tax rates were 25.8% and 26.2%, respectively. The rates for both periods were unfavorably impacted by separate tax filing entities in a loss position for which a full valuation allowance is required, resulting in no tax benefit for recognized losses. The rate for the nine months ended September 30, 2020 was also unfavorably impacted by a tax shortfall due to equity vesting.
Other comprehensive income (loss), net of tax
Other comprehensive income (loss), net of tax was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Unrealized gain (loss) on cash flow hedge, net of taxes	$1,176	$(1,726)	$(4,582)	$(8,021)
During the three months ended September 30, 2020, we recorded an unrealized gain on our new forward cash flow hedge due to favorable market conditions. During the nine months ended September 30, 2020 and the three and nine months ended 2019, we recorded an unrealized loss on our now-terminated
cash flow hedges primarily due to interest rate declines. The unrealized losses recorded during 2020 were partially driven by market responses to the
COVID-19
pandemic. For more information on our cash flow hedges, see “Derivative Instruments” within the Liquidity and Capital Resources section below.

KEY FACTORS AFFECTING OUR OPERATING RESULTS
Cost of Materials
We purchase the materials that we install primarily direct from manufacturers. The industry supply of materials we install has experienced disruptions in the past but has been stable since the beginning of 2019. However, the industry has recently experienced signs of manufacturer supply constraints for some of the insulation materials we install. We do not currently expect our future operations to be hindered by a lack of product supply, but this could change depending on continued increased housing demand. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations in 2020, to the extent that price increases cannot be passed on to our customers. We began to see improvement in our selling prices in the second quarter of 2019, and this continued into 2020 as evidenced by our 1.5% and 2.7% improvement in gross profit as a percentage of sales during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively. We will continue to work with our customers to adjust selling prices to offset higher costs as they occur. See
“COVID-19
Impacts” below for a discussion of the short-term impacts of the current economic climate on the availability of the materials we install.
Cost of Labor
Our business is labor intensive and the majority of our employees work as installers on local construction sites. We offer a comprehensive benefits package, which many of our local competitors are not able to provide, which will increase costs as we hire additional personnel. Our workers’ compensation costs also continue to increase as we employ additional personnel.
Despite temporary layoffs and furloughs driven by branch closures during portions of the first and second quarters as a response to the effects of
COVID-19,
we experienced strong employee retention, turnover and labor efficiency rates in the nine months ended September 30, 2020. We believe this is partially a result of various programs meant to benefit our employees, including our financial wellness plan, longevity stock compensation plan for employees and assistance from the Installed Building Products Foundation meant to benefit our employees, their families and their communities. While improved retention drives lower costs to recruit and train new employees, resulting in greater installer productivity, these improvements are somewhat offset by the additional costs of these incentives. See
“COVID-19
Impacts” below for a discussion of the short-term impacts of the current economic climate on our workforce.
COVID-19
Impacts
In December 2019, a novel strain of coronavirus
(COVID-19)
surfaced in Wuhan, China. Since then, the virus has spread globally, including to the United States. In response, the World Health Organization declared the situation a pandemic and the U.S. Secretary of Health and Human Services has declared a public health emergency. The
COVID-19
pandemic has caused significant volatility, uncertainty and economic disruption. Many public health organizations and international, federal, state and local governments implemented measures to combat the spread of
COVID-19
during portions of the first nine months of 2020 with some of these restrictions still in place as of the date of filing of this Quarterly Report on Form
10-Q.
Some of these measures include restrictions on movement such as quarantines,
“stay-at-home”
orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. While portions of the economy have since reopened, there is still significant uncertainty surrounding the duration and scope of the pandemic, as well as its impact on the economy. We cannot predict if federal, state and local governments will implement additional restrictions, when restrictions currently in place will expire or whether restrictions currently in place will become more limiting.
Due to these limitations, we saw a temporary but significant reduction in activity during portions of March, April and May of 2020 in our branches located in seven states and the Bay Area of California, which collectively accounted for 10% of our net revenue during the year ended December 31, 2019. The reduced activity in these areas was attributable to construction being temporarily deemed non-essential
during that time period. While we estimate net revenue for the nine months ended September 30, 2020 compared to the same period in 2019 was reduced as a result of these interruptions, we do not believe the various orders and restrictions, or
COVID-19
itself, significantly impacted our business in the first nine months of 2020 as construction was deemed “essential” in other states.

While we expect the
COVID-19
pandemic and related events will have a negative effect on us in the fourth quarter of 2020 and beyond, the full extent and scope of the impact on our business and industry, as well as national, regional and global markets and economies, depends on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic, additional government actions taken in response to the pandemic, the impact on construction activity and demand for homes (based on employment levels, consumer spending and consumer confidence). The U.S. housing market was robust in the latter months of 2019 and experienced a strong start in 2020. Despite a decline in year-over-year U.S. housing starts in the second quarter of 2020, housing starts increased 11.4% in the third quarter of 2020 compared to 2019. This is evidence of the quick recovery in housing demand that should serve to help offset prolonged impacts of the pandemic already experienced. In addition, we believe there remains a sizable industry backlog for the residential end market which we expect will provide us short-term relief from the volatility in industry housing starts experienced earlier in 2020. However, due to the normal lag between housing starts and completions, we expect to see an impact from this decline in housing starts, and other market disruptions that occurred in the early stages of the pandemic, during the fourth quarter of 2020 and into 2021, similar to what we experienced in the third quarter of 2020. Specifically, we anticipate revenue, net income and cash from operations could be impacted
during these periods. Given the considerable uncertainty created by the
COVID-19
pandemic and its potential effects, it is not possible to estimate the full, adverse impact to our full year 2020 sales or other financial results at this time.
We expect any future branch closures, as well as any broader impacts to the housing industry that might occur, will negatively impact our business. Industry information has indicated that new home orders at some of the nation’s larger builders slowed dramatically during the second quarter of 2020 but have rebounded quickly. Most industry experts currently forecast 2020 housing starts will continue to improve throughout the year, with full year starts increasing at a mid single-digit percentage rate compared to 2019. In the commercial sector, our backlog remains strong but has declined slightly from June 30, 2020. We have experienced impacts to our large commercial business, mainly in the form of project start delays and inefficiencies due to social distancing requirements in some areas. In the future, certain large-scale infrastructure programs may be at risk if the need for such structures decline, project funding declines or as consumer behaviors change in the wake of
COVID-19
disruptions to the economy and changes to our general ways of life. For example, reduced demand for office buildings and/or educational facilities, decreased airport traffic, or decreased usage of sports arenas or similar large commercial structures could impact our commercial end market.
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

•
Other than branches that serve states where construction was not deemed “essential” during portions of the first nine months of 2020, we have experienced limited business disruptions to date and therefore have not needed to implement significant continuity measures and have not incurred significant expenditures to do so. Assuming a significant number of additional states or markets in which we operate do not reverse their current positions about construction being an “essential” business, we do not anticipate having to implement any additional measures in the future.

•
To date, we have not experienced a significant disruption in the supply of the various insulation products we install. All insulation manufacturers from which we purchase operate facilities in the continental U.S. and continue to timely ship material. We are monitoring suppliers of our other products and have had no issues to date acquiring the inventory we need to operate our business. We currently do not anticipate the pandemic to cause any significant issues with securing these other products in the future.

•
During the first half of 2020, we laid off or furloughed approximately 600 employees in areas where construction was not deemed “essential.” We are pleased to report we have rehired or brought back substantially all of those employees.

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

•
We continue to expect some impact to our earnings, financial position and cash flows in the remainder of 2020 and into 2021, however there is much uncertainty surrounding the estimated magnitude of these impacts. We estimate limited impact to our Condensed Consolidated Balance Sheets other than a potential reduction in working capital due to the possibility of reduced net revenue and net income, although this will be mitigated somewhat by actions taken by management to limit spending during 2020. Trade accounts receivable may also be reduced somewhat by lower net revenue and a higher allowance for credit losses due to enhanced risk of uncollectibility from some customers, although we have not seen a significant impact to date. We anticipate revenue and net income will be negatively impacted in the remainder of 2020 and into 2021. While our cash from operations may decline over recent performance due to a decrease in expected net income driven by lower net revenue, we do not anticipate any issues meeting debt obligations or paying vendors timely given our strong liquidity and large cash reserves. See discussion of impacts to our liquidity within the Liquidity and Capital Resources section below.

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
LIQUIDITY AND CAPITAL RESOURCES
Our capital resources primarily consist of cash from operations and borrowings under our various debt agreements and capital equipment leases and loans. Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and to meet required principal and interest payments. As discussed above, our cash reserves may also be used to fund payroll and other short-term requirements if our business is affected significantly by COVID-19. From time to time, we may also use our resources to fund our optional stock repurchase program in effect through March 1, 2021
. We temporarily
suspended our share repurchase program in response to COVID-19 and accordingly did not make any repurchases in the second or third quarter this year.
However, given the current state of our business and our markets, effective November 9, 2020, our program will be reinstated.
Our investments typically consist of highly liquid instruments, including corporate bonds and commercial paper. As of September 30, 2020, we had no outstanding borrowings under our asset-based lending credit facility (as defined below).
We believe that our cash flows from operations, combined with our current cash levels, highly liquid investments and available borrowing capacity will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months as evidenced by our net positive cash flows from operations for each of the nine months ended September 30, 2020 and 2019.
While the general economic environment within the United States and most markets around the world have been significantly impacted by the spread of
COVID-19,
prompting governmental and health agencies to issue unprecedented orders to close businesses not deemed “essential” during portions of the first nine months of 2020, we believe we have robust capital resources at our immediate disposal to meet our needs. We have cash reserves and short-term investments of $268.7 million as of September 30, 2020 as well as access to $200.0 million under our ABL Revolver, less $38.7 million of outstanding letters of credit. This amount available to us is based on eligible collateral, which may be reduced over time. While our cash from operations may decline later in the year and into 2021 due to factors described above, we believe it will remain at a level to fund our operations and not require us to draw on our ABL Revolver. However, as necessary or desirable, we may adjust or amend the terms of our credit facilities. With the uncertainty surrounding
COVID-19,
our ability to engage in such transactions may be constrained by volatile credit market conditions.
In response to
COVID-19,
we have taken a number of proactive steps to preserve cash and maximize our financial flexibility in order to efficiently manage through the
COVID-19
pandemic. These actions include:

•	temporarily suspending stock repurchases under our share repurchase program;

•	delaying acquisition closings during portions of the first and second quarters (activity resumed in late June 2020 after our industry stabilized);

•	temporarily suspending pay increases for our executive officers until the third quarter of 2020; and

•	eliminating non-essential travel.
See Part II, Item 1A, Risk Factors, for more information on the potential impacts from the
COVID-19
pandemic and resulting economic strain.
LIBOR is used as a reference rate for our Term Loan and our interest rate swap agreements we use to hedge our interest rate exposure. In 2017, the Financial Conduct Authority (“FCA”), the authority that regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. Our Term Loan Agreement, as hereinafter defined, was amended on November 30, 2017 to include a mechanism to establish an alternative Eurodollar rate if certain circumstances arise such that LIBOR may no longer be used. Additionally, our ABL Credit Agreement includes a provision related to the potential discontinuance of LIBOR to be replaced with one or more Secured Overnight Financing Rate (SOFR) values or another alternate benchmark rate. However, if LIBOR ceases to exist after 2021, the interest rates under the alternative rate could be higher than LIBOR. In addition, LIBOR is used as a reference rate for our interest rate swap agreements we use to hedge our interest rate exposure. During the nine months ended September 30, 2020, we adopted ASU
2020-04,
Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The purpose of this guidance is to provide relief for impacted areas as it relates to impending reference rate reform. We elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

The following table summarizes our liquidity (in thousands):

	As of September 30, 2020	As of December 31, 2019
Cash and cash equivalents	$267,471	$177,889
Short-term investments	1,220	37,961
ABL Revolver	200,000	200,000
Less: outstanding letters of credit	(38,672)	(38,672)

Total liquidity (1)	$430,019	$377,178

(1)
Total liquidity reflects full borrowing base capacity under our asset-based lending credit facility (as defined below) and may be limited by certain cash collateral limitations depending upon the status of our borrowing base availability. These potential deductions would lower our available cash and cash equivalents balance shown in the table above. As of September 30, 2020 and December 31, 2019, total liquidity would be reduced by $22.6 million and $31.9 million, respectively, due to these cash collateral limitations. In addition, total liquidity is further reduced by $10.0 million within cash and cash equivalents above which was deposited into a trust to serve as additional collateral for our workers’ compensation and general liability policies. This amount can be converted to a letter of credit at our discretion and would reduce the availability on our asset-based lending credit facility (as defined below) included in the table above.

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
Credit Facilities
In December 2019, we amended and restated our $400 million, seven-year term loan facility due April 2025 (the “Term Loan”) under our credit agreement (the “Term Loan Agreement”), dated as of April 13, 2017 (as previously amended by the First Amendment thereto dated November 30, 2017 and by the Second Amendment thereto dated June 19, 2018). The amended Term Loan (i) effects a repricing of the interest rate applicable to the term loans thereunder from LIBOR plus 2.50% to LIBOR plus 2.25% and (ii) replaces Royal Bank of Canada with Bank of America, N.A. as the administrative agent and collateral agent thereunder. As of September 30, 2020, we had $198.6 million, net of unamortized debt issuance costs, due on our Term Loan. The amended Term Loan also has a margin of 1.25% in the case of base rate loans.
In September 2019, we entered into a new asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement provides for an asset-based lending credit facility (the “ABL Revolver”) of up to $200.0 million with a five-year maturity, which replaced the Company’s previous revolving credit facility. Borrowing availability under the ABL Revolver is based on a percentage of the value of certain assets securing the Company’s obligations and those of the subsidiary guarantors thereunder. In connection with the Amended and Restated Term Loan, we entered into a Second Amendment (the “Second Amendment”) to the ABL/Term Loan Intercreditor Agreement with Bank of America, N.A., as ABL Agent for the lenders under the ABL Credit Agreement, and Bank of America, N.A., as Term Loan Agent for the lenders under the Term Loan. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of September 30, 2020 was $161.3 million.
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
At September 30, 2020, we were in compliance with all applicable covenants under the Term Loan Agreement, ABL Credit Agreement and the Senior Notes and we currently do not expect any covenant violations due to the impacts of
COVID-19.
Derivative Instruments
During the three months ended September 30, 2020, we terminated our two existing interest rate swaps and our forward interest rate swap and simultaneously entered into a new forward interest rate swap beginning July 30, 2021. The purpose of terminating our then existing derivative contracts in favor of a new contract was to take advantage of better available market rates. We settled the terminated swaps by making a cash payment of $17.8 million. The unrealized loss included in accumulated other comprehensive loss associated with the terminated swaps of $17.8 million at the time of termination will be amortized to interest expense over the course of the originally scheduled settlement dates of the terminated swaps. During the three and nine months ended September 30, 2020, we amortized $0.6 million of the unrealized loss to interest expense, net. The new forward interest rate swap has a beginning notional of $200.0 million, a fixed rate of 0.51% and a maturity date of April 15, 2030. Upon commencement, this forward swap will serve to hedge substantially all of the variable cash flows on our Term Loan until its maturity and if extended. The assets and liabilities associated with the forward interest rate swap are included in other long-term assets and other current liabilities on the Condensed Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.
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

Total gross assets relating to our Master Loan and Equipment Agreements were $134.4 million and $130.2 million as of September 30, 2020 and December 31, 2019, respectively. The net book value of assets under these agreements was $66.2 million and $68.2 million as of September 30, 2020 and December 31, 2019, respectively. See Note 7, Long-term Debt, for more information regarding our Master Loan and Security Agreement, Master Equipment Lease Agreement and Master Loan Agreements.
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

As of September 30, 2020
Performance bonds	$30,754
Insurance letters of credit and cash collateral	49,104
Permit and license bonds	7,713

Total bonds and letters of credit	$87,571

In January 2018, we posted $10.0 million into a trust to serve as additional collateral for our workers’ compensation and general liability policies. This collateral can be converted to a letter of credit at our discretion and is therefore not considered to be restricted cash.
Historical cash flow information
Cash flows from operating activities
Net cash provided by operating activities was $143.9 million and $106.5 million for the nine months ended September 30, 2020 and 2019, respectively. Generally, the primary driver of our cash flows from operating activities is operating income adjusted for certain noncash items, offset by cash payments for taxes and interest on our outstanding debt. Our cash flows from operations can be impacted by the timing of our cash collections on sales and collection of retainage amounts. During the nine months ended September 30, 2020, we saw a significant increase in cash from operations primarily due to higher net income from improved results as described above, as well as payroll tax deferrals under the CARES Act. These increases during the nine months ended September 30, 2020 were offset by a $17.8 million cash payment to settle our previous cash flow hedges.
While
COVID-19
only minimally impacted our net revenue during portions of the first and second quarters of 2020, it has not impacted our cash collections to date. Historically, cash flows tend to be seasonally stronger in the third and fourth quarters as a result of increased construction activity. However, we may see a reduction in cash inflows in the fourth quarter or beyond, depending on continued pandemic impacts on housing starts and large commercial projects as well as potential future government-mandated branch closures. See
“COVID-19
Impacts” with the Key Factors Affecting our Operating Results section above for further information on short-term impacts to our cash from operations.

Cash flows from investing activities
Business Combinations
.
During the nine months ended September 30, 2020 and 2019, we made cash payments of $38.8 million and $24.7 million, respectively, on various business combinations. The amount of cash paid is dependent on various factors, including the size and determined value of the business being acquired. Due to the potential impacts of
COVID-19,
we had temporarily delayed acquisition closings until June 2020 when we resumed our acquisition strategy. See Note 16, Business Combinations, for more information regarding our acquisitions in 2020 and 2019.
Capital Expenditures
.
Total cash paid for property and equipment was $25.5 million and $37.3 million for the nine months ended September 30, 2020 and 2019, respectively, and was primarily related to purchases of vehicles and various equipment to support our growing operations. We expect to continue to support any increases in future net revenue through further capital expenditures. A majority of these capital expenditures were subsequently reimbursed via various vehicle and equipment notes payable, with related cash inflows shown in cash flows from financing activities.
Other
. During the nine months ended September 30, 2020 and 2019, we invested $0.8 million and $17.4 million, respectively, in short-term investments consisting primarily of corporate bonds and commercial paper and had $37.5 million and $22.6 million in short-term investments mature during the nine months ended September 30, 2020 and 2019, respectively. We have recently slowed the rate of investment purchases due to the relatively low returns provided from current interest rates associated with traditional investments.
Cash flows from financing activities
We utilize our credit facilities and Senior Notes to support our operations and continuing acquisitions as well as fund our discretionary stock repurchase program. During the nine months ended September 30, 2020 and 2019, we received proceeds of $17.8 million and $23.8 million, respectively, from our fixed asset loans which serve to offset a significant portion of the capital expenditures included in cash outflows from investing activities as described above. We made payments on these fixed asset loans and various other notes payable of $19.8 million and $15.3 million during the nine months ended September 30, 2020 and 2019, respectively. We also made $2.0 million and $3.4 million in principal payments on our finance leases and paid $3.9 million and $5.8 million of acquisition-related obligations during the nine months ended September 30, 2020 and 2019, respectively. Lastly, we paid $15.8 million to repurchase 443 thousand shares of our common stock during the nine months ended September 30, 2020. In response to COVID-19, we temporarily suspended our share repurchase program and did not make any stock repurchases in the second or third quarters of 2020. The repurchase program will be reinstated effective November 9, 2020. We also temporarily delayed closing acquisitions during portions of the first and second quarters until late June 2020 after our industry stabilized. During the nine months ended September 30, 2019 we received $300.0 million in proceeds from issuance of our Senior Notes, paid off $195.8 million of our Term Loan balance and paid $5.2 million in debt issuance costs resulting in a net cash inflow of $99.0 million.
Contractual Obligations
We had no significant changes to our obligations during the nine months ended September 30, 2020.
Critical Accounting Policies and Estimates
During the nine months ended September 30, 2020, we changed our accounting policy regarding allowances for credit losses and the testing of goodwill impairment. See Note 2, Significant Accounting Policies, for more information. There have been no other changes to our critical accounting policies and estimates from those previously disclosed in our 2019 Form
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

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	This pronouncement amends ASC 820 to eliminate, add and modify certain disclosure requirements for fair value measurements. The adoption of this standard did not impact our financial statements or have a material effect on our disclosures.

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

Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market and the commercial market, industry conditions, our financial and business model, the impact of
COVID-19
on our business and the economy, our efforts to navigate the material pricing environment, our ability to increase selling prices, our material and labor costs, demand for our services and product offerings, expansion of our national footprint and diversification, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability, the impact of
COVID-19
on our financial results and expectations for demand for our services and our earnings in 2020 and 2021. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, the duration, effect and severity of the
COVID-19
crisis; the adverse impact of the
COVID-19
crisis on our business and financial results, the economy and the markets we serve; general economic and industry conditions; the material price environment; the timing of increases in our selling prices and the factors discussed in the “Risk Factors” section of our 2019 Annual Report on Form
10-K
and this Quarterly Report on Form
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of September 30, 2020, we had $198.6 million outstanding on the Term Loan, net of unamortized debt issuance costs, no outstanding borrowings on the ABL Revolver and no outstanding borrowings under finance leases subject to variable interest rates. Our interest rate swap is a forward rate swap that begins July 30, 2021 and does not reduce exposure to market risks on our Term Loan as of September 30, 2020 through the effective date of the forward rate swap.
As a result, total variable rate debt of $200.0 million was exposed to market risks as of September 30, 2020. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $2.0 million. Our Senior Notes accrued interest at a fixed rate of 5.75%.
For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We have not entered into and currently do not hold derivatives for trading or speculative purposes.
LIBOR is used as a reference rate for our Term Loan and our interest rate swap agreements we use to hedge our interest rate exposure. In 2017, the FCA announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. Our Term Loan Agreement was amended on November 30, 2017 to include a mechanism to establish an alternative Eurodollar rate if certain circumstances arise such that LIBOR may no longer be used. Additionally, our ABL Credit Agreement includes a provision related to the potential discontinuance of LIBOR to be replaced with one or more Secured Overnight Financing Rate (SOFR) values or another alternate benchmark rate. However, if LIBOR ceases to exist after 2021, the interest rates under the alternative rate could be higher than LIBOR. In addition, LIBOR is used as a reference rate for our interest rate swap agreements we use to hedge our interest rate exposure. During the nine months ended September 30, 2020, we adopted ASU
2020-04,
Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The purpose of this guidance is to provide relief for impacted areas as it relates to impending reference rate reform. We elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules
13a-15(e)
and
15d-15(e).
Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of the employees at our corporate office are working remotely due to the
COVID-19
pandemic. We are continually monitoring and assessing the
COVID-19
situation on our internal controls to minimize the impact on their design and operating effectiveness.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 1. Financial Statements, Note 15, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.
Item 1A. Risk Factors
Except as set forth below and in our Quarterly Reports on Form
10-Q
for March 31, 2020 and June 30, 2020, as of the date of this report, there have been no material changes for the nine months ended September 30, 2020 from the risk factors as disclosed in our 2019 Form
10-K.
The
COVID-19
pandemic could have a material adverse effect on our business, financial condition, operating results and cash flows.
According to the World Health Organization (“WHO”), in December 2019 China reported a cluster of cases of pneumonia in Wuhan, Hubei Province later identified as a novel strain of coronavirus
(COVID-19).
In response, the WHO declared the situation a pandemic and the U.S. Secretary of Health and Human Services has declared a public health emergency. The
COVID-19
pandemic has caused significant volatility, uncertainty and economic disruption. Many public health organizations and international, federal, state and local governments implemented measures to combat the spread of
COVID-19
during portions of the first nine months of 2020 with some of these restrictions still in place as of the date of filing of this Quarterly Report on Form
10-Q.
Some of these measures included restrictions on movement such as quarantines,
“stay-at-home”
orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. While portions of the economy have begun to reopen, there is still significant uncertainty surrounding the duration and scope of the pandemic, as well as its impact on the economy. We cannot predict if federal, state and local governments will implement additional restrictions, when restrictions currently in place will expire or whether restrictions currently in place will become more restrictive.
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
Our business could be materially adversely affected by the
COVID-19
pandemic and the global response. The Company and its customers’ businesses have generally been classified as “essential” businesses in most of the jurisdictions in which we operate, permitting us to continue operations in most of our markets. However, there can be no assurance that our operations will continue to be classified as “essential” in the future, or that we will not voluntarily limit or cease operations in one or more of our markets if we believe it is in our best interest. For example, during portions of March, April and May of 2020, we saw a temporary but significant reduction in activity in our branches located in seven states and the Bay Area of California, which collectively accounted for 10% of our net revenue during the year ended December 31, 2019. The reduced activity in these areas was attributable to construction being temporarily deemed non-essential
during that time period. While operations have resumed to

normal levels in all of these areas as of the date of filing of this Quarterly Report on Form
10-Q,
future mandatory shutdowns or reductions in operations could have a material adverse effect on our business. During the first nine months of 2020, we laid off or furloughed approximately 600 employees in areas where construction was not deemed “essential.” We have since rehired or brought back substantially all of those employees, but we may need to layoff or furlough other employees in the future. Any employee layoffs or furloughs associated with future branch closures or slowdowns are assumed to be temporary in nature but could result in long-term labor shortages in certain markets if we cannot rehire these employees once operations resume.
Further, the
COVID-19
pandemic may have a material adverse impact on our customers and the homebuilding industry in general, as it has reduced employments levels and may adversely affect consumer spending or consumer confidence, which would decrease demand for homes. Based on the normal lag between starts and completions within the home building industry, we anticipate that a market decline could have an adverse impact on our business and financial results later this year and into 2021. In the commercial sector, certain large-scale infrastructure programs may be at risk if the need for such structures decline, project funding declines or as consumer behaviors change in the wake of
COVID-19
disruptions to the economy and changes to our general ways of life. For example, reduced demand for office buildings, decreased airport traffic or decreased usage of sports arenas could impact our commercial end market.
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
From time to time, we utilize interest rate derivatives to hedge the cash flows associated with existing variable-rate debt. The purpose of these instruments is to substantially reduce exposure to market risks on our Term Loan. We designated our forward interest rate swap in existence at the time of this Quarterly Report on Form
10-Q
as a cash

flow hedge in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. However, in the future, we may fail to qualify for hedge accounting treatment under these standards for a number of reasons, including if we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or if our derivative instrument is not highly effective. If we fail to qualify for hedge accounting treatment, losses on the swap caused by the change in its fair value would be recognized as part of net income, rather than being recognized as part of other comprehensive income. Any such adverse developments could result in material liabilities and expense and could have a material adverse effect on our business.
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

•
the risk that the hedging instruments and the related liabilities do not transition to the same LIBOR replacement rate or that the timing or mechanics of such transition do not match between the hedging instruments and the related liabilities, in which case any such differences could decrease the effectiveness of the hedging instruments and increase our net liability;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows the stock repurchase activity for the three months ended September 30, 2020:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1 - 31, 2020	—	$—	—	—
August 1 - 31, 2020	—	—	—	—
September 1 - 30, 2020	—	—	—	—

	—	$—	—	$44.9 million

(1)
On February 26, 2018, our board of directors authorized a $50 million stock repurchase program effective March 2, 2018 and on October 31, 2018, our board of directors approved an additional stock repurchase program, effective November 6, 2018, pursuant to which we may purchase up to an additional $100 million of our outstanding common stock. On February 20, 2020, our board of directors approved extending the current stock repurchase program to March 1, 2021. During the nine months ended September 30, 2020, we repurchased approximately 443 thousand shares of our common stock with an aggregate price of approximately $15.8 million, or $35.59 average price per share. We did not repurchase any shares under our stock repurchase program during the nine months ended September 30, 2019. In response to
COVID-19,
we temporarily suspended our share repurchase program and accordingly we did not repurchase any shares during the three months ended September 30, 2020. Given the current state of our business and our markets, effective November 9, 2020, our share repurchase program will be reinstated.

Item 3. Defaults Upon Senior Securities
There have been no material defaults in senior securities.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 3, 2020, the Compensation Committee of the Board of Directors issued to W. Jeffrey Hire, President, External Affairs, an award consisting of 10,596 shares of restricted stock (the “Restricted Stock Award”) to recognize Mr. Hire’s strategic long-term contributions to the Company. The restricted stock is granted under the Company’s 2014 Omnibus Incentive Plan and a Restricted Stock Award Agreement with a grant date of November 3, 2020 and will vest 100% on April 20, 2023, subject to Mr. Hire’s continued employment with the Company through such vesting date and subject to accelerated vesting in the event of Mr. Hire’s death.
Item 6. Exhibits
(a)(3) Exhibits
The following exhibits are being filed as part of this Quarterly Report on Form
10-Q:

Exhibit Number	Description

31.1*	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101. CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Description

101. DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Submitted electronically with the report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 5, 2020

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer