Form 10-K
period 2020-12-31
Installed Building Products, Inc.
filed 2021-02-24
CIK 1580905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From To
Commission File Number: 001-36307
___________________________
Installed Building Products, Inc.
(Exact name of registrant as specified in its charter)
___________________________

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
___________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2020 was $1,558,925,593.
On February 17, 2021, the registrant had 29,622,998 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

i

Information Regarding Forward-Looking Statements and Risk Factors Summary
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market and the commercial market, industry conditions, our financial and business model, payment of dividends, the impact of COVID-19 on our business and economy, our efforts to navigate the material pricing environment, our ability to increase selling prices, our access to supply, our material and labor costs, demand for our services and product offerings, expansion of our national footprint and diversification, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability and expectations for demand for our services and our earnings in 2021. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, the factors discussed in the “Risk Factors” section of this Form 10-K, as the same may be updated from time to time in our subsequent filings with the Securities and Exchange Commission ("SEC"). Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.

Important factors that could cause our results to vary from expectations include, but are not limited to:
•our dependence on the economy, the housing market, the level of new residential and commercial construction activity and the credit markets;
•the cyclical and seasonal nature of our business;
•declines in the economy or slowing of the housing market recovery that could lead to significant impairment charges;
•the highly fragmented and competitive nature of our industry;
•product shortages or the loss of key suppliers;
•changes in the costs and availability of products;
•our reliance on key personnel;
•our ability to attract, train and retain qualified employees while controlling labor costs;
•the COVID-19 pandemic and its effect on our business;
•our exposure to severe weather conditions;
•disruptions in our information technology systems, including cybersecurity incidents;
•inability to continue to successfully expand into new products or geographic markets;
•inability to successfully acquire and integrate other businesses;
•inability to successfully expand into the commercial construction market;
•our exposure to claims arising from our operations;
•changes in employment and/or immigration laws or failure to properly verify the employment eligibility of our employees;
•our exposure to product liability, workmanship warranty, casualty, construction defect and other claims and legal proceedings;
•changes in, or failure to comply with, federal, state, local and other regulations;
•our ability to implement and maintain effective internal control over financial reporting;
•our indebtedness and the restrictions imposed on us by its terms and our exposure to interest rate changes;
•the reduction, suspension or elimination of dividend payments; and
•additional factors discussed under Item 1, Business; Item 1A, Risk Factors; and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.
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
We offer our portfolio of services from our national network of over 190 branch locations serving all 48 continental states and the District of Columbia. Substantially all of our sales are derived from the service-based installation of various products in the residential new construction, repair and remodel and commercial construction end markets. Each of our branches has the capacity to serve all of our end markets. We believe we have the number one or two market position for new single-family insulation installation in more than half of the markets in which we operate based on permits issued in those markets. We are committed to delivering quality installation with a commitment to safety, corporate social responsibility and total customer satisfaction.
Our business began in 1977 with one location in Columbus, Ohio. In the late 1990s, we began our acquisition strategy with the goal of creating a national platform. Since 1999, we have successfully completed and integrated over 160 acquisitions, which has allowed us to generate significant scale and to diversify our product offerings while expanding into some of the most attractive new construction markets in the United States. We believe we are well positioned to continue to profitably grow our business due to our strong balance sheet, liquidity and acquisition strategy. For a further discussion of our industry and trends affecting our industry, please refer to "Item 7, Management’s Discussion and Analysis of Financial Condition, Key Factors Affecting our Operating Results" in this Form 10-K.
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
Insulation
Overview
We are one of the largest new residential insulation installers in the United States based on our internal estimates. Insulation installation comprised approximately 64% of our net revenue of $1.7 billion, $1.5 billion and $1.3 billion for the years ended December 31, 2020, 2019 and 2018, respectively. We handle every stage of the installation process, including material procurement, project scheduling and logistics, multi-phase professional installation and quality inspection.
Insulation Materials
We offer a wide range of insulation materials consisting of:
•Fiberglass and Cellulose Insulation – Fiberglass insulation is made of fibrous glass that is held together by a thermoset resin creating insulating air pockets. It typically contains an average of 50% recycled content. It is primarily available in two forms: batts (also referred to as blankets) and loosefill (also referred to as blown in). Fiberglass is the most widely used residential insulation material in the United States. Cellulose insulation is made primarily of paper and cardboard and has a very high recycled content. Cellulose is only available in loosefill form and is blown into the structure with specialized equipment. Fiberglass and cellulose insulation accounted for approximately 85% of our insulation sales for the year ended December 31, 2020.

•Spray Foam Insulation – Spray foam insulation, which is generally a polyurethane foam, is applied at a job site by mixing two chemical components together in specialized application equipment. While typically having the highest insulating value per inch and sealing effectiveness of all insulation materials that we offer, spray foam is also typically the most expensive on an installed basis. Spray foam insulation accounted for approximately 15% of our insulation sales for the year ended December 31, 2020.
Insulation Installation Applications
Local building codes typically require the installation of insulation in multiple areas of a structure. Each of these areas is frequently referred to as a phase of the insulation installation process and requires a separate trip to the job site by our installers at different points in the construction of a structure. Building practice and the inspection process differ geographically and require our involvement at different times during the construction process. We assist the builders with coordinating inspections. We install insulation and sealant materials in many areas of a structure, including:
•Basement and Crawl Space – These spaces often account for the second most energy loss in a residential structure.
•Building Envelope – We insulate the exterior walls of both residential and commercial structures by applying insulation on the wall or between the studs.
•Attic – We insulate the attics of new and existing residential structures. The attic is the area where the most energy may be lost in a home.
•Acoustical – Many builder or architect specifications call for acoustical insulation for sound reduction purposes in both residential and commercial structures. This product is generally installed in the interior walls to minimize sound transmission.
•In each of these applications, we typically use fiberglass batts, except in attic installations where we typically install loosefill fiberglass or cellulose.
•We also install a wide variety of advanced caulk and sealant products that control air infiltration in residential and commercial buildings to enhance energy efficiency, improve comfort and meet increasingly stringent energy code requirements.
Waterproofing
Some of our locations install waterproofing, caulking and moisture protection systems for commercial and industrial construction projects. We offer a variety of waterproofing options, including, but not limited to, sheet and hot applied waterproofing membranes, deck coating systems, bentonite systems and air & vapor systems. The installation and service of waterproofing comprised approximately 7% of our net revenue for the year ended December 31, 2020.
Shower Doors, Closet Shelving and Mirrors
Some of our locations install a variety of shower enclosures, ranging from basic sliding door designs to complex custom designs. We have the ability to meet our customers’ diverse needs by customizing shower enclosures by size and style according to their specifications, including framing, hardware and glass options. We design and install closet shelving systems in select markets utilizing some of the highest quality products available from national brands. We also offer standard and custom designed mirrors for our customers. Shower doors, closet shelving and mirror installations comprised approximately 7% of our net revenue for the year ended December 31, 2020.
Garage Doors
Some of our locations install and service garage doors and openers for new residential construction builders, homeowners and commercial customers. We offer a variety of options from some of the best-known garage door brands. We offer steel, aluminum, wood and vinyl garage doors as well as opener systems. Unlike the other products we install, the garage door business has an ongoing aftermarket service component, which represented approximately one-quarter of the net revenue resulting from garage doors for the year ended December 31, 2020. The installation and service of garage doors comprised approximately 6% of our net revenue for the year ended December 31, 2020.

Rain Gutters
Some of our locations install a wide range of rain gutters, which direct water from a home’s roof away from the structure and foundation. Rain gutters are typically constructed from aluminum or copper and are available in a wide variety of colors, shapes and widths. They are generally assembled on the job site using specialized equipment. The installation of rain gutters comprised approximately 4% of our net revenue for the year ended December 31, 2020.
Fire-stopping and Fireproofing
Some of our locations install fire-stopping systems, including fire-rated joint assemblies, perimeter fire containment, and smoke and fire containment systems. Fire-stopping is a passive fire protection approach that relies on compartmentalization of various building components, including fire-rated walls, joints, and floors. The installation of these products collectively comprised approximately 3% of our net revenue for the year ended December 31, 2020.
Window Blinds
Some of our locations install different types of window blinds, including cordless blinds, shades and shutters. The installation of window blinds comprised approximately 3% of our net revenue for the year ended December 31, 2020.
Other Building Products
Some of our locations install other complementary building products, none of which is an individually significant percentage of net revenue. Installation of other building products comprised approximately 6% of our net revenue for the year ended December 31, 2020.
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
Experienced sales and service professionals are important to our customer growth and increasing our profitability. Retaining and motivating local employees has been an important component of our acquisition and operating strategies. As of December 31, 2020, we employed approximately 650 sales professionals and our sales force has spent an average of approximately nine years with our operations. The local sales staff, which is generally led by the branch manager, is responsible for maintaining relationships with our customers. These local teams work diligently to increase sales by supporting our existing customers with excellent service and value while also pursuing new customers with competitive offerings. In addition to the efforts of our sales staff, we market our product and service offerings on the internet, in the local yellow pages, on the radio and through advertisements in trade journals. We primarily conduct our marketing using local trademarks and trade names.
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
Diversified product lines, end markets and geographies. Diversifying our product line offerings provides us opportunity to increase sales to end customers and leverage our branch costs to improve profitability. We continue to generate revenue synergies by taking advantage of cross-selling opportunities with our existing customers in markets where we install multiple products. We have successfully diversified our product offering from the year ended December 31, 2013, when insulation installation comprised approximately 74% of revenues, to the year ended December 31, 2020, where it comprised 64% of revenues. We service the residential new construction and repair and remodel markets, both of which consist of single-family and multi-family dwellings, as well as the commercial construction market. We have diversified our end customer demographic from the year ended December 31, 2013, when revenue from the commercial end market comprised approximately 11% of revenues, to the year ended December 31, 2020 where it comprised 18% of revenues. Our growing exposure to commercial end markets diversifies our customer base and makes our business less dependent on residential new construction. Commercial construction is also driven by longer term projects which tends to provide greater revenue visibility. In periods of declining insulation installation volumes, our sales force is able to leverage our diversity of products and reduce the impact of lost insulation sales by growing sales of complementary building products, further enhancing our ability to perform. Our national geographic footprint provides us a balanced business not concentrated in any single region.
Engaged employees. We offer competitive benefits to our employees to ensure an engaged workforce. In addition to offering certain benefits to most employees, including medical insurance, 401k and paid time off benefits, we also offer longevity stock awards, financial wellness training and savings matching in order to recruit and retain employees. Our retention efforts have reduced our employee turnover to a level below industry averages. Opportunity for professional growth, training and advancement are strongly encouraged. Engaged, long-tenured employees benefit our business by being highly skilled and efficient, which drives profitability and encourages repeat business and customer loyalty. Higher employee retention also benefits our business through lower recruitment and training expense. We also consider safety and risk management to be a core business objective. Significant staffing, funding and other resources are allocated to our management systems that enhances safety and quality for our employees and our customers. Our branch managers are held accountable for the safety of employees and quality of workmanship at their locations. We provide our employees with ongoing training and development programs necessary to improve safety performance and work quality. Our regional managers, local branch managers and sales force have significant experience in the industry and have spent an average of more than 10 years with our operations. We also created the Installed Building Products Foundation in 2019 as a separate, not-for-profit organization to help support our employees for their education, financial and philanthropic needs.
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
Broad and stable customer base. We benefit from a diverse customer base that includes production and custom homebuilders, multi-family and commercial construction firms, homeowners and residential repair and remodeling contractors. We continue to enhance our long-standing relationships with some of the largest builders in the country. While we serve many national and regional builders across multiple markets, we compete for business at the local level. Given our emphasis on quality service, customer turnover is extremely low.
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

BUSINESS STRATEGY
We believe our geographic footprint, long-standing relationships with national insulation manufacturers, streamlined value chain and proven track record of successful acquisitions provides us with opportunities for continued growth in our existing markets and expansion into new markets. We believe our continued emphasis on expanding our product offering, further expansion into the commercial construction market, and targeting geographies where we look to grow market share will reduce potential future cyclicality of our operations. Our current strategic objectives include:
•capitalize on the new residential and large commercial construction markets;
•continue to strengthen our market share position by working with the best customers. We seek to work with the most profitable and efficient builders and commercial general contractors in our markets;
•recruit, develop and retain an exceptional workforce by investing in our employees and our communities and promoting a family-oriented culture;
•capitalize on our ability to cross-sell products through existing markets as well as new markets entered as a result of organic expansion and acquisitions. In addition to insulation and air infiltration products, we install garage doors, rain gutters, mirrors and shower doors, waterproofing, fireproofing and fire-stopping, window blinds and various other products;
•enhance profitability from our operating leverage and national scale;
•continue expansion in the multibillion-dollar commercial end market. This strategy includes acquiring more locations to serve the large commercial market and increasing overall commercial sales at our existing new residential locations;
•pursue value enhancing acquisitions by continuing our disciplined approach to valuations and pricing. We will continue to be selective in identifying acquisition targets at attractive multiples. We target profitable markets and companies with strong reputations and customer bases. As part of our acquisition strategy, we seek to maintain the management teams of the companies we acquire as well as retain their local branding, which further reduces associated risk; and
•we integrate new acquisitions quickly and seamlessly into our corporate infrastructure, including our accounting and employee systems. In addition, we utilize our internal software technology, jobCORE, to integrate acquired operations and provide in-depth branch-level operational and financial performance data. We realize near term margin enhancement and revenue growth at acquired branches by applying our national buying power and leveraging relationships with large national homebuilders.
One of our key areas of focus has been diversifying our product and service offerings, customer base, and end markets. We have accomplished this through organic growth as well as acquisitions. We believe the benefits of this diversification include:
•Margin enhancement by leveraging branch costs across multiple products
•Diversified end-market exposure
•A more diverse customer base
•Stronger established local relationships
•Reduced cyclicality
Product and end market diversification has been a primary strategic initiative throughout our history. In addition to acquisition and local market share growth, we typically experience an increased rate of product and end market diversification during periods of reduced demand growth rates in the residential end market. As such, our oldest and most established branches tend to exhibit the greatest diversity of service and product offerings. This diversity in turn contributes to enhanced profitability as compared to branches in our newer, less developed markets.
However, we can provide no assurance that the positive trends reflected in our recent financial and operating results will continue in 2021.

TRENDS IN THE MARKETPLACE
Our business relies on various market factors, one of which is residential housing demand. Following the late 2000s recession in the U.S. economy, housing starts dropped well below historical averages. Rates have been increasing ever since but remain below the average number of annual starts, with 1.38 million starts in 2020, forecasted to rise to 1.47 million in 2021 according to Wolters Kluwer’s Blue Chip Economic Indicators January 2021 forecast. We expect to benefit from the continued growth in single-family new residential construction as housing returns to historic stabilized levels. Commercial demand saw the largest decline of the end markets we serve due to impacts from the COVID-19 pandemic ("COVID-19"). However, we expect this sector to recover in 2021 with building starts, measured by investment dollars, forecast to increase 6% from 2020 according to Dodge Data & Analytics.
COVID-19 IMPACTS
In December 2019, a novel strain of coronavirus surfaced in Wuhan, China. Since then, the virus has spread globally, including to the United States. The COVID-19 pandemic has caused significant volatility, uncertainty and economic disruption. We saw a temporary but significant reduction in activity during portions of March, April and May of 2020 in our branches located in seven states and the Bay Area of California when these branches were forced to cease operations due to government-imposed shutdowns or limitations. Despite a decline in year-over-year U.S. housing starts in the second quarter of 2020, housing starts increased 11.4% and 11.7% in the third and fourth quarters of 2020 compared to 2019, respectively. This is evidence of the quick recovery in housing demand that should serve to help offset prolonged impacts of the pandemic already experienced. Any future branch closures due to the pandemic will negatively impact our business, but we cannot currently predict the extent of these impacts. See "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Key Factors Affecting Our Operating Results, COVID-19 Impacts” for more information.
SAFETY AND QUALITY CONTROL
Our quality control process starts with the initial proposal. Our sales staff and managers are knowledgeable about our service offerings and scope of work. They are trained on manufacturers’ guidelines as well as state and local building codes. Our quality control programs emphasize onsite inspections, training by manufacturers and various certification programs.
We consider safety and risk management to be a core business objective. Each year, we allocate significant staffing, funding and resources to our management systems that directly impact safety. We have strong workplace safety measures, including Safety Wanted 365, an initiative focused on creating a safer working environment for both our employees and other jobsite personnel through year-round education and training. Additionally, our branch managers are held accountable for the safety of employees and quality of workmanship at their locations.
CUSTOMERS
We serve a broad group of national, regional and local homebuilders, multi-family and commercial construction firms, individual homeowners and repair and remodeling contractors. Our top ten customers, which are primarily a combination of national and regional builders, accounted for approximately 15% of net revenue for the year ended December 31, 2020. We install a variety of products in multiple markets for our largest customers, further diversifying our relationship with them. For example, our largest customer is independently serviced by 71 different IBP branches nationwide despite representing approximately 5% of net revenue for the year ended December 31, 2020. While our largest customers are homebuilders, our customer base is also diverse. We work on a range of commercial projects including office buildings, airports, sports complexes, museums, hospitals, hotels and educational facilities. Of our top 20 customers, 16 represent homebuilders and the remaining four represent commercial customers. We have long-term relationships with many of our customers and have served each of our top ten customers for more than a decade.
BACKLOG
For contracts that are not complete at the reporting date, we recognize revenue over time utilizing a cost-to-cost input method. When this method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. The costs of earned revenue include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Backlog represents the transaction price for contracts for which work has not been performed and excludes unexercised contract options and potential modifications. Backlog is not a guarantee of future revenues as contractual commitments may change. There can be no assurance that backlog will result in revenues within the expected timeframe, if at all. We estimate backlog was $78.5 million as of December 31, 2020 and we estimated it to be $90.7 million as of December 31, 2019.
SUPPLIERS
We have long-term relationships with many of our suppliers and have experienced only limited disruptions in the supply of any of the primary materials we purchase and install. As one of the largest purchasers of insulation in the United States, we believe that we maintain particularly strong relationships with the largest manufacturers of these products. The proximity of certain of our branch locations to insulation manufacturers’ facilities provides additional mutual benefits, including opportunities for cost savings and joint planning regarding future production. Due to the limited number of large fiberglass insulation manufacturers, our three largest suppliers in the aggregate accounted for approximately 37% of all material purchases for the year ended December 31, 2020. We also believe that we maintain good relationships with suppliers of the non-insulation products we install. We have found that using multiple suppliers ensures a stable source of materials and favorable purchasing terms as suppliers compete to gain and maintain our business. In addition, our national purchasing volumes provide leverage with suppliers as we pursue additional purchasing synergies. The industry is currently experiencing manufacturer supply constraints for some of the insulation materials we install due to an unanticipated increase in demand as well as manufacturing curtailments due to COVID-19. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Key Factors Affecting our Operating Results" for more information.
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
The industry is currently experiencing manufacturer supply constraints for some of the insulation materials we install due to an unanticipated increase in demand as well as manufacturing curtailments due to COVID-19. As a result, some jobs may be temporarily delayed, resulting in lower revenue in the first and/or second quarters of 2021. While we anticipate this will not have a significant effect on our business, we cannot predict the full impact on our results of operations at this time. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Key Factors Affecting our Operating Results" for more information.
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
HUMAN CAPITAL RESOURCES
As of December 31, 2020, we had approximately 8,950 employees, consisting of approximately 6,350 installers, approximately 650 sales professionals, approximately 600 production personnel and approximately 1,350 administrative and management personnel. Less than 2% of our employees are covered under collective bargaining agreements. We have never experienced a work stoppage or strike, and we believe that we have good relationships with our employees.
Our employees are critical to our continued success and are our most important resource. We focus on attracting and retaining talented and experienced individuals to manage and support our operations. We consider retaining skilled employees to be a competitive advantage and employ various strategies to improve turnover metrics. In addition, we offer many benefits and resources to most employees, some of which are above and beyond what others in our industry offer. See "Competitive Advantages, Engaged employees” above for further details on turnover metrics and the benefits we offer.
Our management team supports the development of our existing workforce by establishing a culture of employee engagement, employee appreciation and the opportunity for promotion from within for many leadership positions. We believe this provides increased retention and promotes a long-term focus to our operations.
We respect and support the inclusion and diversity of all people within our workforce. We are committed to equal opportunity, maintaining workplaces free from discrimination and harassment on the basis of race, color, age, religion, sex, national origin, ancestry, gender, sexual orientation, gender identification, disability, military status, veteran status, or any other status protected by law. We are committed in policy and practice to providing equal employment opportunities for all applicants and employees based upon their training, experience, and overall qualifications. We do not tolerate inappropriate behavior or harassment.
The health and safety of our employees is of primary importance. See “Safety and Quality Control” above for details on our policies and practices. Our policy is designed to protect against accidents, injuries, and illnesses, in compliance with applicable safety and health laws and regulations. During the COVID-19 pandemic, we implemented increased safety protocols to protect our employees’ health and well-being, including increasing the frequency of regular cleaning and disinfecting processes at our facilities, adhering to social distancing protocols, limiting the number of workers on our jobsites, suspending non-essential air travel and encouraging employees to work remotely when possible. See “COVID-19 Impacts” above for more information.
INFORMATION TECHNOLOGY
JobCORE is our web-enabled internal software technology used by the majority of our branches. The system is designed to operate our business in a highly efficient manner and manage our operations. The jobCORE software provides in-depth real-time job-level operational and financial performance data from each branch to the corporate office. JobCORE provides us, our branch managers and our sales personnel with an important operational tool for monitoring branch level performance. It assists management in assessing important business questions, including customer analysis, sales staff analysis, branch analysis and other operating activities.
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
We are responsible for adhering to several federal, state and local regulations covering building codes, compliance with COVID-19 restrictions, labor-related regulations covering minimum wage and employee safety, and transportation procedures. Our transportation operations are subject to the regulatory jurisdiction of the U.S. Department of Transportation, or DOT, which has broad administrative powers. We are also subject to safety requirements governing interstate operations prescribed by the DOT. In addition, vehicle dimension and weight and driver hours of service are subject to both federal and state regulation. Our operations are also subject to the regulatory jurisdiction of the U.S. Department of Labor’s Occupational Safety and Health Administration, or OSHA, which has broad administrative powers regarding workplace and jobsite safety.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public on the SEC’s website at www.sec.gov. Our corporate website is located at www.installedbuildingproducts.com, or www.ibp.com, and our investor relations website is located at http://investors.installedbuildingproducts.com. Copies of our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material with or furnish it electronically to the SEC.
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
For a summary of the following risks, please see "Information Regarding Forward-Looking Statements and Risk Factors Summary" which appears immediately prior to Part I, Item 1, Business, of this Form 10-K.
RISKS RELATED TO OUR BUSINESS AND INDUSTRY
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
Our business is cyclical, seasonal and highly sensitive to economic and housing market conditions over which we have no control, including:
•the number of new home and commercial building construction starts;
•short- and long-term interest rates;
•inflation;
•employment levels and job and personal income growth;
•housing demand from population growth, household formation and other demographic changes;
•housing affordability;
•rental housing demand;
•availability and cost of labor;
•availability and cost of land;
•changes in material prices;
•local zoning and permitting processes, including the length of building cycles from permit to completion, based on local economic or environmental factors;
•federal, state and local energy efficiency programs, regulations, codes and standards;
•availability and pricing of mortgage financing for homebuyers and commercial financing for developers of multi-family homes and commercial projects;
•foreclosure rates;
•consumer confidence generally and the confidence of potential homebuyers in particular;
•U.S. and global financial system and credit market stability;
•federal government economic, trade, and spending laws and policies;
•private party and government mortgage loan programs and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices;
•federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, state and local income and real estate taxes and other expenses;
•general economic conditions, including in the markets in which we compete; and
•natural disasters, war, acts of terrorism and response to these events.

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
In 2020, the U.S. Census Bureau reported an estimated 1.38 million total housing starts, up from 1.29 million starts in 2019. Despite the increase, any future decline in new home construction and resulting product demand levels may materially adversely affect our business, financial condition, results of operations and cash flows. In particular, increases in mortgage interest rates and rising home prices, along with other economic factors, may lead to a decline in the home construction market. In addition, concerns over the affordability of housing may reduce demand in the markets we serve. The demand for residential construction could be negatively impacted if the number of renting households increases, as we have seen in the recent past, or by a shortage in the supply of affordable housing which could result in lower home ownership rates.
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
According to Dodge Data & Analytics, commercial building starts in 2021, measured by investment dollars, are expected to increase 6% from 2020 while institutional building starts (a subset of the nonresidential construction market in which we participate) are expected to increase 1% from 2020.
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
We review our goodwill for impairment annually during the fourth quarter. We also review our goodwill and other intangible assets when events or changes in circumstances indicate the carrying value may not be recoverable. In doing so, we either assess qualitative factors or perform a detailed analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We did not record any goodwill impairment charges in 2020, 2019, or 2018; however, a decline in the expectation of our future performance, a decline in our market capitalization, deterioration in expectations regarding the general economy and/or the timing and the extent of new home construction, home improvement and commercial construction activity may cause us to recognize non-cash, pre-tax impairment charges for goodwill or other long-lived assets, which are not determinable at this time. In addition, as a result of our acquisition strategy, we have recorded goodwill and may incur impairment charges in connection with prior and future acquisitions. If the value of goodwill or other intangible assets is impaired, our earnings and stockholders’ equity would be adversely affected. As of December 31, 2020, we had goodwill and other intangible assets in an aggregate amount of $388.3 million, or approximately 33% of our total assets, which is in excess of our stockholders’ equity.
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
Our ability to offer a wide variety of products to our customers depends on our ability to obtain adequate product supply from manufacturers. We do not typically enter into long-term agreements with our suppliers but have done so from time to time, including in 2018 when we entered into a contract to provide a portion of the insulation materials we utilize across our businesses during 2019, 2020 and 2021. We have certain agreements that do not qualify as supply agreements due to a lack of a fixed price and/or lack of a fixed and determinable purchase quantity, but nonetheless may require us to purchase certain of our products from certain vendors, depending on the specific circumstances. Generally, our products are available from various sources and in sufficient quantities to meet our operating needs. However, the loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our business, financial condition, results of operations and cash flows. Historically, unexpected events, such as incapacitation of supplier facilities due to extreme weather or fire, have temporarily reduced manufacturing capacity and production. The industry is currently experiencing manufacturer supply constraints for some of the insulation materials we install due to an unanticipated increase in demand as well as manufacturing curtailments due to COVID-19. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Key Factors Affecting our Operating Results" for more information. In addition, during prior economic downturns in the housing industry, manufacturers have reduced capacity by closing plants and production lines within plants. Even if such capacity reductions are not permanent, there may be a delay in manufacturers’ ability to increase capacity in times of rising demand. If the demand for products from manufacturers and other suppliers exceeds the available supply, we may be unable to source additional products in sufficient quantity or quality in a timely manner and the prices for the products that we install could rise. These developments could affect our ability to take advantage of market opportunities and limit our growth prospects. We continually evaluate our supplier relationships and at any given time may move some or all of our purchases from one or more of our suppliers. There can be no assurance that any such action would have its intended effect.
Failure by our suppliers to continue to provide us with products on commercially favorable terms, or at all, could have a material adverse effect on our operating margins, financial condition, operating results and/or cash flows. Our inability to source materials in a timely manner could also damage our relationships with our customers.

Changes in the costs of the products we install, an inability to increase our selling prices or a delay in the timing of such increases can decrease our profit margins
The principal building products we install have been subject to price changes in the past, some of which have been significant. For example, the industry supply of a portion of the insulation materials we install was disrupted due to a catastrophic failure at a manufacturer’s facility during the fourth quarter of 2017, resulting in insulation material allocation throughout the industry and, as a result, increased market pricing which impacted our results of operations in 2018 and 2019. Increased market pricing, regardless of the catalyst, could impact our results of operations in the future to the extent that price increases cannot be passed on to our customers. While we continue to work with our customers to adjust selling prices to offset the aforementioned higher costs, there can be no assurance that any such action would have its intended effect. In addition, our results of operations for individual quarterly periods can be, and have been, adversely affected by a delay between when building product cost increases are implemented and when we are able to increase prices for our products and services, if at all. Our supplier purchase prices often depend on volume requirements. If we do not meet these volume requirements, our costs could increase and our margins may be adversely affected. In addition, while we have been able to achieve cost savings through volume purchasing and our relationships with suppliers, we may not be able to continue to receive advantageous pricing for the products that we install, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Increases in union organizing activity and/or work stoppages could delay or reduce availability of products that we install and increase our costs.
Currently, less than 2% percent of our employees are covered by collective bargaining or other similar labor agreements. However, if a larger number of our employees were to unionize, including in the wake of any future legislation that makes it easier for employees to unionize, or if we acquire an entity with a unionized workforce in the future, our business could be negatively affected. Any inability by us to negotiate collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs. If any such strikes or other work stoppages occur, or if other employees become represented by a union, we could experience a disruption of our operations and higher labor costs.
We participate in various multiemployer pension plans under collective bargaining agreements in Washington, Oregon and Illinois with other companies in the construction industry. We also participate in various multiemployer health and welfare plans that cover both active and retired participants. These plans cover most of our union-represented employees. If a participating employer stops contributing to the multiemployer plan, the unfunded obligations of the plan may be borne by the remaining participating employers. In addition, if a participating employer chooses to stop participating in these multiemployer plans, the employer may be required to pay those plans a withdrawal liability based upon the underfunded status of the plan.
In addition, certain of our suppliers have unionized workforces and certain of our products are transported by unionized truckers. Strikes or work stoppages could result in slowdowns or closures of facilities where the products that we install are manufactured or could affect the ability of our suppliers to deliver such products to us. Any interruption in the production or delivery of these products could delay or reduce availability of these products and increase our costs.
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
RISKS TO OUR BUSINESS FROM EXTERNAL THREATS
The COVID-19 pandemic could have a material adverse effect on our business, financial condition, operating results and cash flows.
According to the World Health Organization (“WHO”), in December 2019 China reported a cluster of cases of pneumonia in Wuhan, Hubei Province later identified as a novel strain of coronavirus. In response, the WHO declared the situation a pandemic and the U.S. Secretary of Health and Human Services has declared a public health emergency. The COVID-19 pandemic has caused significant volatility, uncertainty and economic disruption. Many public health organizations and international, federal, state and local governments implemented measures to combat the spread of COVID-19 during 2020 with some of these restrictions still in place as of the date of filing of this Form 10-K. Some of these measures included restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. While portions of the economy have begun to reopen, there is still significant uncertainty surrounding the duration and scope of the pandemic, as well as its impact on the economy. We cannot predict if federal, state and local governments will implement additional restrictions, when restrictions currently in place will expire or whether restrictions currently in place will become more restrictive.
The continued spread of COVID-19 has adversely affected many industries as well as the economies and financial markets of many countries, including the United States, causing a significant deceleration of economic activity during a portion of 2020. This slowdown reduced production, decreased the level of trade, and led to widespread corporate downsizing, causing a sharp increase in unemployment in 2020 from which the economy is still recovering. There has also been significant disruption of and extreme volatility in the global capital markets, which could increase the cost of, or entirely restrict access to, capital in the future. The impact of this pandemic on the U.S. and world economies is uncertain and, unless the pandemic is contained, these adverse impacts could worsen, impacting all segments of the global economy, and result in a significant recession or worse.
Our business could be materially adversely affected by the COVID-19 pandemic and the global response. The Company and its customers’ businesses have generally been classified as “essential” businesses in most of the jurisdictions in which we operate, permitting us to continue operations in most of our markets. However, there can be no assurance that our operations will continue to be classified as “essential” in the future, or that we will not voluntarily limit or cease operations in one or more of our markets if we believe it is in our best interest. For example, during portions of March, April and May of 2020, we saw a temporary but significant reduction in activity in our branches located in seven states and the Bay Area of California, which collectively accounted for 10% of our net revenue during the year ended December 31, 2019. The reduced activity in these areas was attributable to construction being temporarily deemed non-essential during that time period. While operations have resumed to normal levels in all of these areas as of the date of filing of this Form 10-K, future mandatory shutdowns or reductions in operations could have a material adverse effect on our business. During 2020, we laid off or furloughed approximately 600 employees in areas where construction was not deemed “essential.” We have since rehired or brought back substantially all of those employees, but we may need to layoff or furlough other employees in the future. Any employee layoffs or furloughs associated with future branch closures or slowdowns are assumed to be temporary in nature but could result in long-term labor shortages in certain markets if we cannot rehire these employees once operations resume.
Further, the COVID-19 pandemic may have a material adverse impact on our customers and the homebuilding industry in general, as it has reduced employment levels and may adversely affect consumer spending or consumer confidence, which would decrease demand for homes. Based on the normal lag between starts and completions within the home building industry, we anticipate that a market decline could have an adverse impact on our business into 2021. In the commercial sector, certain large-scale infrastructure programs may be at risk if the need for such structures decline, project funding declines or as consumer behaviors change in the wake of COVID-19 disruptions to the economy and changes to our general ways of life. For example, reduced demand for office buildings, decreased airport traffic or decreased usage of sports arenas could impact our commercial end market.
The industry is currently experiencing manufacturer supply constraints for some of the insulation materials we install due to an unanticipated increase in demand as well as manufacturing curtailments due to COVID-19. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Key Factors Affecting our Operating Results" for more information.

Our management is focused on mitigating the impact of COVID-19 on our business and the risk to our employees, which has partially diverted management’s attention away from normal business operations. Additionally, we have taken a number of precautionary measures intended to mitigate the impact of COVID-19 on our business and the risk to our employees, including increasing the frequency of regular cleaning and disinfecting processes at our facilities, adhering to social distancing protocols, limiting the number of workers on jobsites, suspending non-essential air travel and encouraging employees to work remotely when possible, which could adversely affect our business. Despite these measures, our key management personnel and/or a portion of our installer base could become temporarily or permanently incapacitated by COVID-19 or related complications. This could result in a material adverse impact on our business, financial condition, operating results and cash flows. While these and other measures we may take are believed to be temporary, they may continue until the pandemic is contained or indefinitely and could increase costs and amplify existing risks or introduce new risks that could adversely affect our business, including, but not limited to, internal controls and cybersecurity risks.
Considerable uncertainty still surrounds COVID-19 and its potential effects, and the extent of and effectiveness of any responses taken on a local, national and global level. To date, vaccines have been developed and treatments have improved, but it is too soon to know if they will protect against a worsening of the pandemic or to prevent COVID-19 from becoming endemic. While we expect the COVID-19 pandemic and related events may have a negative effect on us in the future, the full extent and scope of the impact on our business and industry, as well as national, regional and global markets and economies, depends on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic, additional government actions taken in response to the pandemic, the impact on construction activity and demand for homes (based on employment levels, consumer spending and consumer confidence). Accordingly, our ability to conduct our business in the manner previously or currently expected could be materially and negatively affected, any of which could have a material adverse impact on our business, financial condition, operating results and cash flows.
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
In addition, adverse weather conditions, such as unusually prolonged cold conditions, rain, blizzards, hurricanes, earthquakes, fires, other natural disasters, epidemics or other catastrophic events could accelerate, delay or halt construction or installation activity or impact our suppliers. For example, the recent extreme cold and snow storms in Texas have significantly impacted our operations across the entire state of Texas. The temporary closure of our Texas branches and delays in completing jobs will negatively impact our results for February 2021, although we are not able to predict the impact on the first quarter of 2021 at this time. In addition, we may be subject to significant future claims related to frozen pipes in homes across Texas. The impact of these types of events on our business may adversely impact quarterly or annual net revenue, cash flows from operations and results of operations. For example, weather is the main reason for annual seasonality cycles of our business, and any adverse weather conditions can enhance this seasonality.
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
Adverse developments in the war on terrorism, terrorist attacks against the United States or any outbreak or escalation of hostilities between the United States and any foreign power may cause disruption to the economy. Since our business is dependent on the housing and construction industries, such adverse effects on the economy could negatively affect these industries and, therefore, our business, our employees and our customers, which could negatively impact our financial condition and results of operations.
RISKS ASSOCIATED WITH OUR GROWTH STRATEGY
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
Acquisitions involve a number of special risks, including:
•our inability to manage acquired businesses or control integration costs and other costs relating to acquisitions;
•potential adverse short-term effects on operating results from increased costs, business disruption or otherwise;
•diversion of management’s attention;
•loss of suppliers, customers or other significant business partners of the acquired business;
•failure to retain existing key personnel of the acquired business and recruit qualified new employees at the location;
•failure to successfully implement infrastructure, logistics and systems integration;
•potential impairment of goodwill and other intangible assets;
•risks associated with the internal controls of acquired businesses;
•exposure to legal claims for activities of the acquired business prior to acquisition and inability to realize on any indemnification claims, including with respect to environmental and immigration claims;
•the risks inherent in the systems of the acquired business and risks associated with unanticipated events or liabilities; and
•our inability to obtain financing necessary to complete acquisitions on attractive terms or at all.

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
As of December 31, 2020, our estimated backlog was approximately $78.5 million. In accordance with industry practice, many of our contracts are subject to cancellation, reduction, termination or suspension at the discretion of the customer in respect of work that has not yet been performed. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog but instead would collect revenues in respect of all work performed at the time of cancellation as well as all other costs and expenses incurred by us through such date. Projects can remain in backlog for extended periods of time because of the nature of the project, delays in execution of the project and the timing of the particular services required by the project. Additionally, the risk of contracts in backlog being canceled, terminated or suspended generally increases at times, including as a result of periods of widespread macroeconomic and industry slowdown, weather, seasonality and many of the other factors impacting our business. Many of the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. The revenue for certain contracts included in backlog are based on estimates. Therefore, the timing of performance on our individual contracts can affect our margins and future profitability. There can be no assurance that backlog will result in revenues within the expected timeframe, if at all.
We may be subject to claims arising from the operations of our various businesses for periods prior to the dates we acquired them.
We have consummated over 160 acquisitions. From time to time we are subject to claims or liabilities arising from the ownership or operation of acquired businesses for the periods prior to our acquisition of them, including environmental, employee-related and other liabilities and claims not covered by insurance. Any future claims or liabilities could be significant. Our ability to seek indemnification from the former owners of our acquired businesses for these claims or liabilities may be limited by various factors, including the specific time, monetary or other limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy our indemnification claims. In addition, insurance companies may be unwilling to cover claims that have arisen from acquired businesses or locations, or claims may exceed the coverage limits that our acquired businesses had in effect prior to the date of acquisition. If we are unable to successfully obtain insurance coverage of third-party claims or enforce our indemnification rights against the former owners, or if the former owners are unable to satisfy their obligations for any reason, including because of their financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our financial condition and results of operations.
LEGAL AND REGULATORY RISKS
Changes in employment laws may adversely affect our business.
Various federal and state labor laws govern the relationship with our employees and impact operating costs. These laws include:
•employee classification as exempt or non-exempt for overtime and other purposes;
•workers’ compensation rates;
•immigration status;
•mandatory health benefits;
•tax reporting; and
•other wage and benefit requirements.

We have significant exposure to changes in laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. Significant additional government-imposed increases in the preceding areas could have a material adverse effect on our business, financial condition and results of operations.
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
The recent extreme cold and snow storms in Texas may subject the Company to significant future claims related to frozen pipes in homes across Texas. Any liabilities assessed against us may not be covered by our insurance. Given the severity of the situation in Texas at the time of filing of this Form 10-K and the uncertain nature of any future claims, we cannot predict the impact on the Company at this time.
Product liability, workmanship warranty, casualty, negligence, construction defect, breach of contract and other claims and legal proceedings can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. In addition, lawsuits relating to construction defects typically have statutes of limitations that can run as long as ten years. Claims of this nature could also have a negative impact on customer confidence in us and our services. Current or future claims could have a material adverse effect on our reputation, business, financial condition and results of operations. For additional information, see Note 16, Commitments and Contingencies, to our audited consolidated financial statements included in this Form 10-K.
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

RISKS RELATED TO OUR INDEBTEDNESS
We have debt principal and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations.
Our degree of leverage and level of interest expense may have important consequences, including:
•our leverage may place us at a competitive disadvantage as compared with our less leveraged competitors and make us more vulnerable in the event of a downturn in general economic conditions or in any of our businesses;
•our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate may be limited;
•a substantial portion of our cash flow from operations will be dedicated to the payment of interest and principal on our indebtedness, thereby reducing the funds available to us for operations, capital expenditures, acquisitions, future business opportunities or obligations to pay rent in respect of our operating leases; and

Our ability to service our debt and other obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations or to successfully execute our business strategies. See "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Credit Facilities."
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
Our credit facilities, or any future facilities we enter into or other indebtedness we incur, impose certain restrictions and obligations on us. Under certain of these instruments, we must comply with defined covenants that limit our ability to, among other things:
•incur or guarantee additional debt and issue preferred stock;
•make distributions or dividends on or redeem or repurchase shares of common stock;
•make certain investments and acquisitions;
•make capital expenditures;
•incur certain liens or permit them to exist;
•enter into certain types of transactions with affiliates;
•acquire, merge or consolidate with another company; or
•transfer, sell or otherwise dispose of all or substantially all of our assets.

Our credit facilities contain, and any future facilities or other debt instruments we may enter into may contain, covenants requiring us to maintain certain financial ratios and meet certain tests, such as an excess cash flow test, fixed charge coverage ratio, leverage ratio or debt to earnings ratio. See "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Credit Facilities." Our ability to comply with those financial ratios and tests can be affected by events beyond our control, and we may not be able to comply with those ratios and tests when required to do so under the applicable debt instruments.
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
From time to time, we utilize interest rate derivatives to hedge the cash flows associated with existing variable-rate debt. The purpose of these instruments is to substantially reduce exposure to market risks on our Term Loan. We designated our forward interest rate swap in existence at the time of this Form 10-K as a cash flow hedge in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. However, in the future, we may fail to qualify for hedge accounting treatment under these standards for a number of reasons, including if we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or if our derivative instrument is not highly effective. If we fail to qualify for hedge accounting treatment, losses on the swap caused by the change in its fair value would be recognized as part of net income, rather than being recognized as part of other comprehensive income. Any such adverse developments could result in material liabilities and expense and could have a material adverse effect on our business.
Interest rate derivative instruments can be expensive and we could incur significant costs associated with the settlement or early termination of the agreements. For example, on August 4, 2020, we terminated our existing three interest swaps for an aggregate cash payment of $17.8 million and simultaneously entered into a new forward interest rate swap. In addition, our hedging transactions may expose us to certain risks and financial losses, including, among other things:
•the risk that the other parties to the agreements would not perform;

•the risk that the duration or amount of the hedge may not match the duration or amount of the related liability;

•the risk that the hedging instruments and the related liabilities do not transition to the same LIBOR replacement rate or that the timing or mechanics of such transition do not match between the hedging instruments and the related liabilities, in which case any such differences could decrease the effectiveness of the hedging instruments and increase our net liability;

•the risk that hedging transactions may be adjusted from time to time in accordance with accounting rules to reflect changes in fair values including downward adjustments which would affect our stockholders’ equity; and

•the risk that we may not be able to meet the terms and conditions of the hedging instruments, in which case we may be required to settle the instruments prior to maturity with cash payments that could significantly affect our liquidity.
If we default on our obligations under the instruments governing our indebtedness, we may not be able to make payments on the notes.
A failure by us to comply with the agreements governing our indebtedness, including, without limitation, our existing credit facilities or any future facilities, the indenture governing the notes offered hereby and our other contractual obligations (including restrictive, financial and other covenants included therein), to pay our indebtedness and fixed costs or to post collateral (including under hedging arrangements) could result in a variety of material adverse consequences, including a default under our indebtedness and the exercise of remedies by our creditors, lessors and other contracting parties, and such defaults could trigger additional defaults under other indebtedness or agreements.
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
If interest rates increase, our debt service obligations on our variable rate indebtedness, if any exists at the balance sheet date, would increase even though the amount borrowed would remain the same, and our net income and cash flows would correspondingly decrease. Specifically, we had no outstanding borrowings on our Revolver, as hereinafter defined, as of December 31, 2020, but should we have a balance in the future, we would incur interest based on a rate that varies per the conditions set forth in our agreement.
In addition, advances under our credit facilities generally bear interest based on, at our election, either the Eurodollar rate (“LIBOR”) or the base rate (which approximated the prime rate) plus a margin based on the type of rate applied and leverage ratio. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. The Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced in November 2020 a consultation regarding its intention to extend the publication of certain LIBOR settings, including the setting we use as a reference rate, to June 2023. Our Term Loan Agreement, as hereinafter defined, includes a mechanism to establish an alternative Eurodollar rate if certain circumstances arise such that LIBOR may no longer be used. Additionally, our ABL Credit Agreement, as hereinafter defined, includes a provision related to the potential discontinuance of LIBOR to be replaced with one or more Secured Overnight Financing Rate ("SOFR") values or another alternate benchmark rate. However, if LIBOR ceases to exist after June 2023, the interest rates under the alternative rate could be higher than LIBOR. To the extent that these interest rates are higher, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.
Our term loan bears interest at a variable rate, however interest rate hedges in place mitigate the risk of interest rate fluctuations associated with a portion of the outstanding debt balance. These derivative instruments are indexed to LIBOR, the value of which could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition. If a contract is not transitioned to an alternative reference rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected. While we currently expect LIBOR to be available to us as a reference rate in substantially its current form until June 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
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

RISKS RELATED TO OUR SECURITIES
The price of our common stock may fluctuate substantially and your investment may decline in value.
The market price of our common stock may be significantly affected by factors, such as:
•market conditions affecting the residential construction, commercial construction and building products industries;
•quarterly variations in our results of operations;
•changes in government regulations;
•the announcement of acquisitions by us or our competitors;
•changes in general economic and political conditions;
•volatility in the financial markets;
•results of our operations and the operations of others in our industry;
•changes in interest rates;
•the reduction, suspension or elimination of dividend payments;
•threatened or actual litigation and government investigations;
•the addition or departure of key personnel;
•actions taken by our stockholders, including the sale or disposition of their shares of our common stock;
•the extent of short-selling of shares of our common stock and the stock of our competitors; and
•differences between our actual financial and operating results and those expected by investors and analysts and changes in analysts’ recommendations or projections.

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
We have approximately 29.6 million shares of common stock outstanding as of December 31, 2020. The shares of common stock are freely tradable, except for any shares of common stock that may be held or acquired by our directors, executive officers and other affiliates, the sale of which will be restricted under the Securities Act of 1933, as amended. As of December 31, 2020, approximately 2.0 million of the 3.0 million shares of common stock authorized for issuance under the 2014 Omnibus Incentive Plan were available for issuance. These shares will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.
Jeff Edwards has significant ownership of our common stock and may have interests that conflict with those of our other stockholders.
As of December 31, 2020, Jeff Edwards beneficially owns approximately 20.7% of our outstanding common stock. As a result of his beneficial ownership of our common stock, he has sufficient voting power to significantly influence all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions, and he has significant influence over our management and policies. This concentration of voting power may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares of common stock, which could prevent stockholders from receiving a premium for their shares of common stock. These actions may be taken even if other stockholders oppose them. The interests of Jeff Edwards may not always coincide with the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of our other stockholders. In addition, under our amended and restated certificate of incorporation, Jeff Edwards is permitted to pursue corporate opportunities for himself, rather than for us.

Provisions of our charter documents and Delaware law could delay, discourage or prevent an acquisition of us, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for our stockholders to change our management.
Our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares of our common stock. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove members of our board of directors. These provisions include a classified board of directors with three-year staggered terms; no cumulative voting in director elections; the exclusive right of our board of directors to fill vacancies on our board; the ability of our board to authorize the issuance of shares of preferred stock and to determine the price and other terms without stockholder approval; a prohibition on stockholder action by written consent; a requirement that a special meeting of stockholders be called only by a resolution duly adopted by our board; and advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prohibits a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any delay or prevention of a change of control transaction or changes in our board of directors and management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares of our common stock.
We recently declared our first dividend to stockholders of our common stock, but may reduce, suspend, or eliminate dividend payments in the future.
We recently announced that our Board of Directors has approved the initiation of a quarterly cash dividend program and declared our first quarterly dividend, payable on March 31, 2021 at a rate of $0.30 per common share. We also announced that our Board of Directors will consider an annual variable dividend for the first quarter of each year commencing in 2022.

However, part of our business strategy includes retaining our future earnings, if any, in order to reinvest in the development and growth of our business, including our continued growth by acquisition strategy, and, therefore, we may reduce, suspend or eliminate dividend payments in the future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, the limits imposed by the terms of our credit facilities, or any then-existing debt instruments, and such other factors as our board of directors deems relevant. Accordingly, investors in our common stock may need to sell their shares to realize a return on their investment in our common stock, and investors may not be able to sell their shares at or above the prices paid for them.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Real Property
We lease office and warehouse space in 37 states, including our corporate office in Columbus, Ohio. Our leases are typically short in duration with customary extensions at our option. We believe suitable alternative space is available in all of our markets. We also own our cellulose manufacturing facility in Bucyrus, Ohio. The table below summarizes our locations as of December 31, 2020.

State	Number of Locations	Approximate Total Square Footage	State	Number of Locations	Approximate Total Square Footage
Alabama	3	29,150	Nebraska	1	12,741
Arizona	2	26,159	Nevada	1	15,350
California	15	169,972	New Hampshire	7	72,524
Colorado	9	80,162	New Jersey	4	38,100
Connecticut	2	31,292	New York	10	100,900
Delaware	4	31,175	North Carolina	15	155,401
Florida	25	203,303	Ohio	11	439,300
Georgia	13	190,890	Oklahoma	4	42,208
Idaho	3	43,000	Oregon	1	30,013
Illinois	6	71,739	Pennsylvania	2	34,373
Indiana	13	237,676	South Carolina	9	116,111
Kansas	1	14,206	Tennessee	6	91,482
Kentucky	4	46,330	Texas	18	308,121
Louisiana	1	10,000	Utah	4	77,955
Maine	3	38,750	Vermont	1	31,020
Maryland	4	42,310	Virginia	6	73,941
Massachusetts	4	45,303	Washington	6	102,533
Michigan	1	34,800	Wisconsin	9	187,131
Minnesota	6	114,890
Our Fleet
As of December 31, 2020, our fleet consisted of approximately 4,800 total vehicles that we either leased or owned, including approximately 4,600 installation vehicles, which our installers use to deliver and install products from our locations to job sites, and approximately 200 other vehicles that are utilized by our sales staff, branch managers and various senior management personnel. For additional information, see Note 8, Long-Term Debt, and Note 16, Commitments and Contingencies, to our audited consolidated financial statements included in this Form 10-K.
Item 3.    Legal Proceedings
We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course, including wage and hour lawsuits. We carry insurance coverage that we believe to be reasonable under the circumstances, although insurance may or may not cover any or all of our liabilities in respect to claims and lawsuits. While management currently believes that the ultimate resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, such matters are subject to inherent uncertainties. See Note 16, Commitments and Contingencies, within Item 8 of this Form 10-K for additional information on significant legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock is traded on the NYSE under the symbol “IBP.”
Holders of Record
As of February 17, 2021, there were 896 holders of record of our common stock, one of which was Cede & Co., which is the holder of shares held through the Depository Trust Company.
Dividend Policy
During the years ended December 31, 2020, 2019 and 2018, we did not declare or pay any cash dividends on our capital stock. We recently announced that our board of directors approved the initiation of a quarterly cash dividend program and declared our first quarterly dividend, payable on March 31, 2021 at a rate of $0.30 per common share. In addition to the quarterly cash dividend, the Board of Directors will consider an annual variable dividend to be paid in the first quarter of each year commencing in 2022. However, future determinations relating to payments of dividends will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, contractual restrictions, legal requirements and other factors our board of directors may deem relevant.
Stock Performance Graph
The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Russell 2000 Index (“Russell 2000”), (ii) the Standard & Poor’s Industrials Index (“S&P 500 Industrials”) and (iii) the S&P Smallcap 600 Index (“S&P Smallcap 600”). The graph assumes investments of $100 in our common stock and in each of the three indices and the reinvestment of dividends for the last five fiscal years through December 31, 2020.

	12/31/2015	12/31/2016	12/29/2017	12/31/2018	12/31/2019	12/31/2020
IBP	100	166	306	136	277	411
Russell 2000	100	121	139	124	155	186
S&P 500 Industrials	100	119	114	125	161	179
S&P Smallcap 600	100	126	143	131	161	179

Purchases of Equity Securities by the Issuer
The following table shows the stock repurchase activity for the three months ended December 31, 2020:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1 - 31, 2020	—	—	—	—
November 1 - 30, 2020	190,678	$95.26	190,678	$26.7	million
December 1 - 31, 2020	—	—	—	—
	190,678	$95.26	190,678	$26.7	million

(1)    On February 26, 2018, our board of directors authorized a $50.0 million stock repurchase program effective March 2, 2018 and on October 31, 2018, our board of directors approved an additional stock repurchase program, effective November 6, 2018, pursuant to which we may purchase up to an additional $100.0 million of our outstanding common stock. In February 2020, our board of directors approved extending the current stock repurchase program to March 1, 2021 and in February 2021, our board of directors extended the share repurchase plan to March 1, 2022 while simultaneously approving us to purchase up to $100.0 million of our outstanding common stock. During the year ended December 31, 2020, we repurchased approximately 0.6 million shares of our common stock with an aggregate price of approximately $33.9 million, or $53.57 average price per share, under our stock repurchase program.
Item 6.    Selected Financial Data
The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890.
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
OVERVIEW
We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products, including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving, mirrors and other products throughout the United States. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects in all 48 continental states and the District of Columbia from our national network of over 190 branch locations. Substantially all of our net revenue comes from service-based installation of these products in the residential new construction, repair and remodel and commercial construction end markets. We believe our business is well positioned to continue to profitably grow due to our strong balance sheet, liquidity and our continuing acquisition strategy.
A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, consumer confidence, employment rates, housing inventory levels, foreclosure rates, the health of the economy and availability of mortgage financing. The strategic acquisitions of multiple companies over the last several years contributed meaningfully to our 9.4% increase in net revenue during the year ended December 31, 2020 compared to 2019.
The COVID-19 pandemic has caused significant volatility, uncertainty and economic disruption throughout the world. We estimate the pandemic had a negative effect on our net revenue for the year ended December 31, 2020 compared to the same period in 2019, potentially delaying the completion of some of our jobs. However, the single family residential housing market rebounded quickly and we do not believe the impact on our overall business was significant during 2020. For a detailed discussion of impacts on our business, see "Key Factors Affecting our Operating Results, COVID-19 Impacts" below.
We have omitted discussion of 2018 results in the sections that follow where it would be redundant to the discussion previously included in Part II, Item 7, of our Form 10-K for the year ended December 31, 2019.

2020 Highlights

Net revenues increased 9.4%, or $141.6 million, while gross profit increased 17.3% to $510.0 million during the year ended December 31, 2020 compared to 2019. We also generated approximately $180.8 million of cash from operating activities, and at December 31, 2020 we had $231.5 million of cash and cash equivalents. We have not drawn on our existing $200 million revolving line of credit. The increase in net revenue and gross profit was primarily driven by selling price increases, the contribution of our recent acquisitions, lower fuel costs and increased sales volume of complementary products. We experienced sales growth year-over-year as reflected in the sales and relative performance metrics detailed below.

The highest level of growth occurred in our multi-family end market which grew by 37.5% for the year ended December 31, 2020 compared to 2019. We grew our largest end market, the single family subset of the residential new construction market, by 5.0% despite the effects of temporary business interruptions earlier in 2020 due to federal, state and local requirements in response to COVID-19. All of our locations serving the residential new construction end market were operating at December 31, 2020, although some continued to experience limitations depending on their local market. The large commercial end market experienced sales growth of 15.3% during the year ended December 31, 2020 primarily through acquisitions as same branch sales growth lagged resulting from certain production inefficiencies due to COVID-19 social distancing requirements as well as project delays due to macroeconomic concerns surrounding the pandemic. These fluctuations are shown in further detail in the "Key Measures of Performance" section below, and impacts from COVID-19 are discussed further in the sections that follow.

We were successful at realizing selling price increases during the year to offset previous cost increases on the material we install. We will continue to proactively work with customers and suppliers to manage the impacts of material inflation in 2021.

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

2019 Highlights
Net revenues increased 13.1%, or $175.2 million, during 2019 compared to 2018, primarily driven by increased selling prices, the continued recovery of housing markets, the contributions of our recent acquisitions and growth across our end markets and products. We experienced strong sales growth year-over-year of approximately 10.8% in our combined residential new construction and repair and remodel end markets and approximately 24.7% in our total commercial end-market. Gross margin of 28.8% benefited from selling price increases in 2019 resulting from significant insulation materials price increases in 2018.

In September 2019, we modified our debt structure in order to take advantage of the attractive market conditions. We issued $300.0 million aggregate principal amount at maturity of senior unsecured notes (the “Senior Notes”) with interest payable semi-annually in cash in arrears on February 1 and August 1, commencing on February 1, 2020. The net proceeds from the Senior Notes offering were $295.0 million after debt issuance costs, a portion of which we used to partially repay our outstanding obligations (including accrued and unpaid interest) under our term loan credit agreement (the “Term Loan Agreement”) and pay fees and expenses related to entry into the ABL Credit Agreement as defined below. In September 2019, we also entered into a new asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement provides for an asset-based lending credit facility (the “ABL Revolver”) of up to $200.0 million with a five-year maturity, which replaced our previous revolving credit facility of up to $150.0 million. In December 2019, we amended and restated our Term Loan. The amended Term Loan (i) effects a repricing of the interest rate applicable to the term loans thereunder from LIBOR plus 2.50% to LIBOR plus 2.25% and (ii) replaces Royal Bank of Canada with Bank of America, N.A. as the administrative agent and collateral agent thereunder. See "Liquidity and Capital Resources" below for further information about our debt.

Key Measures of Performance
The following table shows additional key measures of performance we utilize to evaluate our results:

	Years ended December 31,
	2020	2019	2018
Period-over-Period Growth
Sales Growth	9.4%	13.1%	18.0%
Same Branch Sales Growth (1)	4.5%	8.6%	11.5%
Single-Family Sales Growth (2)	5.0%	10.5%	20.0%
Single-Family Same Branch Sales Growth (1)(2)	0.4%	4.8%	12.1%
Multi-Family Sales Growth (3)	37.5%	13.5%	8.7%
Multi-Family Same Branch Sales Growth (1)(3)	33.2%	13.2%	7.3%
Residential Sales Growth (4)	9.2%	10.9%	18.4%
Residential Same Branch Sales Growth (1)(4)	4.7%	5.9%	11.4%
Large Commercial Sales Growth (5)	15.3%	14.3%	11.5%
Large Commercial Same Branch Sales Growth (1)(5)	2.8%	14.3%	11.5%

Same Branch Sales Growth
Volume Growth (1)(6)	1.9%	2.6%	6.1%
Price/Mix Growth (1)(7)	2.8%	5.4%	5.4%

U.S. Housing Market (8)
Total Completions Growth	2.5%	5.9%	2.8%
Single-Family Completions Growth (2)	0.9%	7.5%	5.6%
Multi-Family Completions Growth (3)	6.6%	2.2%	(3.6)%

(1)	Same-branch basis represents period-over-period growth for branch locations owned greater than 12 months as of each financial statement date.
(2)	Calculated based on period-over-period growth in the single-family subset of the residential new construction end market.
(3)	Calculated based on period-over-period growth in the multi-family subset of the residential new construction end market.
(4)	Calculated based on period-over-period growth in the residential new construction end market.
(5)	Calculated based on period-over-period growth in the large commercial end market.
(6)	Excludes the large commercial end market; calculated as period-over-period change in the number of completed same-branch residential new construction and repair and remodel jobs.
(7)	Excludes the large commercial end market; defined as change in the mix of products sold and related pricing changes and calculated as the change in period-over-period average selling price per same-branch residential new construction and repair and remodel jobs multiplied by total current year jobs. The mix of end customer and product would have an impact on the year-over-year price per job.
(8)	U.S. Census Bureau data, as revised.

We believe the revenue growth measures are important indicators of how our business is performing, however, we may rely on different metrics in the future. We also utilize gross profit percentage as shown in the following section to monitor our most significant variable costs and to evaluate labor efficiency and success at passing increasing costs of materials to customers.

Net revenue, cost of sales and gross profit
The components of gross profit for 2020, 2019 and 2018 were as follows (dollars in thousands):

	2020	Change	2019	Change	2018
Net revenue	$1,653,225	9.4%	$1,511,629	13.1%	$1,336,432
Cost of sales	1,143,251	6.2%	1,076,809	11.6%	964,841
Gross profit	$509,974	17.3%	$434,820	17.0%	$371,591
Gross profit percentage	30.8%		28.8%		27.8%

Net revenues increased during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by acquisitions, increased sales volume of complimentary products, and increased selling prices. We estimate net revenue for the year ended December 31, 2020 was negatively impacted by temporary branch closures as a result of COVID-19 by a range of approximately $12.0 million to $14.5 million. As a percentage of net revenues, gross profit increased during the year ended December 31, 2020 compared to the year ended December 31, 2019 attributable primarily to lower fuel costs and achieving higher selling prices on relatively stable material costs, as evidenced by our 2.8% improvement in pricing and customer and product mix, based on all of our combined markets excluding the large commercial end market. Labor utilization improved, in part, as a result of leverage on selling price increases and efficiencies gained through a tighter geographic concentration of housing in certain markets due to higher demand. However, restrictions limiting the number of laborers on a jobsite and our internal standards for social distancing practices impacted the number of completed jobs and operational efficiencies across our end markets during portions of 2020. See “Key Factors Affecting Our Operating Results, COVID-19 Impacts" below for further information.
Operating Expenses

Operating expenses for 2020, 2019 and 2018 were as follows (dollars in thousands):

	2020	Change	2019	Change	2018
Selling	$81,613	8.8%	$75,016	11.8%	$67,105
Percentage of total net revenue	4.9%		5.0%		5.0%
Administrative	$237,959	11.1%	$214,134	15.2%	$185,850
Percentage of total net revenue	14.4%		14.2%		13.9%
Amortization	$28,535	16.4%	$24,510	-3.6%	$25,419
Percentage of total net revenue	1.7%		1.6%		1.9%
Selling
The dollar increase in selling expenses in 2020 was primarily driven by a year-over-year increase in selling wages, benefits and commissions of $6.6 million, or 10.1%, which supported our increased net revenue of 9.4%. Selling expense decreased slightly as a percentage of sales as we maintained our selling leverage as we increased sales.
Administrative
The increase in administrative expenses in 2020 was primarily due to an increase in wages and benefits in the amount of $19.4 million, which was attributable to both acquisitions and organic growth as well as company performance. During 2020, we saw our costs related to liability insurance increase $2.1 million and our costs related to facilities increase $2.9 million due to both acquisitions and organic growth. This increase was offset by lower travel costs due to travel restrictions caused by the COVID-19 pandemic.
Amortization
Our intangible assets include non-competes, customer relationships, trade names and backlog. Amortization of intangibles attributable to acquisitions increased by $4.0 million in 2020 resulting from new intangible assets from 2020 acquisitions. See

Note 17, Business Combinations, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K for information on our acquisitions.
Other Expense
Other expense, net for 2020, 2019 and 2018 was as follows (dollars in thousands):

	2020	Change	2019	Change	2018
Interest expense, net	$30,291	7.8%	$28,104	37.1%	$20,496
Other	399	-11.5%	451	-15.7%	535
Total other expense	$30,690	7.5%	$28,555	35.8%	$21,031
The year-over-year increase in other expense, net during 2020 and 2019 was primarily a result of increased debt levels associated with our debt-related financing transactions. Interest expense, net also increased during 2020 due to amortization of our realized loss on our terminated interest rate swap derivatives. See Note 8 and Note 11 to our audited consolidated financial statements included in this Form 10-K for further information regarding debt balances and derivatives.
Income Tax Provision
Income tax provision and effective tax rates for 2020, 2019 and 2018 were as follows (dollars in thousands):

	2020	2019	2018
Income tax provision	$33,938	$24,446	$17,438
Effective tax rate	25.9%	26.4%	24.2%
During the year ended December 31, 2020, our tax rate was favorably impacted by the release of a valuation allowance for a tax filing entity. This favorability was offset by the tax effect of losses incurred by separate companies to which no benefit can be recognized due to a full valuation allowance against the losses as well as a tax shortfall from equity vesting.
During the year ended December 31, 2019, our tax rate was unfavorably impacted by the tax effect of losses incurred by separate companies to which no benefit can be recognized due to a full valuation allowance against the losses and various permanent items.
Other comprehensive loss, net of tax
Other comprehensive loss, net of tax was as follows (in thousands):

	2020	2019	2018
Unrealized loss on cash flow hedge, net of taxes	$(1,620)	$(6,712)	$(1,050)
During the year ended December 31, 2020, we terminated our two existing interest rate swaps and our forward interest rate swap. We will amortize the realized loss at the time of termination over the course of the originally scheduled settlement dates of the terminated swaps. During the year ended December 31, 2020, unrealized loss on cash flow hedge, net of taxes included $1.3 million of such amortization. In addition, prior to termination of the swaps, we recorded unrealized losses, net of taxes on our now-terminated cash flow hedges primarily due to interest rate declines and market responses to the COVID-19 pandemic of $6.3 million. Upon termination of our existing swaps, we simultaneously entered into a new forward interest rate swap. During the year ended December 31, 2020, we recorded an unrealized gain, net of taxes of $3.4 million on our new forward cash flow hedge due to favorable market conditions. In 2019, our cash flow hedge position decreased primarily due to unexpected declines in interest rates. For more information on our cash flow hedges, see "Liquidity and Capital Resources, Derivative Instruments" below.

KEY FACTORS AFFECTING OUR OPERATING RESULTS
Trends in the Construction Industry
Our operating results may vary based on the amount and type of products we install and the mix of our end markets among new single-family, multi-family and commercial builders and owners of existing homes. We expect to benefit from the continued growth in single-family new residential construction as housing returns to historic stabilized levels. We maintain a mix of business among all types of homebuilders ranging from small custom builders to large regional and national homebuilders as well as a wide range of commercial builders. Net revenue derived from our ten largest homebuilder customers in the United States was approximately 15% for the year ended December 31, 2020. The residential new construction and repair and remodel markets represented approximately 82% of our total net revenue for the years ended December 31, 2020 and 2019, with the remaining portion attributable to the commercial construction end market.
The industry experienced signs of manufacturer supply constraints for some of the insulation materials we install during the fourth quarter of 2020 due to an unanticipated increase in demand as well as manufacturing curtailments due to COVID-19. We anticipate these shortages will continue into 2021 but will not last as long as the shortages we experienced after the 2017 incident. Our results of operations in 2021 may be temporarily impacted by the current supply constraints as we may be unable to complete jobs at our preferred pace, but we expect supply to catch up to our demand by the end of 2021. This outlook may change depending on continued increased housing demand and the ability of manufacturers to produce adequate supply.
Cost of Materials
We typically purchase the materials we install directly from manufacturers. The industry supply of these materials has experienced disruptions in the past. For example, the industry supply of a portion of the insulation materials we install was disrupted due to a catastrophic failure at a manufacturer’s facility during the fourth quarter of 2017. This resulted in the need for manufacturers to allocate materials across the industry which affected the pricing of those materials.
In addition, we experience price increases from our suppliers from time to time, including multiple increases in the last two years. We have also experienced increased pricing for fiberglass insulation materials in 2021, and expect manufacturers to seek additional price increases during the year. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations in 2021, to the extent that price increases cannot be passed on to our customers. For example, after the events of the fourth quarter of 2017, selling price increases lagged materials cost increases. We began to see improvement in our selling prices in the second quarter of 2019, and this continued into 2020 as evidenced by our 2.0% improvement in gross profit as a percentage of sales during the year ended December 31, 2020 compared to 2019. We will continue to work with our customers to adjust selling prices to offset higher costs as they occur. See “COVID-19 Impacts” below for a discussion of the short-term impacts of the current economic climate on the availability of the materials we install.
Cost of Labor
Our business is labor intensive. As of December 31, 2020, we had approximately 8,950 employees, most of whom work as installers on local construction sites. We expect to spend more to hire, train and retain installers to support our growing business in 2021, as tight labor availability continues within the construction industry. We offer a comprehensive benefits package, which many of our local competitors are not able to provide, which will increase costs as we hire additional personnel. Our workers’ compensation costs also continue to increase as we increase our coverage for additional personnel.

Despite temporary layoffs and furloughs driven by branch closures during portions of the first and second quarters as a response to the effects of COVID-19, we experienced strong employee retention, turnover and labor efficiency rates in the year ended December 31, 2020. We believe this is partially a result of various programs meant to benefit our employees, including our financial wellness plan, longevity stock compensation plan for employees and assistance from the Installed Building Products Foundation meant to benefit our employees, their families and their communities. While improved retention drives lower costs to recruit and train new employees, resulting in greater installer productivity, these improvements are somewhat offset by the additional costs of these incentives. See “COVID-19 Impacts” below for a discussion of the short-term impacts of the current economic climate on our workforce. In 2020, we contributed $1.9 million to the Foundation. These contributions were primarily funded by our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, who agreed in advance to waive their performance-based cash awards to assist with our Foundation programs. For 2021, we currently expect that contributions to the Foundation will be funded in full by the Company.

COVID-19 Impacts
In December 2019, a novel strain of coronavirus ("COVID-19") surfaced in Wuhan, China. Since then, the virus has spread globally, including to the United States. In response, the World Health Organization declared the situation a pandemic and the U.S. Secretary of Health and Human Services declared a public health emergency. The COVID-19 pandemic has caused significant volatility, uncertainty and economic disruption. Many public health organizations and international, federal, state and local governments implemented measures to combat the spread of COVID-19 during portions of 2020 with some of these restrictions still in place as of the date of filing of this Form 10-K. Some of these measures include restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. While portions of the economy have since reopened, there is still significant uncertainty surrounding the duration and scope of the pandemic, as well as its impact on the economy. We cannot predict if federal, state and local governments will implement additional restrictions, when restrictions currently in place will expire or whether restrictions currently in place will become more limiting.

Due to these limitations, we saw a temporary but significant reduction in activity during portions of March, April and May of 2020 in our branches located in seven states and the Bay Area of California, which collectively accounted for 10% of our net revenue during the year ended December 31, 2019. The reduced activity in these areas was attributable to construction being temporarily deemed non-essential during that time period. While we estimate net revenue for the year ended December 31, 2020 compared to the same period in 2019 was reduced as a result of these interruptions, we do not believe the various orders and restrictions, or COVID-19 itself, significantly impacted our business in the year ended December 31, 2020 as construction was deemed “essential” in other states.

While we expect the COVID-19 pandemic and related events could have a negative effect on us in 2021, the full extent and scope of the impact on our business and industry, as well as national, regional and global markets and economies, depends on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic, additional government actions taken in response to the pandemic, the impact on construction activity and demand for homes (based on employment levels, consumer spending and consumer confidence). The U.S. housing market was robust in the latter months of 2019 and experienced a strong start in 2020. Despite a decline in year-over-year U.S. housing starts in the second quarter of 2020, housing starts increased 11.2% and 11.7% in the third and fourth quarters of 2020 compared to 2019, respectively. This is evidence of the quick recovery in housing demand that should serve to help offset prolonged impacts of the pandemic already experienced. In addition, we believe there remains a sizable industry backlog for the residential end market which we expect will provide us short-term relief from the volatility in industry housing starts experienced earlier in 2020. However, due to the normal lag between housing starts and completions, we began to see an impact from this decline in housing starts, and other market disruptions that occurred in the early stages of the pandemic, in the fourth quarter of 2020 and expect to continue to see this trend into 2021. Specifically, we anticipate revenue, net income and cash from operations were, and could be, impacted during these periods. Given the considerable uncertainty created by the COVID-19 pandemic and its potential effects, it is not possible to estimate the full, adverse impact to our full year 2020 or 2021 sales or other financial results at this time.

We expect any future branch closures, as well as any broader impacts to the housing industry that might occur, will negatively impact our business. Industry information has indicated that new home orders at some of the nation’s larger builders slowed dramatically during the second quarter of 2020 but have rebounded quickly. Most industry experts currently forecast 2021 housing starts will continue to improve over 2020, with total 2021 housing starts estimated at 1.47 million units per Wolters Kluwer’s Blue Chip Economic Indicators January 2021 forecast compared to 1.38 million starts in 2020 per the U.S. Census Bureau. In the commercial sector, we have experienced some impact to our large commercial business, mainly in the form of project start delays and inefficiencies due to social distancing requirements in some areas. In the future, certain large-scale infrastructure programs may be at risk if the need for such structures decline, project funding declines or as consumer behaviors change in the wake of COVID-19 disruptions to the economy and changes to our general ways of life. For example, reduced demand for office buildings and/or educational facilities, decreased airport traffic, or decreased usage of sports arenas or similar large commercial structures could impact our commercial end market.

Our management remains focused on mitigating the impact of COVID-19 on our business and the risk to our employees and customers. We have taken a number of precautionary measures intended to mitigate these risks, including increasing the frequency of regular cleaning and disinfecting processes at our facilities, adhering to social distancing protocols, limiting the number of workers on our jobsites, suspending non-essential air travel and encouraging employees to work remotely when possible. As is common practice in our industry, installers are required to wear protective equipment in the process of completing their work and this practice has been extended to employees at our facilities and within general office spaces. We are prepared to take additional actions if necessary as suggested or required by various health agencies.

We continue to evaluate the nature and extent of the COVID-19 pandemic’s impact on our financial condition, results of operations and cash flows. Specific impacts of branch closures to date, as well as potential future impacts include, but are not limited to, the following:

•Other than branches that serve states where construction was not deemed “essential” during portions of 2020, we have experienced limited business disruptions to date and therefore have not needed to implement significant continuity measures and have not incurred significant expenditures to do so. Assuming a significant number of additional states or markets in which we operate do not reverse their current positions about construction being an “essential” business, we do not anticipate having to implement any additional measures in the future.

•The industry experienced signs of manufacturer supply constraints for some of the insulation materials we install during the fourth quarter of 2020 and continuing into 2021 due, in part, to effects of COVID-19 on some manufacturers. However, some are taking measures to address the reduced supply and we have not yet experienced a significant disruption in the supply of the various insulation products we install. All insulation manufacturers from which we purchase operate facilities in the continental U.S. We are monitoring suppliers of our other products and, to date, have had no issues acquiring the inventory we need to operate our business. We currently do not anticipate the pandemic to cause any significant issues with securing these other products in the future.

•During the first half of 2020, we laid off or furloughed approximately 600 employees in areas where construction was not deemed “essential.” We are pleased to report we have rehired or brought back substantially all of those employees.

•Our corporate office is fully operational, even though many employees are working remotely. As such, we have made no modifications to internal controls over financial reporting and have confidence controls are operating as designed. We have enhanced our efforts to mitigate cyber threats and phishing, given the number of employees working remotely. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact of their design and operating effectiveness.

•We continue to expect some impact to our earnings, financial position and cash flows in 2021, however there is much uncertainty surrounding the estimated magnitude of these impacts. We estimate limited impact to our Consolidated Balance Sheets other than a potential reduction in working capital due to the possibility of reduced net revenue and net income. This impact was mitigated somewhat in 2020 by actions taken by management to limit spending during portions of the year including temporarily suspending our stock repurchase program and temporarily suspending acquisition activities. Trade accounts receivable may also be reduced somewhat by lower net revenue and a higher allowance for credit losses due to enhanced risk of uncollectibility from some customers, although we have not seen a significant impact to date. We anticipate revenue and net income may be negatively impacted in 2021. While our cash from operations may decline over recent performance due to a decrease in expected net income driven by lower net revenue, we do not anticipate any issues meeting debt obligations or making timely payments to vendors given our strong liquidity and large cash reserves. See discussion of impacts to our liquidity within the Liquidity and Capital Resources section below.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES Act") was signed into law. The CARES Act provides numerous tax provision and other stimulus measures. We have benefited from the temporary suspension of certain payment requirements for the employer portion of Social Security taxes. As of December 31, 2020, we deferred $20.7 million of payments, depending on the number of employees, that would have been paid during 2020, such that under the CARES Act, 50% of the amount will now be paid on December 31, 2021 and the remaining 50% will be paid on December 31, 2022. It is important to note that this does not impact the timing of the expense, only the timing of the payment. We also benefited from the creation of certain refundable employee retention credits and the technical correction for qualified leasehold improvements, which provides for tax bonus depreciation.

In addition, we were adhering to the Families First Coronavirus Response Act ("FFCRA") which required employers to provide their employees with paid sick leave and extended family and medical leave for specified reasons related to COVID-19. Qualifying reasons for leave related to COVID-19 include when an employee is quarantined, is experiencing COVID-19 symptoms and is seeking a medical diagnosis, is being advised by a healthcare provider to self-quarantine, is caring for an individual subject to a quarantine order or self-quarantine situation, is caring for a child whose school or place of care is closed, or is experiencing any other substantially similar condition specified by the U.S. Department of Health and Human Services. These provisions were in effect until December 31, 2020.

Other Factors
We expect our selling and administrative expenses to continue to increase as our business grows, which could impact our future operating profitability.
INFLATION
Our performance is dependent to a significant extent upon the levels of U.S. residential new construction spending, which is affected by factors such as interest rates, inflation, consumer confidence and unemployment. We do not believe that inflation had a material impact on our business, financial condition or results of operations in 2020.
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
LIQUIDITY AND CAPITAL RESOURCES
Our capital resources primarily consist of cash from operations and borrowings under our various debt agreements and capital equipment leases and loans. Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and to meet required principal and interest payments. We may also use our resources to fund our optional stock repurchase program and recently announced quarterly dividend program. As discussed above, our cash reserves may also be used to fund payroll and other short-term requirements if our business is affected significantly by COVID-19. Our investments consisted of highly liquid instruments primarily including corporate bonds and commercial paper as of December 31, 2019. As of December 31, 2020, we had no outstanding borrowings under our asset-based lending credit facility (as defined below).

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months as evidenced by our net positive cash flows from operations for the years ended December 31, 2020, 2019 and 2018. We believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions.

While the general economic environment within the United States and most markets around the world have been significantly impacted by the spread of COVID-19, prompting governmental and health agencies to issue unprecedented orders to close businesses not deemed “essential” during portions of the year ended December 31, 2020, we believe we have robust capital resources at our immediate disposal to meet our needs. We have cash reserves and short-term investments of $231.5 million as of December 31, 2020 as well as access to $200.0 million under our ABL Revolver, less $38.8 million of outstanding letters of credit. This amount available to us is based on eligible collateral, which may be reduced over time. While our cash from operations may decline in 2021 due to factors described above, we believe it will remain at a level to fund our operations and not require us to draw on our ABL Revolver. However, as necessary or desirable, we may adjust or amend the terms of our credit facilities. With the uncertainty surrounding COVID-19, our ability to engage in such transactions may be constrained by volatile credit market conditions.

In response to COVID-19, we took a number of proactive steps during the year ended December 31, 2020 to preserve cash and maximize our financial flexibility in order to efficiently manage through the COVID-19 pandemic. These actions included:

•temporarily suspending stock repurchases under our share repurchase program (reinstated in November 2020);
•deferring employer portion of Social Security taxes under the CARES Act and adhering to the FFCRA Act. See "COVID-19 Impacts" above.
•delaying acquisition closings during portions of the first and second quarters (activity resumed in late June 2020 after our industry stabilized);
•temporarily suspending pay increases for our executive officers until the third quarter of 2020; and
•eliminating non-essential travel.

See Part II, Item 1A, Risk Factors, for more information on the potential impacts from the COVID-19 pandemic and resulting economic strain.

LIBOR is used as a reference rate for our Term Loan and our interest rate swap agreements we use to hedge our interest rate exposure. In 2017, the Financial Conduct Authority (“FCA”), the authority that regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. The Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced in November 2020 a consultation regarding its intention to extend the publication of certain LIBOR settings, including the setting we use as a reference rate, to June 2023. Our Term Loan Agreement, as hereinafter defined, was amended to include a mechanism to establish an alternative Eurodollar rate if certain circumstances arise such that LIBOR may no longer be used. Additionally, our ABL Credit Agreement includes a provision related to the potential discontinuance of LIBOR to be replaced with one or more Secured Overnight Financing Rate values or another alternate benchmark rate. However, if LIBOR ceases to exist after June 2023, the interest rates under the alternative rate could be higher than LIBOR. In addition, LIBOR is used as a reference rate for our interest rate swap agreements we use to hedge our interest rate exposure. During the year ended December 31, 2020, we adopted ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The purpose of this guidance is to provide relief for impacted areas as it relates to impending reference rate reform. We elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.

The following table summarizes our liquidity as of December 31 (in thousands):

	2020	2019
Cash and cash equivalents	$231,520	$177,889
Short-term investments	—	37,961
ABL Revolver	200,000	200,000
Less: outstanding letters of credit and cash collateral	(38,772)	(38,672)
Total liquidity (1)	$392,748	$377,178
(1)    Total liquidity reflects full borrowing base capacity under our asset-based lending credit facility (as defined below) and may be limited by certain cash collateral limitations depending upon the status of our borrowing base availability. These potential deductions would lower our available cash and cash equivalents balance shown in the table above. As of December 31, 2020, total liquidity would be reduced by $15.5 million due to these cash collateral limitations. In addition, total liquidity is further reduced by $5.3 million within cash and cash equivalents above which was deposited into a trust to serve as additional collateral for our workers’ compensation and general liability policies. This amount can be converted to a letter of credit at our discretion and would reduce the availability on our asset-based lending credit facility (as defined below) included in the table above.
Debt
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
The indenture covering the Senior Notes contains restrictive covenants that, among other things, limit the ability of the Company and certain of our subsidiaries (subject to certain exceptions) to: (i) incur additional debt and issue preferred stock; (ii) pay dividends on, redeem or repurchase stock in an aggregate amount exceeding 2.0% of market capitalization per fiscal year, or in an aggregate amount exceeding certain applicable restricted payment baskets; (iii) prepay subordinated debt; (iv) create liens; (v) make specified types of investments; (vi) apply net proceeds from certain asset sales; (vii) engage in transactions with affiliates; (viii) merge, consolidate or sell substantially all of our assets; and (ix) pay dividends and make other distributions from subsidiaries.
Credit Facilities
In December 2019, we amended and restated our $400 million, seven-year term loan facility due April 2025 (the “Term Loan”) under our credit agreement (the “Term Loan Agreement”), dated as of April 13, 2017 (as previously amended by the First Amendment thereto dated November 30, 2017 and by the Second Amendment thereto dated June 19, 2018). The amended Term Loan (i) effects a repricing of the interest rate applicable to the term loans thereunder from LIBOR plus 2.50% to LIBOR plus 2.25% and (ii) replaces Royal Bank of Canada with Bank of America, N.A. as the administrative agent and collateral agent thereunder. As of December 31, 2020, we had $198.7 million, net of unamortized debt issuance costs, due on our Term Loan. The amended Term Loan also has a margin of 1.25% in the case of base rate loans.
In September 2019, we entered into a new asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement provides for an asset-based lending credit facility (the “ABL Revolver”) of up to $200.0 million with a five-year maturity, which replaced the Company’s previous revolving credit facility. Borrowing availability under the ABL Revolver is based on a percentage of the value of certain assets securing the Company’s obligations and those of the subsidiary guarantors thereunder. In connection with the Amended and Restated Term Loan, we entered into a Second Amendment (the “Second Amendment”) to the ABL/Term Loan Intercreditor Agreement with Bank of America, N.A., as ABL Agent for the lenders under the ABL Credit Agreement, and Bank of America, N.A., as Term Loan Agent for the lenders under the Term Loan. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of December 31, 2020 was $161.2 million.
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
The ABL Credit Agreement contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of 1.0x in the event that we do not meet a minimum measure of availability under the ABL Revolver. The ABL Credit Agreement and the Term Loan Agreement contain restrictive covenants that, among other things, limit the ability of the Company and certain of our subsidiaries (subject to certain exceptions) to: (i) incur additional debt and issue preferred stock; (ii) pay dividends on, redeem or repurchase stock in an aggregate amount exceeding 2.0% of market capitalization per fiscal year, or in an aggregate amount exceeding certain applicable restricted payment baskets; (iii) prepay subordinated debt; (iv) create liens; (v) make specified types of investments; (vi) apply net proceeds from certain asset sales; (vii) engage in transactions with affiliates; (viii) merge, consolidate or sell substantially all of our assets; and (ix) pay dividends and make other distributions from subsidiaries.
All of the obligations under the Term Loan and ABL Revolver are guaranteed by all of the Company’s existing restricted subsidiaries and will be guaranteed by the Company’s future restricted subsidiaries. Additionally, all obligations under the Term Loan and ABL Revolver, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and the guarantors, subject to certain exceptions and permitted liens, including a first-priority security interest in such assets that constitute ABL Priority Collateral, as defined in the ABL Credit Agreement, and a second- priority security interest in such assets that constitute Term Loan Priority Collateral, as defined in the Term Loan Agreement.
At December 31, 2020, we were in compliance with all applicable covenants under the Term Loan Agreement, ABL Credit Agreement and the Senior Notes.
Derivative Instruments
During the year ended December 31, 2020, we terminated our two existing interest rate swaps and our forward interest rate swap and simultaneously entered into a new forward interest rate swap beginning July 30, 2021. The purpose of terminating our then existing derivative contracts in favor of a new contract was to take advantage of better available market rates. We settled the terminated swaps by making a cash payment of $17.8 million. The unrealized loss included in accumulated other comprehensive loss associated with the terminated swaps of $17.8 million at the time of termination will be amortized to interest expense over the course of the originally scheduled settlement dates of the terminated swaps. During the year ended December 31, 2020, we amortized $1.3 million of the unrealized loss to interest expense, net. The new forward interest rate swap has a beginning notional amount of $200.0 million, a fixed rate of 0.51% and a maturity date of April 15, 2030. Upon commencement, this forward swap will serve to hedge substantially all of the variable cash flows on our Term Loan until its maturity and if extended. The assets and liabilities associated with the forward interest rate swap are included in other long-term assets and other current liabilities on the Consolidated Balance Sheets at their fair value amounts as described in Note 10, Fair Value Measurements.
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
Total gross assets and respective outstanding loan balances relating to our master loan and equipment agreements were $132.2 million and $67.5 million as of December 31, 2020, respectively, and $130.2 million and $72.7 million as of December 31, 2019, respectively. See Note 8 to our audited consolidated financial statements included in this Form 10-K for more information regarding our Master Loan and Security Agreement, Master Equipment Lease Agreement and Master Loan Agreements.
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

As of December 31, 2020
Performance bonds	$37,335
Insurance letters of credit and cash collateral	45,216
Permit and license bonds	7,948
Total bonds and letters of credit	$90,499
In 2020, we posted $5.3 million into a trust to serve as additional collateral for our workers’ compensation and general liability policies. This collateral can be converted to a letter of credit at our discretion and is therefore not considered to be restricted cash.
Historical cash flow information
Working Capital
We carefully manage our working capital and operating expenses. As of December 31, 2020, and 2019, our working capital, including cash, was $387.5 million, or 23.4% of net revenue, and $367.8 million, or 24.3% of net revenue, respectively. The increase in working capital year-over-year in 2020 was driven primarily by a $15.7 million increase in cash and cash equivalents and investments resulting from positive operating cash flows, and an increase in accounts receivable of $22.0 million resulting from our increased net revenue. These increases were offset by an increase of $12.2 million in accrued compensation primarily due to the current portion of payroll tax deferrals due under the CARES Act as of December 31, 2020. We continue to look for opportunities to reduce our working capital as a percentage of net revenue.
Cash Flows from Operating Activities
Net cash provided by operating activities was $180.8 million and $123.1 million for the years ended December 31, 2020 and 2019, respectively. Generally, the primary drivers of our cash flow from operations are operating income, adjusted for certain non-cash items, offset by cash payments for taxes and interest on our outstanding debt. Our cash flows from operations can be impacted by the timing of our cash collections on sales and collection of retainage amounts. During the year ended December 31, 2020, we saw a significant increase in cash from operations primarily due to higher net income from improved results as described above, as well as payroll tax deferrals under the CARES Act. These increases during the year ended December 31, 2020 were offset by a $17.8 million cash payment to settle our previous cash flow hedges.

While COVID-19 only minimally impacted our net revenue during 2020, primarily during portions of the first and second quarters of 2020, it has not impacted our cash collections to date. Historically, cash flows tend to be seasonally stronger in the third and fourth quarters as a result of increased construction activity. However, we may see a reduction in cash inflows in any future quarter, depending on continued pandemic impacts on housing starts and large commercial projects as well as potential future government-mandated branch closures. See “Key Factors Affecting our Operating Results, COVID-19 Impacts" above for further information on short-term impacts to our cash from operations.
Cash Flows from Investing Activities
Business Combinations. In 2020 and 2019, we made cash payments, net of cash acquired, of $76.4 million and $51.7 million, respectively, on business combinations. The amount of cash paid is dependent on various factors, including the size and determined value of the business being acquired. Due to the potential impacts of COVID-19, we had temporarily delayed acquisition closings until June 2020 when we resumed our acquisition strategy. See Note 17, Business Combinations, to our audited consolidated financial statements included in this Form 10-K for more information regarding our business acquisitions in 2020, 2019 and 2018.
Capital Expenditures. Total cash paid for property and equipment was $33.6 million and $50.2 million for the years ended December 31, 2020 and 2019, respectively, and primarily related to purchases of vehicles and various equipment to support our growing operations and increased net revenue. We expect to continue to support any increases in future net revenue through further capital expenditures. A majority of these capital expenditures were subsequently reimbursed via various vehicle and equipment notes payable, with related cash inflows shown in cash flows from financing activities.
Other. In 2020 and 2019, we invested $0.8 million and $52.8 million, respectively, in short-term investments consisting primarily of corporate bonds and commercial paper and had $38.7 million and $25.1 million in short-term investments mature in 2020 and 2019, respectively. We have recently slowed the rate of investment purchases due to the relatively low returns provided from current interest rates associated with traditional investments.
Cash Flows from Financing Activities
We utilize our credit facilities and Senior Notes to support our operations and continuing acquisitions. To support those initiatives, we received $300.0 million in proceeds from issuance of our Senior Notes, paid off $195.8 million of our Term Loan balance and paid $6.7 million in debt issuance costs during the year ended December 31, 2019, resulting in a net cash inflow of $97.5 million. During the years ended December 31, 2020 and 2019, we also received proceeds of $21.3 million and $33.1 million, respectively, from our fixed asset loans which serve to offset a significant portion of the capital expenditures included in cash outflows from investing activities as described above. We made payments on these fixed asset loans and various other notes payable of $26.7 million and $21.3 million during the years ended December 31, 2020 and 2019, respectively. In addition, we made $2.6 million and $4.2 million in principal payments on our finance leases during the years ended December 31, 2020 and 2019, respectively. Lastly, we repurchased approximately 0.6 million shares of our common stock for $33.9 million during the year ended December 31, 2020 as part of our stock repurchase plan. We did not repurchase any shares under our stock repurchase plan during the year ended December 31, 2019. See Note 12, Stockholders’ Equity, for more information surrounding our stock repurchase plan.
Contractual Obligations
In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2020. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. In addition, certain other long-term liabilities included on the Consolidated Balance Sheets as well as our unrecognized tax benefits under Accounting Standards Codification (“ASC”) 740, “Income Taxes,” have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.

	Payments due by period (in thousands)
	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt obligations (1)	$726,506	$47,379	$42,876	$37,052	$30,750	$225,324	$343,125
Finance lease obligations (2)	4,948	2,315	1,228	867	453	85	—
Operating lease obligations (3)	57,536	20,357	14,915	9,164	4,558	2,919	5,623
Purchase obligations (4)	14,979	14,979	—	—	—	—	—
(1)Long-term debt obligations include interest payments on our Senior Notes, Term Loan, our notes payable to sellers of acquisitions, and vehicles purchased under the Master Loan and Security Agreement, the Master Equipment Agreement and the Master Loan Agreements. Long-term debt obligations do not include commitment fees on the unused portion of the ABL Revolver since those fees are subject to change based on the factors described in the ABL Credit Agreement. Interest on seller obligations maturing through March 2025 is estimated using current market rates. For additional information, see Note 8, Long-Term Debt, to our audited consolidated financial statements included in this Form 10-K.
(2)We maintain certain production vehicles under a finance lease structure. The leases expire on various dates through December 2025. Finance lease obligations, as disclosed above, include estimated interest expense payments. In determining expected interest expense payments, we utilize the rates embedded in the lease documentation.
(3)We lease certain locations, vehicles and equipment under operating lease agreements, including, but not limited to, corporate offices, branch locations and various office and operating equipment. In some instances, these lease agreements exist with related parties. For additional information, see Note 15, Related Party Transactions and Note 9, Leases, to our audited consolidated financial statements included in this Form 10-K.
(4)As of December 31, 2020, we had a product supply agreement extending through December 31, 2021. For additional information, see Note 16, Commitments and Contingencies, to our audited consolidated financial statements included in this Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2020 and 2019, other than letters of credit issued under our ABL Revolver and performance and license bonds, we had no material off-balance sheet arrangements with unconsolidated entities.
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
Retainage receivables represent the amount retained by our customers to ensure the quality of the installation and is received after satisfactory completion of each installation project. Management regularly reviews aging of retainage receivables and changes in payment trends and records an allowance when collection of amounts due are considered at risk. Amounts retained by project owners under construction contracts and included in accounts receivable were $41.7 million and $33.4 million as of December 31, 2020 and 2019, respectively.

Goodwill
Goodwill results from business combinations and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. On January 1, 2020, we adopted Accounting Standards Update ("ASU") 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU addresses concerns over the cost and complexity of the two-step goodwill impairment test and removes the second step. Annually, on October 1, or if conditions indicate an earlier review is necessary, we perform a one-step quantitative test to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The estimate of the reporting unit’s fair value is determined by weighting a discounted cash flow model and a market-related model using current industry information that involve significant unobservable inputs (Level 3 inputs). In determining the estimated future cash flow, we consider and apply certain estimates and judgments, including current and projected future levels of income based on management’s plans, business trends, prospects, market and economic conditions and market-participant considerations. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
Leases
On January 1, 2019, we adopted ASC 842, “Leases,” which requires substantially all leases, with the exception of leases with a term of one year or less, to be recorded on the Condensed Balance Sheet as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use asset. ASC 842 also requires disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows.
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
We elected the package of practical expedients for the adoption of ASC 842 available for expired or existing contracts, which allowed us to carryforward our historical assessments of whether contracts are or contain leases, lease classification tests and treatment of initial direct costs. We also elected to not separate lease components from non-lease components for all fixed payments, and we exclude variable lease payments in the measurement of right-of-use assets and lease obligations.
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
Derivatives and Hedging Activities
We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting. See Note 11, Derivatives and Hedging, to our audited consolidated financial statements included in this Form 10-K for additional information on our accounting policy for derivative instruments and hedging activities.
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
Estimated Fair Value of Financial Instruments
Accounts receivable, accounts payable and accrued liabilities as of December 31, 2020 and 2019 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of our long-term debt, including the Term Loan and our ABL Revolver as of December 31, 2020 and 2019, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of December 31, 2020 and 2019. Our Senior Notes are not recorded at fair value in the Consolidated Balance Sheets. See Note 10, Fair Value Measurements, for estimated fair value of the Senior Notes, assessed by utilizing third-party quotes derived from market pricing. All debt classifications represent Level 2 fair value measurements.
Derivative financial instruments are measured at fair value based on observable market information and appropriate valuation methods. Contingent consideration liabilities arise from future earnout payments to the sellers associated with certain acquisitions and are based on predetermined calculations of certain future results. These future payments are estimated by considering various factors, including business risk and projections. The contingent consideration liabilities are measured at fair value by discounting estimated future payments, calculated based on a weighted average of various future forecast scenarios, to their net present value.
Recent Accounting Pronouncements
For a description of recently issued and/or adopted accounting pronouncements, see Note 2, Significant Accounting Policies, to our audited consolidated financial statements included in this Form 10-K.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of December 31, 2020, we had $198.7 million outstanding on the Term Loan, net of unamortized debt issuance costs, no outstanding borrowings on the ABL Revolver and no outstanding borrowings under finance leases subject to variable interest rates. Our interest rate swap is a forward rate swap that begins July 30, 2021 and does not reduce exposure to market risks on our Term Loan as of December 31, 2020. As a result, total variable rate debt of $200.0 million was exposed to market risks as of December 31, 2020 through the effective date of the forward rate swap. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $2.0 million. Our Senior Notes accrued interest at a fixed rate of 5.75%.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

LIBOR is used as a reference rate for our Term Loan and our interest rate swap agreements we use to hedge our interest rate exposure. In 2017, the FCA announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. The Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced in November 2020 a consultation regarding its intention to extend the publication of certain LIBOR settings, including the setting we use as a reference rate, to June 2023. Our Term Loan Agreement was amended to include a mechanism to establish an alternative Eurodollar rate if certain circumstances arise such that LIBOR may no longer be used. Additionally, our ABL Credit Agreement includes a provision related to the potential discontinuance of LIBOR to be replaced with one or more Secured Overnight Financing Rate values or another alternate benchmark rate. However, if LIBOR ceases to exist after 2023, the interest rates under the alternative rate could be higher than LIBOR. In addition, LIBOR is used as a reference rate for our interest rate swap agreements we use to hedge our interest rate exposure. During 2020, we adopted ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The purpose of this guidance is to provide relief for impacted areas as it relates to impending reference rate reform. We elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.
Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Installed Building Products, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Installed Building Products, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2016-02, Leases (Topic 842), using the modified retrospective approach.
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
The Company recognizes revenue from the majority of its installation contracts when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For contracts that are not complete at the reporting date (“uncompleted contracts”), the Company recognizes revenue over time utilizing a cost-to-cost input method, as the Company believes this represents the best measure of when goods and services are transferred to the customer. When this method is used, the Company estimates the costs to complete individual contracts and records as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. Under the cost-to-cost method, the estimated cost to complete each contract requires judgment and can change throughout the duration of a contract due to contract modifications and other factors impacting job completion. The costs related to earned revenue include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs.
The Company’s estimation process for determining revenues for uncompleted contracts accounted for under the cost-to-cost method is based upon historical experience, the professional judgment and knowledge of the Company’s project management, operational and financial professionals, and an assessment of the key underlying factors, such as the value of executed contracts, change orders, and related contract costs, that may impact the revenues and costs of uncompleted contracts.
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
•We tested the effectiveness of the Company’s controls over the determination of uncompleted contract revenue, including those over estimated total costs and revenues recognized through performance obligations.
•We inquired of project managers and evaluated the reasonableness of management’s ability to accurately estimate costs by comparing incurred contract costs on uncompleted contracts to management’s projections.
•We compared accounting records to executed contracts and change orders to verify accuracy of contract values in the Company’s estimates.
•We considered the impact of change orders and other related contract costs that may impact the determination of revenue and estimated costs to completion.
•We tested the mathematical accuracy of the Company’s calculation of revenue recognized over time.
•We selected a sample of contract costs incurred as of December 31, 2020, agreed the costs to supplier invoices or other supporting documents, and evaluated whether the costs were properly allocated to the contracts included in management’s calculation of revenue recognized over time.
•We developed an expectation of revenue for uncompleted contracts with remaining performance obligations as of December 31, 2020 based on (1) consideration of incurred contract costs and (2) results realized by the Company on completed contracts. We compared this expectation to the Company’s revenue recognized on uncompleted contracts at December 31, 2020.

/s/ Deloitte & Touche LLP
Columbus, Ohio
February 24, 2021
We have served as the Company’s auditor since 2013.

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$231,520	$177,889
Investments	—	37,961
Accounts receivable (less allowance for credit losses of $8,789 and $6,878 at December 31, 2020 and 2019, respectively)	266,566	244,519
Inventories	77,179	74,606
Prepaid expenses and other current assets	48,678	46,974
Total current assets	623,943	581,949
Property and equipment, net	104,022	106,410
Operating lease right-of-use assets	53,766	45,691
Goodwill	216,870	195,652
Customer relationships, net	108,504	99,946
Other intangibles, net	62,889	53,616
Other non-current assets	17,682	16,215
Total assets	$1,187,676	$1,099,479
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$23,355	$24,164
Current maturities of operating lease obligations	18,758	15,459
Current maturities of finance lease obligations	2,073	2,747
Accounts payable	101,462	98,871
Accrued compensation	45,876	33,636
Other current liabilities	44,951	39,272
Total current liabilities	236,475	214,149
Long-term debt	541,957	545,031
Operating lease obligations	34,413	29,785
Finance lease obligations	2,430	3,597
Deferred income taxes	35	9,175
Other long-term liabilities	53,184	47,711
Total liabilities	868,494	849,448
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 33,141,879 and 32,871,504 issued and 29,623,272 and 30,016,340 shares outstanding at December 31, 2020 and 2019, respectively	331	329
Additional paid in capital	199,847	190,230
Retained earnings	269,420	173,371
Treasury stock; at cost: 3,518,607 and 2,855,164 shares at December 31, 2020 and 2019, respectively	(141,653)	(106,756)
Accumulated other comprehensive loss	(8,763)	(7,143)
Total stockholders’ equity	319,182	250,031
Total liabilities and stockholders’ equity	$1,187,676	$1,099,479
See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	Years ended December 31,
	2020	2019	2018
Net revenue	$1,653,225	$1,511,629	$1,336,432
Cost of sales	1,143,251	1,076,809	964,841
Gross profit	509,974	434,820	371,591
Operating expenses
Selling	81,613	75,016	67,105
Administrative	237,959	214,134	185,850
Amortization	28,535	24,510	25,419
Operating income	161,867	121,160	93,217
Other expense
Interest expense, net	30,291	28,104	20,496
Other	399	451	535
Income before income taxes	131,177	92,605	72,186
Income tax provision	33,938	24,446	17,438
Net income	$97,239	$68,159	$54,748
Other comprehensive loss, net of tax:
Net change on cash flow hedges, net of tax benefit of $550, $2,225 and $284 for the twelve months ended December 31, 2020, 2019 and 2018, respectively	(1,620)	(6,712)	(1,050)
Comprehensive income	$95,619	$61,447	$53,698
Basic net income per share	$3.30	$2.29	$1.76
Diluted net income per share	$3.27	$2.28	$1.75
Weighted average shares outstanding:
Basic	29,504,115	29,752,644	31,107,231
Diluted	29,717,609	29,873,106	31,229,558
See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—January 1, 2018	32,524,934	$325	$174,043	$48,434	(662,788)	$(12,781)	$507	$210,528
Net income				54,748				54,748
Cumulative effect of accounting changes, net of tax				2,030			112	2,142
Issuance of common stock awards to employees	194,093	2	(2)					—
Surrender of common stock awards					(43,871)	(2,282)		(2,282)
Share-based compensation expense			7,598					7,598
Share-based compensation issued to directors	4,945		176					176
Common stock repurchase					(2,101,702)	(89,362)		(89,362)
Net change in cash flow hedges, net of tax							(1,050)	(1,050)
BALANCE—January 1, 2019	32,723,972	$327	$181,815	$105,212	(2,808,361)	$(104,425)	$(431)	$182,498
Net income				68,159				68,159
Issuance of common stock awards to employees	139,862	2	(2)					—
Surrender of common stock awards					(46,803)	(2,331)		(2,331)
Share-based compensation expense			8,057					8,057
Share-based compensation issued to directors	7,670		360					360
Net change in cash flow hedges, net of tax							(6,712)	(6,712)
BALANCE—January 1, 2020	32,871,504	$329	$190,230	$173,371	(2,855,164)	$(106,756)	$(7,143)	$250,031
Net income				97,239				97,239
Cumulative effect of accounting change				(1,190)				(1,190)
Issuance of common stock awards to employees	264,004	2	(2)					—
Surrender of common stock awards					(30,223)	(973)		(973)
Share-based compensation expense			9,286					9,286
Share-based compensation issued to directors	6,371		333					333
Common stock repurchase					(633,220)	(33,924)		(33,924)
Net change in cash flow hedges, net of tax							(1,620)	(1,620)
BALANCE—December 31, 2020	33,141,879	$331	$199,847	$269,420	(3,518,607)	$(141,653)	$(8,763)	$319,182

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$97,239	$68,159	$54,748
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	41,339	38,862	33,306
Amortization of operating lease right-of-use assets	18,122	15,691	—
Amortization of intangibles	28,535	24,510	25,419
Amortization of deferred financing costs and debt discount	1,332	1,184	1,164
Provision for credit losses	4,444	4,312	2,630
Write-off of debt issuance costs	—	3,725	1,164
Gain on sale of property and equipment	(786)	(140)	(1,098)
Noncash stock compensation	10,826	8,727	7,839
Deferred income taxes	(8,475)	5,341	470
Amortization of terminated interest rate swap	1,326	—	—
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(10,489)	(29,582)	(30,166)
Inventories	187	(10,597)	(15,717)
Other assets	(870)	(16,959)	(4,552)
Accounts payable	(203)	947	8,146
Income taxes receivable/payable	4,296	(3,944)	10,273
Other liabilities	(6,034)	12,831	3,007
Net cash provided by operating activities	180,789	123,067	96,633
Cash flows from investing activities
Purchases of investments	(776)	(52,795)	(22,818)
Maturities of short term investments	38,693	25,061	42,782
Purchases of property and equipment	(33,587)	(50,167)	(35,232)
Acquisitions of businesses, net of cash acquired of $0, $334 and $0 in 2020, 2019 and 2018, respectively	(76,446)	(51,706)	(57,740)
Proceeds from sale of property and equipment	1,187	761	1,958
Other	(6,865)	(2,887)	(3,019)
Net cash used in investing activities	(77,794)	(131,733)	(74,069)
Cash flows from financing activities
Proceeds from senior notes (Note 8)	—	300,000	—
Proceeds from term loan (Note 8)	—	—	100,000
Payments on term loan (Note 8)	—	(195,750)	(2,750)
Proceeds from vehicle and equipment notes payable	21,290	33,090	25,443
Debt issuance costs	(157)	(6,691)	(1,992)
Principal payments on long-term debt	(26,685)	(21,316)	(14,130)
Principal payments on finance lease obligations	(2,632)	(4,157)	(5,604)
Acquisition-related obligations	(6,283)	(6,732)	(3,954)
Repurchase of common stock	(33,924)	—	(89,363)
Surrender of common stock awards by employees	(973)	(2,331)	(2,282)
Net cash (used in) provided by financing activities	(49,364)	96,113	5,368
Net change in cash and cash equivalents	53,631	87,447	27,932
Cash and cash equivalents at beginning of period	177,889	90,442	62,510
Cash and cash equivalents at end of period	$231,520	$177,889	$90,442
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$26,324	$20,943	$20,075
Income taxes, net of refunds	37,072	22,633	4,950
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease obligations	26,001	18,907	—
Termination of operating lease obligations and right-of-use assets	—	(2,946)	—
Property and equipment obtained in exchange for finance lease obligations	1,000	2,809	2,208
Seller obligations in connection with acquisition of businesses	14,086	7,543	7,540
Unpaid purchases of property and equipment included in accounts payable	1,013	1,903	1,773
See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION
Installed Building Products (“IBP”), a Delaware corporation formed on October 28, 2011, and its wholly-owned subsidiaries (collectively referred to as the “Company,” and “we,” “us” and “our”) primarily install insulation, waterproofing, fire-stopping, fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving and mirrors and other products for residential and commercial builders located in the continental United States. The Company operates in over 190 locations and its corporate office is located in Columbus, Ohio.

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

The COVID-19 pandemic has caused significant volatility, uncertainty and economic disruption. Many public health organizations and international, federal, state and local governments implemented measures to combat the spread of COVID-19 during portions of the year ended December 31, 2020 with some of these restrictions still in place as of the date of filing of this Annual Report on Form 10-K ("Form 10-K"). Some of these measures include restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. We do not believe the various orders and restrictions or COVID-19 itself significantly impacted our business during the year ended December 31, 2020.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include all of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. We elected to early adopt the Securities and Exchange Commission's ("SEC") amendments to Item 302(a) to replace the requirement for quarterly tabular disclosure with a principles-based requirement for material retrospective changes. There were no such retrospective changes affecting the Consolidated Income Statements for the years ended December 31, 2020 or 2019, respectively. We expanded the presentation of our intangibles, net to separately present our customer relationships intangible asset on the Consolidated Balance Sheets in this Form 10-K. This expansion resulted in the presentation of our $99.9 million balance within Customer relationships, net at December 31, 2019 and a corresponding decrease in Other intangibles, net as compared to our previous 10-K.
Use of Estimates
Preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Management believes the accounting estimates are appropriate and reasonably determined; however, due to the inherent uncertainties in making these estimates, actual amounts could differ from such estimates.
Cash and Cash Equivalents
We consider all highly-liquid investments purchased with original term to maturity of three months or less to be cash equivalents. Substantially all cash is held in banks providing FDIC coverage of $0.25 million per depositor.
Revenue and Cost Recognition
Revenue is measured according to Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers.” Our revenues are derived primarily through contracts with customers whereby we install insulation and other complementary building products and are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. An insignificant portion of our sales, primarily retail sales, is accounted for on a point-in-time basis when the sale occurs, adjusted accordingly for any return provisions. We do offer assurance-type warranties on certain of our installed products and services that do not represent a separate performance obligation and, as such, do not impact the timing or extent of revenue recognition.

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

Payment terms typically do not exceed 30 days for short-term contracts and typically do not exceed 60 days for long-term contracts with customers. All contracts are billed either contractually or as work is performed. Billing on our long-term contracts occurs primarily on a monthly basis throughout the contract period whereby we submit invoices for customer payment based on actual or estimated costs incurred during the billing period. On certain of our long-term contracts the customer may withhold payment on an invoice equal to a percentage of the invoice amount, which will be subsequently paid after satisfactory completion of each installation project. This amount is referred to as retainage and is common practice in the construction industry, as it allows for customers to ensure the quality of the service performed prior to full payment. Retainage receivables are classified as current or long-term assets based on the expected time to project completion. See "Accounts Receivable" below for further discussion of our retainage receivables.
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
Derivative Instruments and Hedging Activities
We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting. See Note 11, Derivatives and Hedging Activities, for additional information on our accounting policy for derivative instruments and hedging activities.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment Policy
Marketable securities with original maturities longer than three months but less than one year from the settlement date are classified as investments within current assets. These investments would consist of highly liquid investment grade instruments primarily including corporate bonds and commercial paper. Investments for which we have the ability and positive intent to hold to maturity are carried at amortized cost. The difference between the acquisition costs and face values of held-to-maturity investments is amortized over the remaining term of the investments and added to or subtracted from the acquisition cost and interest income. As of December 31, 2020, we held no such investments.
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

Retainage receivables represent the amount retained by our customers to ensure the quality of the installation and is received after satisfactory completion of each installation project. Management regularly reviews aging of retainage receivables and changes in payment trends and records an allowance when collection of amounts due are considered at risk. Amounts retained by project owners under construction contracts and included in accounts receivable were $41.7 million and $33.4 million as of December 31, 2020 and 2019, respectively. In addition, as of December 31, 2020, $0.3 million of retainage receivables were recorded in other long-term assets.
On January 1, 2020, we adopted the new accounting standard ASC 326, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments,” using the modified retrospective approach. ASC 326 replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables, retainage receivables and contract assets (unbilled receivables). See Note 4, Credit Losses, for the detailed credit loss policy.
Concentration of Credit Risk
Credit risk is our risk of financial loss from the non-performance of a contractual obligation on the part of our counterparty. Such risk arises principally from our receivables from customers and cash and bank balances. Substantially all of our trade accounts receivable are from entities engaged in residential and commercial construction. We perform periodic credit evaluations of our customers’ financial condition. The general credit risk of our counterparties is not considered to be significant. In addition, no individual customer made up more than 3% of accounts receivable or 5% of net revenue for the years ended December 31, 2020, 2019 and 2018.
Inventories
Inventories consist of insulation, waterproofing materials, fireproofing and fire-stopping materials, garage doors, rain gutters, window blinds, shower doors, mirrors, closet shelving and other products. We value inventory at each balance sheet date to ensure that it is carried at the lower of cost or net realizable value with cost determined using the first-in, first-out (“FIFO”) method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. As of December 31, 2020 and 2019, substantially all inventory was finished goods. Inventory provisions are recorded to reduce inventory to the lower of cost or net realizable value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions,

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
inventory levels and turns, product spoilage, and specific identification of items such as product discontinuance, engineering/material changes, or regulatory-related changes.
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
Goodwill
Goodwill results from business combinations and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. On January 1, 2020, we adopted ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU addresses concerns over the cost and complexity of the two-step goodwill impairment test and removes the second step. Annually, on October 1, or if conditions indicate an earlier review is necessary, we perform a one-step quantitative test to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The estimate of the reporting unit’s fair value is determined by weighting a discounted cash flow model and a market-related model using current industry information that involve significant unobservable inputs (Level 3 inputs). In determining the estimated future cash flow, we consider and apply certain estimates and judgments, including current and projected future levels of income based on management’s plans, business trends, prospects, market and economic conditions and market-participant considerations. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
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

We review long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair net realizable value less cost to sell at the date management commits to a plan of disposal. There was no impairment loss for the years ended December 31, 2020, 2019, and 2018 .
Other Liabilities
Our workers’ compensation insurance program, for a significant portion of our business, is considered a high deductible program whereby we are responsible for the cost of claims under approximately $0.8 million. Our general liability insurance program is considered a high retention program whereby we are responsible for the cost of claims up to approximately $2.0 million, subject to an aggregate cap of $8.0 million. Our vehicle liability insurance program is considered a high deductible program whereby we are responsible for the cost of claims under approximately $1.0 million. In each case, if we do not pay these claims, our insurance carriers are required to make these payments to the claimants on our behalf. The liabilities represent our best estimate of our costs, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through December 31, 2020 and 2019. We establish case reserves for reported claims using case-basis evaluation of the underlying claims data and we update as information becomes

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
known. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

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
Advertising Costs
Advertising costs are generally expensed as incurred. Advertising expense was approximately $3.9 million, $3.9 million and $3.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in selling expense on the Consolidated Statements of Operations and Comprehensive Income.
Deferred Financing Costs
Deferred financing costs and debt issuance costs combined, totaling $7.0 million and $8.2 million, net of accumulated amortization as of December 31, 2020 and 2019, respectively, are amortized over the term of the related debt on a straight-line basis which approximates the effective interest method. The deferred financing costs are included in other non-current assets while the debt issuance costs are included in long-term debt on the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively. The related amortization expense of these costs combined was $1.3 million, $1.2 million and $1.2 million and is included in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, respectively.

We wrote off $3.3 million in previously capitalized loan costs during the year ended December 31, 2019. In addition, we expensed loan costs of approximately $0.4 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively, associated with our credit facilities because they did not meet the requirements for capitalization. We had no such write offs or expenses during the year ended December 31, 2020. These amounts are included in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income. We also had $0.2 million in new costs incurred during the year ended December 31, 2020 associated with the debt-related financing transactions that occurred in December 2019. The deferred financing costs are included in other non-current assets while the debt issuance costs are included in long-term debt on the Consolidated Balance Sheets. These costs are amortized over the term of the related debt on a straight-line basis which approximates the effective interest method.

For additional information on our debt instruments, see Note 8, Long-Term Debt.
Leases
On January 1, 2019, we adopted ASC 842, “Leases,” using the modified retrospective approach which requires substantially all leases, with the exception of leases with a term of one year or less, to be recorded on the Condensed Balance Sheet as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use asset. ASC 842 also requires disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows.
We determine if an arrangement is a lease at inception. Most of our operating leases do not provide an implicit rate so we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
future payments. Leases with an initial term of 12 months or less are not recorded on the balance sheet as we recognize lease expense for these leases on a straight-line basis over the lease term.
We elected the package of practical expedients for the adoption of ASC 842 available for expired or existing contracts, which allowed us to carryforward our historical assessments of whether contracts are or contain leases, lease classification tests and treatment of initial direct costs. We also elected to not separate lease components from non-lease components for all fixed payments, and we exclude variable lease payments in the measurement of right-of-use assets and lease obligations.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
See Note 10, Fair Value Measurements, for related accounting policies.

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

ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	January 1, 2020	This ASU addresses concerns over the cost and complexity of the two-step goodwill impairment test by removing the second step of the goodwill impairment test. Going forward, we will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2020	This pronouncement amends ASC 820 to eliminate, add and modify certain disclosure requirements for fair value measurements. The adoption of this standard did not impact our financial statements or have a material effect on our disclosures.
ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)	Effective upon issuance	This pronouncement contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The provisions of ASC 848 must be applied at a Topic, Subtopic or Industry Subtopic for all transactions other than derivatives, which may be applied at a hedging relationship level. The relief granted in ASC 848 is applicable only to legacy contracts if the amendments made to the agreements are solely for reference rate reform activities. We elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In January 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Recently Issued Accounting Pronouncements Not Yet Adopted
We are currently evaluating the impact of certain ASUs on our Consolidated Financial Statements or Notes to Consolidated Financial Statements, which are described below:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes	This pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740 and improves the consistent application of GAAP by clarifying and amending existing guidance.	Annual periods beginning after December 15, 2020, including interim periods therein. Early adoption is permitted.	We do not expect ASU 2019-12 to have a material impact on our financial statements.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – REVENUE RECOGNITION
We disaggregate our revenue from contracts with customers by end market and product, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenues disaggregated by end market and product (in thousands):

	Years ended December 31,
	2020		2019		2018
Residential new construction	$1,243,498	75%	$1,138,475	75%	$1,026,473	77%
Repair and remodel	106,784	7%	98,771	7%	89,977	7%
Commercial	302,943	18%	274,383	18%	219,982	16%
Net revenues	$1,653,225	100%	$1,511,629	100%	$1,336,432	100%

	Years ended December 31,
	2020		2019		2018
Insulation	$1,058,316	64%	$970,070	64%	$876,118	66%
Waterproofing	122,962	7%	112,075	7%	97,683	7%
Shower doors, shelving and mirrors	117,131	7%	105,745	7%	90,352	7%
Garage doors	93,516	6%	89,959	6%	79,539	6%
Rain gutters	62,672	4%	49,788	3%	44,203	3%
Fireproofing/firestopping (1)	49,648	3%	41,845	3%	36,589	3%
Window blinds	46,984	3%	41,641	3%	28,981	2%
Other building products	101,996	6%	100,506	7%	82,967	6%
Net revenues	$1,653,225	100%	$1,511,629	100%	$1,336,432	100%
(1) Combined with "Other building products" in previous years but shown separately to conform with updated disclosures
Contract Assets and Liabilities
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

Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in thousands):

	As of December 31,
	2020	2019
Contract assets	$24,334	$22,138
Contract liabilities	(8,965)	(8,888)

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Uncompleted contracts were as follows (in thousands):

	As of December 31,
	2020	2019
Costs incurred on uncompleted contracts	$169,544	$110,818
Estimated earnings	90,737	61,185
Total	260,281	172,003
Less: Billings to date	240,665	155,599
Net under billings	$19,616	$16,404

Net under billings were as follows (in thousands):

	As of December 31,
	2020	2019
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$24,334	$22,138
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(4,718)	(5,734)
Net under billings	$19,616	$16,404

The difference between contract assets and contract liabilities as of December 31, 2020 compared to December 31, 2019 is primarily the result of timing differences between our performance of obligations under contracts and customer payments. During the year ended December 31, 2020, we recognized $7.8 million of revenue that was included in the contract liability balance at December 31, 2019. We did not recognize any impairment losses on our receivables and contract assets during the years ended December 31, 2020 and 2019.

Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $78.5 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

NOTE 4 – CREDIT LOSSES

On January 1, 2020 we adopted ASU 2016-13, “Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments” under the modified retrospective approach. ASC 326 replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables, retainage receivables and contract assets (unbilled receivables). Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts are not adjusted. The amendment requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under the previous accounting guidance.

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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
To date, the COVID-19 pandemic has not yet had a material impact on the collectability of our existing trade receivables.
All amounts prior to January 1, 2020 in the following table were based on the incurred loss impairment model. Changes in our allowance for credit losses were as follows (in thousands):

January 1, 2018	$4,805
Current period provision	2,630
Recoveries collected and other	675
Amounts written off	(3,025)
December 31, 2018	$5,085
Current period provision	4,312
Recoveries collected and other	1,269
Amounts written off	(3,788)
December 31, 2019	$6,878
Cumulative effect of change in accounting principle	1,600
Current period provision	4,444
Recoveries collected and other	503
Amounts written off	(4,636)
December 31, 2020	$8,789

NOTE 5 – INVESTMENTS
Cash and cash equivalents include investments in money market funds that are valued based on the net asset value of the funds. The investments in these funds were $170.4 million and $99.2 million as of December 31, 2020 and 2019, respectively.

All other investments are classified as held-to-maturity and consist of highly liquid instruments including primarily corporate bonds and commercial paper. As of December 31, 2019, the amortized cost of these investments equaled the net carrying value, which was $38.0 million. There were no held-to-maturity securities as of December 31, 2020. See Note 10, Fair Value Measurements, for additional information.
NOTE 6 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2020	2019
Land	$108	$108
Buildings	3,901	3,901
Leasehold improvements	10,288	7,748
Furniture, fixtures and equipment	55,780	49,199
Vehicles and equipment	223,003	203,310
	293,080	264,266
Less: accumulated depreciation and amortization	(189,058)	(157,856)
	$104,022	$106,410

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We recorded the following depreciation and amortization expense on our property and equipment, by income statement category (in thousands):

	Years ended December 31,
	2020	2019	2018
Cost of sales	$39,011	$36,922	$31,526
Administrative	2,328	1,939	1,779

Property and equipment as of December 31, 2020 and 2019 of $98.0 million and $72.7 million, respectively, were fully depreciated but still being utilized in our business.
NOTE 7 – GOODWILL AND INTANGIBLES
We anticipate that the COVID-19 pandemic could continue to have an impact on the homebuilding industry in general, as it could result in further business interruptions (government-mandated or otherwise) and could affect, among other factors, employment levels, consumer spending and consumer confidence, which could decrease demand for homes, adversely affecting our business. As such, we considered whether impairment indicators arose through the date of filing of this Form 10-K for our goodwill, long-lived assets and other intangible assets and concluded that no factors caused us to impair any asset group during the year ended December 31, 2020. While we ultimately concluded that our goodwill, long-lived assets and other intangibles assets were not impaired as of December 31, 2020, we will continue to assess impairment indicators related to the impact of the COVID-19 pandemic on our business.
Goodwill
The change in carrying amount of goodwill was as follows (in thousands):

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)
January 1, 2019	$243,053	$(70,004)	$173,049
Business combinations	22,405	—	22,405
Other	198	—	198
December 31, 2019	265,656	(70,004)	195,652
Business combinations	21,305	—	21,305
Other	(87)	—	(87)
December 31, 2020	$286,874	$(70,004)	$216,870

Other changes included in the above table for the years ended December 31, 2020 and 2019 include minor adjustments for the allocation of certain acquisitions still under measurement. For the year ended December 31, 2019, other changes included several immaterial tuck-in acquisitions. For additional information regarding changes to goodwill resulting from acquisitions, see Note 17, Business Combinations.

At October 1, 2020, our measurement date, we tested goodwill for impairment under the updated guidance per ASU 2017-04 "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" by performing a one-step qualitative assessment in conformity with generally accepted accounting principles and determined that no impairment of goodwill was required. As such, no impairment of goodwill was recognized for the year ended December 31, 2020. In addition, no impairment of goodwill was recognized for the years ended December 31, 2019 or 2018. Accumulated impairment losses included within the above table were incurred over multiple periods, with the latest impairment charge being recorded during the year ended December 31, 2010.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangibles, net
The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in thousands):

	As of December 31,
	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$197,641	$89,137	$108,504	$169,334	$69,388	$99,946
Covenants not-to-compete	20,309	13,436	6,873	16,959	10,617	6,342
Trademarks and tradenames	79,657	27,245	52,412	69,718	22,609	47,109
Backlog	18,847	15,243	3,604	14,080	13,915	165
	$316,454	$145,061	$171,393	$270,091	$116,529	$153,562

There was no intangible asset impairment loss for the years ended December 31, 2020, 2019 and 2018.

The gross carrying amount of intangibles increased approximately $46.4 million and $28.3 million during the years ended December 31, 2020 and 2019, respectively. Intangibles associated with business combinations accounted for approximately $46.2 million and $28.0 million of the increases during the years ended December 31, 2020 and 2019, respectively. For more information, see Note 17, Business Combinations. Amortization expense on intangible assets totaled approximately $28.5 million and $24.5 million, $25.4 million during the years ended December 31, 2020, 2019 and 2018, respectively. Remaining estimated aggregate annual amortization expense is as follows (in thousands):

2021	$32,357
2022	28,884
2023	25,447
2024	21,934
2025	16,529
Thereafter	46,242
NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	As of December 31,
	2020	2019
Senior Notes due 2028, net of unamortized debt issuance costs of $4,230 and $4,823, respectively	$295,770	$295,177
Term loan, net of unamortized debt issuance costs of $1,343 and $1,662, respectively	198,657	198,338
Vehicle and equipment notes, maturing through December 2025; payable in various monthly installments, including interest rates ranging from 1.9% to 4.8%	67,493	72,714
Various notes payable, maturing through March 2025; payable in various monthly installments, including interest rates ranging from 2.0% to 5.0%	3,392	2,966
	565,312	569,195
Less: current maturities	(23,355)	(24,164)
Long-term debt, less current maturities	$541,957	$545,031

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Remaining required repayments of debt principal, gross of unamortized debt issuance costs, as of December 31, 2020 are as follows (in thousands):

2021	$23,355
2022	19,642
2023	14,452
2024	8,545
2025	204,891
Thereafter	300,000
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

The indenture covering the Senior Notes contains restrictive covenants that, among other things, limit the ability of the Company and certain of our subsidiaries (subject to certain exceptions) to: (i) incur additional debt and issue preferred stock; (ii) pay dividends on, redeem or repurchase stock in an aggregate amount exceeding 2.0% of market capitalization per fiscal year, or in an aggregate amount exceeding certain applicable restricted payment baskets; (iii) prepay subordinated debt; (iv) create liens; (v) make specified types of investments; (vi) apply net proceeds from certain asset sales; (vii) engage in transactions with affiliates; (viii) merge, consolidate or sell substantially all of our assets; and (ix) pay dividends and make other distributions from subsidiaries.
Credit Facilities
In December 2019, we amended and restated our $400 million, seven-year term loan facility due April 2025 (the “Term Loan”) under our credit agreement (the “Term Loan Agreement”), dated as of April 13, 2017 (as previously amended by the First Amendment thereto dated November 30, 2017 and by the Second Amendment thereto dated June 19, 2018). The amended Term Loan (i) effects a repricing of the interest rate applicable to the term loans thereunder from LIBOR plus 2.50% to LIBOR plus 2.25% and (ii) replaces Royal Bank of Canada with Bank of America, N.A. as the administrative agent and collateral agent thereunder. As of December 31, 2020, we had $198.7 million, net of unamortized debt issuance costs, due on our Term Loan. The amended Term Loan also has a margin of 1.25% in the case of base rate loans.

In September 2019, we entered into a new asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement provides for an asset-based lending credit facility (the “ABL Revolver”) of up to $200.0 million with a five-year maturity, which replaced the Company’s previous revolving credit facility. Borrowing availability under the ABL Revolver is based on a percentage of the value of certain assets securing the Company’s obligations and those of the subsidiary guarantors thereunder. In connection with the Amended and Restated Term Loan, we entered into a Second Amendment (the “Second Amendment”) to the ABL/Term Loan Intercreditor Agreement with Bank of America, N.A., as ABL Agent for the lenders under the ABL Credit Agreement, and Bank of America, N.A., as Term Loan Agent for the lenders under the Amended and Restated Term Loan. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of December 31, 2020 was $161.2 million.

All of the obligations under the Term Loan and ABL Revolver are guaranteed by all of the Company’s existing restricted subsidiaries and will be guaranteed by the Company’s future restricted subsidiaries. Additionally, all obligations under the Term Loan and ABL Revolver, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and the guarantors, subject to certain exceptions and permitted liens, including a first-priority security interest in such assets that constitute ABL Priority Collateral, as defined in the ABL Credit Agreement, and a second- priority security interest in such assets that constitute Term Loan Priority Collateral, as defined in the Term Loan Agreement.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The ABL Credit Agreement contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of 1.0x in the event that we do not meet a minimum measure of availability under the ABL Revolver. The ABL Credit Agreement and the Term Loan Agreement contain restrictive covenants that, among other things, limit the ability of the Company and certain of our subsidiaries (subject to certain exceptions) to: (i) incur additional debt and issue preferred stock; (ii) pay dividends on, redeem or repurchase stock in an aggregate amount exceeding 2.0% of market capitalization per fiscal year, or in an aggregate amount exceeding certain applicable restricted payment baskets; (iii) prepay subordinated debt; (iv) create liens; (v) make specified types of investments; (vi) apply net proceeds from certain asset sales; (vii) engage in transactions with affiliates; (viii) merge, consolidate or sell substantially all of our assets; and (ix) pay dividends and make other distributions from subsidiaries.
Vehicle and Equipment Notes
We are party to a Master Loan and Security Agreement (“Master Loan and Security Agreement”), a Master Equipment Lease Agreement (“Master Equipment Agreement”) and one or more Master Loan Agreements (“Master Loan Agreements” and together with the Master Loan and Security Agreement and Master Equipment Agreement the “Master Loan Equipment Agreements”) with various lenders to provide financing for the purpose of purchasing or leasing vehicles and equipment used in the normal course of business. Each financing arrangement under these agreements constitutes a separate note and obligation. Vehicles and equipment purchased or leased under each financing arrangement serve as collateral for the note applicable to such financing arrangement. Regular payments are due under each note for a period of typically 60 consecutive months after the incurrence of the obligation. The specific terms of each note are based on specific criteria, including the type of vehicle or equipment and the market interest rates at the time. No termination date applies to these agreements. As of December 31, 2020, approximately $64.1 million of the various loan agreements was available for purchases of equipment.

Total gross assets relating to our Master Loan and Equipment Agreements were $132.2 million and $130.2 million as of December 31, 2020 and 2019, respectively. The net book value of assets under these agreements was $65.7 million and $68.2 million as of December 31, 2020 and 2019, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Consolidated Statements of Operations and Comprehensive Income.
NOTE 9 – LEASES
We lease various assets in the ordinary course of business as follows: warehouses to store our materials and perform staging activities for certain products we install; various office spaces for selling and administrative activities to support our business; and certain vehicles and equipment to facilitate our operations, including, but not limited to, trucks, forklifts and office equipment.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease Position as of December 31, 2020
The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheet:

(in thousands)	Classification	As of December 31, 2020	As of December 31, 2019
Assets
Non-Current
Operating	Operating lease right-of-use assets	$53,766	$45,691
Finance	Property and equipment, net	4,946	7,148
Total lease assets		$58,712	$52,839
Liabilities
Current
Operating	Current maturities of operating lease obligations	$18,758	$15,459
Financing	Current maturities of finance lease obligations	2,073	2,747
Non-Current
Operating	Operating lease obligations	34,413	29,785
Financing	Finance lease obligations	2,430	3,597
Total lease liabilities		$57,674	$51,588

Weighted-average remaining lease term
Operating leases	4.1 years	4.6 years
Finance leases	2.6 years	2.7 years
Weighted-average discount rate
Operating leases	3.67%	4.67%
Finance leases	5.08%	4.85%
Lease Costs
The table below presents certain information related to the lease costs for finance and operating leases during 2020 and 2019:

		Years ended December 31,
(in thousands)	Classification	2020	2019
Operating lease cost (1)	Administrative	$23,454	$21,024
Finance lease cost
Amortization of leased assets (2)	Cost of sales	3,645	4,942
Interest on finance lease obligations	Interest expense, net	268	341
Total lease costs		$27,367	$26,307

(1)Includes variable lease costs of $2.9 million and $2.5 million for the year ended December 31, 2020 and 2019, respectively, and short-term lease costs of $0.8 million and $0.9 million for the years ended December 31, 2020 and 2019 respectively.
(2)Includes variable lease costs of $0.7 million and $0.9 million for the years ended December 31, 2020 and 2019 respectively.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Information
The table below presents supplemental cash flow information related to leases during 2020 and 2019 (in thousands):

	Years ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$19,668	$17,521
Operating cash flows for finance leases	268	341
Financing cash flows for finance leases	2,632	4,157
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Consolidated Balance Sheet as of December 31, 2020 (in thousands):

	Finance Leases	Operating Leases
		Related Party	Other	Total Operating
2021	$2,315	$1,061	$19,296	$20,357
2022	1,228	986	13,929	14,915
2023	867	534	8,630	9,164
2024	453	548	4,010	4,558
2025	85	561	2,358	2,919
Thereafter	—	526	5,097	5,623
Total minimum lease payments	4,948	$4,216	$53,320	57,536
Less: Amounts representing executory costs	(88)			—
Less: Amounts representing interest	(357)			(4,365)
Present value of future minimum lease payments	4,503			53,171
Less: Current obligation under leases	(2,073)			(18,758)
Long-term lease obligations	$2,430			$34,413

NOTE 10 – FAIR VALUE MEASUREMENTS
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of December 31, 2020 and 2019 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During each of the years ended December 31, 2020, 2019 and 2018, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.
Estimated Fair Value of Financial Instruments
Accounts receivable, accounts payable and accrued liabilities as of December 31, 2020 and 2019 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of certain long-term debt, including the Term Loan and ABL Revolver as of December 31, 2020 and 2019, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of our operating lease right-of-use assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of December 31, 2020 and 2019. All debt classifications represent Level 2 fair value measurements.

Derivative financial instruments are measured at fair value based on observable market information and appropriate valuation methods. Contingent consideration liabilities arise from future earnout payments to the sellers associated with certain acquisitions and are based on predetermined calculations of certain future results. These future payments are estimated by considering various factors, including business risk and projections. The contingent consideration liabilities are measured at fair value by discounting estimated future payments, calculated based on a weighted average of various future forecast scenarios, to their net present value. The fair values of financial assets and liabilities that are recorded at fair value in the Consolidated Balance Sheets and not described above were as follows (in thousands):

	As of December 31, 2020				As of December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$170,398	$170,398	$—	$—	$99,242	$99,242	$—	$—
Derivative financial instruments	5,130	—	5,130	—	—	—	—	—
Total financial assets	$175,528	$170,398	$5,130	$—	$99,242	$99,242	$—	$—
Financial liabilities:
Contingent consideration	$4,004	$—	$—	$4,004	$3,854	$—		$3,854
Derivative financial instruments	324	—	324	—	9,446	—	9,446	—
Total financial liabilities	$4,328	$—	$324	$4,004	$13,300	$—	$9,446	$3,854

See Note 5, Investments, for more information on cash equivalents included in the table above. Also see Note 11, Derivatives and Hedging Activities, for more information on derivative financial instruments.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The change in fair value of the contingent consideration (a Level 3 input) was as follows (in thousands):

Contingent consideration liability—January 1, 2020	$3,854
Preliminary purchase price	3,813
Fair value adjustments	(473)
Accretion in value	631
Amounts cancelled	(188)
Amounts paid to sellers	(3,633)
Contingent consideration liability—December 31, 2020	$4,004

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

	As of December 31, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments	$—	$—	$37,961	$37,958
Senior Notes (1)	300,000	320,013	300,000	321,114

(1)Excludes the impact of unamortized debt issuance costs.

See Note 5, Investments, for more information on investments included in the table above. Also see Note 8, Long-Term Debt, for more information on our Senior Notes.
NOTE 11 – DERIVATIVES AND HEDGING ACTIVITIES
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
Cash Flow Hedges of Interest Rate Risk
Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the year ended December 31, 2020, we used interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of December 31, 2020, we have not posted any collateral related to these agreements.

During the year ended December 31, 2020, we terminated our two existing interest rate swaps and our forward interest rate swap and simultaneously entered into a new forward interest rate swap beginning July 30, 2021. We settled the terminated

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
swaps by making a cash payment of $17.8 million. This payment is classified within cash flows from operating activities within the Consolidated Statements of Cash Flows for the year ended December 31, 2020. The unrealized loss included in accumulated other comprehensive loss associated with the terminated swaps of $17.8 million at the time of termination will be amortized to interest expense over the course of the originally scheduled settlement dates of the terminated swaps. During the year ended December 31, 2020, we amortized $1.3 million of the unrealized loss to interest expense, net. The new forward interest rate swap has a beginning notional amount of $200.0 million, a fixed rate of 0.51% and a maturity date of April 15, 2030. Upon commencement, this forward swap will serve to hedge substantially all of the variable cash flows on our Term Loan until its maturity and if extended. The assets and liabilities associated with the forward interest rate swap are included in other long-term assets and other current liabilities on the Consolidated Balance Sheets at their fair value amounts as described in Note 10, Fair Value Measurements.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in other comprehensive income, net of tax on the Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive income on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We had no such changes during the years ended December 31, 2020 or 2019.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt. Over the next twelve months, we estimate that an additional $3.5 million will be reclassified as an increase to interest expense, net.

LIBOR is used as a reference rate for our interest rate swap agreements we use to hedge our interest rate exposure. During the year ended December 31, 2020, we adopted ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The purpose of this guidance is to provide relief for impacted areas as it relates to impending reference rate reform. We elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.
NOTE 12 – STOCKHOLDERS’ EQUITY
As of December 31, 2020 and 2019, we had losses of $8.8 million and $7.1 million, respectively, in accumulated other comprehensive loss on our Consolidated Balance Sheets. The loss as of December 31, 2020 represented the unrealized loss on our terminated interest rate swaps of $12.2 million, net of taxes, less the effective portion of the unrealized gain on our forward interest rate swap of $3.4 million, net of taxes. The loss as of December 31, 2019 represented the effective portion of the unrealized loss on our now-terminated derivative instruments. For additional information, see Note 11, Derivatives and Hedging Activities.

On February 26, 2018, our board of directors authorized a $50 million stock repurchase program effective March 2, 2018 and on October 31, 2018, our board of directors approved an additional stock repurchase program, effective November 6, 2018, pursuant to which we may purchase up to an additional $100 million of our outstanding common stock. In February 28, 2020, our board of directors approved extending the current stock repurchase program to March 1, 2021. During the year ended December 31, 2020, we repurchased 633 thousand shares of our outstanding common stock with an aggregate price of approximately $33.9 million, or $53.57 average price per share. We did not repurchase any shares during the year ended December 31, 2019. As of December 31, 2020, we had $26.7 million remaining on our stock repurchase program. In response to COVID-19, we temporarily suspended our share repurchase program. Given the current state of our business and our markets, effective November 9, 2020, our share repurchase program was reinstated. The effect of these treasury shares reducing the number of common shares outstanding is reflected in our earnings per share calculation. In February, 2021, our board of directors approved extending the current stock repurchase program and increased the total amount of our outstanding common stock authorized for purchase under the program. For more details, see Note 19, Subsequent Events.
NOTE 13 – EMPLOYEE BENEFITS
Healthcare
We participate in multiple healthcare plans, the largest of which is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. Our healthcare benefit expense (net of employee contributions)

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
was approximately $24.1 million, $21.9 million and $17.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, for all plans. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Consolidated Balance Sheets and was $3.1 million and $2.6 million as of December 31, 2020 and 2019, respectively.
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

Workers’ compensation expense totaled $15.7 million, $15.4 million and $12.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in cost of sales on the Consolidated Statements of Operations and Comprehensive Income. Workers’ compensation known claims and IBNR reserves included on the Consolidated Balance Sheets were as follows (in thousands):

	As of December 31,
	2020	2019
Included in other current liabilities	$7,703	$6,777
Included in other long-term liabilities	11,986	10,874
	$19,689	$17,651

We also had an insurance receivable for claims that exceeded the stop loss limit for fully insured policies included on the Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	As of December 31,
	2020	2019
Included in other non-current assets	$1,854	$2,098
Retirement Plans
We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. During the years ended December 31, 2020, 2019 and 2018, we recognized 401(k) plan expenses of $2.2 million, $2.0 million and $1.7 million, respectively, which is included in administrative expenses on the accompanying Consolidated Statements of Operations and Comprehensive Income.
Multiemployer Pension Plans
We participate in various multiemployer pension plans under collective bargaining agreements in Washington, Oregon and Illinois with other companies in the construction industry. These plans cover our union-represented employees and contributions to these plans are expensed as incurred. These plans generally provide for retirement, death and/or termination benefits for eligible employees within the applicable collective bargaining units, based on specific eligibility/participation requirements, vesting periods and benefit formulas. We do not participate in any multiemployer pension plans that are considered to be individually significant.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The risks of participating in these multiemployer pension plans are different from single-employer pension plans. For example:
•Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
•If a participating employer stops contributing to the multiemployer plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•If a participating employer chooses to stop participating in these multiemployer plans, the employer may be required to pay those plans a withdrawal liability based upon the underfunded status of the plan.
We also participate in various multiemployer health and welfare plans that cover both active and retired participants. Health care benefits are provided to participants who meet certain eligibility requirements under the applicable collective bargaining unit.
Our contributions to multiemployer pension and health and welfare benefit plans were as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Pension plans	$1,128	$809	$871
Health & welfare plans	952	674	724
Total contributions	$2,080	$1,483	$1,595
The increase in contributions for the year ended December 31, 2020 was driven by the acquisitions of Insulation Contractors/Magellan Insulation and Norkote, Inc. See Note 17, Business Combinations for more information.
Share-Based Compensation
Common Stock Awards
We periodically grant shares of our common stock under our 2014 Omnibus Incentive Plan to non-employee members of our board of directors and our employees. During the years ended December 31, 2020, 2019 and 2018 , we granted approximately six thousand, eight thousand and five thousand shares of restricted stock, respectively, to non-employee members of our board of directors. Substantially all of the stock will vest over a one-year service period.

In addition, we granted approximately 0.2 million, 0.1 million and 0.1 million shares of our common stock to employees in each of the years ended December 31, 2020, 2019 and 2018, respectively. Substantially all of the stock will vest in three equal installments (rounded to the nearest whole share) annually over a three-year service period.
Performance-Based Stock Awards

We periodically grant nonvested stock awards subject to performance-based vesting conditions to certain officers. During the year ended December 31, 2020, we issued approximately 0.1 million shares of our common stock which vest in two equal installments on each of April 20, 2021 and April 20, 2022. In addition, during the year ended December 31, 2020, we established, and our Board of Directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2021 contingent upon achievement of these targets.

In addition, there are long-term performance-based restricted stock awards to be issued to certain employees annually through 2022 contingent upon achievement of certain performance targets. These awards are accounted for as liability-based awards since they represent a predominantly-fixed monetary amount that will be settled with a variable number of common shares and as such are included in other long-term liabilities on the Consolidated Balance Sheets. During the year ended December 31, 2020, we granted approximately seven thousand shares that will vest in 2022.
Performance-Based Restricted Stock Units

During 2019, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards which were issued to certain employees in 2020 based upon achievement of a performance target. In addition, during the year ended 2020, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2021 based upon achievement of a

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares. During the year ended December 31, 2020, we granted approximately fourteen thousand shares that will vest over a one-year service period.
Share-Based Compensation Summary
Amounts and changes for each category of equity-based award were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Grant Date Fair Value Per Share	Awards	Weighted Average Grant Date Fair Value Per Share	Units	Weighted Average Grant Date Fair Value Per Share
Nonvested awards/units at December 31, 2019	152,882	$52.93	160,289	$50.49	13,186	$51.62
Granted	174,445	44.56	61,174	77.20	13,655	36.51
Vested	(90,870)	49.69	(54,502)	51.43	(13,077)	51.50
Forfeited/Cancelled	(5,177)	45.94	—	—	(491)	42.94
Nonvested awards/units at December 31, 2020	231,280	$48.05	166,961	$59.97	13,273	$36.51

The following table summarizes the share-based compensation expense recognized under our 2014 Omnibus Incentive Plan (in thousands):

	Years ended December 31,
	2020	2019	2018
Common Stock Awards	$4,116	$4,242	$3,847
Non-Employee Common Stock Awards	333	359	177
Performance-Based Stock Awards	3,869	3,034	2,041
Liability Performance-Based Stock Awards	1,969	432	163
Performance-Based Restricted Stock Units	539	660	1,618
	$10,826	$8,727	$7,846

We recorded the following stock compensation expense, by income statement category (in thousands):

	Years ended December 31,
	2020	2019	2018
Cost of sales	$284	$374	$846
Selling	202	194	451
Administrative	10,340	8,159	6,549
	$10,826	$8,727	$7,846

Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represents all stock compensation earned by our installation and sales employees, respectively. We recognized a tax shortfall of $0.3 million for the year ended December 31, 2020 and we recognized windfall tax benefits of $0.3 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively, associated with our Common Stock Awards within the income tax provision in the Consolidated Statements of Operations and Comprehensive Income.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized share-based compensation expense related to unvested awards was as follows (in thousands):

	As of December 31, 2020
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Common Stock Awards	$7,162	1.9 years
Performance-Based Stock Awards	4,310	1.6 years
Performance-Based Restricted Stock Units	137	0.3 years
Total unrecognized compensation expense related to unvested awards	$11,609

Total unrecognized compensation expense is subject to future adjustments for forfeitures. This expense is expected to be recognized over the remaining weighted-average period shown above on a straight-line basis except for the Performance-Based Stock Awards which uses the graded-vesting method. Shares forfeited are returned as treasury shares and available for future issuances.

During the years ended December 31, 2020, 2019 and 2018, our employees surrendered approximately 25 thousand, 45 thousand and 41 thousand shares of our common stock under all plans, respectively, to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2014 Omnibus Incentive Plan.

As of December 31, 2020, approximately 2.0 million of the 3.0 million shares of common stock authorized for issuance were available for issuance under the 2014 Omnibus Incentive Plan.

NOTE 14 – INCOME TAXES
The provision for income taxes is comprised of (in thousands):

	Years ended December 31,
	2020	2019	2018
Current:
Federal	$33,495	$14,850	$13,486
State	8,918	4,127	3,641
	42,413	18,977	17,127
Deferred:
Federal	(7,177)	4,585	221
State	(1,298)	884	90
	(8,475)	5,469	311
Total tax expense	$33,938	$24,446	$17,438

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation between our effective tax rate on net income and the federal statutory rate is as follows (dollars in thousands):

	Years ended December 31,
	2020		2019		2018
Income tax at federal statutory rate	$27,547	21.0%	$19,447	21.0%	$15,159	21.0%
Stock compensation	331	0.3%	(255)	(0.3)%	(436)	(0.6)%
Other permanent items	424	0.3%	737	0.8%	(667)	(0.8)%
Change in valuation allowance	(207)	(0.2)%	276	0.3%	312	0.4%
Change in uncertain tax positions	65	0.1%	67	0.1%	969	1.3%
State income taxes, net of federal benefit	5,778	4.4%	4,174	4.5%	2,911	4.0%
Rate impact of the Tax Act	—	—%	—	—%	(810)	(1.1)%
Total tax expense	$33,938	25.9%	$24,446	26.4%	$17,438	24.2%

Components of the net deferred tax asset or liability are as follows (in thousands):

	As of December 31,
	2020	2019
Deferred Tax Assets
Long-term
Accrued liabilities and allowances	$9,106	$5,140
Allowance for doubtful accounts	987	514
Inventories	402	437
Property and equipment	280	303
Intangibles	6,582	5,615
Net operating loss carryforwards	1,206	1,240
Other	16	5
Long-term deferred tax assets	18,579	13,254
Less: Valuation allowance	(1,263)	(1,512)
Net deferred tax assets	17,316	11,742
Deferred Tax Liabilities
Long-term
Accrued liabilities and allowances	(151)	(252)
Property and equipment	(4,587)	(4,176)
Intangibles	(4,810)	(4,307)
Investment in partnership	(6,660)	(11,857)
Other	(650)	(325)
Long-term deferred tax liabilities	(16,858)	(20,917)
Net deferred tax assets (liabilities)	$458	$(9,175)

As of December 31, 2020, we have recorded a deferred tax asset of $1.2 million reflecting the benefit of $5.4 million in federal and state income tax net operating loss (NOL) carryforwards, the earliest of which expires in 2030.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Based on this evaluation, a valuation allowance has been recorded as of December 31, 2020 and 2019 for the net deferred tax assets recorded on certain of our wholly owned subsidiaries. Such deferred tax assets relate primarily to net operating losses that are not more likely than not realizable. However, the amount of the deferred tax asset considered realizable could be adjusted if our estimate of future taxable income during the carryforward period changes, or if objective negative evidence in the form of cumulative losses is no longer present. Additional weight may be given to subjective evidence such as our projections for growth in this situation.
Uncertain Tax Positions
We are subject to taxation in the United States and various state jurisdictions. As of December 31, 2020, our tax years for 2017 through 2019 are subject to examination by the tax authorities. A rollforward of the gross unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefit, January 1, 2018	$4,450
Increase as a result of tax positions taken during the period	3,846
Decrease as a result of tax positions taken during the period	(2,850)
Decrease as a result of expiring statutes	(97)
Unrecognized tax benefit, Unrecognized tax benefit, December 31, 2018	$5,349

Increase as a result of tax positions taken during the period	2,866
Decrease as a result of tax positions taken during the period	(2,482)
Decrease as a result of expiring statutes	(16)
Unrecognized tax benefit, Unrecognized tax benefit, December 31, 2019	$5,717

Increase as a result of tax positions taken during the period	3,822
Decrease as a result of tax positions taken during the period	(2,873)
Increase as a result of expiring statutes	10
Unrecognized tax benefit, Unrecognized tax benefit, December 31, 2020	$6,676

Unrecognized tax benefits of $2.8 million at December 31, 2020 would affect the effective tax rate. Interest expense and penalties accrued related to uncertain tax positions as of December 31, 2020 are $0.5 million.

We expect a decrease to the amount of unrecognized tax benefits (exclusive of penalties and interest) within the next twelve months of zero to $4.8 million.

Determining uncertain tax positions and the related estimated amounts requires judgment and carry estimation risk. If future tax law changes or interpretations should come to light, or additional information should become known, our conclusions regarding unrecognized tax benefits may change.
NOTE 15 – RELATED PARTY TRANSACTIONS
We sell installation services to other companies related to us through common or affiliated ownership and/or board of directors and/or management relationships. We also purchase services and materials and pay rent to companies with common or related ownership.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We lease our headquarters and certain other facilities from related parties. See Note 9, Leases, for future minimum lease payments to be paid to these related parties.

The amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Sales	$3,987	$13,488	$12,636
Purchases	1,841	1,810	1,587
Rent	1,125	1,040	1,099

At December 31, 2020 and 2019, we had related party balances of approximately $0.7 million and $1.7 million, respectively, included in accounts receivable on our Consolidated Balance Sheets. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer was a member of our board of directors until his resignation from our board effective March 18, 2020, accounted for $1.3 million of the related party accounts receivable balance as of December 31, 2019. Additionally, M/I Homes, Inc. accounted for a significant portion of our related party sales during the first quarter of the year ended December 31, 2020 as well as the years ended December 31, 2019 and 2018 while it was classified as a related party to the Company.
NOTE 16 – COMMITMENTS AND CONTINGENCIES
Accrued General Liability and Auto Insurances
Accrued general liability and auto insurance reserves included on the Consolidated Balance Sheets were as follows (in thousands):

	As of December 31,
	2020	2019
Included in other current liabilities	$5,102	$3,538
Included in other long-term liabilities	16,440	18,184
	$21,542	$21,722

We also had insurance receivables and indemnification assets included on the Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above. The amounts were as follows (in thousands):

	As of December 31,
	2020	2019
Insurance receivables and indemnification assets for claims under fully insured policies	$4,400	$7,491
Insurance receivables for claims that exceeded the stop loss limit	328	2,321
Total insurance receivables and indemnification assets included in other non-current assets	$4,728	$9,812
Leases
See Note 9, Leases, for further information on our lease commitments.
Other Commitments and Contingencies
From time to time, various claims and litigation are asserted or commenced against us principally arising from contractual matters and personnel and employment disputes. In determining loss contingencies, management considers the likelihood of

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During the year ended December 31, 2018, we entered into an agreement with one of our suppliers to purchase a portion of the insulation materials we utilize across our business. This agreement is effective January 1, 2019 through December 31, 2021 with a purchase obligation of $22.6 million for 2020 and $14.9 million for 2021. During the fourth quarter of 2020, our commitment for the year ended December 31, 2020 was reduced to $12.6 million, which is equal to the total amount we purchased during the year.
NOTE 17 – BUSINESS COMBINATIONS
As part of our ongoing strategy to expand geographically and increase market share in certain markets, we completed nine, six and ten business combinations during the years ended December 31, 2020, 2019 and 2018, respectively, as well as several insignificant tuck-in acquisitions merged into existing operations in 2019 and 2018, in which we acquired 100% of the voting equity interests in each acquired entity. Acquisition-related costs amounted to $2.8 million, $2.1 million and $2.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in Administrative expenses on the Consolidated Statements of Operations and Comprehensive Income. The goodwill to be recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed. We expect to deduct $21.0 million of goodwill for tax purposes as a result of 2020 acquisitions.

Below is a summary of each significant acquisition by year, including revenue and net income (loss) since date of acquisition, shown for the year of acquisition. The largest of our 2020 acquisitions were Royals Commercial Services, Inc. (“Royals”) in February 2020, certain branches from Energy One America, LLC (“Energy One”) in August 2020, Storm Master Gutters (“Storm Master”) in August 2020, Insulation Contractors/Magellan Insulation (“ICON”) in October 2020, Norkote, Inc. (“Norkote”) in October 2020, and WeatherSeal Insulation Co., LLC (“WeatherSeal”) in November 2020. In each table, “Other” represents acquisitions that were individually immaterial in that year. Net income (loss), as noted below, includes amortization, taxes and interest allocations when appropriate.

For the year ended December 31, 2020 (in thousands):

2020 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)
Royals	2/29/2020	Asset	$7,590	$2,500	$10,090	$11,095	$1,332
Energy One	8/10/2020	Asset	13,200	1,591	14,791	7,454	(558)
Storm Master	8/31/2020	Asset	13,000	1,336	14,336	8,131	619
ICON	10/13/2020	Asset	16,900	3,598	20,498	4,798	449
Norkote	10/26/2020	Asset	8,725	2,426	11,151	2,702	417
WeatherSeal	11/16/2020	Asset	9,500	922	10,422	766	(23)
Other	Various	Asset	7,531	1,713	9,244	5,548	(344)
Total			$76,446	$14,086	$90,532	$40,494	$1,892

For the year ended December 31, 2019 (in thousands):

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2019 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)
1st State Insulation	3/18/2019	Asset	$5,125	$1,355	$6,480	$9,828	$476
Expert Insulation	6/24/2019	Asset	16,165	1,993	18,158	6,484	155
Premier	11/18/2019	Share	25,000	2,765	27,765	2,161	(62)
Other	Various	Asset	5,750	1,430	7,180	3,339	23
Total			$52,040	$7,543	$59,583	$21,812	$592

For the year ended December 31, 2018 (in thousands):

2018 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)
CDG	3/19/2018	Asset	$9,440	$1,973	$11,413	$11,466	$531
AFT	10/31/2018	Asset	19,707	1,510	21,217	3,530	(13)
Other	Various	Shares/Asset	28,593	4,057	32,650	24,329	639
Total			$57,740	$7,540	$65,280	$39,325	$1,157
Purchase Price Allocations
The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in thousands):

	2020
	Royals	Energy One	Storm Master	ICON	Norkote	WeatherSeal	Other	Total
Estimated fair values:
Accounts receivable	$2,848	$3,357	$2,362	$4,828	$1,926	$865	$1,419	$17,605
Inventories	305	838	175	243	444	156	$600	$2,761
Other current assets	430	12	—	675	178	14	$145	$1,454
Property and equipment	598	2,319	798	380	584	520	$663	$5,862
Intangibles	3,930	6,500	8,720	11,830	5,310	5,450	$4,483	$46,223
Goodwill	3,015	3,253	3,631	2,870	2,841	3,472	$2,223	$21,305
Other non-current assets	58	—	—	145	—	—	$38	$241
Accounts payable and other current liabilities	(1,059)	(1,469)	(1,336)	(445)	(86)	(50)	$(196)	$(4,641)
Other long-term liabilities	(35)	(19)	(14)	(28)	(46)	(5)	$(131)	$(278)
Fair value of assets acquired and purchase price	10,090	14,791	14,336	20,498	11,151	10,422	9,244	90,532
Less seller obligations	2,500	1,591	1,336	3,598	2,426	922	1,713	14,086
Cash paid	$7,590	$13,200	$13,000	$16,900	$8,725	$9,500	$7,531	$76,446

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2019
	1st State	Expert	Premier	Other	Total
Estimated fair values:
Cash	—	—	$334	—	$334
Accounts receivable	—	1,796	2,929	479	5,204
Inventories	291	723	1,242	410	2,666
Other current assets	—	—	—	3	3
Property and equipment	989	235	876	887	2,987
Intangibles	3,382	6,740	14,300	3,619	28,041
Goodwill	1,857	8,545	10,151	1,765	22,318
Other non-current assets	—	161	329	41	531
Accounts payable and other current liabilities	(39)	(42)	(2,396)	(24)	(2,501)
Fair value of assets acquired and purchase price	6,480	18,158	27,765	7,180	59,583
Less seller obligations	1,355	1,993	2,765	1,430	7,543
Cash paid	$5,125	$16,165	$25,000	$5,750	$52,040

	2018
	CDG	AFT	Other	Total
Estimated fair values:
Accounts receivable	$1,731	—	$4,104	$5,835
Inventories	514	565	1,136	2,215
Other current assets	28	—	918	946
Property and equipment	933	2,882	2,169	5,984
Intangibles	3,711	13,470	18,904	36,085
Goodwill	4,898	4,415	7,766	17,079
Other non-current assets	36	13	82	131
Accounts payable and other current liabilities	(438)	(128)	(2,429)	(2,995)
Fair value of assets acquired and purchase price	11,413	21,217	32,650	65,280
Less seller obligations	1,973	1,510	4,057	7,540
Cash paid	$9,440	$19,707	$28,593	$57,740

Contingent consideration is included as “seller obligations” in the above table or within “fair value of assets acquired” if subsequently paid during the period presented. These contingent payments consist primarily of earnouts based on performance that are recorded at fair value at the time of acquisition, and/or non-compete agreements and amounts based on working capital calculations. When these payments are expected to be made over one year from the acquisition date, the contingent consideration is discounted to net present value of future payments based on a weighted average of various future forecast scenarios.

Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed, contingent consideration is settled, and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Goodwill and intangibles per the above table do not agree to the total gross increases of these assets as shown in Note 7, Goodwill and Intangibles, during the years ended December 31, 2020, 2019 and 2018 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added during the ordinary course of business. In addition, goodwill and intangibles increased during the years ended December 31, 2019 and 2018 due to various small acquisitions merged into existing operations that do not appear in the above tables.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimates of acquired intangible assets related to the acquisitions are as follows (dollars in thousands):

	2020		2019		2018
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Customer relationships	$28,307	8	$20,659	8	$27,149	8
Trademarks and trade names	9,834	15	5,286	15	6,075	15
Non-competition agreements	3,315	5	2,096	5	2,401	5
Backlog	4,767	1.5	—	—	460	2
Pro Forma Information (unaudited)
The unaudited pro forma information has been prepared as if the 2020 acquisitions had taken place on January 1, 2019, the 2019 acquisitions had taken place on January 1, 2018 and the 2018 acquisitions had taken place on January 1, 2017. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2019, 2018 and 2017 and the unaudited pro forma information does not purport to be indicative of future financial operating results (in thousands, except for per share data).

	December 31,
	2020	2019	2018
Net revenue	$1,722,030	$1,660,326	$1,436,713
Net income	99,243	76,474	61,148
Basic net income per share	3.36	2.57	1.97
Diluted net income per share	3.34	2.56	1.96

Unaudited pro forma net income reflects additional intangible asset amortization expense of $5.4 million, $10.2 million and $6.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, as well as additional income tax expense of $0.7 million, $3.0 million and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
NOTE 18 – INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method as of December 31, 2020, 2019 and 2018, was 213 thousand, 120 thousand and 122 thousand, respectively. Approximately four thousand shares of potential common stock was not included in the calculation of diluted net income per common share for the year ended December 31, 2020 because the effect would have been anti-dilutive.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SUBSEQUENT EVENTS
On February 22, 2021, our board of directors authorized an extension of our stock repurchase program through March 1, 2022 and concurrently authorized an increase in the total amount of our outstanding common stock we can purchase up to $100.0 million. As a result of this extension, we have $100.0 million remaining on our stock repurchase program as of the date of filing of this Form 10-K. For further information about our stock repurchase program, see Note 12, Stockholder's Equity.
In addition, we recently announced that our board of directors declared our first quarterly dividend, payable on March 31, 2021 at a rate of $0.30 per common share.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020 with the participation of the Company’s principal executive officer and principal financial officer as required by Exchange Act Rule 13a-15(b). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Management, under the supervision of the principal executive officer and the principal financial officer, assessed the effectiveness of our internal control over financial reporting, excluding the internal control over financial reporting at the subsidiaries listed below that we acquired during 2020 as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2020 includes all of the Company’s subsidiaries except the subsidiaries listed below, which were acquired during 2020 and whose financial statements constitute the percentages of total assets and net revenue listed below of the consolidated financial statements of the Company as of and for the year ended December 31, 2020:

Subsidiary	Acquisition Date	Percentage of Total Assets	Percent of Net Revenue
SCE Unlimited	January 13, 2020	0.1%	0.1%
Royals	February 29, 2020	0.9%	0.7%
Nationwide Gutters	June 22, 2020	0.5%	0.2%
Energy One	August 10, 2020	1.4%	0.5%
Storm Master	August 31, 2020	1.3%	0.5%
ICON	October 13, 2020	1.8%	0.3%
Norkote	October 26, 2020	1.0%	0.2%
WeatherSeal	November 16, 2020	0.9%	0.0%
Custom Glass & Doors	December 7, 2020	0.2%	0.0%

Management excluded the internal control over financial reporting at these subsidiaries from its assessment in accordance with the guidance of the staff of the SEC that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition.

Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2020. We have not experienced any material impact to our internal controls over financial reporting due to the

COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to identify potential limitations on our current internal controls that would adversely impact the design and operating effectiveness of internal controls over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which follows below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2020 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Installed Building Products, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Installed Building Products, Inc. (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 24, 2021, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the subsidiaries listed below, which were acquired during 2020 and whose financial statements constitute the percentages of total revenues and assets listed below of the consolidated financial statements of the Company as of and for the year ended December 31, 2020.

Subsidiary	Acquisition Date	Percentage of Total Assets	Percent of Net Revenue
SCE Unlimited	January 13, 2020	0.1%	0.1%
Royals	February 29, 2020	0.9%	0.7%
Nationwide Gutters	June 22, 2020	0.5%	0.2%
Energy One	August 10, 2020	1.4%	0.5%
Storm Master	August 31, 2020	1.3%	0.5%
ICON	October 13, 2020	1.8%	0.3%
Norkote	October 26, 2020	1.0%	0.2%
WeatherSeal	November 16, 2020	0.9%	0.0%
Custom Glass & Doors	December 7, 2020	0.2%	0.0%

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
February 24, 2021

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth under the headings “Election of Directors,” “Executive Officers and Certain Significant Employees,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for the 2021 Annual Meeting of Stockholders (“2021 Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 and is incorporated herein by reference.

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
Item 11.    Executive Compensation
The information required by this item will be set forth under the headings “Executive Compensation,” “Chief Executive Pay Ratio” and “Compensation Committee Interlocks and Insider Participation” in our 2021 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in our Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed on or before April 16, 2021, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth under the headings “Certain Relationships and Related-Party Transactions” and “Corporate Governance” in our 2021 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item will be set forth under the heading “Fees Paid to Deloitte" and "Pre-Approval of Services” in our 2021 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules

(a)The following documents are filed as a part of this Form 10-K:

1.Financial Statements: The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm for Installed Building Products, Inc. are presented in Item 8, Financial Statements and Supplementary Data, of Part II of this Form10-K.
2.Financial Schedules: All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes in Item 8, Financial Statements and Supplementary Data, of Part II of this Form10-K.

(b)Exhibits.

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

4.3
Description of Installed Building Product, Inc.’s Securities Registered Pursuant to Section 12 of the Exchange Act, incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K filed on February 27, 2020.

10.1#	Form of Indemnification Agreement for directors and officers, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on FormS-1/A filed on January 27, 2014.
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

10.4#
Amendment No. 2, dated as of November 1, 2019, to Employment Agreement, dated as of November 1, 2013, by and between Installed Building Products, Inc. and Jeffrey W. Edwards, incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on February 27, 2020.

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

10.19
Restatement Agreement, dated as of December 17, 2019, among Installed Building Products, Inc., as Borrower, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2019.

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

10.27#	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2014.
10.28#	Form of Performance Share Award Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2014.
10.29#	Form of Restricted Stock Agreement for Employees, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 13, 2015.
10.30#	Form of Restricted Stock Agreement for awards made on or after April 19, 2017, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
10.31#	Form of Performance Share Agreement for awards made on or after April 19, 2017, incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
10.32#	Form of Stock Award Agreement, incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
10.33#	Form of Performance-Based Cash Award Agreement, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
21.1*	List of Subsidiaries of Installed Building Products, Inc.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following financial statements from the Company's Annual Report on Form 10-K for the period ended December 31, 2020, formatted in inline XBRL, include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.
104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________
*    Filed herewith
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

Date: February 24, 2021

INSTALLED BUILDING PRODUCTS, INC.

/s/ Jeffrey W. Edwards
By:	Jeffrey W. Edwards
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey W. Edwards	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 24, 2021
Jeffrey W. Edwards

/s/ Michael T. Miller	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 24, 2021
Michael T. Miller

/s/ Todd R. Fry	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	February 24, 2021
Todd R. Fry

/s/ Margot L. Carter	Director	February 24, 2021
Margot L. Carter

/s/ Lawrence A. Hilsheimer	Director	February 24, 2021
Lawrence A. Hilsheimer

/s/ Janet E. Jackson	Director	February 24, 2021
Janet E. Jackson

/s/ David R. Meuse	Director	February 24, 2021
David R. Meuse

/s/ Michael H. Thomas	Director	February 24, 2021
Michael H. Thomas

/s/ Vikas Verma	Director	February 24, 2021
Vikas Verma