Form 10-Q
period 2021-03-31
Installed Building Products, Inc.
filed 2021-05-07
CIK 1580905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _________ To ________
Commission File Number: 001-36307

Installed Building Products, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3707650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

495 South High Street, Suite 50
Columbus, Ohio	43215
(Address of principal executive offices)	(Zip Code)
(614) 221-3399
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Trading Symbol(s)	Name on each exchange on which registered
Common Stock,	$0.01 par value per share	IBP	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
On April 29, 2021, the registrant had 29,696,832 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$207,343	$231,520
Accounts receivable (less allowance for credit losses of $8,615 and $8,789 at March 31, 2021 and December 31, 2020, respectively)	270,498	266,566
Inventories	85,980	77,179
Prepaid expenses and other current assets	46,344	48,678
Total current assets	610,165	623,943
Property and equipment, net	105,162	104,022
Operating lease right-of-use assets	54,442	53,766
Goodwill	242,036	216,870
Customer relationships, net	121,051	108,504
Other intangibles, net	67,151	62,889
Other non-current assets	33,609	17,682
Total assets	$1,233,616	$1,187,676
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$23,770	$23,355
Current maturities of operating lease obligations	19,210	18,758
Current maturities of finance lease obligations	1,875	2,073
Accounts payable	104,001	101,462
Accrued compensation	47,520	45,876
Other current liabilities	48,926	44,951
Total current liabilities	245,302	236,475
Long-term debt	545,138	541,957
Operating lease obligations	34,618	34,413
Finance lease obligations	2,367	2,430
Deferred income taxes	9,957	35
Other long-term liabilities	55,696	53,184
Total liabilities	893,078	868,494
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 33,208,082 and 33,141,879 issued and 29,689,201 and 29,623,272 shares outstanding at March 31, 2021 and December 31, 2020, respectively	331	331
Additional paid in capital	202,662	199,847
Retained earnings	277,804	269,420
Treasury stock; at cost: 3,518,881 and 3,518,607 shares at March 31, 2021 and December 31, 2020, respectively	(141,653)	(141,653)
Accumulated other comprehensive income (loss)	1,394	(8,763)
Total stockholders’ equity	340,538	319,182
Total liabilities and stockholders’ equity	$1,233,616	$1,187,676

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2021	2020
Net revenue	$437,066	$397,331
Cost of sales	311,639	281,071
Gross profit	125,427	116,260
Operating expenses
Selling	20,858	20,355
Administrative	65,077	60,195
Amortization	8,396	6,680
Operating income	31,096	29,030
Other expense
Interest expense, net	7,574	7,358
Other	81	—
Income before income taxes	23,441	21,672
Income tax provision	6,150	5,684
Net income	$17,291	$15,988
Other comprehensive income (loss), net of tax:
Net change on cash flow hedges, net of tax (provision) benefit of $(3,428) and $1,939 for the three months ended March 31, 2021 and 2020, respectively	10,157	(5,608)
Comprehensive income	$27,448	$10,380
Basic net income per share	$0.59	$0.54
Diluted net income per share	$0.58	$0.53
Weighted average shares outstanding:
Basic	29,286,044	29,722,444
Diluted	29,613,484	29,930,954

Cash dividends declared per share	$0.30	—

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND MARCH 31, 2020
(in thousands, except share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2020	32,871,504	$329	$190,230	$173,371	(2,855,164)	$(106,756)	$(7,143)	$250,031
Net income				15,988				15,988
Cumulative effect of accounting changes, net of tax				(1,190)				(1,190)
Issuance of common stock awards to employees	89,957	1	(1)					—
Surrender of common stock awards					(1,759)	—		—
Share-based compensation expense			2,302					2,302
Share-based compensation issued to directors	316		33					33
Common stock repurchase					(442,542)	(15,759)		(15,759)
Other comprehensive loss, net of tax							(5,608)	(5,608)
BALANCE - March 31, 2020	32,961,777	$330	$192,564	$188,169	(3,299,465)	$(122,515)	$(12,751)	$245,797

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2021	33,141,879	$331	$199,847	$269,420	(3,518,607)	$(141,653)	$(8,763)	$319,182
Net income				17,291				17,291
Issuance of common stock awards to employees	66,203	—						—
Surrender of common stock awards					(274)	—		—
Share-based compensation expense			2,713					2,713
Share-based compensation issued to directors			102					102
Dividends declared ($0.30 per share)				(8,907)				(8,907)
Other comprehensive income, net of tax							10,157	10,157
BALANCE - March 31, 2021	33,208,082	$331	$202,662	$277,804	(3,518,881)	$(141,653)	$1,394	$340,538

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$17,291	$15,988
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	10,663	10,374
Amortization of operating lease right-of-use assets	5,050	4,207
Amortization of intangibles	8,396	6,680
Amortization of deferred financing costs and debt discount	331	325
Provision for credit losses	127	1,298
Gain on sale of property and equipment	(252)	(35)
Noncash stock compensation	3,196	2,681
Amortization of terminated interest rate swap	798	—
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	1,056	(1,000)
Inventories	(7,644)	1,411
Other assets	(1,794)	6,933
Accounts payable	524	(8,308)
Income taxes receivable/payable	4,633	5,649
Other liabilities	(4,757)	(10,291)
Net cash provided by operating activities	37,618	35,912
Cash flows from investing activities
Purchases of investments	—	(776)
Maturities of short term investments	—	12,275
Purchases of property and equipment	(10,846)	(9,919)
Acquisitions of businesses, net of cash acquired of $168 and $0 in 2021 and 2020, respectively	(41,930)	(8,501)
Proceeds from sale of property and equipment	389	162
Other	(5)	(1,340)
Net cash used in investing activities	(52,392)	(8,099)
Cash flows from financing activities
Proceeds from vehicle and equipment notes payable	7,808	7,094
Debt issuance costs	—	(22)
Principal payments on long-term debt	(6,481)	(6,711)
Principal payments on finance lease obligations	(530)	(738)
Dividends paid	(8,786)	—
Acquisition-related obligations	(1,414)	(2,378)
Repurchase of common stock	—	(15,759)
Net cash used in financing activities	(9,403)	(18,514)
Net change in cash and cash equivalents	(24,177)	9,299
Cash and cash equivalents at beginning of period	231,520	177,889
Cash and cash equivalents at end of period	$207,343	$187,188
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$10,839	$9,798
Income taxes, net of refunds	1,474	37
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease obligations	5,679	5,612
Property and equipment obtained in exchange for finance lease obligations	268	343
Seller obligations in connection with acquisition of businesses	5,959	2,570
Unpaid purchases of property and equipment included in accounts payable	1,043	1,346

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

The COVID-19 pandemic ("COVID-19") has caused significant volatility, uncertainty and economic disruption. Many public health organizations and international, federal, state and local governments implemented measures to combat the spread of COVID-19 during portions of 2020 and 2021 with some of these restrictions still in place as of the date of filing of this Quarterly Report on Form 10-Q. Some of these measures include restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. We do not believe the various orders and restrictions or COVID-19 itself significantly impacted our business in the first three months of 2021. However, the extent to which COVID-19 will impact our future operations, customers, suppliers, employees and financial results is uncertain. The future impact of COVID-19 on our financial results depends on numerous factors including government actions and the resulting impact on construction activity, the effect on our customers’ demand for our services, the effects on our supply chain for materials, and the ability of our customers to pay for our services.
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include all of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The information furnished in the Condensed Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) have been omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to prevent the information presented from being misleading when read in conjunction with our audited consolidated financial statements and the notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”), as filed with the SEC on February 24, 2021. The December 31, 2020 Condensed Consolidated Balance Sheet data herein was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.

Our interim operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected in future operating quarters.

Note 2 to the audited consolidated financial statements in our 2020 Form 10-K describes the significant accounting policies and estimates used in preparation of the audited consolidated financial statements. Other than the recently implemented accounting policies described below, there have been no changes to our significant accounting policies during the three months ended March 31, 2021.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Recently Adopted Accounting Pronouncements

Standard	Effective Date	Adoption
ASU 2021-01, Reference Rate Reform (Topic 848):Scope	Effective upon issuance
This pronouncement clarifies the scope and application of ASU 2020-04, "Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)." We continue to evaluate the impact of Topic 848 and may apply other elections as applicable as additional changes in the market occur.

ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes	January 1, 2021	This pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740 and improves the consistent application of GAAP by clarifying and amending existing guidance. The adoption of this standard did not impact our financial statements or have a material effect on our disclosures.

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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We disaggregate our revenue from contracts with customers by end market and product, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenues disaggregated by end market and product (in thousands):

	Three months ended March 31,
	2021		2020
Residential new construction	$326,858	75%	$298,340	75%
Repair and remodel	33,563	8%	24,043	6%
Commercial	76,645	17%	74,948	19%
Net revenues	$437,066	100%	$397,331	100%

	Three months ended March 31,
	2021		2020
Insulation	$283,456	65%	$259,701	65%
Waterproofing	29,949	7%	28,505	7%
Shower doors, shelving and mirrors	31,433	7%	27,015	7%
Garage doors	24,439	5%	22,987	6%
Rain gutters	19,003	4%	11,576	3%
Fireproofing/firestopping(1)	12,435	3%	11,741	3%
Window blinds	11,534	3%	10,931	3%
Other building products	24,817	6%	24,875	6%
Net revenues	$437,066	100%	$397,331	100%

(1)Combined with "Other building products" in previous years but shown separately to conform with updated disclosures.

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

Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in thousands):

	March 31, 2021	December 31, 2020
Contract assets	$27,641	$24,334
Contract liabilities	(9,724)	(8,965)

Uncompleted contracts were as follows (in thousands):

	March 31, 2021	December 31, 2020
Costs incurred on uncompleted contracts	$182,748	$169,544
Estimated earnings	94,802	90,737
Total	277,550	260,281
Less: Billings to date	254,840	240,665
Net under billings	$22,710	$19,616

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net under billings were as follows (in thousands):

	March 31, 2021	December 31, 2020
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$27,641	$24,334
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(4,931)	(4,718)
Net under billings	$22,710	$19,616

The difference between contract assets and contract liabilities as of March 31, 2021 compared to December 31, 2020 is primarily the result of timing differences between our performance of obligations under contracts and customer payments. During the three months ended March 31, 2021, we recognized $7.6 million of revenue that was included in the contract liability balance at December 31, 2020. We did not recognize any impairment losses on our receivables and contract assets during the three months ended March 31, 2021 or 2020.

Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $93.2 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

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
NOTE 4 - CREDIT LOSSES

Our expected loss allowance methodology for accounts receivable is developed using historical losses, current economic conditions and future market forecasts. We also perform ongoing evaluations of our existing and potential customer’s creditworthiness. To date, the COVID-19 pandemic has not had a material impact on the collectability of our existing trade receivables.

Changes in our allowance for credit losses were as follows (in thousands):

Balance as of January 1, 2021	$8,789
Current period provision	127
Recoveries collected	253
Amounts written off	(554)
Balance as of March 31, 2021	$8,615

NOTE 5 - INVESTMENTS

Cash and cash equivalents includes investments in money market funds that are valued based on the net asset value of the funds. The investments in these funds were $175.5 million and $170.4 million as of March 31, 2021 and December 31, 2020, respectively. See Note 9, Fair Value Measurements, for additional information.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 - GOODWILL AND INTANGIBLES
We anticipate that the COVID-19 pandemic could continue to have an impact on the homebuilding industry in general, as it could result in further business interruptions (government-mandated or otherwise) and could affect, among other factors, employment levels, consumer spending and consumer confidence, which could decrease demand for homes, adversely affecting our business. As such, we considered whether impairment indicators arose through the date of filing of this Quarterly Report on Form 10-Q for our goodwill, long-lived assets and other intangible assets and concluded that no such factors existed to cause us to test for goodwill impairment during the three months ended March 31, 2021. While we ultimately concluded that our goodwill, long-lived assets and other intangibles assets were not impaired as of March 31, 2021, we will continue to assess impairment indicators related to the impact of the COVID-19 pandemic on our business.

Goodwill

The change in carrying amount of goodwill was as follows (in thousands):

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)
January 1, 2021	$286,874	$(70,004)	$216,870
Business Combinations	25,141	—	25,141
Other	25	—	25
March 31, 2021	$312,040	$(70,004)	$242,036

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

Intangibles, net

The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in thousands):

	As of March 31,			As of December 31,
	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$215,841	$94,790	$121,051	$197,641	$89,137	$108,504
Covenants not-to-compete	22,914	14,127	8,787	20,309	13,436	6,873
Trademarks and tradenames	84,057	28,488	55,569	79,657	27,245	52,412
Backlog	18,847	16,052	2,795	18,847	15,243	3,604
	$341,659	$153,457	$188,202	$316,454	$145,061	$171,393

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The gross carrying amount of intangibles increased approximately $25.2 million during the three months ended March 31, 2021 primarily due to business combinations. For more information, see Note 16, Business Combinations. Remaining estimated aggregate annual amortization expense is as follows (amounts, in thousands, are for the fiscal year ended):

Remainder of 2021	$25,886
2022	31,215
2023	27,778
2024	24,265
2025	18,860
Thereafter	60,198

NOTE 7 - LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2021	2020
Senior Notes due 2028, net of unamortized debt issuance costs of $4,081 and $4,230, respectively	$295,919	$295,770
Term loan, net of unamortized debt issuance costs of $1,260 and $1,343, respectively	198,740	198,657
Vehicle and equipment notes, maturing through March 2026; payable in various monthly installments, including interest rates ranging from 1.9% to 4.8%	68,821	67,493
Various notes payable, maturing through March 2025; payable in various monthly installments, including interest rates ranging from 1.0% to 5.0%	5,428	3,392
	568,908	565,312
Less: current maturities	(23,770)	(23,355)
Long-term debt, less current maturities	$545,138	$541,957

Remaining required repayments of debt principal, gross of unamortized debt issuance costs, as of March 31, 2021 are as follows (in thousands):

Remainder of 2021	$18,264
2022	23,154
2023	15,963
2024	10,095
2025	206,494
Thereafter	300,279

5.75% Senior Notes due 2028

In September 2019, we issued $300.0 million in aggregate principal amount of 5.75% senior unsecured notes (the “Senior Notes”). The Senior Notes will mature on February 1, 2028 and interest is payable semi-annually in cash in arrears on February 1 and August 1 each year until maturity. The indenture covering the Senior Notes contains restrictive covenants that, among other things, limit the ability of the Company and certain of our subsidiaries (subject to certain exceptions) to: (i) incur additional debt and issue preferred stock; (ii) pay dividends on, redeem or repurchase stock in an aggregate amount exceeding 2.0% of market capitalization per fiscal year, or in an aggregate amount exceeding certain applicable restricted payment baskets; (iii) prepay subordinated debt; (iv) create liens; (v) make specified types of investments; (vi) apply net proceeds from

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
certain asset sales; (vii) engage in transactions with affiliates; (viii) merge, consolidate or sell substantially all of our assets; and (ix) pay dividends and make other distributions from subsidiaries.

Credit Facilities

In December 2019, we amended and restated our $400.0 million, seven-year term loan facility due April 2025 (the “Term Loan”) under our credit agreement (the “Term Loan Agreement”), dated as of April 13, 2017 (as previously amended by the First Amendment thereto dated November 30, 2017 and by the Second Amendment thereto dated June 19, 2018). The amended Term Loan (i) effects a repricing of the interest rate applicable to the term loans thereunder from LIBOR plus 2.50% to LIBOR plus 2.25% and (ii) replaces Royal Bank of Canada with Bank of America, N.A. as the administrative agent and collateral agent thereunder. As of March 31, 2021, we had $198.7 million, net of unamortized debt issuance costs, due on our Term Loan. The amended Term Loan also has a margin of 1.25% in the case of base rate loans.

In September 2019, we entered into a new asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement provides for an asset-based lending credit facility (the “ABL Revolver”) of up to $200.0 million with a five-year maturity, which replaced the Company’s previous revolving credit facility. Borrowing availability under the ABL Revolver is based on a percentage of the value of certain assets securing the Company’s obligations and those of the subsidiary guarantors thereunder. In connection with the Amended and Restated Term Loan, we entered into a Second Amendment (the “Second Amendment”) to the ABL/Term Loan Intercreditor Agreement with Bank of America, N.A., as ABL Agent for the lenders under the ABL Credit Agreement, and Bank of America, N.A., as Term Loan Agent for the lenders under the Amended and Restated Term Loan. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of March 31, 2021 was $161.2 million.

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

Vehicle and Equipment Notes

We are party to a Master Loan and Security Agreement (“Master Loan and Security Agreement”), a Master Equipment Lease Agreement (“Master Equipment Agreement”) and one or more Master Loan Agreements (“Master Loan Agreements” and together with the Master Loan and Security Agreement and Master Equipment Agreement, the “Master Loan and Equipment Agreements”) with various lenders to provide financing for the purpose of purchasing or leasing vehicles and equipment used in

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
the normal course of business. Each financing arrangement under these agreements constitutes a separate note and obligation. Vehicles and equipment purchased or leased under each financing arrangement serve as collateral for the note applicable to such financing arrangement. Regular payments are due under each note for a period of typically 60 consecutive months after the incurrence of the obligation. The specific terms of each note are based on specific criteria, including the type of vehicle or equipment and the market interest rates at the time. No termination date applies to these agreements. As of March 31, 2021, approximately $56.3 million of the various loan agreements was available for purchases of equipment.

Total gross assets relating to our Master Loan and Equipment Agreements were $134.5 million and $132.2 million as of March 31, 2021 and December 31, 2020, respectively. The net book value of assets under these agreements was $66.5 million and $65.7 million as of March 31, 2021 and December 31, 2020, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 8 - LEASES
We lease various assets in the ordinary course of business as follows: warehouses to store our materials and perform staging activities for certain products we install, various office spaces for selling and administrative activities to support our business, and certain vehicles and equipment to facilitate our operations, including, but not limited to, trucks, forklifts and office equipment.

The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

(in thousands)	Classification	As of March 31, 2021	As of December 31, 2020
Assets
Non-Current
Operating	Operating lease right-of-use assets	$54,442	$53,766
Finance	Property and equipment, net	4,591	4,946
Total lease assets		$59,033	$58,712
Liabilities
Current
Operating	Current maturities of operating lease obligations	$19,210	$18,758
Financing	Current maturities of finance lease obligations	1,875	2,073
Non-Current
Operating	Operating lease obligations	34,618	34,413
Financing	Finance lease obligations	2,367	2,430
Total lease liabilities		$58,070	$57,674
Weighted-average remaining lease term:
Operating leases		4.0 years	4.1 years
Finance leases		2.6 years	2.6 years
Weighted-average discount rate:
Operating leases		3.56%	3.67%
Finance leases		5.11%	5.08%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Lease Costs

The table below presents certain information related to the lease costs for finance and operating leases:

		Three months ended March 31,
(in thousands)	Classification	2021	2020
Operating lease cost(1)	Administrative	$6,350	$5,572
Finance lease cost
Amortization of leased assets(2)	Cost of sales	792	965
Interest on finance lease obligations	Interest expense, net	55	73
Total lease costs		$7,197	$6,610

(1)Includes variable lease costs of $0.7 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively, and short-term lease costs of $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.
(2)Includes variable lease costs of $0.2 million for each of the three months ended March 31, 2021 and 2020.

Other Information

The table below presents supplemental cash flow information related to leases (in thousands):

	Three months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,324	$4,746
Operating cash flows for finance leases	55	73
Financing cash flows for finance leases	530	738

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Condensed Consolidated Balance Sheet as of March 31, 2021 (in thousands):

	Finance Leases	Operating Leases
		Related Party	Other	Total Operating
Remainder of 2021	$1,762	$754	$15,242	$15,996
2022	1,287	986	15,751	16,737
2023	926	534	10,490	11,024
2024	512	548	4,835	5,383
2025	144	561	2,649	3,210
Thereafter	9	526	5,131	5,657
Total minimum lease payments	4,640	$3,909	$54,098	58,007
Less: Amounts representing executory costs	(67)			—
Less: Amounts representing interest	(331)			(4,179)
Present value of future minimum lease payments	4,242			53,828
Less: Current obligation under leases	(1,875)			(19,210)
Long-term lease obligations	$2,367			$34,618

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During each of the three months ended March 31, 2021 and 2020, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.

Estimated Fair Value of Financial Instruments

Accounts receivable, accounts payable and accrued liabilities as of March 31, 2021 and December 31, 2020 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of certain long-term debt, including the Term Loan and ABL Revolver as of March 31, 2021 and December 31, 2020, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of our operating lease right-of-use assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of March 31, 2021 and December 31, 2020. All debt classifications represent Level 2 fair value measurements.

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

	As of March 31, 2021				As of December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$175,475	$175,475	$—	$—	$170,398	$170,398	$—	$—
Derivative financial instruments	18,075	—	18,075	—	5,130	—	5,130	—
Total financial assets	$193,550	$175,475	$18,075	$—	$175,528	$170,398	$5,130	$—
Financial liabilities:
Contingent consideration	$7,510	$—	$—	$7,510	$4,004	$—	$—	$4,004
Derivative financial instruments	482	—	482	—	324	—	324	—
Total financial liabilities	$7,992	$—	$482	$7,510	$4,328	$—	$324	$4,004

See Note 5, Investments, for more information on cash equivalents included in the table above. Also see Note 10, Derivatives and Hedging Activities, for more information on derivative financial instruments.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The change in fair value of the contingent consideration (a Level 3 input) was as follows (in thousands):

Contingent consideration liability - January 1, 2021	$4,004
Preliminary purchase price	4,000
Fair value adjustments	(200)
Accretion in value	561
Amounts cancelled	(36)
Amounts paid to sellers	(819)
Contingent consideration liability - March 31, 2021	$7,510

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

	As of March 31, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes(1)	$300,000	$313,287	$300,000	$320,013
(1)Excludes the impact of unamortized debt issuance costs.

See Note 7, Long-Term Debt, for more information on our Senior Notes.
NOTE 10 - DERIVATIVES AND HEDGING ACTIVITIES

Cash Flow Hedges of Interest Rate Risk

Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the three months ended March 31, 2021, we used interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of March 31, 2021, we have not posted any collateral related to these agreements.

In August 2020, we terminated our two existing interest rate swaps and our forward interest rate swap and simultaneously entered into a new forward interest rate swap beginning July 30, 2021. The unrealized loss included in accumulated other comprehensive income (loss) associated with the terminated swaps of $17.8 million at the time of termination will be amortized to interest expense over the course of the originally scheduled settlement dates of the terminated swaps. During the three months ended March 31, 2021, we amortized $0.8 million of the unrealized loss to interest expense, net. The new forward interest rate swap has a beginning notional amount of $200.0 million, a fixed rate of 0.51% and a maturity date of April 15, 2030. Upon commencement, this forward swap will serve to hedge substantially all of the variable cash flows on our Term Loan until its maturity and if extended. The assets and liabilities associated with the forward interest rate swap are included in other long-term assets and other current liabilities on the Condensed Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.

The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in other comprehensive income, net of tax on the Condensed Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets and subsequently reclassified

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
into earnings in the period that the hedged forecasted transaction affects earnings. We had no such changes during the three months ended March 31, 2021 or 2020.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt. Over the next twelve months, we estimate that an additional $3.7 million will be reclassified as an increase to interest expense, net.

LIBOR is used as a reference rate for our interest rate swap agreement we use to hedge our interest rate exposure. The Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced in March 2021 its intention to extend the publication of certain LIBOR settings, including the setting we use as a reference rate, to June 2023. In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848) and in January 2021, the FASB subsequently issued ASU 2021-01, Reference Rate Reform - Scope, which clarified the scope and application of the original guidance. The purpose of this guidance is to provide relief for impacted areas as it relates to impending reference rate reform. We elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.
NOTE 11 - STOCKHOLDERS’ EQUITY

As of March 31, 2021, we had a gain of $1.4 million and as of December 31, 2020, we had a loss of $8.8 million, respectively, in accumulated other comprehensive income (loss) on our Condensed Consolidated Balance Sheets. The gain as of March 31, 2021 represented the effective portion of the unrealized gain on our forward interest rate swap of $12.5 million, net of taxes, less the unrealized loss on our terminated interest rate swaps of $11.1 million, net of taxes. The loss as of December 31, 2020 represented the unrealized loss on our terminated interest rate swaps of $12.2 million, net of taxes, less the effective portion of the unrealized gain on our forward interest rate swap of $3.4 million, net of taxes. For additional information, see Note 10, Derivatives and Hedging Activities.

During the three months ended March 31, 2020, we repurchased approximately 443 thousand shares of our common stock with an aggregate price of approximately $15.8 million, or $35.59 average price per share. We did not repurchase any shares during the three months ended March 31, 2021. On February 22, 2021, our board of directors authorized an extension of our stock repurchase program through March 1, 2022 and concurrently authorized an increase in the total amount of our outstanding common stock we can purchase up to $100.0 million. As of March 31, 2021, we have $100.0 million remaining on our current stock repurchase program. The effect of these treasury shares reducing the number of common shares outstanding is reflected in our earnings per share calculation.

Dividends

During the three months ended March 31, 2021, we declared and paid the following cash dividend (amount declared and amount paid in thousands):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/23/2021	3/15/2021	3/31/2021	$0.30	$8,907	$8,786

The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of restricted stock awards and performance share awards, which accrue dividend equivalent rights that are paid when the award vests. The payment of future dividends will be at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, results of operations, contractual restrictions, legal requirements, and other factors deemed relevant by our board of directors. We did not declare or pay any cash dividends on our capital stock during the three months ended March 31, 2020.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12 - EMPLOYEE BENEFITS

Healthcare

We participate in multiple healthcare plans, the largest of which is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. Our healthcare benefit expense (net of employee contributions) was approximately $7.2 million and $7.0 million for the three months ended March 31, 2021 and 2020, respectively, for all plans. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $3.3 million and $3.1 million as of March 31, 2021 and December 31, 2020, respectively.

Workers’ Compensation

Workers’ compensation expense totaled $4.2 million and $4.4 million for the three months ended March 31, 2021 and 2020, respectively. Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2021	December 31, 2020
Included in other current liabilities	$6,876	$7,703
Included in other long-term liabilities	12,618	11,986
	$19,494	$19,689

We also had an insurance receivable for claims that exceeded the stop loss limit for fully insured policies included on the Condensed Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	March 31, 2021	December 31, 2020
Included in other non-current assets	$1,997	$1,854

Retirement Plans

We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. We recognized 401(k) plan expenses of $0.7 million and $0.6 million during the three months ended March 31, 2021 and 2020, respectively. These expenses are included in administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
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

Share-Based Compensation

Common Stock Awards

We periodically grant shares of our common stock to non-employee members of our board of directors and our employees. We did not grant any such shares in the three months ended March 31, 2021. During the three months ended March 31, 2020, we granted 316 shares of our common stock to a non-employee member of our board of directors. The stock will vest on the date of our 2021 annual meeting.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Employees – Performance-Based Stock Awards

During the three months ended March 31, 2021, we issued approximately 0.1 million shares of our common stock to certain officers, which vest in two equal installments on each of April 20, 2022 and April 20, 2023. In addition, during the three months ended March 31, 2021, we established, and our board of directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2022 contingent upon achievement of these targets.

In addition, there are long-term performance-based restricted stock awards to be issued to certain employees annually through 2022 contingent upon achievement of certain performance targets. These awards are accounted for as liability-based awards since they represent a predominantly-fixed monetary amount that will be settled with a variable number of common shares in the first quarter of 2022 and as such are included in other current liabilities on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2021 and 2020, we granted approximately five thousand and seven thousand shares of our common stock, respectively, all of which will vest in 2022.

Employees – Performance-Based Restricted Stock Units

During 2020, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2021 based upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares.

Share-Based Compensation Summary

Amounts and changes for each category of equity-based award were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Grant Date Fair Value Per Share	Awards	Weighted Average Grant Date Fair Value Per Share	Units	Weighted Average Grant Date Fair Value Per Share
Nonvested awards/units at December 31, 2020	231,280	$48.05	166,961	$59.97	13,273	$36.51
Granted	5,190	123.32	42,449	123.32	—	—
Forfeited/Cancelled	(274)	36.51	—	—	(99)	36.51
Nonvested awards/units at March 31, 2021	236,196	$49.72	209,410	$72.81	13,174	$36.51

The following table summarizes the share-based compensation expense recognized under our 2014 Omnibus Incentive Plan (in thousands):

	Three months ended March 31,
	2021	2020
Common Stock Awards	$1,120	$982
Non-Employee Common Stock Awards	102	33
Performance-Based Stock Awards	1,148	969
Liability Performance-Based Stock Awards	705	529
Performance-Based Restricted Stock Units	121	168
	$3,196	$2,681

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We recorded the following stock compensation expense by income statement category (in thousands):

	Three months ended March 31,
	2021	2020
Cost of sales	$62	$96
Selling	51	49
Administrative	3,083	2,536
	$3,196	$2,681

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

Unrecognized share-based compensation expense related to unvested awards was as follows (in thousands):

	As of March 31, 2021
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Common Stock Awards	$6,466	1.7 years
Performance-Based Stock Awards	8,397	2.1 years
Performance-Based Restricted Stock Units	20	0.1 years
Total unrecognized compensation expense related to unvested awards	$14,883

Total unrecognized compensation expense is subject to future adjustments for forfeitures. This expense is expected to be recognized over the remaining weighted-average period shown above on a straight-line basis except for the Performance-Based Stock Awards which uses the graded-vesting method. Shares forfeited are returned as treasury shares and available for future issuances.

As of March 31, 2021, approximately 1.9 million of the 3.0 million shares of common stock authorized for issuance were available for issuance under the 2014 Omnibus Incentive Plan.
NOTE 13 - INCOME TAXES

Our provision for income taxes as a percentage of pretax earnings is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.

During the three months ended March 31, 2021 and 2020, our effective tax rate was 26.2%. The rate for the three months ended March 31, 2021 was unfavorably impacted by certain expenses not being deductible for income tax reporting purposes, while the rate for the three months ended March 31, 2020 was unfavorably impacted by separate tax filing entities in a loss position for which a full valuation allowance is required, resulting in no tax benefit for recognized losses.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Sales	$278	$3,282
Purchases	392	607
Rent	306	272

We had a related party balance of approximately $0.5 million and $0.7 million included in accounts receivable on our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer was a member of our board of directors until his resignation from our board effective March 18, 2020, accounted for a significant portion of our related party sales during the three months ended March 31, 2020.
NOTE 15 - COMMITMENTS AND CONTINGENCIES

Accrued General Liability and Auto Insurance

Accrued general liability and auto insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2021	December 31, 2020
Included in other current liabilities	$4,901	$5,102
Included in other long-term liabilities	19,037	16,440
	$23,938	$21,542

We also had insurance receivables and indemnification assets included on the Condensed Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above. The amounts were as follows (in thousands):

	March 31, 2021	December 31, 2020
Insurance receivables and indemnification assets for claims under fully insured policies	$4,845	$4,400
Insurance receivables for claims that exceeded the stop loss limit	328	328
Total insurance receivables and indemnification assets included in other non-current assets	$5,173	$4,728

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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We have certain collateral requirements for our workers’ compensation and general liability insurance policies. We have a contractual commitment to increase these collateral requirements by $5.2 million which we expect to remit in the second quarter of 2021.

During the year ended December 31, 2018, we entered into an agreement with one of our suppliers to purchase a portion of the insulation materials we utilize across our business. This agreement is effective January 1, 2019 through December 31, 2021 with a purchase obligation of $14.9 million for 2021. For the three months ended March 31, 2021, we have satisfied $3.2 million of our purchase obligation under this agreement. In addition, the entity we acquired during the three months ended March 31, 2021 has an existing agreement with one of our suppliers to purchase a portion of the insulation materials it utilizes. This agreement is effective through December 31, 2021 with a total purchase obligation of $3.3 million. In addition to what this entity purchased prior to our acquisition on March 1, 2021, we purchased $0.3 million under this agreement during the three months ended March 31, 2021. See Note 16, Business Combinations, for more information on this acquisition.
NOTE 16 - BUSINESS COMBINATIONS

As part of our ongoing strategy to expand geographically and increase market share in certain markets, we completed one business combination during the three months ended March 31, 2021 and two business combinations during the three months ended March 31, 2020.

The largest of these acquisitions were I.W. International Insulation, Inc., dba Intermountain West Insulation (“Intermountain West”) in March 2021 and Royals Commercial Services, Inc. (“Royals”) in February 2020. Below is a summary of each significant acquisition by year, including revenue and net income (loss) since date of acquisition, shown for the year of acquisition. Where noted, “Other” represents acquisitions that were individually immaterial in that year. Net income (loss) includes amortization, taxes and interest allocations when appropriate.

For the three months ended March 31, 2021 (in thousands):

						Three months ended March 31, 2021
2021 Acquisition	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income
Intermountain West	3/1/2021	Share	$42,098	$5,959	$48,057	$3,608	$450

For the three months ended March 31, 2020 (in thousands):

						Three months ended March 31, 2020
2020 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Loss
Royals	2/29/2020	Asset	$7,590	$2,500	$10,090	$784	$(87)
Other	1/13/2020	Asset	911	70	981	226	(21)
			$8,501	$2,570	$11,071	$1,010	$(108)

Acquisition-related costs recorded within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to $1.2 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed. We do not expect to take any tax deductions for the goodwill associated with the 2021 business combination unless we decide to make an asset election in the future which would make a portion of the goodwill deductible for tax purposes.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in thousands):

	As of March 31, 2021	As of March 31, 2020
	Intermountain West	Royals	Other	Total
Estimated fair values:
Cash	$168	$—	$—	$—
Accounts receivable	5,122	2,848	—	2,848
Inventories	1,157	305	70	375
Other current assets	2,354	430	11	441
Property and equipment	796	598	118	716
Intangibles	25,200	3,930	582	4,512
Goodwill	25,141	3,015	206	3,221
Other non-current assets	264	58	8	66
Accounts payable and other current liabilities	(3,278)	(1,059)	(14)	(1,073)
Deferred income tax liabilities	(6,537)	—	—	—
Long-term debt	(2,036)	—	—	—
Other long-term liabilities	(294)	(35)	—	(35)
Fair value of assets acquired and purchase price	48,057	10,090	981	11,071
Less seller obligations	5,959	2,500	70	2,570
Cash paid	$42,098	$7,590	$911	$8,501

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

Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed, contingent consideration is settled and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Goodwill and intangibles per the above table may not agree to the total gross increases of these assets as shown in Note 6, Goodwill and Intangibles, during each of the three months ended March 31, 2021 and 2020 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added during the ordinary course of business.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Estimates of acquired intangible assets related to the acquisitions are as follows (in thousands):

	For the three months ended March 31,
	2021		2020
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$18,200	12	$2,611	8
Trademarks and tradenames	4,400	15	1,145	15
Non-competition agreements	2,600	5	227	5
Backlog	—	0	529	2

Pro Forma Information

The unaudited pro forma information for the combined results of the Company has been prepared as if the 2021 acquisitions had taken place on January 1, 2020 and the 2020 acquisitions had taken place on January 1, 2019. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2020 and 2019, respectively, and the unaudited pro forma information does not purport to be indicative of future financial operating results (in thousands, except per share data):

	Unaudited pro forma for the three months ended March 31,
	2021	2020
Net revenue	$443,217	$431,379
Net income	18,403	17,638
Basic net income per share	0.63	0.59
Diluted net income per share	0.62	0.59
Unaudited pro forma net income reflects additional intangible asset amortization expense of $0.4 million and $2.5 million for the three months ended March 31, 2021, and 2020, respectively, as well as additional income tax expense of $0.4 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively, that would have been recorded had the 2021 acquisitions taken place on January 1, 2020 and the 2020 acquisitions taken place on January 1, 2019.
NOTE 17 - INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method was 327 thousand and 209 thousand shares for the three months ended March 31, 2021 and 2020, respectively. Approximately 30 thousand and 5 thousand shares of potential common stock was not included in the calculation of diluted net income per common share for the three months ended March 31, 2021 and 2020, respectively, because the effect would have been anti-dilutive.
NOTE 18 - SUBSEQUENT EVENTS

On April 12, 2021, we acquired substantially all of the assets of Alert Insulation for total consideration of approximately $6.6 million and on April 19, 2021, we acquired substantially all of the assets of Alpine Construction Services, LLC for total consideration of approximately $8.3 million. The initial accounting for the business combinations was not complete at the time the financial statements were issued due to the timing of the acquisitions and the filing of this Quarterly Report on Form 10-Q. As a result, disclosures required under ASC 805-10-50, Business Combinations cannot be made at this time.

In addition, we recently announced that our board of directors declared a quarterly dividend, payable on June 30, 2021 to stockholders of record on June 15, 2021, at a rate of $0.30 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in “Item 1. Financial Statements” of this Form 10-Q, as well as our 2020 Form 10-K.

OVERVIEW
We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products, including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving, mirrors and other products throughout the United States. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects in all 48 continental states and the District of Columbia from our national network of over 190 branch locations. Substantially all of our net revenue comes from service-based installation of these products in the residential new construction, repair and remodel and commercial construction end markets. We believe our business is well positioned to continue to profitably grow over the long-term due to our strong balance sheet, liquidity and our continuing acquisition strategy. See “Key Factors Affecting Our Operating Results, COVID-19 Impacts” below for a discussion of short-term impacts to our business.

A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, consumer confidence, employment rates, housing inventory levels, foreclosure rates, the health of the economy and availability of mortgage financing. The strategic acquisitions of multiple companies over the last several years contributed meaningfully to our 10.0% increase in net revenue during the three months ended March 31, 2021 compared to 2020.

2021 First Quarter Highlights
Net revenue increased 10.0%, or $39.7 million to $437.1 million, while gross profit increased 7.9% to $125.4 million during the three months ended March 31, 2021 compared to 2020. We also generated approximately $37.6 million of cash from operating activities, and at March 31, 2021, we had $207.3 million of cash and cash equivalents. We have not drawn on our existing $200 million revolving line of credit. The increase in net revenue and gross profit was primarily driven by the contribution of our recent acquisitions, the 9.6% year-over-year growth in our residential end markets, and increased sales volume of complementary products. The increase in net revenue was in spite of historic February 2021 winter storms that led to lost production in the southern United States, especially Texas. The February winter storms also impacted the manufacturing capabilities at two of our large fiberglass insulation suppliers, disrupting our ability to source material and forcing us to buy through distributors and local retailers to meet customer demand. In addition, materials needed for spray foam applications were in short supply after the storms, as chemical processing facilities went offline. See "Net revenue, cost of sales and gross profit" below for further information about impacts from these weather events.

During the three months ended March 31, 2021, our single-family residential new construction market revenue grew 7.8% over the same period ended March 31, 2020. We experienced higher levels of growth in our repair and remodel end market and our multi-family end market. Our commercial end market experienced sales growth during this period as well, primarily due to acquisitions, but we experienced some project delays due to macroeconomic concerns surrounding the pandemic and the February storms, resulting in a decline in same branch sales within this market. These fluctuations are shown in further detail in the table below and impacts from COVID-19 and the weather events are discussed further in the sections that follow.

Key Measures of Performance
The following table shows key measures of performance we utilize to evaluate our results:

	Three months ended March 31,
	2021	2020
Period-over-period Growth
Sales Growth	10.0%	16.1%
Same Branch Sales Growth (1)	2.2%	12.1%

Single-Family Sales Growth (2)	7.8%	11.0%
Single-Family Same Branch Sales Growth (1)(2)	3.2%	5.9%

Multi-Family Sales Growth (3)	18.8%	34.9%
Multi-Family Same Branch Sales Growth (1)(3)	6.6%	34.1%

Residential Sales Growth (4)	9.6%	14.2%
Residential Same Branch Sales Growth (1)(4)	3.7%	9.7%

Commercial Sales Growth (5)	2.3%	26.4%
Commercial Same Branch Sales Growth (1)(5)	(14.5)%	24.0%

Same Branch Sales Growth (6)
Volume Growth (1)(7)	10.1%	(0.2)%
Price/Mix Growth (1)(8)	(6.1)%	12.1%
Large Commercial Same Branch Sales Growth(1)(9)	(13.1)%	14.1%

U.S. Housing Market (10)
Total Completions Growth	11.4%	(0.5)%
Single-Family Completions Growth (2)	14.1%	4.4%
Multi-Family Completions Growth (3)	4.2%	(11.7)%

(1)Same-branch basis represents period-over-period growth for branch locations owned greater than 12 months as of each financial statement date.
(2)Calculated based on period-over-period growth in the single-family subset of the residential new construction end market.
(3)Calculated based on period-over-period growth in the multi-family subset of the residential new construction end market.
(4)Calculated based on period-over-period growth in the residential new construction end market.
(5)Calculated based on period-over-period growth in the total commercial end market. Our commercial end market consists of large and light commercial projects.
(6)During the three months ended March 31, 2021, we changed the classification of one of our branches to the large commercial subset of the commercial end market, based on the type of work this branch performs. While this change is immaterial to the sales growth calculations, it affects comparability to the corresponding prior year metric as the change was made prospectively beginning January 1, 2021. We continually evaluate the branch classifications utilized in our sales growth metrics based on changes in our business and operations over time and future changes may occur to these classifications.
(7)Excludes the large commercial end market; calculated as period-over-period change in the number of completed same-branch residential new construction and repair and remodel jobs.
(8)Excludes the large commercial end market; defined as change in the mix of products sold and related pricing changes and calculated as the change in period-over-period average selling price per same-branch residential new construction and repair and remodel jobs multiplied by total current year jobs. The mix of end customer and product would have an impact on the year-over-year price per job.
(9)The large commercial end market, as a subset of our total commercial market, comprises certain of our branches working on projects constructed in steel and concrete, which are much larger than our average job. This market is excluded from the above same branch price/mix and volume growth metrics as to not skew the rates given the much larger per-job revenue compared to our average job.
(10)U.S. Census Bureau data, as revised.

We believe the revenue growth measures are important indicators of how our business is performing, however, we may rely on different metrics in the future. We also utilize gross profit percentage as shown in the following section to monitor our most significant variable costs and to evaluate labor efficiency and success at passing increasing costs of materials to customers.

Net revenue, cost of sales and gross profit
The components of gross profit were as follows (in thousands):

	Three months ended March 31,
	2021	Change	2020
Net revenue	$437,066	10.0%	$397,331
Cost of sales	311,639	10.9%	281,071
Gross profit	$125,427	7.9%	$116,260
Gross profit percentage	28.7%		29.3%

Net revenue increased during the three months ended March 31, 2021 compared to 2020 due primarily to acquisitions, the 9.6% year-over-year growth in our residential end market, and increased sales volume of complementary products. During the three months ended March 31, 2021, we believe our combined sales in all end markets, excluding the commercial end market, were not significantly affected by the COVID-19 pandemic. While the pandemic continues to impact our commercial business as evidenced by the 14.5% decline in same branch sales within this end market, we expect trends will improve later this year. See “Key Factors Affecting Our Operating Results, COVID-19 Impacts” below for further information. In addition, we believe year-to-date net revenue during the three months ended March 31, 2021 was impacted by temporary branch closures caused by the severe winter weather events in the southern United States, primarily Texas. We estimate net revenue during the first quarter of 2021 was reduced by a range of $3.0 million to $3.5 million due to these weather events. Lastly, our price/mix metric was negatively impacted during the quarter as we continue to experience a higher volume of insulation sales to production builders compared to the same period last year. This shift within the single-family end market impacted price/mix as the average insulation selling price for entry level production builder jobs is typically lower than a move-up or custom home builder.

As a percentage of net revenue, gross profit decreased during the three months ended March 31, 2021 compared to 2020 attributable primarily to higher material costs. The pandemic has resulted in supply constraints for some of the materials we install which in turn has resulted in increased pricing of some of these materials. In addition, the aforementioned winter storms disrupted our ability to source certain materials, forcing us to buy through distributors and local retailers to meet customer demand. Materials needed for spray foam applications were also in short supply after the storms, as chemical processing facilities went offline. We estimate gross profit was reduced during the first quarter of 2021 by a range of $1.0 million to $1.5 million due to the weather events, and we estimate the material supply shortages further impacted gross profit by approximately $2.0 million and affected our ability to complete installation work for certain customers during the quarter. Supply chain efficiencies have steadily improved during April and into May, relative to the first quarter of 2021, but we expect the supply chain to be tight over the remainder of the year for many of the materials and products used throughout our installation work.

Operating expenses
Operating expenses were as follows (in thousands):

	Three months ended March 31,
	2021		2020
Selling	$20,858	2.5%	$20,355
Percentage of total net revenue	4.8%		5.1%
Administrative	$65,077	8.1%	$60,195
Percentage of total net revenue	14.9%		15.1%
Amortization	$8,396	25.7%	$6,680
Percentage of total net revenue	1.9%		1.7%
Selling
The dollar increase in selling expenses for the three months ended March 31, 2021 was primarily driven by an increase in selling wages and commissions to support our increased net revenue of 10.0%. Selling expense as a percentage of sales decreased for the three months ended March 31, 2021 compared to 2020 primarily due to the additional loss reserves recorded as a result of adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) during the first quarter of 2020.
Administrative
The dollar increase in administrative expenses for the three months ended March 31, 2021 was primarily due to an increase in wages, benefits and facility costs attributable to both acquisitions and organic growth. Administrative expenses decreased as a percentage of sales for the three months ended March 31, 2021 compared to 2020 primarily due to the leverage gained on administrative wages from increased sales.
Amortization
The increase in amortization for the three months ended March 31, 2021 was attributable to the increase in finite-lived intangible assets recorded as a result of acquisitions.

Other expense, net
Other expense, net was as follows (in thousands):

	Three months ended March 31,
	2021	Change	2020
Interest expense, net	$7,574	2.9%	$7,358
Other	81	100.0%	—
Total other expense, net	$7,655		$7,358

The increase in interest expense, net during the three months ended March 31, 2021 compared to 2020 was primarily due to the amortization of our unrealized loss on our terminated interest rate swap derivatives. See Note 10, Derivatives and Hedging Activities, for more information.

Income tax provision
Income tax provision and effective tax rates were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Income tax provision	$6,150	$5,684
Effective tax rate	26.2%	26.2%

During the three months ended March 31, 2021, our effective tax rate was 26.2%. The rate for the three months ended March 31, 2021 was unfavorably impacted by certain expenses not being deductible for income tax reporting purposes, while the rate for the three months ended March 31, 2020 was unfavorably impacted by separate tax filing entities in a loss position for which a full valuation allowance is required, resulting in no tax benefit for recognized losses.

Other comprehensive income (loss), net of tax
Other comprehensive income (loss), net of tax was as follows (in thousands):

	Three months ended March 31,
	2021	2020
Net change on cash flow hedges, net of taxes	$10,157	$(5,608)

During the three months ended March 31, 2021, we recorded an unrealized gain of $9.6 million, net of tax, on our forward cash flow hedge due to favorable market conditions and also amortized $0.6 million, net of tax, of the remaining unrealized loss on our terminated cash flow hedges. The unrealized losses recorded during the three months ended March 31, 2020 on our now-terminated cash flow hedges were partially driven by market responses to the COVID-19 pandemic. For more information on our cash flow hedges, see “Liquidity and Capital Resources, Derivative Instruments” below.

KEY FACTORS AFFECTING OUR OPERATING RESULTS

Cost and availability of Materials
We typically purchase the materials that we install directly from manufacturers. The industry supply of these materials has experienced disruptions in the past. In 2021, the industry supply of some of the materials we install was disrupted due to the higher demand for materials and the supply chain issues caused by the weather events in the southern United States. especially Texas and the COVID-19 pandemic. This has forced us to buy materials at higher prices through distributors and local retailers to meet customer demand. The pandemic has also resulted in the need for some of our manufacturers to allocate materials across the industry which has affected the pricing and availability of those materials. Supply chain efficiencies have steadily improved during April and into May, relative to the first quarter of 2021, but we expect the supply chain to be tight over the remainder of the year for many of the materials and products used throughout our installation work.
In addition, we experience price increases from our suppliers from time to time. During the three months ended March 31, 2021, we saw increased pricing for fiberglass insulation materials and expect manufacturers to seek additional price increases during the year. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations in 2021, to the extent that price increases cannot be passed on to our customers. We will continue to work with our customers to adjust selling prices to offset higher costs as they occur. See “COVID-19 Impacts” below for a discussion of the short-term impacts of the current economic climate on the availability of the materials we install.

Cost of Labor
Our business is labor intensive and the majority of our employees work as installers on local construction sites. We expect to spend more to hire, train and retain installers to support our growing business in 2021, as tight labor availability continues within the construction industry. We offer a comprehensive benefits package, which many of our local competitors are not able to provide, which will increase costs as we hire additional personnel. Our workers’ compensation costs also continue to rise as we increase our coverage for additional personnel.

Despite temporary layoffs and furloughs driven by branch closures during portions of the first and second quarters of 2020 as a response to the effects of COVID-19, we experienced strong employee retention, turnover and labor efficiency rates in the year ended December 31, 2020, which continued into the three months ended March 31, 2021. We believe this is partially a result of various programs meant to benefit our employees, including our financial wellness plan, longevity stock compensation plan for employees and assistance from the Installed Building Products Foundation meant to benefit our employees, their families and their communities. While improved retention drives lower costs to recruit and train new employees, resulting in greater installer productivity, these improvements are somewhat offset by the additional costs of these incentives. See “COVID-19 Impacts” below for a discussion of the short-term impacts of the current economic climate on our workforce.

COVID-19 Impacts
In December 2019, a novel strain of coronavirus surfaced in Wuhan, China. Since then, the virus has spread globally, including to the United States. In response, the World Health Organization declared the situation a pandemic and the U.S. Secretary of Health and Human Services declared a public health emergency. The COVID-19 pandemic has caused significant volatility, uncertainty and economic disruption. Many public health organizations and international, federal, state and local governments implemented measures to combat the spread of COVID-19 during portions of 2020 with some of these restrictions still in place as of the date of filing of this Form 10-Q. Some of these measures include restrictions on movement such as quarantines, “stay-

at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. While portions of the economy have since reopened, there is still significant uncertainty surrounding the duration and scope of the pandemic, as well as its impact on the economy. We cannot predict if federal, state and local governments will implement additional restrictions, when restrictions currently in place will expire or whether restrictions currently in place will become more limiting.

While the COVID-19 pandemic and related events could have a negative effect on us in 2021, the full extent and scope of the impact on our business and industry, as well as national, regional and global markets and economies, depends on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic, additional government actions taken in response to the pandemic, the impact on construction activity and demand for homes (based on employment levels, consumer spending and consumer confidence). Most economic forecasts show the U.S. housing market outlook as positive for 2021, with total housing starts forecast as higher than 2020. As evidence of this trend, total U.S. housing market completions were up 11.4% during the three months ended March 31, 2021 compared to the same period of the prior year. In addition, housing starts increased 10.2% in the first quarter of 2021 compared to 2020, respectively, which highlights the continued recovery in housing demand that should serve to help offset prolonged impacts of the pandemic already experienced. In the commercial sector, we have experienced some impact to our commercial business, mainly in the form of project start delays and inefficiencies due to social distancing requirements in some areas. In the future, certain large-scale infrastructure programs may be at risk if the need for such structures decline, project funding declines or as consumer behaviors change in the wake of COVID-19 disruptions to the economy and changes to our general ways of life. For example, reduced demand for office buildings and/or educational facilities, decreased airport traffic, or decreased usage of sports arenas or similar commercial structures could impact our commercial end market.

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

We continue to evaluate the nature and extent of the COVID-19 pandemic’s impact on our financial condition, results of operations and cash flows. Other than branches that serve states where construction was not deemed “essential” during portions of 2020, we have experienced limited business disruptions to date and therefore have not needed to implement significant continuity measures and have not incurred significant related expenditures. Assuming a significant number of additional states or markets in which we operate do not reverse their current positions about construction being an “essential” business, we do not anticipate having to implement any additional measures in the future.

Our corporate office is fully operational even though many employees are working remotely. As such, we have made no modifications to internal controls over financial reporting and have confidence controls are operating as designed. We have enhanced our efforts to mitigate cyber threats and phishing, given the number of employees working remotely. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact of their design and operating effectiveness.

We expect some impact from the pandemic to our earnings, financial position and cash flows in 2021, however there is much uncertainty surrounding the estimated magnitude of these impacts. We estimate limited impact to our Consolidated Balance Sheets other than a potential reduction in working capital due to the possibility of reduced net revenue and net income. Trade accounts receivable may also be reduced somewhat by lower net revenue and a higher allowance for credit losses due to enhanced risk of uncollectibility from some customers, although we have not seen a significant impact to date. We anticipate revenue and net income may be negatively impacted in 2021 due to supply constraints and/or material price increases. While our cash from operations may decline over recent performance due to a decrease in expected net income driven by lower net revenue, we do not anticipate any issues meeting debt obligations or making timely payments to vendors given our strong liquidity and large cash reserves. See "Liquidity and Capital Resources" below for further information. Given the continued uncertainty created by the COVID-19 pandemic and its potential effects, it is not possible to estimate the full, adverse impact to our future 2021 sales or other financial results at this time.

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

In addition, we were adhering to the Families First Coronavirus Response Act which required employers to provide their employees with paid sick leave and extended family and medical leave for specified reasons related to COVID-19. Qualifying reasons for leave related to COVID-19 include when an employee is quarantined, is experiencing COVID-19 symptoms and is seeking a medical diagnosis, is being advised by a healthcare provider to self-quarantine, is caring for an individual subject to a quarantine order or self-quarantine situation, is caring for a child whose school or place of care is closed, or is experiencing any other substantially similar condition specified by the U.S. Department of Health and Human Services. These provisions were in effect until December 31, 2020.
LIQUIDITY AND CAPITAL RESOURCES
Our capital resources primarily consist of cash from operations and borrowings under our various debt agreements and capital equipment leases and loans. Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and to meet required principal and interest payments. We may also use our resources to fund our optional stock repurchase program and recently announced quarterly dividend program. As discussed above, our cash reserves may also be used to fund payroll and other short-term requirements if our business is affected significantly by COVID-19. As of March 31, 2021, we had no outstanding borrowings under our asset-based lending credit facility (as defined below).

We believe that our cash flows from operations, combined with our current cash levels and borrowing availability, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months as evidenced by our net positive cash flows from operating activities for each of the three months ended March 31, 2021 and 2020. We believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions.

While the general economic environment within the United States and most markets around the world have been significantly impacted by the spread of COVID-19, prompting governmental and health agencies to issue unprecedented orders to close businesses not deemed “essential” during portions of 2021 and 2020, we believe we have robust capital resources at our immediate disposal to meet our needs. We have cash and cash equivalents of $207.3 million as of March 31, 2021 as well as access to $200.0 million under our ABL Revolver, less $38.8 million of outstanding letters of credit. This amount available to us is based on eligible collateral, which may be reduced over time. While our cash from operations could decline later in 2021 due to COVID-19 impacts as described above, we believe it will remain at a level to fund our operations and not require us to draw on our ABL Revolver. However, as necessary or desirable, we may adjust or amend the terms of our credit facilities. With the uncertainty surrounding COVID-19, our ability to engage in such transactions may be constrained by volatile credit market conditions. See Part I, Item 1A, Risk Factors, from our most recent Form 10-K for more information on the potential impacts from the COVID-19 pandemic and resulting economic strain.

LIBOR is used as a reference rate for our Term Loan, as hereinafter defined, and our interest rate swap agreement we use to hedge our interest rate exposure. In 2017, the Financial Conduct Authority (“FCA”), the authority that regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. The Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced in March 2021 its intention to extend the publication of certain LIBOR settings, including the setting we use as a reference rate, to June 2023. Our Term Loan Agreement, interest rate swap agreement and ABL Credit Agreement include a provision related to the potential discontinuance of LIBOR to be replaced with one or more Secured Overnight Financing Rate (SOFR) values or another alternate benchmark rate. However, if LIBOR ceases to exist after 2023, the interest rates under the alternative rate could be higher than LIBOR. In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848) and in January 2021, the FASB subsequently issued ASU 2021-01, Reference Rate Reform - Scope, which clarified the scope and application of the original guidance. The purpose of this guidance is to provide relief for impacted areas as it relates to impending reference rate reform. We elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

The following table summarizes our liquidity (in thousands):

	As of March 31, 2021	As of December 31, 2020
Cash and cash equivalents	$207,343	$231,520
ABL Revolver	200,000	200,000
Less: outstanding letters of credit	(38,772)	(38,772)
Total liquidity(1)	$368,571	$392,748

(1)Total liquidity reflects full borrowing base capacity under our asset-based lending credit facility (as defined below) and may be limited by certain cash collateral limitations depending upon the status of our borrowing base availability. These potential deductions would lower our available cash and cash equivalents balance shown in the table above. As of March 31, 2021, total liquidity would be reduced by $10.8 million due to these cash collateral limitations. In addition, total liquidity is further reduced by $5.3 million within cash and cash equivalents above which was deposited into a trust to serve as additional collateral for our workers’ compensation and general liability policies. This amount can be converted to a letter of credit at our discretion and would reduce the availability on our asset-based lending credit facility (as defined below) included in the table above. We have additional collateral requirements of $5.2 million that we expect to remit in the second quarter of 2021.

Debt

5.75% Senior Notes due 2028

In September 2019, we issued $300.0 million in aggregate principal amount of 5.75% senior unsecured notes (the “Senior Notes”). The Senior Notes will mature on February 1, 2028 and interest is payable semi-annually in cash in arrears on February 1 and August 1 of each year until maturity. The indenture covering the Senior Notes contains restrictive covenants that, among other things, limit the ability of the Company and certain of our subsidiaries (subject to certain exceptions) to: (i) incur additional debt and issue preferred stock; (ii) pay dividends on, redeem or repurchase stock in an aggregate amount exceeding 2.0% of market capitalization per fiscal year, or in an aggregate amount exceeding certain applicable restricted payment baskets; (iii) prepay subordinated debt; (iv) create liens; (v) make specified types of investments; (vi) apply net proceeds from certain asset sales; (vii) engage in transactions with affiliates; (viii) merge, consolidate or sell substantially all of our assets; and (ix) pay dividends and make other distributions from subsidiaries.

Credit Facilities

In December 2019, we amended and restated our $400.0 million, seven-year term loan facility due April 30, 2025 (the “Term Loan”) under our credit agreement (the “Term Loan Agreement”), dated as of April 13, 2017 (as previously amended by the First Amendment thereto dated November 30, 2017 and by the Second Amendment thereto dated June 19, 2018). The amended Term Loan (i) effects a repricing of the interest rate applicable to the term loans thereunder from LIBOR plus 2.50% to LIBOR plus 2.25% and (ii) replaces Royal Bank of Canada with Bank of America, N.A. as the administrative agent and collateral agent thereunder. As of March 31, 2021, we had $198.7 million, net of unamortized debt issuance costs, due on our Term Loan. The amended Term Loan also has a margin of 1.25% in the case of base rate loans.

In September 2019, we entered into a new asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement provides for an asset-based lending credit facility (the “ABL Revolver”) of up to $200.0 million with a five-year maturity, which replaced the Company’s previous revolving credit facility. Borrowing availability under the ABL Revolver is based on a percentage of the value of certain assets securing the Company’s obligations and those of the subsidiary guarantors thereunder. In connection with the Amended and Restated Term Loan, we entered into a Second Amendment to the ABL/Term Loan Intercreditor Agreement with Bank of America, N.A., as ABL Agent for the lenders under the ABL Credit Agreement, and Bank of America, N.A., as Term Loan Agent for the lenders under the Amended and Restated Term Loan. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of March 31, 2021 was $161.2 million.

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

At March 31, 2021, we were in compliance with all applicable covenants under the Term Loan Agreement, ABL Credit Agreement and the Senior Notes and we currently do not expect any covenant violations due to the impacts of COVID-19.

Derivative Instruments

In August 2020, we terminated our two existing interest rate swaps and our forward interest rate swap and simultaneously entered into a new forward interest rate swap beginning July 30, 2021. The unrealized loss included in accumulated other comprehensive loss associated with the terminated swaps of $17.8 million at the time of termination will be amortized to interest expense over the course of the originally scheduled settlement dates of the terminated swaps. During the three months ended March 31, 2021, we amortized $0.8 million of the unrealized loss to interest expense, net. The new forward interest rate swap has a beginning notional amount of $200.0 million, a fixed rate of 0.51% and a maturity date of April 15, 2030. Upon commencement, this forward swap will serve to hedge substantially all of the variable cash flows on our Term Loan until its maturity and if extended. The assets and liabilities associated with the forward interest rate swap are included in other long-term assets and other current liabilities on the Condensed Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.

Vehicle and Equipment Notes

We have financing loan agreements with various lenders to provide financing for the purpose of purchasing or leasing vehicles and equipment used in the normal course of business. Vehicles and equipment purchased or leased under each financing arrangement serve as collateral for the note applicable to such financing arrangement. Regular payments are due under each note for a period of typically 60 consecutive months after the incurrence of the obligation. As of March 31, 2021, we had $68.8 million due on these various loan agreements and approximately $56.3 million of remaining availability for purchases of equipment.

Total gross assets relating to our Master Loan and Equipment Agreements were $134.5 million and $132.2 million as of March 31, 2021 and December 31, 2020, respectively. The net book value of assets under these agreements was $66.5 million and $65.7 million as of March 31, 2021 and December 31, 2020, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income. See Note 7, Long-term Debt, for more information regarding our Master Loan and Security Agreement, Master Equipment Agreement and Master Loan Agreements.

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
The following table summarizes our outstanding bonds, letters of credit and cash-collateral (in thousands):

As of March 31, 2021
Performance bonds	$36,014
Insurance letters of credit and cash collateral	45,216
Permit and license bonds	8,122
Total bonds and letters of credit	$89,352

We posted $5.3 million into a trust in 2020 to serve as additional collateral for our workers’ compensation and general liability policies. This collateral can be converted to a letter of credit at our discretion and is therefore not considered to be restricted cash.

Historical cash flow information

Cash flows from operating activities
Net cash provided by operating activities was $37.6 million and $35.9 million for three months ended March 31, 2021 and 2020, respectively. Generally, the primary driver of our cash flows from operating activities is operating income adjusted for certain noncash items, offset by cash payments for taxes and interest on our outstanding debt. Our cash flows from operations can be impacted by the timing of our cash collections on sales and collection of retainage amounts. During the three months ended March 31, 2021, we saw an increase in cash from operations primarily due to higher net income from improved results as described above.

Historically, cash flows tend to be seasonally stronger in the third and fourth quarters as a result of increased construction activity. However, we may see a reduction in cash inflows in future quarters depending on pandemic impacts on housing starts and commercial projects. See “Key Factors Affecting Our Operating Results, COVID-19 Impacts” above for further information on short-term impacts to our cash from operations.

Cash flows from investing activities
Business Combinations. During the three months ended March 31, 2021 and 2020, we made cash payments of $41.9 million and $8.5 million, respectively, on various business combinations. The amount of cash paid is dependent on various factors, including the size and determined value of the business being acquired. See Note 16, Business Combinations, for more information regarding our acquisitions in 2021 and 2020.

Capital Expenditures. Total cash paid for property and equipment was $10.8 million and $9.9 million for the three months ended March 31, 2021 and 2020, respectively, and was primarily related to purchases of vehicles and various equipment to support our growing operations. We expect to continue to support any increases in future net revenue through further capital expenditures. A majority of these capital expenditures were subsequently reimbursed via various vehicle and equipment notes payable, with related cash inflows shown in cash flows from financing activities.

Other. During the three months ended March 31, 2020, we invested $0.8 million in short-term investments consisting primarily of corporate bonds and commercial paper and had $12.3 million in short-term investments mature. We have temporarily discontinued investment purchases due to the relatively low returns provided from current interest rates associated with traditional investments, but may resume such activity in the future.

Cash flows from financing activities
We utilize our credit facilities and Senior Notes to support our operations and continuing acquisitions as well as fund our discretionary stock repurchase program and pay dividends. The largest cash outflow from financing activities during the three months ended March 31, 2021 was payment of our first quarterly dividend of $8.8 million. During the three months ended March 31, 2021 and 2020, we received proceeds of $7.8 million and $7.1 million, respectively, from our fixed asset loans which serve to offset a significant portion of the capital expenditures included in cash outflows from investing activities as described above. We made payments on these fixed asset loans and various other notes payable of $6.5 million and $6.7 million during the three months ended March 31, 2021 and 2020, respectively. We also made $0.5 million and $0.7 million in principal payments on our finance leases and paid $1.4 million and $2.4 million of acquisition-related obligations during the three months ended March 31, 2021 and 2020, respectively. Lastly, we paid $15.8 million to repurchase 443 thousand shares of our common stock during the three months ended March 31, 2020. We did not repurchase any shares of our common stock during the three months ended March 31, 2021.

Contractual Obligations
We had no significant changes to our obligations during the three months ended March 31, 2021.

Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates from those previously disclosed in our 2020 Form 10-K.

Recently Adopted Accounting Pronouncements

Standard	Adoption
ASU 2021-01, Reference Rate Reform (Topic 848):Scope
This pronouncement clarifies the scope and application of ASU 2020-04, "Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)." We continue to evaluate the impact of Topic 848 and may apply other elections as applicable as additional changes in the market occur.

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market and the commercial market, industry conditions, our financial and business model, payments of dividends, the impact of COVID-19 on our business and end markets, the demand for our services and product offerings, trends in the commercial business, expansion of our national footprint and end markets, diversification of our products, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability, our efforts to navigate the material pricing environment, our ability to increase selling prices, our material and labor costs, supply chain constraints, the impact of COVID-19 on our financial results and expectations for demand for our services and our earnings in 2021. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, the duration, effect and severity of the COVID-19 crisis; the adverse impact of the COVID-19 crisis on our business and financial results, the economy and the markets we serve; general economic and industry conditions; the material price and supply environment; the timing of increases in our selling prices and the factors discussed in the “Risk Factors” section of our 2020 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, as the same may be updated from time to time in our subsequent filings with the SEC. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of March 31, 2021, we had $198.7 million outstanding on the Term Loan, net of unamortized debt issuance costs, no outstanding borrowings on the ABL Revolver and no outstanding borrowings under finance leases subject to variable interest rates. Our interest rate swap is a forward rate swap that begins July 30, 2021 and does not reduce exposure to market risks on our Term Loan as of March 31, 2021. As a result, total variable rate debt of $200.0 million was exposed to market risks as of March 31, 2021 through the effective date of the forward rate swap. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $2.0 million. Our Senior Notes accrued interest at a fixed rate of 5.75%.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

LIBOR is used as a reference rate for our Term Loan and our interest rate swap agreement we use to hedge our interest rate exposure. In 2017, the FCA announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. The Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced in March 2021 its intention to extend the publication of certain LIBOR settings, including the setting we use as a reference rate, to June 2023. Our Term Loan Agreement, interest rate swap agreement and ABL Credit Agreement include a provision related to the potential discontinuance of LIBOR to be replaced with one or more Secured Overnight Financing Rate (SOFR) values or another alternate benchmark rate. However, if LIBOR ceases to exist after 2023, the interest rates under the alternative rate could be higher than LIBOR. In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848) and in January 2021, the FASB subsequently issued ASU 2021-01, Reference Rate Reform - Scope, which clarified the scope and application of the original guidance. The purpose of this guidance is to provide relief for impacted areas as it relates to impending reference rate reform. We elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of the employees at our corporate office are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

See Part I, Item 1. Financial Statements, Note 15, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.
Item 1A. Risk Factors

As of the date of this report, there have been no material changes for the three months ended March 31, 2021 from the risk factors as disclosed in our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the stock repurchase activity for the three months ended March 31, 2021:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1 - 31, 2021	—	$—	—	—
February 1 - 28, 2021	—	—	—	—
March 1 - 31, 2021	—	—	—	—
	—	$—	—	$100.0	million

(1)On February 26, 2018, our board of directors authorized a $50 million stock repurchase program effective March 2, 2018 and on October 31, 2018, our board of directors approved an additional stock repurchase program, effective November 6, 2018, pursuant to which we may purchase up to an additional $100 million of our outstanding common stock. On February 20, 2020, our board of directors approved extending the current stock repurchase program to March 1, 2021. On February 22, 2021, our board of directors authorized an extension of our stock repurchase program through March 1, 2022 and concurrently authorized an increase in the total amount of our outstanding common stock we can purchase up to $100.0 million. As a result of this extension, we have $100.0 million remaining on our stock repurchase program as of the date of filing of this Form 10-Q. For further information about our stock repurchase program, see Note 11, Stockholder's Equity. We did not repurchase any shares under our stock repurchase program during the three months ended March 31, 2021.
Item 3. Defaults Upon Senior Securities

There have been no material defaults in senior securities.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

(a)(3) Exhibits

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1*#	Amended and Restated Employment Agreement, dated as of April 15, 2021, by and between Installed Building Products, Inc. and Jeffrey W. Edwards.

10.2*#	Form of Amended and Restated Indemnification Agreement for directors and officers.

31.1*	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial statements from the Company's Annual Report on Form 10-Q for the period ended March 31, 2021, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Submitted electronically with the report.
#    Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2021

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer