Form 10-Q
period 2021-06-30
Installed Building Products, Inc.
filed 2021-08-05
CIK 1580905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
On July 29, 2021, the registrant had 29,701,382 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$203,911	$231,520
Accounts receivable (less allowance for credit losses of $8,291 and $8,789 at June 30, 2021 and December 31, 2020, respectively)	283,304	266,566
Inventories	99,482	77,179
Prepaid expenses and other current assets	49,308	48,678
Total current assets	636,005	623,943
Property and equipment, net	105,734	104,022
Operating lease right-of-use assets	60,310	53,766
Goodwill	249,982	216,870
Customer relationships, net	124,567	108,504
Other intangibles, net	70,345	62,889
Other non-current assets	26,678	17,682
Total assets	$1,273,621	$1,187,676
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$24,275	$23,355
Current maturities of operating lease obligations	20,489	18,758
Current maturities of finance lease obligations	1,822	2,073
Accounts payable	108,164	101,462
Accrued compensation	53,415	45,876
Other current liabilities	55,850	44,951
Total current liabilities	264,015	236,475
Long-term debt	543,592	541,957
Operating lease obligations	39,188	34,413
Finance lease obligations	2,756	2,430
Deferred income taxes	8,581	35
Other long-term liabilities	52,949	53,184
Total liabilities	911,081	868,494
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 33,264,517 and 33,141,879 issued and 29,701,575 and 29,623,272 shares outstanding at June 30, 2021 and December 31, 2020, respectively	333	331
Additional paid in capital	205,597	199,847
Retained earnings	306,107	269,420
Treasury stock; at cost: 3,562,942 and 3,518,607 shares at June 30, 2021 and December 31, 2020, respectively	(147,204)	(141,653)
Accumulated other comprehensive loss	(2,293)	(8,763)
Total stockholders’ equity	362,540	319,182
Total liabilities and stockholders’ equity	$1,273,621	$1,187,676

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net revenue	$488,098	$393,939	$925,164	$791,270
Cost of sales	336,212	266,800	647,851	547,871
Gross profit	151,886	127,139	277,313	243,399
Operating expenses
Selling	22,631	19,011	43,489	39,366
Administrative	66,474	59,060	131,551	119,255
Amortization	9,178	6,724	17,574	13,404
Operating income	53,603	42,344	84,699	71,374
Other expense, net
Interest expense, net	7,520	7,757	15,094	15,115
Other (income) expense	(92)	129	(11)	129
Income before income taxes	46,175	34,458	69,616	56,130
Income tax provision	8,962	9,121	15,112	14,805
Net income	$37,213	$25,337	$54,504	$41,325
Other comprehensive (loss) income, net of tax:
Net change on cash flow hedges, net of tax benefit (provision) of $1,244 and $51 for the three months ended June 30, 2021 and 2020, respectively, and $(2,184) and $1,990 for the six months ended June 30, 2021 and 2020, respectively	(3,687)	(150)	6,470	(5,758)
Comprehensive income	$33,526	$25,187	$60,974	$35,567
Basic net income per share	$1.27	$0.86	$1.86	$1.40
Diluted net income per share	$1.26	$0.86	$1.84	$1.39
Weighted average shares outstanding:
Basic	29,374,801	29,447,121	29,330,910	29,584,782
Diluted	29,609,744	29,584,167	29,612,101	29,757,560

Cash dividends declared per share	$0.30	$—	$0.60	$—

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2021
(in thousands, except share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - April 1, 2020	32,961,777	$330	$192,564	$188,169	(3,299,465)	$(122,515)	$(12,751)	$245,797
Net income				25,337				25,337
Issuance of common stock awards to employees	156,405	1	(1)					—
Surrender of common stock awards					(25,584)	(973)		(973)
Share-based compensation expense			2,633					2,633
Share-based compensation issued to directors	6,055		92					92
Other comprehensive loss, net of tax							(150)	(150)
BALANCE - June 30, 2020	33,124,237	$331	$195,288	$213,506	(3,325,049)	$(123,488)	$(12,901)	$272,736

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - April 1, 2021	33,208,082	$331	$202,662	$277,804	(3,518,881)	$(141,653)	$1,394	$340,538
Net income				37,213				37,213
Issuance of common stock awards to employees	52,205	2	(2)					—
Surrender of common stock awards					(44,061)	(5,551)		(5,551)
Share-based compensation expense			2,826					2,826
Share-based compensation issued to directors	4,230		111					111
Dividends Declared ($0.30 per share)				(8,910)				(8,910)
Other comprehensive loss, net of tax							(3,687)	(3,687)
BALANCE - June 30, 2021	33,264,517	$333	$205,597	$306,107	(3,562,942)	$(147,204)	$(2,293)	$362,540

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2021
(in thousands, except share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2020	32,871,504	$329	$190,230	$173,371	(2,855,164)	$(106,756)	$(7,143)	$250,031
Net income				41,325				41,325
Cumulative effect of accounting changes, net of tax				(1,190)				(1,190)
Issuance of common stock awards to employees	246,362	2	(2)					—
Surrender of common stock awards					(27,343)	(973)		(973)
Share-based compensation expense			4,935					4,935
Share-based compensation issued to directors	6,371		125					125
Common stock repurchase					(442,542)	(15,759)		(15,759)
Other comprehensive loss, net of tax							(5,758)	(5,758)
BALANCE - June 30, 2020	33,124,237	$331	$195,288	$213,506	(3,325,049)	$(123,488)	$(12,901)	$272,736

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2021	33,141,879	$331	$199,847	$269,420	(3,518,607)	$(141,653)	$(8,763)	$319,182
Net income				54,504				54,504
Issuance of common stock awards to employees	118,408	2	(2)					—
Surrender of common stock awards					(44,335)	(5,551)		(5,551)
Share-based compensation expense			5,539					5,539
Share-based compensation issued to directors	4,230		213					213
Dividends declared ($0.60 per share)				(17,817)				(17,817)
Other comprehensive income, net of tax							6,470	6,470
BALANCE - June 30, 2021	33,264,517	$333	$205,597	$306,107	(3,562,942)	$(147,204)	$(2,293)	$362,540

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$54,504	$41,325
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	21,570	20,623
Amortization of operating lease right-of-use assets	10,549	8,545
Amortization of intangibles	17,574	13,404
Amortization of deferred financing costs and debt discount	663	670
Provision for credit losses	102	2,668
Gain on sale of property and equipment	(560)	(144)
Noncash stock compensation	6,693	5,415
Deferred income taxes	—	(1,679)
Amortization of terminated interest rate swap	1,602	—
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(3,953)	(3,158)
Inventories	(19,973)	6,072
Other assets	(1,225)	9,351
Accounts payable	3,724	(18,504)
Income taxes receivable/payable	(297)	16,015
Other liabilities	(7,538)	4,922
Net cash provided by operating activities	83,435	105,525
Cash flows from investing activities
Purchases of investments	—	(776)
Maturities of short term investments	—	22,050
Purchases of property and equipment	(20,278)	(16,345)
Acquisitions of businesses, net of cash acquired of $168 and $0 in 2021 and 2020, respectively	(67,715)	(12,625)
Proceeds from sale of property and equipment	1,112	314
Other	(5)	(1,340)
Net cash used in investing activities	(86,886)	(8,722)
Cash flows from financing activities
Proceeds from vehicle and equipment notes payable	15,103	12,768
Debt issuance costs	—	(157)
Principal payments on long-term debt	(13,012)	(13,205)
Principal payments on finance lease obligations	(1,041)	(1,392)
Dividends paid	(17,607)	—
Acquisition-related obligations	(2,050)	(3,486)
Repurchase of common stock	—	(15,759)
Surrender of common stock awards by employees	(5,551)	(973)
Net cash used in financing activities	(24,158)	(22,204)
Net change in cash and cash equivalents	(27,609)	74,599
Cash and cash equivalents at beginning of period	231,520	177,889
Cash and cash equivalents at end of period	$203,911	$252,488
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$12,899	$13,006
Income taxes, net of refunds	15,288	476
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease obligations	16,967	10,229
Release of indemnification of acquisition-related debt	2,036	—
Property and equipment obtained in exchange for finance lease obligations	1,134	600
Seller obligations in connection with acquisition of businesses	12,954	4,037
Unpaid purchases of property and equipment included in accounts payable	886	1,981

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

The COVID-19 pandemic ("COVID-19") has caused significant volatility, uncertainty and economic disruption. Many public health organizations and international, federal, state and local governments implemented measures to combat the spread of COVID-19 during portions of 2020 and 2021 with some of these restrictions still in place as of the date of filing of this Quarterly Report on Form 10-Q. Some of these measures include restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. We do not believe the various orders and restrictions significantly impacted our business in the first six months of 2021. However, COVID-19 has caused disruptions in the building products supply chain, impacting our ability to purchase certain materials we install through typical channels. The extent to which COVID-19 will impact our future operations, customers, suppliers, employees and financial results is uncertain. The future impact on our financial results will depend on numerous factors including government actions and the resulting impact on construction activity, the effect on our customers’ demand for our services, the effects on our supply chain for materials, and the ability of our customers to pay for our services.
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

Our interim operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected in future operating quarters.

Note 2 to the audited consolidated financial statements in our 2020 Form 10-K describes the significant accounting policies and estimates used in preparation of the audited consolidated financial statements. Other than the recently implemented accounting policies described below, there have been no changes to our significant accounting policies during the three or six months ended June 30, 2021.

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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We disaggregate our revenue from contracts with customers by end market and product, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenues disaggregated by end market and product (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
Residential new construction	$373,883	77%	$298,321	76%	$705,069	76%	$596,661	75%
Repair and remodel	30,776	6%	23,034	6%	59,636	7%	47,077	6%
Commercial	83,439	17%	72,584	18%	160,459	17%	147,532	19%
Net revenues	$488,098	100%	$393,939	100%	$925,164	100%	$791,270	100%

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
Insulation	$313,365	64%	$251,052	64%	$596,820	65%	$510,753	64%
Waterproofing	34,264	7%	28,078	7%	64,213	7%	56,583	7%
Shower doors, shelving and mirrors	34,986	7%	28,902	7%	66,419	7%	55,917	7%
Garage doors	26,044	5%	21,667	6%	50,483	5%	44,654	6%
Rain gutters	21,460	4%	13,071	3%	40,464	4%	24,647	3%
Fireproofing/firestopping(1)	13,036	3%	13,537	3%	25,472	3%	25,279	3%
Window blinds	12,667	3%	11,554	3%	24,201	3%	22,485	3%
Other building products	32,276	7%	26,078	7%	57,092	6%	50,952	7%
Net revenues	$488,098	100%	$393,939	100%	$925,164	100%	$791,270	100%

(1)Combined with "Other building products" in previous years.

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

Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in thousands):

	June 30, 2021	December 31, 2020
Contract assets	$28,370	$24,334
Contract liabilities	(10,305)	(8,965)

Uncompleted contracts were as follows (in thousands):

	June 30, 2021	December 31, 2020
Costs incurred on uncompleted contracts	$216,067	$169,544
Estimated earnings	107,440	90,737
Total	323,507	260,281
Less: Billings to date	299,878	240,665
Net under billings	$23,629	$19,616

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net under billings were as follows (in thousands):

	June 30, 2021	December 31, 2020
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$28,370	$24,334
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(4,741)	(4,718)
Net under billings	$23,629	$19,616

The difference between contract assets and contract liabilities as of June 30, 2021 compared to December 31, 2020 is primarily the result of timing differences between our performance of obligations under contracts and customer payments. During the three and six months ended June 30, 2021, we recognized $0.9 million and $8.5 million of revenue that was included in the contract liability balance at December 31, 2020. We did not recognize any impairment losses on our receivables and contract assets during the three and six months ended June 30, 2021 or 2020.

Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $101.0 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

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

Changes in our allowance for credit losses were as follows (in thousands):

Balance as of January 1, 2021	$8,789
Current period provision	102
Recoveries collected	463
Amounts written off	(1,063)
Balance as of June 30, 2021	$8,291

NOTE 5 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid instruments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase. These instruments were $160.4 million and $170.4 million as of June 30, 2021 and December 31, 2020, respectively. See Note 9, Fair Value Measurements, for additional information.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6 - GOODWILL AND INTANGIBLES
We anticipate that the COVID-19 pandemic could continue to have an impact on the homebuilding industry in general, as it could result in further business interruptions (government-mandated or otherwise) and could affect, among other factors, employment levels, consumer spending and consumer confidence, which could decrease demand for homes, adversely affecting our business. As such, we considered whether impairment indicators arose through the date of filing of this Quarterly Report on Form 10-Q for our goodwill, long-lived assets and other intangible assets and concluded that no such factors existed to cause us to test for goodwill impairment during the six months ended June 30, 2021. While we ultimately concluded that our goodwill, long-lived assets and other intangibles assets were not impaired as of June 30, 2021, we will continue to assess impairment indicators related to the impact of the COVID-19 pandemic on our business.

Goodwill

The change in carrying amount of goodwill was as follows (in thousands):

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)
January 1, 2021	$286,874	$(70,004)	$216,870
Business Combinations	33,087	—	33,087
Other	25	—	25
June 30, 2021	$319,986	$(70,004)	$249,982

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

Intangibles, net

The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in thousands):

	As of June 30,			As of December 31,
	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$225,509	$100,942	$124,567	$197,641	$89,137	$108,504
Covenants not-to-compete	24,066	14,857	9,209	20,309	13,436	6,873
Trademarks and tradenames	87,547	29,809	57,738	79,657	27,245	52,412
Backlog	20,425	17,027	3,398	18,847	15,243	3,604
	$357,547	$162,635	$194,912	$316,454	$145,061	$171,393

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The gross carrying amount of intangibles increased approximately $41.1 million during the six months ended June 30, 2021 primarily due to business combinations. For more information, see Note 16, Business Combinations. Remaining estimated aggregate annual amortization expense is as follows (amounts, in thousands, are for the fiscal year ended):

Remainder of 2021	$18,738
2022	34,136
2023	29,814
2024	26,301
2025	20,896
Thereafter	65,027

NOTE 7 - LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2021	2020
Senior Notes due 2028, net of unamortized debt issuance costs of $3,932 and $4,230, respectively	$296,068	$295,770
Term loan, net of unamortized debt issuance costs of $1,177 and $1,343, respectively	198,823	198,657
Vehicle and equipment notes, maturing through June 2026; payable in various monthly installments, including interest rates ranging from 1.9% to 4.8%	69,584	67,493
Various notes payable, maturing through March 2025; payable in various monthly installments, including interest rates ranging from 2.0% to 5.0%	3,392	3,392
	567,867	565,312
Less: current maturities	(24,275)	(23,355)
Long-term debt, less current maturities	$543,592	$541,957

Remaining required repayments of debt principal, gross of unamortized debt issuance costs, as of June 30, 2021 are as follows (in thousands):

Remainder of 2021	$12,669
2022	22,502
2023	17,382
2024	11,554
2025	207,988
Thereafter	300,881

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

Credit Facilities

In December 2019, we amended and restated our $400.0 million, seven-year term loan facility due April 2025 (the “Term Loan”) under our credit agreement (the “Term Loan Agreement”), dated as of April 13, 2017 (as previously amended by the First Amendment thereto dated November 30, 2017 and by the Second Amendment thereto dated June 19, 2018). The amended Term Loan (i) effects a repricing of the interest rate applicable to the term loans thereunder from LIBOR plus 2.50% to LIBOR plus 2.25% and (ii) replaces Royal Bank of Canada with Bank of America, N.A. as the administrative agent and collateral agent thereunder. As of June 30, 2021, we had $198.8 million, net of unamortized debt issuance costs, due on our Term Loan. The amended Term Loan also has a margin of 1.25% in the case of base rate loans.

In September 2019, we entered into a new asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement provides for an asset-based lending credit facility (the “ABL Revolver”) of up to $200.0 million with a five-year maturity, which replaced the Company’s previous revolving credit facility. Borrowing availability under the ABL Revolver is based on a percentage of the value of certain assets securing the Company’s obligations and those of the subsidiary guarantors thereunder. In connection with the Amended and Restated Term Loan, we entered into a Second Amendment (the “Second Amendment”) to the ABL/Term Loan Intercreditor Agreement with Bank of America, N.A., as ABL Agent for the lenders under the ABL Credit Agreement, and Bank of America, N.A., as Term Loan Agent for the lenders under the Amended and Restated Term Loan. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of June 30, 2021 was $156.0 million.

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

Total gross assets relating to our Master Loan and Equipment Agreements were $136.6 million and $132.2 million as of June 30, 2021 and December 31, 2020, respectively. The net book value of assets under these agreements was $67.4 million and $65.7 million as of June 30, 2021 and December 31, 2020, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.
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

The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

(in thousands)	Classification	As of June 30, 2021	As of December 31, 2020
Assets
Non-Current
Operating	Operating lease right-of-use assets	$60,310	$53,766
Finance	Property and equipment, net	4,836	4,946
Total lease assets		$65,146	$58,712
Liabilities
Current
Operating	Current maturities of operating lease obligations	$20,489	$18,758
Financing	Current maturities of finance lease obligations	1,822	2,073
Non-Current
Operating	Operating lease obligations	39,188	34,413
Financing	Finance lease obligations	2,756	2,430
Total lease liabilities		$64,255	$57,674
Weighted-average remaining lease term:
Operating leases		4.1 years	4.1 years
Finance leases		3.0 years	2.6 years
Weighted-average discount rate:
Operating leases		3.42%	3.67%
Finance leases		5.02%	5.08%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Lease Costs

The table below presents certain information related to the lease costs for finance and operating leases:

		Three months ended June 30,		Six months ended June 30,
(in thousands)	Classification	2021	2020	2021	2020
Operating lease cost(1)	Administrative	$6,671	$5,640	$13,021	$11,212
Finance lease cost
Amortization of leased assets(2)	Cost of sales	781	941	1,573	1,906
Interest on finance lease obligations	Interest expense, net	52	70	107	143
Total lease costs		$7,504	$6,651	$14,701	$13,261

(1)Includes variable lease costs of $0.8 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively, and $1.5 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively, and short-term lease costs of $0.3 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively.
(2)Includes variable lease costs of $0.2 million for each of the three months ended June 30, 2021 and 2020, and $0.4 million for each of the six months ended June 30, 2021 and 2020.

Other Information

The table below presents supplemental cash flow information related to leases (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,618	$4,806	$10,942	$9,552
Operating cash flows for finance leases	52	70	107	143
Financing cash flows for finance leases	512	654	1,041	1,392

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Condensed Consolidated Balance Sheet as of June 30, 2021 (in thousands):

	Finance Leases	Operating Leases
		Related Party	Other	Total Operating
Remainder of 2021	$1,270	$677	$10,801	$11,478
2022	1,496	1,341	18,473	19,814
2023	1,110	900	13,083	13,983
2024	701	640	6,696	7,336
2025	332	561	3,704	4,265
Thereafter	93	526	6,824	7,350
Total minimum lease payments	5,002	$4,645	$59,581	64,226
Less: Amounts representing executory costs	(50)			—
Less: Amounts representing interest	(374)			(4,549)
Present value of future minimum lease payments	4,578			59,677
Less: Current obligation under leases	(1,822)			(20,489)
Long-term lease obligations	$2,756			$39,188

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

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During each of the three and six months ended June 30, 2021 and 2020, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.

Estimated Fair Value of Financial Instruments

Accounts receivable, accounts payable and accrued liabilities as of June 30, 2021 and December 31, 2020 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of certain long-term debt, including the Term Loan and ABL Revolver as of June 30, 2021 and December 31, 2020, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of our operating lease right-of-use assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of June 30, 2021 and December 31, 2020. All debt classifications represent Level 2 fair value measurements.

Derivative financial instruments are measured at fair value based on observable market information and appropriate valuation methods. Contingent consideration liabilities arise from future earnout payments to the sellers associated with certain acquisitions and are based on predetermined calculations of certain future results. These future payments are estimated by

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

	As of June 30, 2021				As of December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$160,392	$160,392	$—	$—	$170,398	$170,398	$—	$—
Derivative financial instruments	12,553	—	12,553	—	5,130	—	5,130	—
Total financial assets	$172,945	$160,392	$12,553	$—	$175,528	$170,398	$5,130	$—
Financial liabilities:
Contingent consideration	$9,467	$—	$—	$9,467	$4,004	$—	$—	$4,004
Derivative financial instruments	694	—	694	—	324	—	324	—
Total financial liabilities	$10,161	$—	$694	$9,467	$4,328	$—	$324	$4,004

See Note 5, Cash and Cash Equivalents, for more information on cash equivalents included in the table above. Also see Note 10, Derivatives and Hedging Activities, for more information on derivative financial instruments.

The change in fair value of the contingent consideration (a Level 3 input) was as follows (in thousands):

Contingent consideration liability - January 1, 2021	$4,004
Preliminary purchase price	6,000
Fair value adjustments	(296)
Accretion in value	705
Amounts cancelled	(36)
Amounts paid to sellers	(910)
Contingent consideration liability - June 30, 2021	$9,467

The accretion in value of contingent consideration liabilities is included within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income.

The carrying value and associated fair value of financial liabilities that are not recorded at fair value in the Condensed Consolidated Balance Sheets and not described above include our Senior Notes. To estimate the fair value of our Senior Notes, we utilized third-party quotes which are derived all or in part from model prices, external sources or market prices. The Senior Notes represents a Level 2 fair value measurement and is as follows (in thousands):

	As of June 30, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes(1)	$300,000	$316,773	$300,000	$320,013
(1)Excludes the impact of unamortized debt issuance costs.

See Note 7, Long-Term Debt, for more information on our Senior Notes.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10 - DERIVATIVES AND HEDGING ACTIVITIES

Cash Flow Hedges of Interest Rate Risk

Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the six months ended June 30, 2021, we used interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of June 30, 2021, we have not posted any collateral related to these agreements.

In August 2020, we terminated our two existing interest rate swaps and our forward interest rate swap and simultaneously entered into a new forward interest rate swap beginning July 30, 2021. The unrealized loss included in accumulated other comprehensive loss associated with the terminated swaps of $17.8 million at the time of termination will be amortized to interest expense over the course of the originally scheduled settlement dates of the terminated swaps. For the three and six months ended June 30, 2021, we amortized $0.8 million and $1.6 million of the unrealized loss to interest expense, net. The new forward interest rate swap has a beginning notional amount of $200.0 million, a fixed rate of 0.51% and a maturity date of April 15, 2030. Upon commencement, this forward swap will serve to hedge substantially all of the variable cash flows on our Term Loan until its maturity and if extended. The assets and liabilities associated with the forward interest rate swap are included in other long-term assets and other current liabilities on the Condensed Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.

The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in other comprehensive (loss) income, net of tax on the Condensed Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We had no such changes during the six months ended June 30, 2021 or 2020.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt. Over the next twelve months, we estimate that an additional $4.0 million will be reclassified as an increase to interest expense, net.

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
NOTE 11 - STOCKHOLDERS’ EQUITY

As of June 30, 2021 and December 31, 2020, we had losses of $2.3 million and $8.8 million, respectively, in accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets. The loss as of June 30, 2021 represented the unrealized loss on our terminated interest rate swaps of $10.9 million, net of taxes, less the effective portion of the unrealized gain on our forward interest rate swap of $8.6 million, net of taxes. The loss as of December 31, 2020 represented the unrealized loss on our terminated interest rate swaps of $12.2 million, net of taxes, less the effective portion of the unrealized gain on our forward interest rate swap of $3.4 million, net of taxes. For additional information, see Note 10, Derivatives and Hedging Activities.

During the six months ended June 30, 2020, we repurchased approximately 443 thousand shares of our common stock with an aggregate price of approximately $15.8 million, or $35.59 average price per share. We did not repurchase any shares during the six months ended June 30, 2021. On February 22, 2021, our board of directors authorized an extension of our stock repurchase

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
program through March 1, 2022 and concurrently authorized an increase in the total amount of our outstanding common stock we can purchase up to $100.0 million. As of June 30, 2021, we have $100.0 million remaining on our current stock repurchase program. The effect of these treasury shares in reducing the number of common shares outstanding is reflected in our earnings per share calculation.

Dividends

During the six months ended June 30, 2021, we declared and paid the following cash dividends (amount declared and amount paid in thousands):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/23/2021	3/15/2021	3/31/2021	$0.30	$8,907	$8,786
5/5/2021	6/15/2021	6/30/2021	$0.30	$8,910	$8,821

The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of restricted stock awards and performance share awards, which accrue dividend equivalent rights that are paid when the award vests. The payment of future dividends will be at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, results of operations, contractual restrictions, legal requirements, and other factors deemed relevant by our board of directors. We did not declare or pay any cash dividends on our capital stock during the three or six months ended June 30, 2020.
NOTE 12 - EMPLOYEE BENEFITS

Healthcare

We participate in multiple healthcare plans, the largest of which is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. Our healthcare benefit expense (net of employee contributions) was approximately $6.8 million and $5.7 million for the three months ended June 30, 2021 and 2020, respectively, and $14.1 million and $12.7 million for the six months ended June 30, 2021 and 2020, for all plans. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $3.5 million and $3.1 million as of June 30, 2021 and December 31, 2020, respectively.

Workers’ Compensation

Workers’ compensation expense totaled $2.9 million for each of the three months ended June 30, 2021 and 2020, and $7.1 million and $7.3 million for the six months ended June 30, 2021 and 2020. Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30, 2021	December 31, 2020
Included in other current liabilities	$7,591	$7,703
Included in other long-term liabilities	11,348	11,986
	$18,939	$19,689

We also had an insurance receivable for claims that exceeded the stop loss limit under our self-insured policies as well as claims under our fully insured policies included on the Condensed Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	June 30, 2021	December 31, 2020
Included in other non-current assets	$1,889	$1,854

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Retirement Plans

We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. We recognized 401(k) plan expenses of $0.7 million and $0.6 million during the three months ended June 30, 2021 and 2020, respectively, and $1.4 million and $1.2 million during the six months ended June 30, 2021 and 2020. These expenses are included in administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
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

Share-Based Compensation

Common Stock Awards

We periodically grant shares of our common stock to non-employee members of our board of directors and our employees. During the three and six months ended June 30, 2021 and 2020, we granted approximately 4 thousand and 6 thousand shares of our common stock, respectively, under our 2014 Omnibus Incentive Plan to non-employee members of our board of directors. The stock will vest over a one year service period.

In addition, we granted approximately 39 thousand and 0.2 million shares of our common stock to employees during the three and six months ended June 30, 2021 and 2020, respectively.

Employees – Performance-Based Stock Awards

During the six months ended June 30, 2021, we issued approximately 0.1 million shares of our common stock to certain officers, which vest in two equal installments on each of April 20, 2022 and April 20, 2023. In addition, during the six months ended June 30, 2021, we established, and our board of directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2022 contingent upon achievement of these targets.

In addition, there are long-term performance-based restricted stock awards to be issued to certain employees annually through 2022 contingent upon achievement of certain performance targets. These awards are accounted for as liability-based awards since they represent a predominantly-fixed monetary amount that will be settled with a variable number of common shares in the first quarter of 2022 and as such are included in other current liabilities on the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2021 and 2020, we granted approximately five thousand and seven thousand shares of our common stock, respectively, all of which will vest in 2022.

Employees – Performance-Based Restricted Stock Units

During 2020, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards which were issued to certain employees in 2021 based upon achievement of a performance target. In addition, during the six months ended June 30, 2021, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2022 based upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Share-Based Compensation Summary

Amounts and changes for each category of equity-based award were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Grant Date Fair Value Per Share	Awards	Weighted Average Grant Date Fair Value Per Share	Units	Weighted Average Grant Date Fair Value Per Share
Nonvested awards/units at December 31, 2020	231,280	$48.05	166,961	$59.97	13,273	$36.51
Granted	48,673	125.75	42,449	123.32	8,470	126.89
Vested	(83,403)	48.63	(64,525)	52.79	(12,952)	36.51
Forfeited/Cancelled	(1,092)	43.73	—	—	(443)	61.40
Nonvested awards/units at June 30, 2021	195,458	$67.17	144,885	$81.73	8,348	$126.89

The following table summarizes the share-based compensation expense recognized under our 2014 Omnibus Incentive Plan (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Common Stock Awards	$1,296	$1,026	$2,417	$2,009
Non-Employee Common Stock Awards	111	92	213	125
Performance-Based Stock Awards	1,187	947	2,334	1,916
Liability Performance-Based Stock Awards	680	538	1,385	1,067
Performance-Based Restricted Stock Units	224	130	344	298
	$3,498	$2,733	$6,693	$5,415

We recorded the following stock compensation expense by income statement category (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cost of sales	$63	$65	$126	$161
Selling	38	59	89	109
Administrative	3,397	2,609	6,478	5,145
	$3,498	$2,733	$6,693	$5,415

Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represents all stock compensation earned by our installation and sales employees, respectively.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unrecognized share-based compensation expense related to unvested awards was as follows (in thousands):

	As of June 30, 2021
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Common Stock Awards	$10,092	2.0 years
Performance-Based Stock Awards	7,210	1.9 years
Performance-Based Restricted Stock Units	800	0.8 years
Total unrecognized compensation expense related to unvested awards	$18,102

Total unrecognized compensation expense is subject to future adjustments for forfeitures. This expense is expected to be recognized over the remaining weighted-average period shown above on a straight-line basis except for the Performance-Based Stock Awards which uses the graded-vesting method. Shares forfeited are returned as treasury shares and available for future issuances.

During the six months ended June 30, 2021 and 2020, our employees surrendered approximately 43 thousand and 25 thousand shares of our common stock, respectively, to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2014 Omnibus Incentive Plan. We recognized windfall tax benefits of $3.0 million for the three and six months ended June 30, 2021 and we recognized a tax shortfall of $0.3 million for the three and six months ended June 30, 2020 within the income tax provision in the Condensed Consolidated Statements of Operations and Comprehensive Income.

As of June 30, 2021, approximately 1.9 million of the 3.0 million shares of common stock authorized for issuance were available for issuance under the 2014 Omnibus Incentive Plan.
NOTE 13 - INCOME TAXES

Our provision for income taxes as a percentage of pretax earnings is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.

During the three and six months ended June 30, 2021, our effective tax rate was 19.4% and 21.7%, respectively. Each rate was favorably impacted by recognition of a windfall tax benefit from equity vesting. During the three and six months ended June 30, 2020, our effective tax rate was 26.5% and 26.4%, respectively. Each rate was unfavorably impacted by recognition of a shortfall tax from equity vesting.
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

The amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sales	$543	$106	$821	$3,388
Purchases	340	519	732	1,126
Rent	307	298	613	570

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We had a related party balance of approximately $0.8 million and $0.7 million included in accounts receivable on our Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer was a member of our board of directors until his resignation from our board effective March 18, 2020, accounted for a significant portion of our related party sales during the six months ended June 30, 2020.
NOTE 15 - COMMITMENTS AND CONTINGENCIES

Accrued General Liability and Auto Insurance

Accrued general liability and auto insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30, 2021	December 31, 2020
Included in other current liabilities	$5,087	$5,102
Included in other long-term liabilities	16,919	16,440
	$22,006	$21,542

We also had insurance receivables and indemnification assets included on the Condensed Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above. The amounts were as follows (in thousands):

	June 30, 2021	December 31, 2020
Insurance receivables and indemnification assets for claims under fully insured policies	$5,223	$4,400
Insurance receivables for claims that exceeded the stop loss limit	328	328
Total insurance receivables and indemnification assets included in other non-current assets	$5,551	$4,728

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

During the year ended December 31, 2018, we entered into an agreement with one of our suppliers to purchase a portion of the insulation materials we utilize across our business. This agreement is effective January 1, 2019 through December 31, 2021 with a purchase obligation of $14.9 million for 2021. For the six months ended June 30, 2021, we have satisfied $6.7 million of our purchase obligation under this agreement. In addition, one of the entities we acquired during the six months ended June 30, 2021 had an existing agreement with one of our suppliers to purchase a portion of the insulation materials it utilizes. This agreement is effective through December 31, 2021 with a total purchase obligation of $3.3 million. In addition to what this entity purchased prior to our acquisition on March 1, 2021, we purchased $1.1 million under this agreement during the six months ended June 30, 2021. See Note 16, Business Combinations, for more information on this acquisition.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16 - BUSINESS COMBINATIONS

As part of our ongoing strategy to expand geographically and increase market share in certain markets, we completed five business combination during the six months ended June 30, 2021 and three business combinations during the six months ended June 30, 2020.

The largest of these acquisitions were I.W. International Insulation, Inc., dba Intermountain West Insulation (“IWI”) in March 2021, Alert Insulation ("Alert") and Alpine Construction Services ("Alpine") in April 2021, General Ceiling & Partitions, Inc. ("GCP") in June 2021, and Royals Commercial Services, Inc. (“Royals”) in February 2020. Below is a summary of each significant acquisition by year, including revenue and net income (loss) since date of acquisition, shown for the year of acquisition. Where noted, “Other” represents acquisitions that were individually immaterial in that year. Net income (loss) includes amortization, taxes and interest allocations when appropriate.

For the three and six months ended June 30, 2021 (in thousands):

						Three months ended June 30, 2021		Six months ended June 30, 2021
2021 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)	Revenue	Net Income (Loss)
IWI	03/01/2021	Share	$42,098	$5,959	$48,057	$10,151	$1,028	$13,759	$1,478
Alert	4/13/2021	Asset	5,850	2,980	8,830	4,126	155	4,126	155
Alpine	4/19/2021	Asset	7,945	2,208	10,153	1,951	(17)	1,951	(17)
GCP	6/7/2021	Asset	9,700	1,427	11,127	646	43	646	43
Other	5/10/2021	Asset	2,290	380	2,670	296	(7)	296	(7)
			$67,883	$12,954	$80,837	$17,170	$1,202	$20,778	$1,652

For the three and six months ended June 30, 2020 (in thousands):

						Three months ended June 30, 2020		Six months ended June 30, 2020
2020 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)	Revenue	Net Income (Loss)
Royals	02/29/2020	Asset	$7,590	$2,500	$10,090	$3,023	$436	$3,807	$349
Other	Various	Asset	5,035	1,537	6,572	538	(18)	764	(39)
			$12,625	$4,037	$16,662	$3,561	$418	$4,571	$310

Acquisition-related costs recorded within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to $0.7 million and $1.9 million for the three and six months ended June 30, 2021, respectively, and $0.5 million and $1.2 million for the three and six months ended June 30, 2020, respectively. The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed. We expect to deduct approximately $7.8 million of goodwill for tax purposes as a result of 2021 acquisitions.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in thousands):

	As of June 30, 2021						As of June 30, 2020
	IWI	Alert	Alpine	GCP	Other	Total	Royals	Other	Total
Estimated fair values:
Cash	$168	$—	$—	$—	$—	$168	$—	$—	$—
Accounts receivable	5,122	4,706	—	3,067	—	12,895	2,848	1,419	4,267
Inventories	1,157	742	359	—	72	2,330	305	278	583
Other current assets	2,354	738	—	47	—	3,139	430	145	575
Property and equipment	796	693	726	206	146	2,567	598	348	946
Intangibles	25,200	2,770	5,543	5,670	1,800	40,983	3,930	2,996	6,926
Goodwill	25,212	967	3,582	2,663	663	33,087	3,015	1,697	4,712
Other non-current assets	264	132	—	—	—	396	58	16	74
Accounts payable and other current liabilities	(3,349)	(1,184)	(57)	(319)	(11)	(4,920)	(1,059)	(196)	(1,255)
Deferred income tax liabilities	(6,537)	—	—	—	—	(6,537)	—	—	—
Long-term debt	(2,036)	—	—	—	—	(2,036)	—	—	—
Other long-term liabilities	(294)	(734)	—	(207)	—	(1,235)	(35)	(131)	(166)
Fair value of assets acquired and purchase price	48,057	8,830	10,153	11,127	2,670	80,837	10,090	6,572	16,662
Less seller obligations	5,959	2,980	2,208	1,427	380	12,954	2,500	1,537	4,037
Cash paid	$42,098	$5,850	$7,945	$9,700	$2,290	$67,883	$7,590	$5,035	$12,625

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

Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed, contingent consideration is settled and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Goodwill and intangibles per the above table may not agree to the total gross increases of these assets as shown in Note 6, Goodwill and Intangibles, during each of the six months ended June 30, 2021 and 2020 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added during the ordinary course of business.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Estimates of acquired intangible assets related to the acquisitions are as follows (in thousands):

	For the six months ended June 30,
	2021		2020
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$27,869	12	$3,528	8
Trademarks and tradenames	7,890	15	1,795	15
Non-competition agreements	3,647	5	426	5
Backlog	1,577	1.5	1,177	1.5

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

	Unaudited pro forma for the three months ended June 30,		Unaudited pro forma for the six months ended June 30,
	2021	2020	2021	2020
Net revenue	$492,389	$435,975	$944,733	$877,907
Net income	37,602	27,293	56,347	45,460
Basic net income per share	1.28	0.93	1.92	1.54
Diluted net income per share	1.27	0.92	1.90	1.53

Unaudited pro forma net income reflects additional intangible asset amortization expense of $0.2 million and $1.1 million for the three and six months ended June 30, 2021, respectively, and $2.9 million and $6.0 million for the three and six months ended June 30, 2020, respectively, as well as additional income tax expense of $0.1 million and $0.5 million for the three and six months ended June 30, 2021, respectively, and $0.7 million and $1.5 million for the three and six months ended June 30, 2020, respectively, that would have been recorded had the 2021 acquisitions taken place on January 1, 2020 and the 2020 acquisitions taken place on January 1, 2019.
NOTE 17 - INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method was 235 thousand and 281 thousand shares for the three and six months ended June 30, 2021, respectively, and 137 thousand and 173 thousand shares for the three and six months ended June 30, 2020, respectively. Approximately 6 thousand shares of potential common stock was not included in the calculation of diluted net income per common share for the six months ended June 30, 2020, because the effect would have been anti-dilutive.

NOTE 18 - SUBSEQUENT EVENT

We announced on August 5, 2021 that our board of directors declared a quarterly dividend, payable on September 30, 2021 to stockholders of record on September 15, 2021, at a rate of $0.30 per share.

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

A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, consumer confidence, employment rates, housing inventory levels, foreclosure rates, the health of the economy and availability of mortgage financing. The strategic acquisitions of multiple companies over the last several years contributed meaningfully to our 23.9% increase in net revenue during the three months ended June 30, 2021 compared to 2020.

2021 Second Quarter Highlights
Net revenue increased 23.9%, or $94.2 million to $488.1 million, while gross profit increased 19.5% to $151.9 million during the three months ended June 30, 2021 compared to 2020. The increase in net revenue and gross profit was primarily driven by the contribution of our recent acquisitions, selling price increases, and increased sales volume. Gross profit grew slower than revenue primarily due to higher material costs caused by pandemic-related supply chain constraints, higher fuel costs, and reduced efficiencies within the large commercial construction market due to challenges from the COVID-19 pandemic. As of June 30, 2021, we had $203.9 million of cash and cash equivalents and we have not drawn on our existing $200 million revolving line of credit.

During the three months ended June 30, 2021, we experienced growth in all of our end markets and we achieved 13.1% year-over-year same branch sales growth. Our largest end market, the single-family subset of the residential new construction market, grew revenue 27.7% over the same period ended June 30, 2020. Our commercial end market also experienced sales growth during this period due to acquisitions, but we continue to experience project delays due to macroeconomic concerns surrounding the pandemic, resulting in a decline in same branch sales within this market. These fluctuations are shown in further detail in the table below and impacts from COVID-19 are discussed further in the sections that follow.

Key Measures of Performance
The following table shows key measures of performance we utilize to evaluate our results:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Period-over-period Growth
Sales Growth	23.9%	6.0%	16.9%	10.8%
Same Branch Sales Growth (1)	13.1%	2.3%	7.6%	7.0%

Single-Family Sales Growth (2)	27.7%	(0.2)%	18.5%	5.1%
Single-Family Same Branch Sales Growth (1)(2)	18.9%	(3.5)%	11.8%	1.0%

Multi-Family Sales Growth (3)	14.1%	45.4%	16.3%	40.2%
Multi-Family Same Branch Sales Growth (1)(3)	3.5%	43.4%	5.0%	38.8%

Residential Sales Growth (4)	25.3%	5.6%	18.2%	9.7%
Residential Same Branch Sales Growth (1)(4)	16.2%	2.5%	10.7%	5.9%

Commercial Sales Growth (5)	15.0%	12.3%	8.8%	19.1%
Commercial Same Branch Sales Growth (1)(5)	(5.3)%	6.6%	(9.7)%	14.9%

Same Branch Sales Growth (6)
Volume Growth (1)(7)	17.0%	(2.1)%	13.5%	(1.2)%
Price/Mix Growth (1)(8)	(2.7)%	4.8%	(4.4)%	8.4%
Large Commercial Same Branch Sales Growth(1)(9)	(0.1)%	(0.4)%	(6.5)%	5.8%

U.S. Housing Market (10)
Total Completions Growth	12.2%	(2.2)%	10.8%	(1.4)%
Single-Family Completions Growth (2)	7.6%	(1.5)%	9.3%	1.3%
Multi-Family Completions Growth (3)	23.0%	(4.3)%	13.0%	(8.0)%

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
(6)During the six months ended June 30, 2021, we changed the classification of one of our branches to the large commercial subset of the commercial end market, based on the type of work this branch performs. While this change is immaterial to the sales growth calculations, it affects comparability to the corresponding prior year metric as the change was made prospectively beginning January 1, 2021. We continually evaluate the branch classifications utilized in our sales growth metrics based on changes in our business and operations over time and future changes may occur to these classifications.
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
(9)The large commercial end market, as a subset of our total commercial market, comprises certain of our branches working on projects constructed primarily out of steel and concrete, which are much larger than our average residential job. This market is excluded from the above same branch price/mix and volume growth metrics as to not skew the rates given the much larger per-job revenue compared to our average job.
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

Net revenue, cost of sales and gross profit
The components of gross profit were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2021	Change	2020	2021	Change	2020
Net revenue	$488,098	23.9%	$393,939	$925,164	16.9%	$791,270
Cost of sales	336,212	26.0%	266,800	647,851	18.2%	547,871
Gross profit	$151,886	19.5%	$127,139	$277,313	13.9%	$243,399
Gross profit percentage	31.1%		32.3%	30.0%		30.8%

The year-over-year growth in our residential end market was the primary driver of the increase in net revenue during the three and six months ended June 30, 2021 compared to 2020 (as shown in the Key Measures of Performance section above). Growth in our residential end market is primarily due to selling price increases, higher volume and the continued success of our acquisition strategy. In our commercial end market, continued challenges associated with the COVID-19 pandemic continue to have an impact as evidenced by the 5.3% decline in same branch sales within this end market. See “Key Factors Affecting Our Operating Results, COVID-19 Impacts” below for further information. Lastly, our price/mix metric was negatively impacted during both the three and six months ended June 30, 2021 as we continue to experience a higher volume of insulation sales to production builders compared to the same period last year. This shift within the single-family end market impacted price/mix as the average insulation selling price for entry level production builder jobs is typically lower than a move-up or custom home builder.

As a percentage of net revenue, gross profit decreased during the three and six months ended June 30, 2021 compared to 2020. The building products supply chain has experienced stress in 2021 due to effects of the COVID-19 pandemic. This stress has impacted our ability to purchase certain materials through our usual channels. As a result, during the three and six months ended June 30, 2021 we purchased many of the products we install from distributors and local retailers to meet customer demand which we estimate increased materials by approximately $3.0 million and $5.0 million, respectively, therefore reducing gross profit. Gross profit in both periods of 2021 was also impacted by higher year-over-year fuel costs. In addition, the February winter storms further disrupted our ability to source certain materials during the first quarter. For example, materials needed for spray foam applications were also in short supply after the storms as chemical processing facilities went offline. These events combined affected our ability to complete installation work for certain customers during the quarter. We expect the supply chain for many of the materials and products used throughout our installation work to continue to be constrained for the foreseeable future.

Operating expenses
Operating expenses were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2021	Change	2020	2021	Change	2020
Selling	$22,631	19.0%	$19,011	$43,489	10.5%	$39,366
Percentage of total net revenue	4.6%		4.8%	4.7%		5.0%
Administrative	$66,474	12.6%	$59,060	131,551	10.3%	$119,255
Percentage of total net revenue	13.6%		15.0%	14.2%		15.1%
Amortization	$9,178	36.5%	$6,724	$17,574	31.1%	$13,404
Percentage of total net revenue	1.9%		1.7%	1.9%		1.7%

Selling
The dollar increase in selling expenses for the three and six months ended June 30, 2021 was primarily driven by an increase in selling wages and commissions to support our increased net revenue of 23.9% and 16.9%, respectively. Selling expense as a percentage of sales decreased for the three months ended June 30, 2021 compared to 2020 primarily due to a lower credit loss provision as collections have remained strong. Selling expense as a percentage of sales decreased for the six months ended June 30, 2021 compared to 2020 primarily due to the additional loss reserves recorded as a result of adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) during the first quarter of 2020.
Administrative
The dollar increase in administrative expenses for the three and six months ended June 30, 2021 was primarily due to an increase in wages, benefits and facility costs attributable to both acquisitions and organic growth. Administrative expenses decreased as a percentage of sales for the three and six months ended June 30, 2021 compared to 2020 primarily due to the leverage gained on administrative wages from increased sales and lower insurance costs.
Amortization
The increase in amortization for the three and six months ended June 30, 2021 was attributable to the increase in finite-lived intangible assets recorded as a result of acquisitions.

Other expense, net
Other expense, net was as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2021	Change	2020	2021	Change	2020
Interest expense, net	$7,520	(3.1)%	$7,757	$15,094	(0.1)%	$15,115
Other (income) expense	(92)	(171.3)%	129	(11)	(108.5)%	129
Total other expense, net	$7,428		$7,886	$15,083		$15,244

The decrease in interest expense, net during the three and six months ended June 30, 2021 compared to 2020 was primarily due to lower interest rates on our variable rate debt which had previously been hedge in 2020 prior to the termination of our interest rate swap derivatives in August 2020. See Note 10, Derivatives and Hedging Activities, for more information.

Income tax provision
Income tax provision and effective tax rates were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Income tax provision	$8,962	$9,121	$15,112	$14,805
Effective tax rate	19.4%	26.5%	21.7%	26.4%

During the three and six months ended June 30, 2021, our effective tax rate was 19.4% and 21.7%, respectively. Each rate was favorably impacted by recognition of a windfall tax benefit from equity vesting. Each rate for the three and six months ended June 30, 2020 was unfavorably impacted by a tax shortfall due to equity vesting.

Other comprehensive (loss) income, net of tax
Other comprehensive (loss) income, net of tax was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net change on cash flow hedges, net of taxes	$(3,687)	$(150)	$6,470	$(5,758)

During the three months ended June 30, 2021, we recorded an unrealized loss of $4.3 million, net of tax, on our forward cash flow hedge netted against $0.8 million of amortization on our remaining unrealized loss on our terminated cash flow hedges. During the six months ended June 30, 2021, we recorded an unrealized gain of $5.3 million, net of tax, and amortized $1.6 million of our remaining unrealized loss on our terminated cash flow hedges. The unrealized loss and gain on our forward cash flow hedge during the three and six months ended June 30, 2021, respectively, were driven primarily by changes to the projected one-month LIBOR forward curve. The unrealized losses recorded during the three and six months ended June 30, 2020 on our now-terminated cash flow hedges were partially driven by market responses to the COVID-19 pandemic. For more information on our cash flow hedges, see “Liquidity and Capital Resources, Derivative Instruments” below.

KEY FACTORS AFFECTING OUR OPERATING RESULTS

Cost and availability of Materials
We typically purchase the materials that we install directly from manufacturers. The industry supply of these materials has experienced disruptions in the past. In 2021, the industry supply of many of the materials we install was disrupted due to the higher demand for materials and the supply chain issues caused by the COVID-19 pandemic and February winter storms. This has forced us to buy some materials at higher prices through distributors and local retailers to meet customer demand. The pandemic has also resulted in the need for some of our manufacturers to allocate materials across the industry which has affected the pricing and availability of those materials. We expect the supply chain to be tight over the remainder of the year and the foreseeable future for many of the materials and products used throughout our installation work.
In addition, we experience price increases from our suppliers from time to time. During the six months ended June 30, 2021, we saw increased pricing for fiberglass insulation and many of the other products we install and expect manufacturers to seek additional price increases during the year. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations in 2021, to the extent that price increases cannot be passed on to our customers. We will continue to work with our customers to adjust selling prices to offset higher costs as they occur. See “COVID-19 Impacts” below for a discussion of the short-term impacts of the current economic climate on the availability of the materials we install.

Cost of Labor
Our business is labor intensive and the majority of our employees work as installers on local construction sites. We expect to spend more to hire, train and retain installers to support our growing business in 2021, as tight labor availability continues within the construction industry. We offer a comprehensive benefits package, which many of our local competitors are not able to provide, which will increase costs as we hire additional personnel. Our workers’ compensation costs may continue to rise as we increase our coverage for additional personnel.

Despite temporary layoffs and furloughs driven by branch closures during portions of the first and second quarters of 2020 as a response to the effects of COVID-19, we experienced strong employee retention, turnover and labor efficiency rates in the year ended December 31, 2020, which continued into the six months ended June 30, 2021. We believe this is partially a result of various programs meant to benefit our employees, including our financial wellness plan, longevity stock compensation plan for employees and assistance from the Installed Building Products Foundation meant to benefit our employees, their families and their communities. While improved retention drives lower costs to recruit and train new employees, resulting in greater installer productivity, these improvements are somewhat offset by the additional costs of these incentives. See “COVID-19 Impacts” below for a discussion of the short-term impacts of the current economic climate on our workforce.

COVID-19 Impacts
In December 2019, a novel strain of coronavirus surfaced in Wuhan, China. Since then, the virus has spread globally, including to the United States. In response, the World Health Organization declared the situation a pandemic and the U.S. Secretary of Health and Human Services declared a public health emergency. The COVID-19 pandemic has caused significant volatility, uncertainty and economic disruption. Many public health organizations and international, federal, state and local governments implemented measures to combat the spread of COVID-19 during portions of 2020. Some of these measures include restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. While portions of the economy have since reopened, there is still significant uncertainty surrounding the duration and scope of the pandemic, as well as its impact on the economy. We cannot predict if federal, state and local governments will implement additional restrictions, when restrictions currently in place will expire or whether restrictions currently in place will become more limiting.

While the COVID-19 pandemic and related events could have a negative effect on us in the remainder of 2021, the full extent and scope of the impact on our business and industry, as well as national, regional and global markets and economies, depends on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic, additional government actions taken in response to the pandemic, the impact on construction activity and demand for homes (based on employment levels, consumer spending and consumer confidence). Most economic forecasts show the U.S. housing market outlook as positive for 2021, with total housing starts forecast as higher than 2020. As evidence of this trend, total U.S. housing market completions were up 12.2% and 10.8% during the three and six months ended June 30, 2021, respectively, compared to the same period of the prior year. In addition, U.S. housing starts increased 30.8% during the six months ended June 30, 2021 compared to 2020, which highlights the continued recovery in housing demand that should serve to help offset prolonged impacts of the pandemic already experienced. In the commercial sector, we have experienced some impact to our commercial business, mainly in the form of project start delays and inefficiencies due to social distancing requirements in some areas. In the future, certain large-scale infrastructure programs may be at risk if the need for such structures decline, project funding declines or as consumer behaviors change in the wake of COVID-19 disruptions to the economy and changes to our general ways of life. For example, reduced demand for office buildings and/or educational facilities, decreased airport traffic, or decreased usage of sports arenas or similar commercial structures could impact our commercial end market.

Our management remains focused on mitigating the impact of COVID-19 on our business and the risk to our employees and customers. We have taken a number of precautionary measures intended to mitigate these risks, including increasing the frequency of regular cleaning and disinfecting processes at our facilities, adhering to social distancing protocols, limiting the number of workers on our jobsites, temporarily suspending non-essential air travel and periodically allowing employees to work remotely when possible. As is common practice in our industry, installers are required to wear protective equipment in the process of completing their work and this practice has been extended to employees at our facilities and within general office spaces. We are prepared to take additional actions if necessary as suggested or required by various health agencies.

We continue to evaluate the nature and extent of the COVID-19 pandemic’s impact on our financial condition, results of operations and cash flows. Other than branches that serve states where construction was not deemed “essential” during portions of 2020, we have experienced limited business disruptions to date and therefore have not needed to implement significant continuity measures and have not incurred significant related expenditures. Assuming a large number of additional states or markets in which we operate do not reverse their current positions about construction being an “essential” business, we do not anticipate having to implement any additional measures in the future.

Our corporate office remains fully operational. As such, we have made no modifications to internal controls over financial reporting and have confidence controls are operating as designed. We have enhanced our efforts to mitigate cyber threats and phishing, given some employees are still working remotely. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact of their design and operating effectiveness.

We expect some impact from the pandemic to our earnings, financial position and cash flows to continue in the remainder of 2021, however there is much uncertainty surrounding the estimated magnitude of these impacts. We estimate limited impact to our Consolidated Balance Sheets other than a potential reduction in working capital due to the possibility of reduced net revenue and net income. Trade accounts receivable may also be reduced somewhat by lower net revenue and a higher allowance for credit losses due to enhanced risk of collectibility from some customers, although we have not seen a significant impact to date. We anticipate revenue and net income may continue to be negatively impacted in the second half of 2021 due to supply constraints and/or material price increases. While our cash from operations may decline over recent performance due to a decrease in expected net income driven by lower net revenue, we do not anticipate any issues meeting debt obligations or making timely payments to vendors given our strong liquidity and large cash reserves. See "Liquidity and Capital Resources" below for further information. Given the continued uncertainty created by the COVID-19 pandemic and its potential effects, it is not possible to estimate the full, adverse impact to our future 2021 sales or other financial results at this time.

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

LIQUIDITY AND CAPITAL RESOURCES
Our capital resources primarily consist of cash from operations and borrowings under our various debt agreements and capital equipment leases and loans. Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and to meet required principal and interest payments. We may also use our resources to fund our optional stock repurchase program and recently announced quarterly dividend program. As discussed above, our cash reserves may also be used to fund payroll and other short-term requirements if our business is affected significantly by

COVID-19. As of June 30, 2021, we had no outstanding borrowings under our asset-based lending credit facility (as defined below).

We believe that our cash flows from operations, combined with our current cash levels and borrowing availability, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital for at least the next 12 months as evidenced by our net positive cash flows from operating activities for each of the six months ended June 30, 2021 and 2020. We believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions.

While the general economic environment within the United States and most markets around the world have been significantly impacted by the spread of COVID-19, prompting governmental and health agencies to issue unprecedented orders to close businesses not deemed “essential” during portions of 2021 and 2020, we believe we have robust capital resources at our immediate disposal to meet our needs. We have cash and cash equivalents of $203.9 million as of June 30, 2021 as well as access to $200.0 million under our ABL Revolver, less $44.0 million of outstanding letters of credit. This amount available to us is based on eligible collateral, which may be reduced over time. While our cash from operations could decline later in 2021 due to COVID-19 impacts as described above, we believe it will remain at a level to fund our operations and not require us to draw on our ABL Revolver. However, as necessary or desirable, we may adjust or amend the terms of our credit facilities. With the uncertainty surrounding COVID-19, our ability to engage in such transactions may be constrained by volatile credit market conditions. See Part II - Other Information, Item 1A. Risk Factors for more information on the potential impacts from the COVID-19 pandemic and resulting economic strain.

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

The following table summarizes our liquidity (in thousands):

	As of June 30, 2021	As of December 31, 2020
Cash and cash equivalents	$203,911	$231,520
ABL Revolver	200,000	200,000
Less: outstanding letters of credit	(44,022)	(38,772)
Total liquidity(1)	$359,889	$392,748

(1)Total liquidity reflects full borrowing base capacity under our asset-based lending credit facility (as defined below) and may be limited by certain cash collateral limitations depending upon the status of our borrowing base availability. These potential deductions would lower our available cash and cash equivalents balance shown in the table above. As of June 30, 2021, total liquidity would not be reduced due to these cash collateral limitations. In addition, total liquidity is further reduced by $5.3 million within cash and cash equivalents above which was deposited into a trust to serve as additional collateral for our workers’ compensation and general liability policies. This amount can be converted to a letter of credit at our discretion and would reduce the availability on our asset-based lending credit facility (as defined below) included in the table above.

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

Credit Facilities

In December 2019, we amended and restated our $400.0 million, seven-year term loan facility due April 30, 2025 (the “Term Loan”) under our credit agreement (the “Term Loan Agreement”), dated as of April 13, 2017 (as previously amended by the First Amendment thereto dated November 30, 2017 and by the Second Amendment thereto dated June 19, 2018). The amended Term Loan (i) effects a repricing of the interest rate applicable to the term loans thereunder from LIBOR plus 2.50% to LIBOR plus 2.25% and (ii) replaces Royal Bank of Canada with Bank of America, N.A. as the administrative agent and collateral agent thereunder. As of June 30, 2021, we had $198.8 million, net of unamortized debt issuance costs, due on our Term Loan. The amended Term Loan also has a margin of 1.25% in the case of base rate loans.

In September 2019, we entered into a new asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement provides for an asset-based lending credit facility (the “ABL Revolver”) of up to $200.0 million with a five-year maturity, which replaced the Company’s previous revolving credit facility. Borrowing availability under the ABL Revolver is based on a percentage of the value of certain assets securing the Company’s obligations and those of the subsidiary guarantors thereunder. In connection with the Amended and Restated Term Loan, we entered into a Second Amendment to the ABL/Term Loan Intercreditor Agreement with Bank of America, N.A., as ABL Agent for the lenders under the ABL Credit Agreement, and Bank of America, N.A., as Term Loan Agent for the lenders under the Amended and Restated Term Loan. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of June 30, 2021 was $156.0 million.

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

At June 30, 2021, we were in compliance with all applicable covenants under the Term Loan Agreement, ABL Credit Agreement and the Senior Notes and we currently do not expect any covenant violations due to the impacts of COVID-19.

Derivative Instruments

In August 2020, we terminated our two existing interest rate swaps and our forward interest rate swap and simultaneously entered into a new forward interest rate swap beginning July 30, 2021. The unrealized loss included in accumulated other comprehensive loss associated with the terminated swaps of $17.8 million at the time of termination will be amortized to interest expense over the course of the originally scheduled settlement dates of the terminated swaps. During the six months ended June 30, 2021, we amortized $1.6 million of the unrealized loss to interest expense, net. The new forward interest rate swap has a beginning notional amount of $200.0 million, a fixed rate of 0.51% and a maturity date of April 15, 2030. Upon commencement, this forward swap will serve to hedge substantially all of the variable cash flows on our Term Loan until its maturity and if extended. The assets and liabilities associated with the forward interest rate swap are included in other long-term assets and other current liabilities on the Condensed Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.

Vehicle and Equipment Notes

We have financing loan agreements with various lenders to provide financing for the purpose of purchasing or leasing vehicles and equipment used in the normal course of business. Vehicles and equipment purchased or leased under each financing arrangement serve as collateral for the note applicable to such financing arrangement. Regular payments are due under each note for a period of typically 60 consecutive months after the incurrence of the obligation. As of June 30, 2021, we had $69.6 million due on these various loan agreements.

Total gross assets relating to our Master Loan and Equipment Agreements were $136.6 million and $132.2 million as of June 30, 2021 and December 31, 2020, respectively. The net book value of assets under these agreements was $67.4 million and $65.7 million as of June 30, 2021 and December 31, 2020, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income. See Note 7, Long-term Debt, for more information regarding our Master Loan and Security Agreement, Master Equipment Agreement and Master Loan Agreements.

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
The following table summarizes our outstanding bonds, letters of credit and cash-collateral (in thousands):

As of June 30, 2021
Performance bonds	$46,357
Insurance letters of credit and cash collateral	50,466
Permit and license bonds	8,439
Total bonds and letters of credit	$105,262

We posted $5.3 million into a trust in 2020 to serve as additional collateral for our workers’ compensation and general liability policies. This collateral can be converted to a letter of credit at our discretion and is therefore not considered to be restricted cash.

Historical cash flow information

Cash flows from operating activities
Net cash provided by operating activities was $83.4 million and $105.5 million for the six months ended June 30, 2021 and 2020, respectively. Generally, the primary driver of our cash flows from operating activities is operating income adjusted for certain noncash items, offset by cash payments for taxes and interest on our outstanding debt. Our cash flows from operations can be impacted by the timing of our cash collections on sales and collection of retainage amounts. During the six months ended June 30, 2021, we saw a decrease in cash from operations from the same period in 2020 primarily due to larger expenditures on inventories to support our growth.

Historically, cash flows tend to be seasonally stronger in the third and fourth quarters as a result of increased construction activity. However, we may see a reduction in cash inflows in future quarters depending on pandemic impacts on housing starts and commercial projects, as well as larger cash outflows to acquire materials at a premium. See “Key Factors Affecting Our Operating Results, COVID-19 Impacts” above for further information on short-term impacts to our cash from operations.

Cash flows from investing activities
Business Combinations. During the six months ended June 30, 2021 and 2020, we made cash payments of $67.7 million and $12.6 million, respectively, on various business combinations. The amount of cash paid is dependent on various factors, including the size and determined value of the business being acquired. See Note 16, Business Combinations, for more information regarding our acquisitions in 2021 and 2020.

Capital Expenditures. Total cash paid for property and equipment was $20.3 million and $16.3 million for the six months ended June 30, 2021 and 2020, respectively, and was primarily related to purchases of vehicles and various equipment to support our growing operations. We expect to continue to support any increases in future net revenue through further capital expenditures. A majority of these capital expenditures were subsequently reimbursed via various vehicle and equipment notes payable, with related cash inflows shown in cash flows from financing activities.

Other. During the six months ended June 30, 2020, we invested $0.8 million in short-term investments consisting primarily of corporate bonds and commercial paper and had $22.1 million in short-term investments mature. We have temporarily discontinued investment purchases due to the relatively low returns provided from current interest rates associated with traditional investments, but may resume such activity in the future.

Cash flows from financing activities
We utilize our credit facilities and Senior Notes to support our operations and continuing acquisitions as well as fund our discretionary stock repurchase program and pay dividends. The largest cash outflow from financing activities during the six months ended June 30, 2021 was payment of two quarterly dividends of $17.6 million. During the six months ended June 30, 2021 and 2020, we received proceeds of $15.1 million and $12.8 million, respectively, from our fixed asset loans which serve to offset a significant portion of the capital expenditures included in cash outflows from investing activities as described above. We made payments on these fixed asset loans and various other notes payable of $13.0 million and $13.2 million during the six months ended June 30, 2021 and 2020, respectively. We also made $1.0 million and $1.4 million in principal payments on our finance leases and paid $2.1 million and $3.5 million of acquisition-related obligations during the six months ended June 30, 2021 and 2020, respectively. Lastly, we paid $15.8 million to repurchase 443 thousand shares of our common stock during the six months ended June 30, 2020. We did not repurchase any shares of our common stock during the six months ended June 30, 2021.

Contractual Obligations
We had no significant changes to our obligations during the six months ended June 30, 2021.

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market and the commercial market, industry conditions, our financial and business model, payments of dividends, the impact of COVID-19 on our business and end markets, the demand for our services and product offerings, trends in the commercial business, expansion of our national footprint and end markets, diversification of our products, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability, our efforts to navigate the material pricing environment, our ability to increase selling prices, our material and labor costs, supply chain and material constraints, the impact of COVID-19 on our financial results and expectations for demand for our services and our earnings in 2021. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, the duration, effect and severity of the COVID-19 crisis; any recurrence of COVID-19, including through any new variant strains of the virus, and the related surges in positive COVID-19 cases; the adverse impact of the COVID-19 crisis on our business and financial results, our supply chain, the economy and the markets we serve; general economic and industry conditions; the material price and supply environment; the timing of increases in our selling prices and the factors discussed in the “Risk Factors” section of our 2020 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, as the same may be updated from time to time in our subsequent filings with the SEC. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of June 30, 2021, we had $198.8 million outstanding on the Term Loan, net of unamortized debt issuance costs, no outstanding borrowings on the ABL Revolver and no outstanding borrowings under finance leases subject to variable interest rates. Our interest rate swap is a forward rate swap that begins July 30, 2021 and does not reduce exposure to market risks on our Term Loan as of June 30, 2021. As a result, total variable rate debt of $200.0 million was exposed to market risks as of June 30, 2021 through the effective date of the forward rate swap. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $2.0 million. Our Senior Notes accrued interest at a fixed rate of 5.75%.

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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that some of the employees at our corporate office are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

See Part I, Item 1. Financial Statements, Note 15, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.
Item 1A. Risk Factors
As of the date of this report, there have been no material changes from the risk factors disclosed in our 2020 Form 10-K, other than below, which is an update to the risk factor included in the "Risks to our business from external threats" section of our 2020 Form 10-K.

The COVID-19 pandemic has had an adverse effect on the U.S. economy as well as our business, financial condition, operating results and cash flows.

According to the World Health Organization (“WHO”), in December 2019 China reported a cluster of cases of pneumonia in Wuhan, Hubei Province later identified as a novel strain of coronavirus. In response, the WHO declared the situation a pandemic and the U.S. Secretary of Health and Human Services has declared a public health emergency. The COVID-19 pandemic has caused significant volatility, uncertainty and economic disruption. Many public health organizations and international, federal, state and local governments implemented measures to combat the spread of COVID-19 during 2020. Some of these measures included restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. While portions of the economy have reopened, there is still significant uncertainty surrounding the duration and scope of the pandemic, as well as its continued impact on the economy. We cannot predict if federal, state and local governments will implement additional restrictions, when restrictions currently in place will expire or whether restrictions currently in place will become more restrictive.

COVID-19 adversely affected many industries as well as the economies and financial markets of many countries, including the United States, causing a significant deceleration of economic activity during a portion of 2020. This slowdown reduced production, decreased the level of trade, and led to widespread corporate downsizing, causing a sharp increase in unemployment in 2020 from which the economy is still recovering.. The continued impact of this pandemic on the U.S. and world economies is uncertain and these adverse impacts could worsen, impacting all segments of the global economy, and result in a significant recession or worse.

Our business has been adversely affected by the COVID-19 pandemic and the global response. The Company and its customers’ businesses were classified as “essential” businesses in most of the jurisdictions in which we operate, permitting us to continue operations in most of our markets when COVID-19-related shutdowns occurred during 2020. However, there can be no assurance that our operations will continue to be classified as “essential” in the future, or that we will not voluntarily limit or cease operations in one or more of our markets if we believe it is in our best interest. For example, during portions of March, April and May of 2020, we saw a temporary but significant reduction in activity in our branches located in seven states and the Bay Area of California, which collectively accounted for 10% of our net revenue during the year ended December 31, 2019. The reduced activity in these areas was attributable to construction being temporarily deemed non-essential during that time period. While operations have resumed to normal levels in all of these areas, future mandatory shutdowns or reductions in operations could have a material adverse effect on our business. During 2020, we laid off or furloughed approximately 600 employees in areas where construction was not deemed “essential.” We have since rehired or brought back substantially all of those employees, but we may need to layoff or furlough other employees in the future. Any employee layoffs or furloughs associated with future branch closures or slowdowns are assumed to be temporary in nature but could result in long-term labor shortages in certain markets if we cannot rehire these employees once operations resume.

While the U.S. housing industry has quickly rebounded from the initial onset of the pandemic in 2020, the COVID-19 pandemic may have a material adverse impact on our customers and the homebuilding industry in the future, as it has reduced employment levels and may adversely affect consumer spending or consumer confidence, which would typically decrease demand for homes. In the commercial sector, we have experienced delays in the onset of certain large-scale infrastructure programs due to declining need for such structures and/or project funding declines. Commercial projects could decline in the future if consumer behaviors change in the wake of COVID-19 disruptions to the economy and changes to our general ways of life. For example, reduced demand for office buildings, decreased airport traffic or decreased usage of sports arenas could impact our commercial end market.

The industry is currently experiencing manufacturer supply constraints for many of the materials we install due to an unanticipated increase in demand as well as manufacturing curtailments due to COVID-19. These factors have affected our ability to complete installation work for certain customers during 2021 and have also required us to source many of the materials we install from distributors and retail outlets at a premium. These higher costs have had an adverse impact on our financial condition, operating results and cash flows. For example, we estimate our cost of sales for the six months ended June 30, 2021 are approximately $5.0M higher than they would have been if we purchased these materials through regular channels. We anticipate this trend of higher materials costs as a result of disruptions caused by the COVID-19 pandemic to continue for the foreseeable future.

Our management is focused on mitigating the impact of COVID-19 on our business and the risk to our employees, which has partially diverted management’s attention away from normal business operations. Additionally, we have taken a number of precautionary measures intended to mitigate the impact of COVID-19 on our business and the risk to our employees, including increasing the frequency of regular cleaning and disinfecting processes at our facilities, adhering to social distancing protocols, limiting the number of workers on jobsites, temporarily suspending non-essential air travel and periodically allowing employees to work remotely when possible, which could adversely affect our business. Despite these measures, our key management personnel and/or a portion of our installer base could become temporarily or permanently incapacitated by COVID-19 or related complications. This could result in a material adverse impact on our business, financial condition, operating results and cash flows. While these and other measures we may take are believed to be temporary, they may continue until the pandemic is contained or indefinitely and could increase costs and amplify existing risks or introduce new risks that could adversely affect our business, including, but not limited to, internal controls and cybersecurity risks.

Considerable uncertainty still surrounds COVID-19 and its potential effects, and the extent of and effectiveness of any responses taken on a local, national and global level. To date, vaccines have been developed and treatments have improved, but it is too soon to know if they will protect against a worsening of the pandemic due to new variants of the virus or other factors, or to prevent COVID-19 from becoming endemic. While we expect the COVID-19 pandemic and related events may have a negative effect on us in the future, the full extent and scope of the impact on our business and industry, as well as national, regional and global markets and economies, depends on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic, additional government actions taken in response to the pandemic, the impact on construction activity and demand for homes (based on employment levels, consumer spending and consumer confidence). Accordingly, our ability to conduct our business in the manner previously or currently expected could be materially and negatively affected, any of which could have a material adverse impact on our business, financial condition, operating results and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the stock repurchase activity, including shares surrendered by employees in connection with restricted stock awards, for the three months ended June 30, 2021:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
April 1 - April 30, 2021	43,243	$128.39	—	—
May 1 - 31, 2021	—	—	—	—
June 1 - 30, 2021	—	—	—	—
	43,243	$128.39	—	$100.0	million

(1)Represents shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 160,880 shares of restricted stock awarded under our 2014 Omnibus Incentive Plan.
(2)On February 26, 2018, our board of directors authorized a $50 million stock repurchase program effective March 2, 2018 and on October 31, 2018, our board of directors approved an additional stock repurchase program, effective November 6, 2018, pursuant to which we may purchase up to an additional $100 million of our outstanding common stock. On February 20, 2020, our board of directors approved extending the current stock repurchase program to March 1, 2021. On February 22, 2021, our board of directors authorized an extension of our stock repurchase program through March 1, 2022 and concurrently authorized an increase in the total amount of our outstanding common stock we can purchase up to

$100.0 million. As a result of this extension, we have $100.0 million remaining on our stock repurchase program as of the date of filing of this Form 10-Q. For further information about our stock repurchase program, see Note 11, Stockholder's Equity. We did not repurchase any shares under our stock repurchase program during the six months ended June 30, 2021.
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

101**
The following financial statements from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*    Filed herewith.
**    Submitted electronically with the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2021

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer