Form 10-K
period 2021-12-31
Installed Building Products, Inc.
filed 2022-02-24
CIK 1580905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021
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
___________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒        No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2021 was $2,891,660,953.
On February 17, 2022, the registrant had 33,271,659 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

i

Information Regarding Forward-Looking Statements and Risk Factors Summary
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market and the commercial market, industry conditions, our financial and business model, payment of dividends, the impact of COVID-19 on our business, end markets, and financial results, our efforts to navigate the material pricing environment, our ability to increase selling prices, supply chain and material constraints, our material and labor costs, demand for our services and product offerings, expansion of our national footprint and diversification, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability and expectations for demand for our services and our earnings in 2022. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, the duration, effect and severity of the COVID-19 crisis; any recurrence of COVID-19, including through any new variant strains of the virus, and the related surges in positive COVID-19 cases; vaccination rates; the adverse impact of the COVID-19 crisis on our business and financial results, our supply chain, the economy and the markets we serve, as well as the factors discussed in the “Risk Factors” section of this Form 10-K, as the same may be updated from time to time in our subsequent filings with the Securities and Exchange Commission ("SEC"). Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.

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
•scrutiny and expectations from stakeholders regarding our environmental, social and governance ("ESG") practices;
•the COVID-19 pandemic and its effect on our business;
•our exposure to severe weather conditions;
•disruptions in our information technology systems, including cybersecurity incidents;
•inability to continue to successfully expand into new products or geographic markets;
•inability to successfully acquire and integrate other businesses;
•inability to successfully expand into the commercial construction market or other lines of business;
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
•additional factors discussed under Item 1, Business; Item 1A, Risk Factors; and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K; and
•other factors that the Company may not have currently identified or quantified.
ii

PART I
Item 1.    Business
OUR COMPANY
Installed Building Products, Inc. (“IBP”) and its wholly-owned subsidiaries (collectively referred to as the “Company” and “we,” “us” and “our”) primarily install insulation for residential and commercial builders located in the continental United States. We are also a diversified installer of complementary building products including waterproofing, fire-stopping, fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving and mirrors and other products.
We offer our portfolio of services from our national network of over 210 branch locations serving all 48 continental states and the District of Columbia. The vast majority of our sales are derived from the service-based installation of various products in the residential new construction, repair and remodel and commercial construction end markets. Each of our branches has the capacity to serve all of our end markets. We believe we have the number one or two market position for new single-family insulation installation in more than half of the markets in which we operate based on permits issued in those markets. We are committed to delivering quality installation with a commitment to safety, corporate social responsibility and total customer satisfaction.
IBP was formed as a Delaware corporation on October 28, 2011, however our business began in 1977 with one location in Columbus, Ohio. In the late 1990s, we began our acquisition strategy with the goal of creating a national platform and have grown to become one of the nation's largest installers of insulation in the residential new construction market. Since 1999, we have successfully completed and integrated over 180 acquisitions, which has allowed us to generate significant scale and to diversify our product offerings while expanding into some of the most attractive new construction markets in the United States. We believe we are well positioned to continue to profitably grow our business due to our strong balance sheet, liquidity and acquisition strategy. For a further discussion of our industry and trends affecting our industry, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition, "Key Factors Affecting our Operating Results" in this Form 10-K.
OUR OPERATIONS
We manage all aspects of the installation process for our customers, from our direct purchase and receipt of materials from national manufacturers to our timely supply of materials to job sites and quality installation. Installation of insulation is a critical phase in the construction process, as certain interior work cannot begin until the insulation phase passes inspection.
Our business model is differentiated and creates value by streamlining the typical value chain. In a typical building products value chain, manufacturers rely on multiple distributors to purchase product. Distributors serve multiple wholesale and retail accounts who in turn sell to local contractors that perform the installation. We buy most of the products that we use in our business direct from manufacturers which are delivered to our local installation operations.
Insulation
Overview
We are a provider of energy efficiency solutions to our customers through our primary line of business of installing insulation. Insulation installation comprised approximately 64% of our net revenue of $2.0 billion, $1.7 billion and $1.5 billion for the years ended December 31, 2021, 2020 and 2019, respectively. We handle every stage of the installation process, including material procurement, project scheduling and logistics, multi-phase professional installation, quality inspection, waste management and recycling.
Insulation Materials
We offer a wide range of insulation materials consisting of:
•Fiberglass and Cellulose Insulation – Fiberglass insulation is made of fibrous glass that is held together by a thermoset resin creating insulating air pockets. It is typically comprised of an average of 50% recycled material, with some products containing up to 80% recycled material. It is primarily available in two forms: batts (also referred to as blankets) and loosefill (also referred to as blown in). Fiberglass is the most widely used residential insulation material in the United States. Cellulose insulation is made primarily of waste paper and cardboard and has a composition of at least 75% recycled content. Cellulose is only available in loosefill form and is blown into the structure with specialized equipment. Fiberglass and cellulose insulation accounted for approximately 85% of our insulation sales for the year ended December 31, 2021.
•Spray Foam Insulation – Spray foam insulation, which is generally a polyurethane foam, is applied at a job site by mixing two chemical components together in specialized application equipment. While typically having the highest insulating value per inch and sealing effectiveness of all insulation materials that we offer, spray foam is also typically the most expensive on an installed basis. Spray foam insulation accounted for approximately 15% of our insulation sales for the year ended December 31, 2021.
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
Waterproofing
Some of our locations install waterproofing, caulking and moisture protection systems for commercial and industrial construction projects. We offer a variety of waterproofing options, including, but not limited to, sheet and hot applied waterproofing membranes, deck coating systems, bentonite systems and air & vapor systems. The installation and service of waterproofing comprised approximately 7% of our net revenue for the year ended December 31, 2021.
Shower Doors, Closet Shelving and Mirrors
Some of our locations install a variety of shower enclosures, ranging from basic sliding door designs to complex custom designs. We have the ability to meet our customers’ diverse needs by customizing shower enclosures by size and style according to their specifications, including framing, hardware and glass options. We design and install closet shelving systems in select markets utilizing some of the highest quality products available from national brands. We also offer standard and custom designed mirrors for our customers. Shower doors, closet shelving and mirror installations comprised approximately 7% of our net revenue for the year ended December 31, 2021.
Garage Doors
Some of our locations install and service garage doors and openers for new residential construction builders, homeowners and commercial customers. We offer a variety of options from some of the best-known garage door brands. We offer steel, aluminum, wood and vinyl garage doors as well as opener systems. Unlike the other products we install, the garage door business has an ongoing aftermarket service component, which represented approximately one-quarter of the net revenue resulting from garage doors for the year ended December 31, 2021. The installation and service of garage doors comprised approximately 5% of our net revenue for the year ended December 31, 2021.
Rain Gutters
Some of our locations install a wide range of rain gutters, which direct water from a home’s roof away from the structure and foundation. Rain gutters are typically constructed from aluminum or copper and are available in a wide variety of colors, shapes and widths. They are generally assembled on the job site using specialized equipment. The installation of rain gutters comprised approximately 4% of our net revenue for the year ended December 31, 2021.
Fire-stopping and Fireproofing
Some of our locations install fire-stopping systems, including fire-rated joint assemblies, perimeter fire containment, and smoke and fire containment systems. Fire-stopping is a passive fire protection approach that relies on compartmentalization of various building components, including fire-rated walls, joints, and floors. The installation of these products collectively comprised approximately 3% of our net revenue for the year ended December 31, 2021.
Window Blinds
Some of our locations install different types of window blinds, including cordless blinds, shades and shutters. The installation of window blinds comprised approximately 3% of our net revenue for the year ended December 31, 2021.
Other Building Products
Some of our locations install other complementary building products, none of which is an individually significant percentage of net revenue. Installation of other building products comprised approximately 7% of our net revenue for the year ended December 31, 2021.
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
Experienced sales and service professionals are important to our customer growth and increasing our profitability. Retaining and motivating local employees has been an important component of our acquisition and operating strategies. As of December 31, 2021, we employed approximately 700 sales professionals and our sales force has spent an average of approximately ten years with our operations. The local sales staff, which is generally led by the branch manager, is responsible for maintaining relationships with our customers. These local teams work diligently to increase sales by supporting our existing customers with excellent service and value while also pursuing new customers with competitive offerings. In addition to the efforts of our sales staff, we market our product and service offerings on the internet, in the local yellow pages, on the radio and through advertisements in trade journals. We primarily conduct our marketing using local trademarks and trade names.
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

Diversified product lines, end markets and geographies. Diversifying our product line offerings provides us opportunity to increase sales to end customers and leverage our branch costs to improve profitability. We continue to generate revenue synergies by taking advantage of cross-selling opportunities with our existing customers in markets where we install multiple products. We have successfully diversified our product offering from the year ended December 31, 2013, when insulation installation comprised approximately 74% of revenues, to the year ended December 31, 2021, where it comprised 64% of revenues. We service the residential new construction and repair and remodel markets, both of which consist of single-family and multi-family dwellings, as well as the commercial construction market. We have diversified our end customer demographic from the year ended December 31, 2013, when revenue from the commercial end market comprised approximately 11% of revenues, to the year ended December 31, 2021 where it comprised 17% of revenues. Our growing exposure to commercial end markets diversifies our customer base and makes our business less dependent on residential new construction. Commercial construction is also driven by longer term projects which tends to provide greater revenue visibility. In periods of declining insulation installation volumes, our sales force is able to leverage our diversity of products and reduce the impact of lost insulation sales by growing sales of complementary building products, further enhancing our ability to perform. Our national geographic footprint provides us a balanced business not concentrated in any single region.
Engaged employees. We offer competitive benefits to our employees to ensure an engaged workforce. In addition to offering certain benefits to most employees, including medical insurance, 401k and paid time off benefits, we also offer longevity stock awards, financial wellness training and savings matching in order to recruit and retain employees. Our retention efforts have reduced our employee turnover to a level below industry averages. Opportunity for professional growth, training and advancement are strongly encouraged. We focus on the well-being of our employees through our Positive Production Program. This micro-video program is designed to help employees thrive in all aspects of life through learning and practicing research-backed physical, intellectual and emotional skills. Engaged, long-tenured employees benefit our business by being highly skilled and efficient, which drives profitability and encourages repeat business and customer loyalty. Higher employee retention also benefits our business through lower recruitment and training expense. We also consider safety and risk management to be a core business objective. Significant staffing, funding and other resources are allocated to our management systems that enhances safety and quality for our employees and our customers. Our branch managers are held accountable for the safety of employees and quality of workmanship at their locations. We provide our employees with ongoing training and development programs necessary to improve safety performance and work quality. Our regional managers, local branch managers and sales force have significant experience in the industry and have spent an average of more than 11 years with our operations. We also created the Installed Building Products Foundation in 2019 as a separate, not-for-profit organization to help support our employees for their education, financial and philanthropic needs.
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
Well established relationships with suppliers. We have strong long-standing relationships with many of the manufacturers of the materials we use in our business, including the largest manufacturers of fiberglass and spray foam. The fiberglass insulation manufacturing market is highly consolidated and primarily served by four major manufacturers. We buy significant volume from all four manufacturers and have relationships with each company spanning more than two decades. Our national scale allows us to purchase volumes that account for a meaningful portion of the production for these suppliers allowing them to better plan their production schedules. Our relationships and purchasing power often allow us to negotiate preferred material supply terms and to keep purchases through distribution and retail to a minimum, giving us an advantage over our competitors.

Highly experienced and incentivized management team. Our senior management team (Chief Executive Officer, Chief Financial Officer and Chief Operating Officer) have been directing our strategy on average for over two decades. This team has led us through multiple housing industry cycles, providing valuable continuity and a demonstrated ability to improve operations and grow our business both organically and through acquisitions.
BUSINESS STRATEGY
We believe our geographic footprint, long-standing relationships with national insulation manufacturers, streamlined value chain and proven track record of successful acquisitions provides us with opportunities for continued growth in our existing markets and expansion into new markets. We believe our continued emphasis on expanding our product offering, further expansion into the commercial construction market and other lines of business, and targeting geographies where we look to grow market share will reduce potential future cyclicality of our operations. Our current strategic objectives include:
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
•pursue value enhancing acquisitions in markets we currently serve as well as markets that are new to us by continuing our disciplined approach to valuations and pricing. We will continue to be selective in identifying acquisition targets at attractive multiples. We target profitable markets and companies with strong reputations and customer bases. As part of our acquisition strategy, we seek to maintain the management teams of the companies we acquire as well as retain their local branding, which further reduces associated risk; and
•we integrate new acquisitions quickly and seamlessly into our corporate infrastructure, including our accounting and employee systems. In addition, we utilize our internal software technology, jobCORE, to integrate most acquired operations and provide in-depth branch-level operational and financial performance data. We realize near term margin enhancement and revenue growth at acquired branches by applying our national buying power and leveraging relationships with large national homebuilders.
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

However, we can provide no assurance that the positive trends reflected in our recent financial and operating results will continue in 2022.
TRENDS IN THE MARKETPLACE
Our business relies on various market factors, one of which is residential housing demand. Following the late 2000s recession in the U.S. economy, housing starts dropped well below historical averages. Rates have since returned to early 2000s levels, with 1.6 million non-seasonally adjusted starts in 2021, and another 1.6 million starts forecasted for 2022 according to Wolters Kluwer’s Blue Chip Economic Indicators January 2022 forecast. We expect to benefit from the recent growth in single-family new residential construction. Commercial demand saw the least amount of growth of the end markets we serve due to impacts from the COVID-19 pandemic ("COVID-19"). However, we expect this sector to recover in 2022 with building starts forecasted to be above pre-pandemic 2019 investment dollars, increasing 12% over 2020 according to Dodge Data & Analytics.
Inflation can adversely affect us by increasing the costs of materials, labor and interest rates which in turn can have a negative impact on housing affordability. Inflation in the United States was 7% in 2021, the highest rate since 1982. While mortgage rates were relatively steady throughout most of 2021, rates began to trend upward in December 2021 and have continued that trend in 2022. Additionally, the Federal Reserve has signaled that it plans to begin raising the federal funds rate which in turn will cause mortgage interest rates to rise further. Higher material costs contributed to a lower gross margin in the year ended December 31, 2021, but we are unable to determine how much of the impact was related to inflation due to the supply chain issues that persist.
COVID-19 IMPACTS
In December 2019, a novel strain of coronavirus surfaced in Wuhan, China. Since then, the virus has spread globally, including to the United States. In response, the World Health Organization declared the situation a pandemic and the U.S. Secretary of Health and Human Services declared a public health emergency. The COVID-19 pandemic has caused significant volatility, uncertainty and economic disruption. Many public health organizations and international, federal, state and local governments implemented measures to combat the spread of COVID-19 at various times since the beginning of the pandemic. Some of these measures included quarantines, vaccine and/or masking requirements, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. There is still significant uncertainty surrounding the duration and scope of the pandemic, as well as its continued impact on the economy. We cannot predict if federal, state and local governments will implement additional restrictions, when restrictions currently in place will expire or whether restrictions currently in place will become more limiting.
While the COVID-19 pandemic and related events will likely have a negative effect on us in 2022, the full extent and scope of the impact on our business and industry, as well as national, regional and global markets and economies, depends on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic, additional government actions taken in response to the pandemic, the impact on construction activity and demand for homes (based on employment levels, inflation, consumer spending and consumer confidence). The fast recovery in residential housing demand helped offset prolonged impacts of the pandemic already experienced. In the commercial sector, we have experienced delays in the onset of certain large-scale infrastructure programs due to declining need for such structures and/or project funding declines. Commercial spending rose in 2021, but remains below 2019 levels. Commercial projects could decline in the future if consumer behaviors change in the wake of COVID-19 disruptions to the economy and changes to our general ways of life. For example, reduced demand for office buildings and/or educational facilities, decreased airport traffic, or decreased usage of sports arenas or similar commercial structures could continue to impact our commercial end market.
Our management remains focused on mitigating the impact of COVID-19 on our business and the risk to our employees and customers. We have taken a number of precautionary measures intended to mitigate these risks. We follow all masking requirements imposed by authorities, most of which have had no adverse effects on our business since wearing protective equipment in the process of completing our installation work is already a common practice in our industry. We have also taken advantage of available technologies which allow some employees the ability to work remotely from home. We comply with regulations from federal, state and local government agencies. Certain protocols have evolved throughout 2021 as vaccines have become available and guidelines from public health authorities such as the Centers for Disease Control are updated. We are prepared to take additional actions if necessary as suggested or required by various health agencies.
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
Our corporate office has been fully operational throughout the pandemic. As such, we have made no modifications to internal controls over financial reporting and have confidence controls are operating as designed. We have enhanced our efforts to mitigate cyber threats and phishing, given some employees are still working remotely. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact of their design and operating effectiveness.
We expect some impact from the pandemic to our earnings, financial position and cash flows to continue in 2022, however there is much uncertainty surrounding the estimated magnitude of these impacts. We estimate limited impact to our Consolidated Balance Sheets other than a potential reduction in working capital due to the possibility of reduced net revenue and net income. Trade accounts receivable may also be reduced somewhat by lower net revenue and a higher allowance for credit losses due to enhanced risk of collectibility from some customers, although we have not seen a significant impact to date. We anticipate revenue and net income may continue to be negatively impacted into 2022 due to supply constraints and/or material price increases ultimately stemming from the effects of the pandemic, as well as other factors such as high demand for housing. While our cash from operations may decline over recent performance due to a decrease in expected net income driven by lower net revenue, we do not anticipate any issues meeting debt obligations or making timely payments to vendors given our strong liquidity and large cash reserves. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity and Capital Resources" below for further information. Given the continued uncertainty created by the COVID-19 pandemic and its potential effects, it is not possible to estimate the full, adverse impact to our future 2022 sales or other financial results at this time.
SAFETY AND QUALITY CONTROL
Our quality control process starts with the initial proposal. Our sales staff and managers are knowledgeable about our service offerings and scope of work. They are trained on manufacturers’ guidelines as well as state and local building codes. Our quality control programs emphasize onsite inspections, training by manufacturers and various certification programs.
We consider safety and risk management to be a core business objective and require our installers to wear personal protective equipment in the process of completing their work. Each year, we allocate significant staffing, funding and resources to our management systems that directly impact safety. We have strong workplace safety measures, including Safety Wanted 365, an initiative focused on creating a safer working environment to reduce job site injuries for both our employees and other jobsite personnel through year-round education and training. Additionally, our branch managers are held accountable for the safety of employees and quality of workmanship at their locations.
We track all incidents that occur on our job sites that could result in injury, including minor incidents that may not require first aid or medical treatment. We use this incident information to continually refine and develop our safety training programs for new hires and the continual training and safety knowledge throughout employment at IBP. We believe these programs are having a benefit on the safety and physical well-being of our employees. Although total hours worked increased 11% from 2019 to 2021, OSHA-defined incidents increased by only 4% during the same period, resulting in a decline in incident rate per hours worked of 6%. We also reported a 15% drop in severe incidents and OSHA reportable incidents from 2019 to 2021, had only 11 severe incidents in 2021 and the incident per hour worked dropped 23%. We had zero fatalities in 2019, 2020 and 2021, and are continually finding ways to improve our practices throughout the organization in order to improve the health and safety of our workforce.
CUSTOMERS
We serve a broad group of national, regional and local homebuilders, multi-family and commercial construction firms, individual homeowners and repair and remodeling contractors. Our top ten customers, which are primarily a combination of national and regional builders, accounted for approximately 15% of net revenue for the year ended December 31, 2021. We install a variety of products in multiple markets for our largest customers, further diversifying our relationship with them. For example, our largest customer is independently serviced by 70 different IBP branches nationwide despite representing approximately 5% of net revenue for the year ended December 31, 2021. While our largest customers are homebuilders, our customer base is also diverse. We work on a range of commercial projects including office buildings, airports, sports complexes, museums, hospitals, hotels and educational facilities. Of our top 20 customers, 17 represent homebuilders and the remaining three represent commercial customers. We have long-term relationships with many of our customers and have served each of our top ten customers for more than a decade.

BACKLOG
For contracts that are not complete at the reporting date, we recognize revenue over time utilizing a cost-to-cost input method. When this method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. The costs of earned revenue include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Backlog represents the transaction price for contracts for which work has not been performed and excludes unexercised contract options and potential modifications. Backlog is not a guarantee of future revenues as contractual commitments may change. There can be no assurance that backlog will result in revenues within the expected timeframe, if at all. We estimate backlog was $143.2 million as of December 31, 2021 and we estimated it to be $78.5 million as of December 31, 2020.
SUPPLIERS
We have long-term relationships with many of our suppliers, and we purchase from manufacturers whenever possible to streamline the typical supply chain. As one of the largest purchasers of insulation in the United States, we believe that we maintain particularly strong relationships with the largest manufacturers of the products we use in our business. The proximity of certain of our branch locations to insulation manufacturers’ facilities provides additional mutual benefits, including opportunities for cost savings and joint planning regarding future production. Due to the limited number of large fiberglass insulation manufacturers, our three largest suppliers in the aggregate accounted for approximately 33% of all material purchases for the year ended December 31, 2021. We also believe that we maintain good relationships with suppliers of the non-insulation products we install. We have found that using multiple suppliers ensures a stable source of materials and favorable purchasing terms as suppliers compete to gain and maintain our business. In addition, our national purchasing volumes provide leverage with suppliers as we pursue additional purchasing synergies. The industry is currently experiencing manufacturer supply constraints for some of the materials we purchase due to an unanticipated increase in demand as well as global supply chain bottlenecks caused by manufacturing curtailments due to COVID-19. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Key Factors Affecting our Operating Results" for more information.
SEASONALITY
We typically have higher sales during the second half of the year as our homebuilder customers complete construction of homes placed under contract for sale in the traditionally stronger spring selling season. In addition, some of our larger branches operate in states impacted by winter weather and, as such, experience a slowdown in construction activity during the first quarter of the calendar year. This winter slowdown contributes to traditionally lower sales and profitability in our first quarter. As a result of the aforementioned material supply constraints, some jobs may be temporarily delayed, resulting in lower revenue in the first and/or second quarters of 2022 than we would normally expect. While we anticipate this will not have a significant effect on our business, we cannot predict the full impact on our results of operations at this time.
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

HUMAN CAPITAL RESOURCES
As of December 31, 2021, we had approximately 9,500 employees, consisting of approximately 6,700 installers, approximately 700 sales professionals, approximately 600 production personnel and approximately 1,500 administrative and management personnel. Less than 4% of our employees are covered under collective bargaining agreements. We have never experienced a work stoppage or strike, and we believe that we have good relationships with our employees.
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
We respect and support the diversity of all people within our workforce. We are committed to diversity, equity and inclusion ("DE&I") practices and maintaining workplaces free from discrimination and harassment on the basis of race, color, age, religion, sex, national origin, ancestry, gender, sexual orientation, gender identification, disability, military status, veteran status, or any other status protected by law. We are proud of our strong and diverse workforce. Our Hispanic/Latino diversity outpaces the construction industry average, according to the Bureau of Labor Statistics, and our workforce as a whole is comprised of over 50% ethnic minorities. In addition, based on gender, racial, ethnic and orientation diversity, 50% of our board of directors is diverse, which helps drive our strategies for an inclusive workplace. We are committed in policy and practice to providing equal employment opportunities for all applicants and employees based upon their training, experience, and overall qualifications. Employees across all our branches are invited to participate in our regional and national DE&I committees to determine the standards for how employees should interact with one another and their communities. We do not tolerate inappropriate behavior or harassment.
The health and safety of our employees is of primary importance. See “Safety and Quality Control” above for details on our policies and practices. Our policy is designed to protect against accidents, injuries, and illnesses, in compliance with applicable safety and health laws and regulations. In response to the COVID-19 pandemic, we implemented enhanced safety protocols to protect our employees’ health and well-being, and to comply with regulations from federal, state and local government agencies. Certain protocols evolved throughout 2021 as vaccines became available and guidelines from public health authorities such as the Centers for Disease Control were updated. See “COVID-19 Impacts” above for more information.
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

ENVIRONMENTAL, SOCIAL AND REGULATORY MATTERS
As part of our commitment to socially responsible corporate practices, we expanded our Environmental, Social, and Governance ("ESG") efforts by releasing our inaugural ESG report in 2021. This ESG report outlines our sustainability targets and objectives and can be found on our corporate website at https://installedbuildingproducts.com/sustainability. The contents of our website are not incorporated by reference in, or otherwise made a part of, this Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
Insulation is a critical component in reducing energy usage and greenhouse gas emissions. The Department of Energy, or DOE, states that over half of the energy used in the average American home is for heating and cooling due to many homes not having proper insulation. Per an insulation fact sheet provided by the DOE, inadequate insulation and air leakage are leading causes of energy waste in most homes. Through insulating homes and commercial structures, our industry promotes energy efficiency. Our loose-fill cellulose insulation is manufactured from recycled waste paper and our fiberglass insulation is made from recycled glass which helps reuse resources and reduce our global carbon footprint.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public on the SEC’s website at http://www.sec.gov. Our corporate website is located at http://www.installedbuildingproducts.com, or http://www.ibp.com, and our investor relations website is located at http://investors.installedbuildingproducts.com. Copies of our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material with or furnish it electronically to the SEC.
We webcast our earnings calls and post the materials used in meetings with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events and press and earnings releases on our investor relations website. We have used, and intend to continue to use, our investor relations website as a means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our website are not incorporated by reference in, or otherwise made a part of, this Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
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
For a summary of the following risks, please see "Information Regarding Forward-Looking Statements and Risk Factors Summary" which appears immediately prior to Item 1, Business, of this Form 10-K.
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
•general economic conditions, including in the markets in which we compete; and
•pandemics, natural disasters, war, acts of terrorism and response to these events.
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
In 2021, the U.S. Census Bureau reported an estimated 1.6 million non-seasonally adjusted total housing starts, up from 1.4 million starts in 2020. Despite the increase, any future decline in new home construction and resulting product demand levels may materially adversely affect our business, financial condition, results of operations and cash flows. In particular, increases in mortgage interest rates and rising home prices, along with other economic factors, may lead to a decline in the home construction market. The demand for residential construction could be negatively impacted if the number of renting households increases, as we have seen in the recent past, or by a shortage in the supply of affordable housing which could result in lower home ownership rates. Demand can also be negatively impacted by changing consumer tastes and demographic changes.
Other factors that might impact growth in the homebuilding industry include: uncertainty in financial, credit and consumer lending markets amid slow growth or recessionary conditions; levels of mortgage repayment; limited credit availability; federal and state personal income tax rates and changes to the deductibility of certain state and local taxes; Federal Reserve policy changes; shortages of suitable building lots in many regions; shortages of experienced labor; soft housing demand in certain markets; and rising materials prices. Given these factors, we can provide no assurance that present growth trends will continue, whether overall or in our markets. The economic downturn in 2007-2010 severely affected our business. Another reduction in housing demand in the future could have a similar effect on our business.
Our business relies on commercial construction activity, which has faced significant challenges and is dependent on business investment.
A portion of the products we sell are for the commercial construction market. If this market does not grow in the future, the growth potential of our business, and our financial condition, results of operations and cash flows could be adversely affected. The commercial construction market, as measured by investment dollars, increased 8% in 2021 from 2020. However, this market has not rebounded from the pandemic as quickly as the new residential market as investment dollars in 2021 were below 2019 levels.

According to Dodge Data & Analytics, commercial building starts in 2022, measured by investment dollars, are expected to increase 12% from 2021 while institutional building starts (a subset of the nonresidential construction market in which we participate) are expected to increase 6% from 2021.
The strength of the commercial construction market depends on business investment which is a function of many national, regional and local economic conditions beyond our control, including capital and credit availability for commercial construction projects, material costs, interest rates, employment rates, demand for office space due to COVID-19-related changes in employment practices, vacancy rates, labor and healthcare costs, fuel and other energy costs and changes in tax laws affecting the real estate industry. Adverse changes or continued uncertainty regarding these and other economic conditions could result in a decline or postponement in spending on commercial construction projects, which could adversely affect our financial condition, results of operations and cash flows.
Weakness in the commercial construction market would have a material adverse effect on our business, financial condition and operating results. Continued uncertainty about current economic conditions will continue to pose a risk to our businesses that serve the non-residential markets. If participants in these industries postpone spending in response to tighter credit, negative financial news and declines in income or asset values or other factors such as unfavorable news surrounding the COVID-19 pandemic, this could have a material negative effect on the demand for our products and services and on our business, financial condition and results of operations.
A decline in the economy and/or a deterioration in expectations regarding the housing market or the commercial construction market could cause us to record significant non-cash impairment charges, which could negatively affect our earnings and reduce stockholders’ equity.
We review our goodwill for impairment annually during the fourth quarter. We also review our goodwill and other intangible assets when events or changes in circumstances indicate the carrying value may not be recoverable. In doing so, we either assess qualitative factors or perform a detailed analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We did not record any goodwill impairment charges in 2021, 2020, or 2019; however, a decline in the expectation of our future performance, a decline in our market capitalization, deterioration in expectations regarding the general economy and/or the timing and the extent of new home construction, home improvement and commercial construction activity may cause us to recognize non-cash, pre-tax impairment charges for goodwill or other long-lived assets, which are not determinable at this time. In addition, as a result of our acquisition strategy, we have recorded goodwill and may incur impairment charges in connection with prior and future acquisitions. If the value of goodwill or other intangible assets is impaired, our earnings and stockholders’ equity would be adversely affected. As of December 31, 2021, we had goodwill and other intangible assets in an aggregate amount of $586.9 million, or approximately 36% of our total assets, which is in excess of our stockholders’ equity.
Our industry is highly fragmented and competitive, and increased competitive pressure may adversely affect our business, financial condition, results of operations and cash flows.
The building products installation industry is highly fragmented and competitive. We face significant competition from other national, regional and local companies. Any of these competitors may: (i) foresee the course of market development more accurately than we do; (ii) offer services that are deemed superior to ours; (iii) sell building products and services at a lower cost; (iv) develop stronger relationships with homebuilders and suppliers; (v) adapt more quickly to new technologies, new installation techniques or evolving customer requirements; or (vi) have access to financing on more favorable terms than we can obtain in the market. As a result, we may not be able to compete successfully with them. If we are unable to compete effectively, our business, financial condition, results of operations and cash flows may be adversely affected.
In the event that increased demand leads to higher prices for the products we use in our business, we may have limited, if any, ability to pass on price increases in a timely manner or at all due to the fragmented and competitive nature of our industry. Residential homebuilders have, in the past, placed pressure on their suppliers to keep prices low, also contributing to the possibility of not being able to pass on price increases.
Product shortages or the loss of key suppliers could affect our business, financial condition, results of operations and cash flows.
Our ability to offer a wide variety of products to our customers depends on our ability to obtain adequate product supply from manufacturers. We do not typically enter into long-term agreements with our suppliers but have done so from time to time, including in 2018 when we entered into a contract to provide a portion of the insulation materials we utilize across our businesses during 2019, 2020 and 2021. At this time, we do not have any agreements that exceed a one-year commitment in 2022. We have certain agreements that do not qualify as supply agreements due to a lack of a fixed price and/or lack of a fixed and determinable purchase quantity, but nonetheless may require us to purchase certain of our products from certain vendors, depending on the specific circumstances. Generally, our products are available from various sources and in sufficient quantities to meet our operating needs. However, the loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our business, financial condition, results of operations and cash flows. Historically, unexpected events, such as incapacitation of supplier facilities due to extreme weather or fire, have temporarily reduced manufacturing capacity and production. The industry is currently experiencing manufacturer supply constraints for some of the materials we use in our business due to an unanticipated increase in demand as well as global supply chain bottlenecks caused by manufacturing curtailments due to COVID-19. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Key Factors Affecting our Operating Results" for more information. In addition, during prior economic downturns in the housing industry, manufacturers have reduced capacity by closing plants and production lines within plants. Even if such capacity reductions are not permanent, there may be a delay in manufacturers’ ability to increase capacity in times of rising demand. If the demand for products from manufacturers and other suppliers exceeds the available supply, we may be unable to source additional products in sufficient quantity or quality in a timely manner and the prices for the products that we use in our business could rise. These developments could affect our ability to take advantage of market opportunities and limit our growth prospects. We continually evaluate our supplier relationships and at any given time may move some or all of our purchases from one or more of our suppliers. There can be no assurance that any such action would have its intended effect.
Failure by our suppliers to continue to provide us with products on commercially favorable terms, or at all, could have a material adverse effect on our operating margins, financial condition, operating results and/or cash flows. Our inability to source materials in a timely manner could also damage our relationships with our customers.
Changes in the costs of the products we use in our business, an inability to increase our selling prices or a delay in the timing of such increases can decrease our profit margins.
The principal building products we use in our business have been subject to price changes in the past, some of which have been significant. For example, the industry supply of a portion of the insulation materials we install was disrupted due to historic winter storms in the southern United States during the first quarter of 2021. This event, coupled with other industry impacts such as sudden increased demand, resulted in insulation material allocation throughout the industry and, as a result, increased market pricing which impacted our results of operations in 2021 and will likely impact 2022 as well. Increased market pricing, regardless of the catalyst, could impact our results of operations in the future to the extent that price increases cannot be passed on to our customers. While we continue to work with our customers to adjust selling prices to offset the aforementioned higher costs, there can be no assurance that any such action would have its intended effect. In addition, our results of operations for individual quarterly periods can be, and have been, adversely affected by a delay between when building product cost increases are implemented and when we are able to increase prices for our products and services, if at all. Our supplier purchase prices often depend on volume requirements. If we do not meet these volume requirements, our costs could increase and our margins may be adversely affected. In addition, while we have been able to achieve cost savings through volume purchasing and our relationships with suppliers, we may not be able to continue to receive advantageous pricing for the products that we use in our business, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Increases in union organizing activity and/or work stoppages could delay or reduce availability of products that we use in our business and increase our costs.
Currently, less than 4% percent of our employees are covered by collective bargaining or other similar labor agreements. However, if a larger number of our employees were to unionize, including in the wake of any future legislation that makes it easier for employees to unionize, or if we acquire an entity with a unionized workforce in the future, our business could be negatively affected. Any inability by us to negotiate collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs. If any such strikes or other work stoppages occur, or if other employees become represented by a union, we could experience a disruption of our operations and higher labor costs.
We participate in various multiemployer pension plans under collective bargaining agreements in Washington, Oregon, California and Illinois with other companies in the construction industry. We also participate in various multiemployer health and welfare plans that cover both active and retired participants. These plans cover most of our union-represented employees. If a participating employer stops contributing to the multiemployer plan, the unfunded obligations of the plan may be borne by the remaining participating employers. In addition, if a participating employer chooses to stop participating in these multiemployer plans, the employer may be required to pay those plans a withdrawal liability based upon the underfunded status of the plan.
In addition, certain of our suppliers have unionized workforces and certain of our products are transported by unionized truckers. Strikes or work stoppages could result in slowdowns or closures of facilities where the products that we use in our business are manufactured or could affect the ability of our suppliers to deliver such products to us. Any interruption in the production or delivery of these products could delay or reduce availability of these products and increase our costs.
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
Increasing scrutiny and changing expectations from stakeholders regarding our environmental, social and governance ("ESG") practices may impose additional costs on us or expose us to new or additional risks.
Investor advocacy groups, certain institutional investors, investment funds, lenders and other market participants, shareholders, and customers have focused increasingly on the ESG or “sustainability” practices of companies and have placed increasing importance on the social cost of their investments. If our ESG practices do not meet investor, lender, or other industry stakeholder expectations and standards, which continue to evolve, our access to capital may be negatively impacted based on an assessment of our ESG practices. These limitations, in both the debt and equity markets, may negatively affect our ability to manage our liquidity, our ability to refinance existing debt, grow our businesses, implement our strategies, our results of operations, and the price of our common stock.
We released our inaugural ESG report in 2021. The report includes our policies and practices on a variety of social and environmental matters, including, diversity and inclusion initiatives, training and development programs, and employee health and safety practices as well as other sustainable business practices and environmental targets. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards or targets set forth in the sustainability report could negatively impact our reputation and stock price, employee retention, and the willingness of our customers and suppliers to do business with us.
RISKS TO OUR BUSINESS FROM EXTERNAL THREATS
The COVID-19 pandemic could continue to adversely impact the U.S. economy as well as our business, financial condition, operating results and cash flows.
According to the World Health Organization (“WHO”), in December 2019 China reported a cluster of cases of pneumonia in Wuhan, Hubei Province later identified as a novel strain of coronavirus. In response, the WHO declared the situation a pandemic and the U.S. Secretary of Health and Human Services declared a public health emergency. The COVID-19 pandemic has caused significant volatility, uncertainty and economic disruption. Many public health organizations and international, federal, state and local governments implemented measures to combat the spread of COVID-19 during 2020 and 2021. Some of these measures included restrictions on movement such as quarantines, vaccine and/or masking requirements, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. There is still significant uncertainty surrounding the duration and scope of the pandemic as well as its continued impact on the economy. We cannot predict if federal, state and local governments will implement additional restrictions, when restrictions currently in place will expire or whether restrictions currently in place will become more restrictive.
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
Our business has been adversely affected by the COVID-19 pandemic and the global response. The Company and its customers’ businesses were classified as “essential” businesses in most of the jurisdictions in which we operate, permitting us to continue operations in most of our markets when COVID-19-related shutdowns occurred during 2020. However, there can be no assurance that our operations will continue to be classified as “essential” in the future, or that we will not voluntarily limit or cease operations in one or more of our markets if we believe it is in our best interest. For example, during portions of March, April and May of 2020, we saw a temporary but significant reduction in activity in our branches located in seven states and the Bay Area of California, which collectively accounted for 10% of our net revenue during the year ended December 31, 2019. The reduced activity in these areas was attributable to construction being temporarily deemed non-essential during that time period. While operations have resumed to normal levels in all of these areas, future mandatory shutdowns or reductions in operations could have a material adverse effect on our business. During 2020, we laid off or furloughed approximately 600 employees in areas where construction was not deemed “essential.” We have since rehired or brought back substantially all of those employees, but we may need to layoff or furlough other employees in the future. Any employee layoffs or furloughs associated with future branch closures or slowdowns are assumed to be temporary in nature but could result in long-term labor shortages in certain markets if we cannot rehire these employees once operations resume. During the second half of 2021, new variants of COVID-19 emerged that were more contagious than previous variants and caused some of our local branches to be shut down or operations to be limited. We continue to assess this evolving situation and may adjust our policies and processes to continue to operate effectively.
While the U.S. housing industry quickly rebounded from the initial onset of the pandemic in 2020, the COVID-19 pandemic may have a material adverse impact on our customers and the homebuilding industry in the future. Unemployment levels have stabilized, but inflation has been rising which could raise interest rates and may adversely affect consumer spending or consumer confidence, both of which would typically decrease demand for homes. In the commercial sector, we have experienced delays in the onset of certain large-scale infrastructure programs due to declining need for such structures and/or project funding declines. Commercial spending rose in 2021, but remains below 2019 levels. Commercial projects could decline in the future if consumer behaviors change in the wake of COVID-19 disruptions to the economy and changes to our general ways of life. For example, reduced demand for office buildings, decreased airport traffic or decreased usage of sports arenas could continue to impact our commercial end market.
The industry is currently experiencing manufacturer supply constraints for many of the materials we use in our business due to an unanticipated increase in demand as well as global supply chain bottlenecks as a result of manufacturing curtailments due to COVID-19. These factors affected our ability to complete installation work for certain customers during 2021 and also required us to source many of the materials we install from distributors and retail outlets at a premium. These higher costs had an adverse impact on our financial condition, operating results and cash flows. For example, we estimate our cost of sales for the year ended December 31, 2021 were approximately $8.8 million higher than they would have been if we purchased these materials through regular channels. We anticipate this trend of higher materials costs as a result of disruptions caused by the COVID-19 pandemic to continue into 2022.
Our management is focused on mitigating the impact of COVID-19 on our business and the risk to our employees, which has partially diverted management’s attention away from normal business operations. Additionally, we have taken a number of precautionary measures intended to mitigate the impact of COVID-19 on our business and the risk to our employees, including increasing the frequency of regular cleaning and disinfecting processes at our facilities, adhering to social distancing and mask protocols, limiting the number of workers in a branch or warehouse at any given time and periodically allowing employees to work remotely when possible, which could adversely affect our business. Despite these measures, our key management personnel and/or a portion of our installer base could be unable to work due to sickness or the need to quarantine, or become temporarily or permanently incapacitated by COVID-19 or related complications. This could result in a material adverse impact on our business, financial condition, operating results and cash flows. While these and other measures we may take are believed to be temporary, they may continue until the pandemic is contained or indefinitely and could increase costs and amplify existing risks or introduce new risks that could adversely affect our business, including, but not limited to, internal controls and cybersecurity risks.
Considerable uncertainty still surrounds COVID-19 and its duration and potential effects, as well as the extent of, and effectiveness of, any responses taken on a local, national and global level. To date, vaccines have been developed and treatments have improved, but it is too soon to know if they will protect against a worsening of the pandemic due to new variants of the virus or other factors, or to prevent COVID-19 from becoming endemic. While we expect the COVID-19 pandemic and related events may have a negative effect on us in the future, the full extent and scope of the impact on our business and industry, as well as national, regional and global markets and economies, depends on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic, additional government actions taken in response to the pandemic, the impact on construction activity and demand for homes (based on employment levels, consumer spending and consumer confidence). Accordingly, our ability to conduct our business in the manner previously or currently expected could be materially and negatively affected, any of which could have a material adverse impact on our business, financial condition, operating results and cash flows.
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
In addition, climate change and/or adverse weather conditions, such as unusually prolonged cold conditions, rain, blizzards, hurricanes, earthquakes, fires, other natural disasters, epidemics or other catastrophic events could accelerate, delay or halt construction or installation activity or impact our suppliers. For example, the February 2021 winter storms in the southern United States significantly impacted our operations across the entire state of Texas. The impact of these types of events on our business may adversely impact quarterly or annual net revenue, cash flows from operations and results of operations. Weather is one of the main reasons for annual seasonality cycles of our business, and any adverse weather conditions can enhance this seasonality.
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
In addition to the disruptions that may occur in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems. We have established security policies, processes and defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and information and disruption of our operations. Despite these efforts, our information technology systems, including but not limited to jobCORE, financial systems, Human Resource and payroll systems, fleet management software, and risk management systems may be damaged, disrupted or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings and other costs. Such events could have a material adverse impact on our financial condition, results of operations and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.
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
Generally, we seek to acquire businesses that will complement, enhance, or expand our current business or product offerings, or that might otherwise offer us growth opportunities into new or existing lines of business, including the expansion of our national footprint and end markets. Our business depends in part on our ability to diversify and grow our businesses and also expand the types of complementary building products that we install and sell. Our product and geographic expansion may not be successful and may not deliver expected results, which could negatively impact our future sales and results of operations.
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
•risks associated with new lines of business and business models;
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
Our continued expansion into the commercial construction end market and other new lines of business could affect our revenue, margins, financial condition, operating results and cash flows.
In December 2021, we acquired a new entity with a different business model than our traditional installation business. See Note 19, Subsequent Events in the notes to our financial statements for additional information. This new line of business, our commercial construction end market business and any other future lines of business we may enter or acquire involve competitive, operational, financial and accounting challenges and other risks that differ from our traditional residential installation business. For example, the typical contractual terms and arrangements and billing cycle for the commercial construction end market are different than the residential new construction end market. In addition, our expansion into these businesses may include opening new branches that have higher start-up costs compared to our acquired branches. These factors and any other challenges we encounter could adversely affect our margins, financial condition, operating results and cash flows.
As of December 31, 2021, our estimated backlog associated with the commercial end market was approximately $143.2 million. In accordance with industry practice, many of our contracts are subject to cancellation, reduction, termination or suspension at the discretion of the customer in respect of work that has not yet been performed. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog but instead would collect revenues in respect of all work performed at the time of cancellation as well as all other costs and expenses incurred by us through such date. Projects can remain in backlog for extended periods of time because of the nature of the project, delays in execution of the project and the timing of the particular services required by the project. Additionally, the risk of contracts in backlog being canceled, terminated or suspended generally increases at times, including as a result of periods of widespread macroeconomic and industry slowdown, weather, seasonality and many of the other factors impacting our business. Many of the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. The revenue for certain contracts included in backlog are based on estimates. Therefore, the timing of performance on our individual contracts can affect our margins and future profitability. There can be no assurance that backlog will result in revenues within the expected timeframe, if at all.
Our customers could purchase materials directly from manufacturers or other sources.
We do not have any exclusivity agreements with the manufacturers of the products that we sell. The manufacturers that we acquire products from could decide to invest more resources in selling their own products such as hiring salespeople and building distribution centers. Our ability to grow our business would be impacted and it could negatively affect future net sales and earnings. Additionally, if we are unable to secure favorable arrangements on the products we sell from our suppliers, we may not be able to offer competitive pricing to our customers.
We may be subject to claims arising from the operations of our various businesses for periods prior to the dates we acquired them.
We have consummated over 180 acquisitions. From time to time we are subject to claims or liabilities arising from the ownership or operation of acquired businesses for the periods prior to our acquisition of them, including environmental, employee-related and other liabilities and claims not covered by insurance. Any future claims or liabilities could be significant. Our ability to seek indemnification from the former owners of our acquired businesses for these claims or liabilities may be limited by various factors, including the specific time, monetary or other limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy our indemnification claims. In addition, insurance companies may be unwilling to cover claims that have arisen from acquired businesses or locations, or claims may exceed the coverage limits that our acquired businesses had in effect prior to the date of acquisition. If we are unable to successfully obtain insurance coverage of third-party claims or enforce our indemnification rights against the former owners, or if the former owners are unable to satisfy their obligations for any reason, including because of their financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our financial condition and results of operations.
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
We are subject to product liability, workmanship warranty, casualty, negligence, construction defect, breach of contract and other claims and legal proceedings relating to the products we install or manufacture that, if adversely determined, could adversely affect our financial condition, results of operations and cash flows. We rely on manufacturers and other suppliers to provide us with most of the products we use in our business. Other than for our manufacturer of cellulose insulation, we do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers. As such, we are exposed to risks relating to the quality of such products.
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
We are subject to various federal, state, local and other laws and regulations, including, among other things, worker and workplace health and safety regulations promulgated by the OSHA, employment regulations promulgated by the U.S. Equal Employment Opportunity Commission and tax regulations promulgated by the Internal Revenue Service and various other state and local tax authorities. Our primary manufacturing facility is also subject to additional laws and regulations which may increase our exposure to health and safety liabilities. In addition, we are subject to increased regulation of data privacy and information security, including the adoption of more stringent state laws, such as the California Consumer Privacy Act and the California Privacy Rights Act, which goes into effect in January 2023. These types of data privacy and security laws, which continue to evolve, create a range of new compliance obligations for us and increase financial penalties for non-compliance. Additional or more burdensome regulatory requirements in these or other areas may increase our expenses, reduce demand for our services or restrict our ability to offer services in certain geographies, all of which could adversely affect our business, financial condition, results of operations and cash flows. Moreover, our failure to comply with any of the regulatory requirements applicable to our business could subject us to substantial fines and penalties that could adversely affect our business, financial condition, results of operations and cash flows.
Our transportation operations, which we depend on to transport materials from our locations to job sites or customers, are subject to the regulatory jurisdiction of the DOT. The DOT has broad administrative powers with respect to our transportation operations. More restrictive limitations on vehicle weight and size, trailer length and configuration or driver hours of service would increase our costs, which may increase our expenses and adversely affect our financial condition, operating results and/or cash flows. If we fail to comply with DOT regulations or the regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action, including imposing fines or shutting down our operations, and we could be subject to increased audit and compliance costs. We organize our transportation operations as a separate legal entity in certain states, including Ohio and Indiana, to take advantage of sales tax exemptions relating to vehicle operating costs. If legislation is enacted that modifies or eliminates these exemptions, our costs may increase. If any of these events were to occur, our financial condition, results of operations and cash flows may be adversely affected.
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
•a substantial portion of our cash flow from operations will be dedicated to the payment of interest and principal on our indebtedness, thereby reducing the funds available to us for operations, capital expenditures, acquisitions, future business opportunities or obligations to pay rent in respect of our operating leases; and
Our ability to service our debt and other obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations or to successfully execute our business strategies. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity and Capital Resources, Credit Facilities."
Restrictions in our existing credit facilities, senior notes, and any future facilities or any other indebtedness we may incur in the future, limit our ability to take certain actions and could adversely affect our business, financial condition, results of operations, and the value of our common stock.
Our credit facilities, or any future facilities we may enter into, the indenture governing our senior notes, or other indebtedness we may incur, impose certain restrictions and obligations on us. Under certain of these instruments, we must comply with defined covenants that limit our ability to, among other things:
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
Our credit facilities contain, and any future facilities or other debt instruments we may enter into may contain, covenants requiring us to maintain certain financial ratios and meet certain tests, such as an excess cash flow test, fixed charge coverage ratio, leverage ratio or debt to earnings ratio. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity and Capital Resources, Credit Facilities." Our ability to comply with those financial ratios and tests can be affected by events beyond our control, and we may not be able to comply with those ratios and tests when required to do so under the applicable debt instruments.
The provisions of our credit facilities, or other debt instruments, may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our credit facilities, any future credit facility, the indenture governing our senior notes, or other debt instruments could result in a default or an event of default that could enable our lenders or other debt holders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our stockholders could experience a partial or total loss of their investment.
Our use of interest rate hedging instruments could expose us to risks and financial losses that may adversely affect our financial condition, liquidity and results of operations.
From time to time, we utilize interest rate derivatives to hedge the cash flows associated with existing variable-rate debt. The purpose of these instruments is to substantially reduce exposure to market risks on our Term Loan. We designated our interest rate swaps in existence at the time of this Form 10-K as a cash flow hedge in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. However, in the future, we may fail to qualify for hedge accounting treatment under these standards for a number of reasons, including if we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or if our derivative instruments are not highly effective. If we fail to qualify for hedge accounting treatment, losses on the swaps caused by the change in its fair value would be recognized as part of net income, rather than being recognized as part of other comprehensive income. Any such adverse developments could result in material liabilities and expense and could have a material adverse effect on our business.
Interest rate derivative instruments can be expensive and we could incur significant costs associated with the settlement or early termination of the agreements. In addition, our hedging transactions may expose us to certain risks and financial losses, including, among other things:
•the risk that the other parties to the agreements would not perform;

•the risk that the duration or amount of the hedges may not match the duration or amount of the related liability;

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
If we default on our obligations under the instruments governing our indebtedness, we may not be able to make payments on our debt and our business and financial condition could be adversely affected.
A failure by us to comply with the agreements governing our indebtedness, including, without limitation, our existing credit facilities or any future facilities, the indenture governing our senior notes and our other contractual obligations (including restrictive, financial and other covenants included therein), to pay our indebtedness and fixed costs or to post collateral (including under hedging arrangements) could result in a variety of material adverse consequences, including a default under our indebtedness and the exercise of remedies by our creditors, lessors and other contracting parties, and such defaults could trigger additional defaults under other indebtedness or agreements.
Any such default under the agreements governing our existing or future indebtedness and the remedies sought by the holders of such indebtedness could make us unable to make payments to pay principal of, or premium, if any, and interest on the senior notes, substantially decrease the market value of the senior notes and result in a cross-default under the senior notes. In the event of a default under our existing credit facilities or any future facilities or in respect of other indebtedness, the holders of such indebtedness may be able to cause all of our available cash flow to be used to pay such indebtedness, may be able to terminate outstanding credit commitments and/or may be able to cease making loans to us and, in any event, could elect to declare all of the funds borrowed under the applicable agreement to be immediately due and payable, together with accrued and unpaid interest, and we could be forced into bankruptcy or liquidation.
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
Moody’s Investor Service and Standard & Poor’s routinely evaluate our credit profile on an ongoing basis and have assigned ratings for our long-term debt. If these rating agencies downgrade any of our current credit ratings, our borrowing costs could increase and our access to the capital and commercial credit markets could be adversely affected. Additionally, some rating agencies have started to incorporate ESG factors into their credit ratings. Unfavorable ESG ratings could have a negative impact on our access to and costs of capital.
Our indebtedness exposes us to interest expense increases if interest rates increase.
If interest rates increase, our debt service obligations on our variable rate indebtedness, if any exists at the balance sheet date, would increase even though the amount borrowed would remain the same, and our net income and cash flows would correspondingly decrease. Specifically, we had no outstanding borrowings on our Revolver, as hereinafter defined, as of December 31, 2021, but should we have a balance in the future, we would incur interest based on a rate that varies per the conditions set forth in our agreement.
In addition, advances under our credit facilities generally bear interest based on, at our election, either the Eurodollar rate (“LIBOR”) or the base rate (which approximated the prime rate) plus a margin based on the type of rate applied and leverage ratio. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) ("FCA") announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced in November 2020 a consultation regarding its intention to extend the publication of certain LIBOR settings, including the setting we use as a reference rate, to June 2023. On March 5, 2021, the FCA announced that the overnight, one-month, three-month, six-month and 12-month USD LIBOR rates would continue to be published until June 30, 2023. The FCA is currently considering whether to use its powers to compel the publication of non-representative synthetic rates for one- month, three-month and six-month USD LIBOR beyond June 2023. Both our Term Loan Agreement, and our ABL Credit Agreement, as hereinafter defined, include a provision related to the potential discontinuance of LIBOR to be replaced with one or more Secured Overnight Financing Rate ("SOFR") values or another alternate benchmark rate. However, if LIBOR ceases to exist after June 2023, the SOFR rates or other interest rates under the alternative rate could be higher than LIBOR. To the extent that these interest rates are higher, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.
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
We have approximately 29.7 million shares of common stock outstanding as of December 31, 2021. The shares of common stock are freely tradable, except for any shares of common stock that may be held or acquired by our directors, executive officers and other affiliates, the sale of which will be restricted under the Securities Act of 1933, as amended. As of December 31, 2021, approximately 1.8 million of the 3.0 million shares of common stock authorized for issuance under the 2014 Omnibus Incentive Plan were available for issuance. These shares will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.
Jeff Edwards has significant ownership of our common stock and may have interests that conflict with those of our other stockholders.
As of December 31, 2021, Jeff Edwards beneficially owned approximately 17.8% of our outstanding common stock. As a result of his beneficial ownership of our common stock, he has sufficient voting power to significantly influence all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions, and he has significant influence over our management and policies. This concentration of voting power may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares of common stock, which could prevent stockholders from receiving a premium for their shares of common stock. These actions may be taken even if other stockholders oppose them. The interests of Jeff Edwards may not always coincide with the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of our other stockholders. In addition, under our amended and restated certificate of incorporation, Jeff Edwards is permitted to pursue corporate opportunities for himself, rather than for us.
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
We pay dividends to holders of our common stock, but may reduce, suspend, or eliminate dividend payments in the future.
Our board of directors approved the initiation of a quarterly cash dividend program in 2021. We also announced that our board of directors has approved our first annual variable dividend, payable on March 31, 2022 at a rate of 90 cents per common share.

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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Real Property
We lease office and warehouse space in 38 states, including our corporate office in Columbus, Ohio. Our leases are typically short in duration with customary extensions at our option. We believe suitable alternative space is available in all of our markets. We also own our cellulose manufacturing facility in Bucyrus, Ohio. We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized. The table below summarizes our locations as of December 31, 2021.

State	Number of Locations	Approximate Total Square Footage	State	Number of Locations	Approximate Total Square Footage
Alabama	3	29,150	Nebraska	2	23,241
Arizona	2	26,159	Nevada	1	15,350
California	24	231,269	New Hampshire	8	76,920
Colorado	13	124,621	New Jersey	4	41,100
Connecticut	2	31,292	New York	8	101,630
Delaware	4	37,175	North Carolina	13	155,765
Florida	26	234,133	Ohio	10	443,995
Georgia	14	220,471	Oklahoma	3	35,543
Idaho	3	43,000	Oregon	2	32,928
Illinois	6	80,118	Pennsylvania	3	41,894
Indiana	13	237,676	South Carolina	7	103,475
Kansas	1	14,206	South Dakota	2	50,000
Kentucky	4	46,330	Tennessee	7	111,482
Louisiana	2	19,535	Texas	18	349,982
Maine	3	38,750	Utah	7	115,523
Maryland	4	59,710	Vermont	1	31,020
Massachusetts	4	45,303	Virginia	6	73,941
Michigan	3	41,800	Washington	12	147,770
Minnesota	8	231,885	Wisconsin	9	187,131
Our Fleet
As of December 31, 2021, our fleet consisted of approximately 5,300 total vehicles that we either leased or owned, including approximately 5,100 installation vehicles that our installers use to deliver and install products from our locations to job sites, and approximately 200 other vehicles that are utilized for various purposes, primarily by our sales staff, branch managers and various senior management personnel. For additional information, see Note 8, Long-Term Debt, and Note 16, Commitments and Contingencies, to our audited consolidated financial statements included in this Form 10-K.
Item 3.    Legal Proceedings
We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course, including wage and hour lawsuits. We carry insurance coverage that we believe to be reasonable under the circumstances, although insurance may or may not cover any or all of our liabilities in respect to claims and lawsuits. While management currently believes that the ultimate resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, such matters are subject to inherent uncertainties. See Note 16, Commitments and Contingencies, within Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K for additional information on significant legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock is traded on the NYSE under the symbol “IBP.”
Holders of Record
As of February 17, 2022, there were 939 holders of record of our common stock, one of which was Cede & Co., which is the holder of shares held through the Depository Trust Company.
Dividend Policy
Our board of directors approved the initiation of a quarterly cash dividend program in 2021, payable to stockholders of record on specific dates each quarter. In addition to the quarterly cash dividend, our board of directors has approved our first annual variable dividend, payable on March 31, 2022 at a rate of 90 cents per common share. We did not declare or pay any cash dividends on our common stock during the years ended December 2020 or 2019. Future determinations relating to payments of dividends will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, contractual restrictions, legal requirements and other factors our board of directors may deem relevant.
Stock Performance Graph
The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Russell 2000 Index (“Russell 2000”), (ii) the Standard & Poor’s Industrials Index (“S&P 500 Industrials”) and (iii) the S&P Smallcap 600 Index (“S&P Smallcap 600”). The graph assumes investments of $100 in our common stock and in each of the three indices and the reinvestment of dividends for the last five fiscal years through December 31, 2021.

	12/31/2016	12/29/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
IBP	100	184	82	167	247	342
Russell 2000	100	115	102	128	153	176
S&P 500 Industrials	100	121	105	136	151	182
S&P Smallcap 600	100	113	104	127	141	179

Purchases of Equity Securities by the Issuer
The following table shows the stock repurchase activity for the three months ended December 31, 2021:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1 - 31, 2021	101	$106.82	—	—
November 1 - 30, 2021	—	—	—	—
December 1 - 31, 2021	—	—	—	—
	101	$106.82	—	$100.0	million

(1)    In February 2018, our board of directors authorized a $50.0 million stock repurchase program, and in October 2018, they increased the program by an additional $100.0 million. In February 2020, our board of directors approved an extension of the existing stock repurchase program to March 1, 2021 and in February 2021, they extended the share repurchase plan to March 1, 2022 while simultaneously approving us to purchase up to $100.0 million of our outstanding common stock. During the year ended December 31, 2021, we did not repurchase any shares of our common stock under our stock repurchase program. On February 24, 2022, we announced that our board of directors authorized an extension of our stock repurchase program through March 1, 2023 and concurrently authorized an increase in the total amount of our outstanding common stock we can purchase up to $200.0 million. For more information about our stock repurchase program, see Note 12, Stockholders' Equity within Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Recent Sales of Unregistered Securities
During 2021, we did not issue or sell any unregistered equity securities.
Item 6.    [Reserved]
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
OVERVIEW
We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products, including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving, mirrors and other products throughout the United States. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects in all 48 continental states and the District of Columbia from our national network of over 210 branch locations. The vast majority of our net revenue comes from service-based installation of these products in the residential new construction, repair and remodel and commercial construction end markets. We believe our business is well positioned to continue to profitably grow due to our strong balance sheet, liquidity and our continuing acquisition strategy. See “Key Factors Affecting Our Operating Results, COVID-19 Impacts” below for a discussion of short-term impacts to our business from the pandemic.
A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, consumer confidence, employment rates, housing inventory levels, foreclosure rates, the health of the economy and availability of mortgage financing. Our strategic acquisitions over the last several years contributed meaningfully to our 19.1% increase in net revenue during the year ended December 31, 2021 compared to 2020.

We have omitted discussion of 2019 results in the sections that follow where it would be redundant to the discussion previously included in Part II, Item 7, of our Form 10-K for the year ended December 31, 2020.
2021 Highlights
Net revenues increased 19.1%, or $315.4 million, while gross profit increased 15.6% to $589.5 million during the year ended December 31, 2021 compared to 2020. We also generated approximately $138.3 million of cash from operating activities. The increase in net revenue and gross profit was primarily driven by the contribution of our recent acquisitions, selling price and product mix improvements as evidenced by the 3.2% increase in our price/mix metric and increased sales volume of 7.7% on a same branch basis. Gross profit grew slower than revenue primarily due to higher material costs caused by pandemic-related supply chain constraints, higher fuel costs and reduced efficiencies within the large commercial construction market due to challenges from the COVID-19 pandemic. Inflationary pressure contributed to the year-over-year margin compression as materials, particularly spray foam, gutters, and other complementary installed products, continued to be difficult to source near volume and pricing levels secured in prior periods.
As of December 31, 2021, we had $333.5 million of cash and cash equivalents. In December 2021, we modified our debt structure to take advantage of favorable market conditions, entering into a new term loan credit agreement which provided for a seven-year $500 million term loan facility. A portion of the proceeds from the term loan were used to repay, in full, all amounts outstanding under the previous term loan agreement. We had not drawn on our $200.0 million revolving line of credit existing at December 31, 2021, which was increased to $250.0 million in February of 2022. Additionally, we paid our first quarterly dividends as a public company in 2021.
During the year ended December 31, 2021, we experienced overall sales growth in all of our end markets and we achieved 9.7% year-over-year same branch sales growth, with acquisitions contributing the remaining portion of our total sales growth. Our largest end market, the single-family subset of the residential new construction market, grew revenue 21.9% over the same period in 2020. Our commercial end market experienced sales growth of 10.2% during the year ended December 31, 2021 primarily through acquisitions, but we experienced project delays due to macroeconomic concerns surrounding the pandemic, resulting in a decline in same branch sales within this market. These fluctuations are shown in further detail in the "Key Measures of Performance" section below, and impacts from COVID-19 are discussed further in the sections that follow.
We believe there are several trends that should drive long-term growth in the housing market, even if there are temporary periods of slowed growth. These long-term trends include an aging housing stock, population growth, demographic changes, renewed positive attitudes about home ownership, household formation growth and the fact that housing starts remained below long-term historic averages for over a decade following the 2008 recession. We expect that our net revenue, gross profit and operating income will benefit from this growth.

2020 Highlights
Net revenues increased 9.4%, or $141.6 million, while gross profit increased 17.3% to $510.0 million during the year ended December 31, 2020 compared to 2019. We also generated approximately $180.8 million of cash from operating activities, and at December 31, 2020 we had $231.5 million of cash and cash equivalents. We did not draw on our existing $200 million revolving line of credit. The increase in net revenue and gross profit was primarily driven by selling price increases, the contribution of our recent acquisitions, lower fuel costs and increased sales volume of complementary products. We experienced sales growth year-over-year as reflected in the sales and relative performance metrics detailed below.
The highest level of growth occurred in our multi-family end market which grew by 37.5% for the year ended December 31, 2020 compared to 2019. We grew our largest end market, the single family subset of the residential new construction market, by 5.0% despite the effects of temporary business interruptions early in 2020 due to federal, state and local requirements in response to COVID-19. All of our locations serving the residential new construction end market were operating at December 31, 2020, although some continued to experience limitations depending on their local market. The large commercial end market experienced sales growth of 15.3% during the year ended December 31, 2020 primarily through acquisitions as same branch sales growth lagged resulting from certain production inefficiencies due to COVID-19 social distancing requirements as well as project delays due to macroeconomic concerns surrounding the pandemic. These fluctuations are shown in further detail in the "Key Measures of Performance" section below, and impacts from COVID-19 are discussed further in the sections that follow.

Key Measures of Performance
The following table shows additional key measures of performance we utilize to evaluate our results:

	Years ended December 31,
	2021	2020	2019
Period-over-Period Growth
Sales Growth	19.1%	9.4%	13.1%
Same Branch Sales Growth (1)	9.7%	4.5%	8.6%
Single-Family Sales Growth (2)	21.9%	5.0%	10.5%
Single-Family Same Branch Sales Growth (1)(2)	14.0%	0.4%	4.8%
Multi-Family Sales Growth (3)	14.7%	37.5%	13.5%
Multi-Family Same Branch Sales Growth (1)(3)	6.7%	33.2%	13.2%
Residential Sales Growth (4)	20.7%	9.2%	10.9%
Residential Same Branch Sales Growth (1)(4)	12.8%	4.7%	5.9%
Commercial Sales Growth (5)	10.2%	10.4%	24.7%
Commercial Same Branch Sales Growth (1)(5)	(8.0)%	3.6%	21.5%

Same Branch Sales Growth(6)
Volume Growth (1)(7)	7.7%	1.9%	2.6%
Price/Mix Growth (1)(8)	3.2%	2.8%	5.4%
Large Commercial Same Branch Sales Growth (1)(9)	(3.8)%	2.8%	14.3%

U.S. Housing Market (10)
Total Completions Growth	4.0%	2.5%	5.9%
Single-Family Completions Growth (2)	6.1%	0.9%	7.5%
Multi-Family Completions Growth (3)	(0.3)%	6.3%	2.2%

(1)	Same-branch basis represents period-over-period growth for branch locations owned greater than 12 months as of each financial statement date.
(2)	Calculated based on period-over-period growth in the single-family subset of the residential new construction end market.
(3)	Calculated based on period-over-period growth in the multi-family subset of the residential new construction end market.
(4)	Calculated based on period-over-period growth in the residential new construction end market.
(5)	Calculated based on period-over-period growth in the total commercial end market. Our commercial end market consists of large and light commercial projects.
(6)
During the year ended December 31, 2021, we changed the classification of one of our branches to the large commercial subset of the commercial end market, based on the type of work this branch performs. While this change is immaterial to the sales growth calculations, it affects comparability to the corresponding prior year metrics as the change was made prospectively beginning January 1, 2021. We continually evaluate the branch classifications utilized in our sales growth metrics based on changes in our business and operations over time and future changes may occur to these classifications.

(7)	Excludes the large commercial end market; calculated as period-over-period change in the number of completed same-branch residential new construction and repair and remodel jobs.
(8)	Excludes the large commercial end market; defined as change in the mix of products sold and related pricing changes and calculated as the change in period-over-period average selling price per same-branch residential new construction and repair and remodel jobs multiplied by total current year jobs. The mix of end customer and product would have an impact on the year-over-year price per job.
(9)	The large commercial end market, as a subset of our total commercial end market, comprises certain of our branches working on projects constructed primarily out of steel and concrete, which are much larger than our average residential job. This market in excluded from the above same branch price/mix and volume growth metrics as to not skew the rates given the much larger per-job revenue compared to our average job.
(10)	U.S. Census Bureau data, as revised.
We believe the revenue growth measures are important indicators of how our business is performing, however, we may rely on different metrics in the future. We also utilize gross profit percentage as shown in the following section to monitor our most significant variable costs and to evaluate labor efficiency and success at passing increasing costs of materials to customers.

Net revenue, cost of sales and gross profit
The components of gross profit for 2021, 2020 and 2019 were as follows (dollars in thousands):

	2021	Change	2020	Change	2019
Net revenue	$1,968,650	19.1%	$1,653,225	9.4%	$1,511,629
Cost of sales	1,379,131	20.6%	1,143,251	6.2%	1,076,809
Gross profit	$589,519	15.6%	$509,974	17.3%	$434,820
Gross profit percentage	29.9%		30.8%		28.8%
The year-over-year growth in our residential end market was the primary driver of the increase in net revenue during the year ended December 31, 2021 compared to the year ended December 31, 2020 as shown in the Key Measures of Performance section above. Growth in our residential end market was primarily due to selling price increases, higher volume and the continued success of our acquisition strategy. In our commercial end market, challenges associated with the COVID-19 pandemic had an impact as evidenced by the 8.0% decline in same branch sales within this end market. See “Key Factors Affecting Our Operating Results, COVID-19 Impacts” below for further information. Our price/mix metric was positively impacted during the year ended December 31, 2021 as we were able to pass along selling price increases to partially offset rising material costs, especially in the second half of 2021. However, our price/mix improvement was partially offset by a higher volume of insulation sales to production builders. This shift within the single-family end market impacted price/mix as the average insulation selling price for entry level production builder jobs is typically lower than a move-up or custom home builder.
As a percentage of net revenue, gross profit decreased during the year ended December 31, 2021 compared to the year ended December 31, 2020. The building products supply chain has experienced significant disruptions in 2021 due in part to effects of the COVID-19 pandemic. Industry wide supply chain issues continue to impact our operating efficiency, driving our costs higher. In order to meet customer demand during the year, we purchased materials from distributors and home centers at a premium to what we typically would purchase directly from manufacturers. As a result, during the year ended December 31, 2021, we estimate these purchases increased materials expense by approximately $8.8 million, therefore reducing gross profit. While we expect new housing construction will remain supportive of our business in 2022, inflation and material supply chain issues are likely to persist throughout the year. Gross profit in 2021 was also impacted by higher year-over-year fuel and union costs, reducing gross profit by approximately 50 basis points as a percentage of net revenue during the year ended December 31, 2021. In addition, the impact of the February 2021 winter storms had a lingering effect on portions of 2021 as it disrupted our ability to source certain materials needed for spray foam applications. These materials were in short supply after the storms as chemical processing facilities went offline.
Operating Expenses
Operating expenses for 2021, 2020 and 2019 were as follows (dollars in thousands):

	2021	Change	2020	Change	2019
Selling	$93,204	14.2%	$81,613	8.8%	$75,016
Percentage of total net revenue	4.7%		4.9%		5.0%
Administrative	$271,356	14.0%	$237,959	11.1%	$214,134
Percentage of total net revenue	13.8%		14.4%		14.2%
Amortization	$37,079	29.9%	$28,535	16.4%	$24,510
Percentage of total net revenue	1.9%		1.7%		1.6%
Selling
The dollar increase in selling expenses in 2021 was primarily driven by a year-over-year increase in selling wages, benefits and commissions of $13.0 million, or 18.0%, which supported our increased net revenue of 19.1%. Selling expense decreased as a percentage of sales primarily due to a lower current period provision for credit losses in 2021 compared to 2020.

Administrative
The dollar increase in administrative expenses in 2021 was primarily due to an increase in wages and benefits in the amount of $20.2 million, which was attributable to both acquisitions and organic growth as well as favorable company performance. During 2021, we saw our administrative costs decrease as a percentage of sales primarily due to the leverage gained on these administrative wages.
Amortization
Our intangible assets include non-competes, customer relationships, trade names and backlog. Amortization of intangibles attributable to acquisitions increased by $8.5 million in 2021 resulting from the increase in new intangible assets from acquisitions. See Note 17, Business Combinations, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for information on our acquisitions.
Other Expense, net
Other expense, net for 2021, 2020 and 2019 was as follows (dollars in thousands):

	2021	Change	2020	Change	2019
Interest expense, net	$32,842	8.4%	$30,291	7.8%	$28,104
Other	(437)	-209.5%	399	-11.5%	451
Total other expense, net	$32,405	5.6%	$30,690	7.5%	$28,555
The year-over-year increase in other expense, net during 2021 was primarily a result of increased debt levels associated with our debt-related financing transactions. Interest expense, net also increased during 2021 due to amortizing our terminated interest rate swap derivatives. See Note 8 and Note 11 to our audited consolidated financial statements included in this Form 10-K for further information regarding debt balances and derivatives, respectively.
Income Tax Provision
Income tax provision and effective tax rates for 2021, 2020 and 2019 were as follows (dollars in thousands):

	2021	2020	2019
Income tax provision	$36,712	$33,938	$24,446
Effective tax rate	23.6%	25.9%	26.4%
During the year ended December 31, 2021, our tax rate was favorably impacted by the release of a valuation allowance for a tax filing entity, excess tax benefits from share-based compensation arrangements and statute of limitation expirations of uncertain tax positions.
During the year ended December 31, 2020, our tax rate was favorably impacted by the release of a valuation allowance for a tax filing entity. This favorability was offset by the tax effect of losses incurred by separate companies to which no benefit can be recognized due to a full valuation allowance against the losses as well as a tax shortfall from equity vesting.
Other comprehensive gain (loss), net of tax
Other comprehensive gain (loss), net of tax for 2021, 2020 and 2019 were as follows (in thousands):

	2021	2020	2019
Unrealized gain (loss) on cash flow hedge, net of taxes	$8,536	$(1,620)	$(6,712)
During the year ended December 31, 2021, we recorded an unrealized gain, net of taxes, of $6.4 million on our cash flow hedges primarily due to the market's expectations for interest rates in the future relative to our July 2021 swap. We also amortized $3.2 million of the unrealized loss on our terminated cash flow hedges to interest expense, net during the year ended December 31, 2021, not including tax effects of $1.1 million.

During the year ended December 31, 2020, we recorded an unrealized loss, net of taxes on our now-terminated cash flow hedges primarily due to interest rate declines and market responses to the COVID-19 pandemic of $6.3 million. This loss was offset by an unrealized gain, net of taxes of $3.4 million on our remaining cash flow hedge due to favorable market conditions. We also amortized $1.3 million of the unrealized loss on our terminated cash flow hedges to interest expense, net during the year ended December 31, 2020.
We amortize the unrealized loss on our terminated cash flow hedges at the time of termination over the course of the originally scheduled settlement dates of the terminated swaps. For more information on our cash flow hedges, see "Liquidity and Capital Resources, Derivative Instruments" below.
KEY FACTORS AFFECTING OUR OPERATING RESULTS
Trends in the Construction Industry
Our operating results may vary based on our product mix and the mix of our end markets among new single-family, multi-family and commercial builders and owners of existing homes. We expect to benefit from the continued growth in single-family new residential construction as housing has returned to historic stabilized levels due to a number of factors, including low interest rates, the underproduction of new homes during the housing recovery, low inventory of existing homes for sale and demographic changes. We maintain a mix of business among all types of homebuilders ranging from small custom builders to large regional and national homebuilders as well as a wide range of commercial builders. Net revenue derived from our ten largest homebuilder customers in the United States was approximately 15% for the year ended December 31, 2021. The residential new construction and repair and remodel markets represented approximately 83% of our total net revenue for the year ended December 31, 2021, compared to 82% in the same period in 2020. The remaining portion was attributable to the commercial construction end market.
The industry experienced manufacturer supply constraints for most of the materials we installed during 2021 due to an unanticipated increase in demand as well as manufacturing curtailments due to COVID-19. We anticipate these shortages will continue into 2022. Our results of operations in 2022 are likely to be impacted by the current supply constraints as we may be unable to complete jobs at our preferred pace, but we will continue to respond to the strong demand by continuing to proactively work with our suppliers and customers to offset any potential impact on our operations and profitability. This outlook may change depending on continued increased housing demand and the ability of manufacturers to produce adequate supply.
Cost and Availability of Materials
We typically purchase the materials we use in our business directly from manufacturers. The industry supply of these materials is currently experiencing supply shortages due to strong demand and effects from the COVID-19 pandemic. Manufacturers are currently allocating materials across the industry which affected the pricing of those materials during the year ended December 31, 2021. In order to meet customer demand during the year, we purchased materials from distributors and home centers at a premium to what we typically would purchase directly from manufacturers, therefore reducing gross profit.
In addition, we experience price increases from our suppliers from time to time, including multiple increases over the last two years caused by supply shortages and general economic inflationary pressures. We also experienced unprecedented increased pricing for fiberglass and foam insulation materials in 2021 and expect manufacturers to seek additional price increases in 2022. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations in 2022, to the extent that price increases cannot be passed on to our customers. Despite our efforts to raise prices, our selling price increases lagged material cost increases in 2021 until we began to see improvement in our selling prices in the second half of 2021. We will continue to work with our customers to adjust selling prices to offset higher costs as they occur. See “COVID-19 Impacts” below for a discussion of the short-term impacts of the current economic climate on the availability of the materials we install.
Cost of Labor
Our business is labor intensive. As of December 31, 2021, we had approximately 9,500 employees, most of whom work as installers on local construction sites. We expect to spend more to hire, train and retain installers to support our growing business in 2022, as tight labor availability continues within the construction industry. We offer a comprehensive benefits package, which many of our local competitors are not able to provide, which will increase costs as we hire additional personnel. Our workers’ compensation costs also continue to increase as we increase our coverage for additional personnel.

We experienced strong employee retention, turnover and labor efficiency rates in the year ended December 31, 2021. We believe this is partially a result of various programs meant to benefit our employees, including our financial wellness plan, longevity stock compensation plan for employees and assistance from the Installed Building Products Foundation meant to benefit our employees, their families and their communities. While improved retention drives lower costs to recruit and train new employees, resulting in greater installer productivity, these improvements are somewhat offset by the additional costs of these incentives. See “COVID-19 Impacts” below for a discussion of the short-term impacts of the current economic climate on our workforce.

COVID-19 Impacts
In December 2019, a novel strain of coronavirus surfaced in Wuhan, China. Since then, the virus has spread globally, including to the United States. In response, the World Health Organization declared the situation a pandemic and the U.S. Secretary of Health and Human Services declared a public health emergency. The COVID-19 pandemic has caused significant volatility, uncertainty and economic disruption. Many public health organizations and international, federal, state and local governments implemented measures to combat the spread of COVID-19 at various times since the beginning of the pandemic. Some of these measures include restrictions on movement such as quarantines, vaccine and/or masking requirements, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. There is still significant uncertainty surrounding the duration and scope of the pandemic, as well as its continued impact on the economy. We cannot predict if federal, state and local governments will implement additional restrictions, when restrictions currently in place will expire or whether restrictions currently in place will become more limiting.
While the COVID-19 pandemic and related events will likely have a negative effect on us in 2022, the full extent and scope of the impact on our business and industry, as well as national, regional and global markets and economies, depends on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic, additional government actions taken in response to the pandemic, the impact on construction activity and demand for homes (based on employment levels, consumer spending and consumer confidence). The fast recovery in residential housing demand helped offset prolonged impacts of the pandemic already experienced. In the commercial sector, we have experienced delays in the onset of certain large-scale infrastructure programs due to the declining need for such structures and/or project funding declines. Commercial spending rose in 2021, but remains below 2019 levels. Commercial projects could decline in the future if consumer behaviors change in the wake of COVID-19 disruptions to the economy and changes to our general ways of life. For example, reduced demand for office buildings and/or educational facilities, decreased airport traffic, or decreased usage of sports arenas or similar commercial structures could continue to impact our commercial end market.
Our management remains focused on mitigating the impact of COVID-19 on our business and the risk to our employees and customers. We have taken a number of precautionary measures intended to mitigate these risks. We follow all masking requirements imposed by authorities, most of which have had no adverse effects on our business since wearing protective equipment in the process of completing our installation work is already a common practice in our industry. We have also taken advantage of available technologies which allow some employees the ability to work remotely from home. We comply with regulations from federal, state and local government agencies. Certain protocols have evolved throughout 2021 as vaccines have become available and guidelines from public health authorities such as the Centers for Disease Control are updated. We are prepared to take additional actions if necessary as suggested or required by various health agencies.
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
We expect some impact from the pandemic to our earnings, financial position and cash flows to continue in 2022, however there is much uncertainty surrounding the estimated magnitude of these impacts. We estimate limited impact to our Consolidated Balance Sheets other than a potential reduction in working capital due to the possibility of reduced net revenue and net income. Trade accounts receivable may also be reduced somewhat by lower net revenue and a higher allowance for credit losses due to enhanced risk of collectibility from some customers, although we have not seen a significant impact to date. We anticipate revenue and net income may continue to be negatively impacted into 2022 due to supply constraints and/or material price increases ultimately stemming from the effects of the pandemic, as well as other factors such as high demand for housing. While our cash from operations may decline over recent performance due to a decrease in expected net income driven by lower net revenue, we do not anticipate any issues meeting debt obligations or making timely payments to vendors given our strong liquidity and large cash reserves. See "Liquidity and Capital Resources" below for further information. Given the continued uncertainty created by the COVID-19 pandemic and its potential effects, it is not possible to estimate the full, adverse impact to our future 2022 sales or other financial results at this time.
Environmental, Social and Governance, Climate Change and Other Factors
According to the Office of Energy Efficiency & Renewable Energy, over $400 billion is spent each year to power homes and commercial structures that consume 75% of all electricity used in the United States and 40% of the nation’s total energy. As a result, U.S. buildings account for 35% of the U.S. carbon dioxide emissions that drive the climate crisis. Insulation is a critical component in the construction of homes and commercial structures. Installing insulation also helps increase energy conservation because it is the best way to prevent energy waste in most homes and commercial structures. Beyond our service offerings, we also recognize that as a good corporate citizen, we have a responsibility to support our communities and be stewards of the environment. Recently, we have transitioned a large portion of our electricity supply to a carbon-free energy source and entered a national waste management program to increase recycling at our facilities, reducing landfill waste.
We are not aware of pending climate-related regulations that would materially affect our business. However, certain effects of climate change that may cause more severe weather events could have a material effect on our operations. For example, whether caused by climate change or not, February 2021 winter storms in the southern United States significantly impacted our operations across the entire state of Texas and disrupted our ability to source certain materials needed for spray foam applications.
Lastly, we expect our selling and administrative expenses to continue to increase as our business grows, which could impact our future operating profitability.
SEASONALITY
We tend to have higher sales during the second half of the year as our homebuilder customers complete construction of homes placed under contract for sale in the traditionally stronger spring selling season. In addition, some of our larger branches operate in states impacted by winter weather and as such experience a slowdown in construction activity during the first quarter of the calendar year. This winter slowdown contributes to traditionally lower sales and profitability in our first quarter. See Part I, Item 1, Business, for further information.
LIQUIDITY AND CAPITAL RESOURCES
Our capital resources primarily consist of cash from operations and borrowings under our various debt agreements and capital equipment leases and loans. As of December 31, 2021, we had cash and cash equivalents of $333.5 million as well as access to $200.0 million under our asset-based lending credit facility (as defined below), less $44.3 million of outstanding letters of credit, resulting in total liquidity of $489.2 million. Our total liquidity is reduced by $5.3 million within our cash and cash equivalents due to a deposit into a trust to serve as additional collateral for our workers' compensation and general liability policies. This amount can be converted to a letter of credit at our discretion and would reduce the availability of our asset-based lending facility (as defined below). Liquidity may also be limited in the future by certain cash collateral limitations under our asset-based credit facility (as defined below), depending on the status of our borrowing base availability.
We experienced unprecedented increases in pricing for fiberglass and foam insulation materials in 2021 and expect manufacturers to seek additional price increases in 2022. Increased market pricing on the materials we purchase has and could continue to impact our results of operations in 2022 due to the higher prices we must pay for materials. See Part I, Item 1A, Risk Factors, for information on the potential and currently known impacts on our business and liquidity from the COVID-19 pandemic.
Short-Term Material Cash Requirements
For at least the next twelve months, our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and to meet principal and interest obligations and make required income tax payments. We may also use our resources to fund our optional stock repurchase program and pay quarterly and annual dividends. During 2022, we anticipate discretionary spending for capital improvements and quarterly dividends to approximate 2021 levels of approximately $37.0 million and $35.0 million, respectively, as well as approximately $27.0 million for our first annual variable dividend to be paid March 31, 2022. In addition, we expect to spend cash and cash equivalents to acquire various companies with at least $100.0 million in aggregate net revenue. The amount of cash paid for an acquisition is dependent on various factors, including the size and determined value of the business being acquired.
Firm commitments for funds include $64.8 million in interest and principals payments on long-term debt obligations including our Senior Notes, Term Loan, notes payable to sellers of acquisitions and vehicles purchased under the Master Loan and Security Agreement, the Master Equipment Agreement and the Master Loan Agreements. Additionally, we maintain certain production vehicles under a finance lease structure which will require $2.0 million in interest and principal payments under current agreements in 2022. We lease certain locations, vehicles and equipment under operating lease agreements that will require $25.2 million in funds over the next twelve months. Finally, we have a product supply agreement with a certain vendor that requires us to purchase a minimum of $46.2 million of inventory in 2022. Payments for income taxes cannot be estimated at this time.
We expect to meet our short-term liquidity requirements primarily through net cash flows from operations, our cash and cash equivalents on hand and borrowings from banks under the Master Loan and Security Agreement, the Master Equipment Agreement and the Master Loan Agreements. Additional sources of funds, should we need them, include borrowing capacity under our asset-based lending credit facility (as defined below).
Despite the current known impacts of the COVID-19 pandemic, we believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our business needs, commitments and contractual obligations for at least the next 12 months as evidenced by our net positive cash flows from operations for the years ended December 31, 2021, 2020 and 2019. We believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions, but we cannot guarantee that such financing will be available on favorable terms, or at all.

Long-Term Material Cash Requirements
Beyond the next twelve months, our principal demands for funds will be to fund working capital needs and operating expenses, to meet principal and interest obligations on our long-term debts and finance leases as they become due or mature, and to make required income tax payments. Additional funds may be spent on acquisitions, capital improvements and dividend payments, at our discretion.
Known obligations beyond the next twelve months include $1,028.1 million in interest and principals payments on long-term debt obligations noted above through 2028, as follows (amounts in thousands):

2023	$57,945
2024	51,568
2025	49,442
2026	39,868
Thereafter	829,246
In addition, our finance leases will require $3.5 million in interest and principal payments under current agreements through 2026. Operating lease obligations will require $49.7 million in payments beyond the next twelve months.
Sources and Uses of Cash and Related Trends
Working Capital
We carefully manage our working capital and operating expenses. As of December 31, 2021 and 2020, our working capital, including cash and cash equivalents, was $551.7 million, or 28.0% of net revenue, and $387.5 million, or 23.4% of net revenue, respectively. The increase in working capital year-over-year was driven primarily by a $102.0 million increase in cash and cash equivalents resulting from the increase in Term Loan debt and positive operating cash flows. Additionally, accounts receivable increased $46.2 million resulting from our increased net revenue, and inventories increased by $65.8 million due to material price inflation, increased selling activity and acquisitions. These increases were partially offset by an increase of $31.2 million in accounts payable primarily due material price inflation and increased sales volume. We continue to look for opportunities to reduce our working capital as a percentage of net revenue.

The following table presents our cash flows (in thousands):

	Years ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$138,314	$180,789	$123,067
Net cash used in investing activities	$(278,439)	$(77,794)	$(131,733)
Net cash provided by (used in) financing activities	$242,090	$(49,364)	$96,113
Cash Flows from Operating Activities
Our primary source of cash provided by operations are revenues generated from installing building products and the resulting operating income generated by these revenues. Operating incomes are adjusted for certain non-cash items, and our cash flows from operations can be impacted by the timing of our cash collections on sales and collection of retainage amounts. The COVID-19 pandemic has not had a material impact to our cash collections to date.
Our primary uses of cash from operating activities include payments for installation materials, compensation costs, leases, income taxes and other general corporate expenditures included in net income.
Net cash provided by operating activities decreased from 2020 to 2021 primarily due to changes in working capital due to higher volume of inventory purchases to support our growth and increased pricing on inventory due to price inflation on materials. During the year ended December 31, 2020, we saw a significant increase in cash from operations due to payroll tax deferrals under the CARES Act. This negatively impacted the cash from operations during the year ended December 31, 2021 when we paid a portion of this deferral.
Cash Flows from Investing Activities
Sources of cash from investing activities consists primarily of proceeds from the sales of property and equipment and, periodically, maturities from short term investments. Cash used in investing activities consists primarily of purchases of property and equipment, payments for acquisitions and, periodically, purchases of short term investments.
Net cash used by investing activities increased from 2020 to 2021 primarily due to the increase in payments for acquisitions. We completed 2 additional acquisitions in 2021 compared to 2020, and the size of the acquisitions were generally larger in the year ended December 31, 2021. The amount of cash paid is dependent on various factors, including the size and determined value of the business being acquired. See Note 17, Business Combinations, to our audited consolidated financial statements included in this Form 10-K for more information regarding our business acquisitions in 2021, 2020 and 2019.
Additionally, total cash used for property and equipment increased in 2021, and we expect to continue to support any increases in future net revenue through further capital expenditures. A majority of these capital expenditures were subsequently reimbursed via various vehicle and equipment notes payable, with related cash inflows shown in cash flows from financing activities.
Cash Flows from Financing Activities
Our source of cash from financing activities consists of proceeds from the issuances of debt and vehicle and equipment notes payable. Cash used in financing activities consists primarily of debt repayments, acquisition-related obligations, dividends and stock repurchases.
Net cash provided by financing activities increased from 2020 to 2021 primarily due to proceeds on our new Term Loan, which was partially offset by the repayment of our previous term loan agreement. We plan to use the proceeds of the Term Loan to support our operations, pay debt issuance costs and continue our acquisition strategy. We also did not repurchase any shares under our stock repurchase plan during the year ended December 31, 2021. Our net cash provided by financing activities was further offset during the year ended December 31, 2021 by the payment of the first quarterly dividends in our history as a public company and higher acquisition-related obligations due to increased acquisition activity.

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
Credit Facilities
In December 2021, we entered into a $500 million, seven-year term loan facility due December 2028 (the “Term Loan”) under our credit agreement (the “Term Loan Agreement”), dated as of December 14, 2021 with Royal Bank of Canada as the administrative agent and collateral agent thereunder. The Term Loan amortizes in quarterly principal payments of $1.25 million starting on March 31, 2022, with any remaining unpaid balances due on the maturity date of December 14, 2028. The Term Loan bears interest at either the base rate (which approximated the prime rate) or the Eurodollar rate, plus a margin of (A) 1.25% in the case of base rate loans or (B) 2.25% in the case of Eurodollar rate loans. Proceeds from the Term Loan were used to refinance and repay in full all amounts outstanding under our previous term loan agreement. We intend to use the remaining funds to pay for certain fees and expenses associated with the closing of the Term Loan and for general corporate purposes, including acquisitions and other growth initiatives. As of December 31, 2021, we had $493.3 million, net of unamortized debt issuance costs, due on our Term Loan.
Subject to certain exceptions, the Term Loan will be subject to mandatory prepayments of (i) 100% of the net cash proceeds from issuances or incurrence of debt by the Company or any of its restricted subsidiaries (other than with respect to certain permitted indebtedness (excluding any refinancing indebtedness); (ii) 100% (with step-downs to 50% and 0% based on achievement of specified net leverage ratios) of the net cash proceeds from certain sales or dispositions of assets by the Company or any of its restricted subsidiaries in excess of a certain amount and subject to reinvestment provision and certain other exception; and (iii) 50% (with step-downs to 25% and 0% based upon achievement of specified net leverage ratios) of excess cash flow of the Company and its restricted subsidiaries in excess of $15 million, subject to certain exceptions and limitations.
In September 2019, we entered into an asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement provides for an asset-based lending credit facility (the “ABL Revolver”) of up to $200.0 million with a five-year maturity. Borrowing availability under the ABL Revolver is based on a percentage of the value of certain assets securing the Company’s obligations and those of the subsidiary guarantors thereunder. In connection with the Term Loan Agreement, we entered into a Third Amendment (the “Third Amendment”) to the ABL/Term Loan Intercreditor Agreement with Bank of America, N.A., as ABL Agent for the lenders under the ABL Credit Agreement, and Royal Bank of Canada as collateral agent under the Term Loan Agreement. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of December 31, 2021 was $155.7 million. In February 2022, we amended and extended our ABL Credit Agreement. See Note 19, Subsequent Events, for additional information.
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
The ABL Credit Agreement contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of 1.0x in the event that we do not meet a minimum measure of availability under the ABL Revolver. The ABL Credit Agreement and the Term Loan Agreement contain restrictive covenants that, among other things, limit the ability of the Company and certain of our subsidiaries (subject to certain exceptions) to: (i) incur additional debt and issue preferred stock; (ii) pay dividends on, redeem or repurchase stock in an aggregate amount exceeding 2.0% of market capitalization per fiscal year, or in an aggregate amount exceeding certain applicable restricted payment baskets; (iii) prepay subordinated debt; (iv) create liens; (v) make specified types of investments; (vi) apply net proceeds from certain asset sales; (vii) engage in transactions with affiliates; (viii) merge, consolidate or sell substantially all of our assets; and (ix) pay dividends and make other distributions from subsidiaries. At December 31, 2021, we were in compliance with all applicable covenants under the Term Loan Agreement, ABL Credit Agreement and the Senior Notes.
Derivative Instruments
As of December 31, 2021, we had three interest rate swaps. One interest rate swap began July 30, 2021 and has a fixed notional amount of $200.0 million, a fixed rate of 0.51% and a maturity date of April 15, 2030. We also had two interest rate swaps that began December 31, 2021, each with a fixed notional amount of $100.0 million, a fixed rate of 1.37%, and a maturity date of December 15, 2028. Together, these three swaps serve to hedge $400.0 million of the variable cash flows on our variable rate Term Loan through maturity. The assets and liabilities associated with the forward interest rate swap are included in other non-current assets and other current liabilities on the Consolidated Balance Sheets at their fair value amounts as described in Note 10, Fair Value Measurements.
LIBOR is used as a reference rate for our Term Loan, ABL Revolver and our interest rate swap agreements we use to hedge our interest rate exposure. For more information on the discontinuance of LIBOR, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk below.
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
Total gross assets and respective outstanding loan balances relating to our master loan and equipment agreements were $134.5 million and $69.2 million as of December 31, 2021, respectively, and $132.2 million and $67.5 million as of December 31, 2020, respectively. See Note 8 to our audited consolidated financial statements included in this Form 10-K for more information regarding our Master Loan and Security Agreement, Master Equipment Lease Agreement and Master Loan Agreements.
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

The following table summarizes our outstanding bonds, letters of credit and cash-collateral (in thousands):

As of December 31, 2021
Performance bonds	$66,838
Insurance letters of credit and cash collateral	51,393
Permit and license bonds	7,002
Total bonds and letters of credit	$125,233
In 2020, we posted $5.3 million into a trust to serve as additional collateral for our workers’ compensation and general liability policies. This collateral can be converted to a letter of credit at our discretion and is therefore not considered to be restricted cash.
Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported using different assumptions or under different conditions. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. We believe the following critical accounting estimate requires judgement and estimation in the preparation of our consolidated financial statements and to be fundamental to our results of operations. See Note 2, Significant Accounting Policies included in Item 8 of the Form 10-K for a summary of all of our significant accounting policies and their effect on our financial statements.
Revenue recognition
The majority of our revenues are recognized when we complete our contracts with customers to install building products and the control of the promised good or service is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For contracts that are not complete at the reporting date, we recognize revenue over time utilizing a cost-to-cost input method as we believe this represents the best measure of when goods and services are transferred to the customer. When this method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. Under the cost-to-cost method, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and can change throughout the duration of a contract due to contract modifications and other factors impacting job completion. Our cost estimation process is based on the knowledge, significant experience and judgement of project management, finance professionals and operational management to assess a variety of factors to determine revenues on uncompleted contracts. Such factors include historical performance, costs of materials and labor, change orders and the nature of the work to be performed. We generally review and reassess our estimates for each uncompleted contract at least quarterly to reflect the latest reliable information available. Changes in these estimates could favorably or unfavorable impact revenues and their related profits.
Business combinations
We have recorded a significant amount of finite lived intangible assets associated with the acquisitions of businesses through our growth strategy. These intangible assets consist of customer relationships, backlog, non-competition agreements and business trademarks and trade names. Fair values and estimated useful lives are assigned to the identified intangible assets at the date of acquisition by financial professionals using either the income approach or the market approach along with certain industry information, professional experience and knowledge. In some instances, the process of assigning values and useful lives requires using judgment and other financial professionals may come to different conclusions. We review intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Impairment losses would negatively affect earnings.

Insurance risks
We carry insurance policies for a number of risks, including, but not limited to, workers’ compensation, general liability, vehicle liability, property and our obligation for employee-related health care benefits. Most of our insurance policies contain an element for which we assume a portion of the risk by having high deductibles or a large cap on claims. For a description of our different insurance programs, see Note 2, Significant Accounting Policies in Item 8, Financial Statements and Supplementary Data in this Form 10-K.
Our largest healthcare plan is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Consolidated Balance Sheets and was $3.3 million and $3.1 million as of December 31, 2021 and 2020, respectively.
We participate in multiple workers’ compensation plans covering a significant portion of our business. Under these plans, we use a high deductible program to cover losses above the deductible amount on a per claim basis. We accrue for the estimated losses occurring from both asserted and unasserted claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of IBNR claims. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. These claims are accounted for based on actuarial estimates of the undiscounted claims, including IBNR. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. As of December 31, 2021 and 2020, we estimated total short-term and long-term known and IBNR claims for workers' compensation to be $21.4 million and $19.7 million, respectively. As of December 31, 2021 and 2020, offsets of these liabilities were $2.1 million and $1.9 million, respectively, with insurance receivables and indemnification assets for claims under fully insured policies or claims that exceeded the stop loss limit.
We also participate in a high retention general liability insurance program and a high deductible auto insurance program. As of December 31, 2021 and 2020, general liability and auto insurance reserves included in other current and long-term liabilities were $21.9 million and $21.5 million, respectively. As of December 31, 2021 and 2020, offsets of these liabilities were $3.9 million and $4.7 million, respectively, with insurance receivables and indemnification assets for claims under fully insured policies or claims that exceeded the stop loss limit.
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
We have not made any material changes in our methodology used to establish our insurance reserves during the years ended December 31, 2021 and 2020, and none of the adjustments to our estimates have been material.
Recent Accounting Pronouncements
For a description of recently issued and/or adopted accounting pronouncements, see Note 2, Significant Accounting Policies, to our audited consolidated financial statements included in this Form 10-K.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of December 31, 2021, we had $493.3 million outstanding on the Term Loan, net of unamortized debt issuance costs, no outstanding borrowings on the ABL Revolver and no outstanding borrowings under finance leases subject to variable interest rates. We had three interest rate swaps which, when combined, serve to hedge $400.0 million of the variable cash flows on our Term Loan until its maturity as of December 31, 2021. As a result, total variable rate debt of $100.0 million was exposed to market risks as of December 31, 2021. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $1.0 million. Our Senior Notes accrued interest at a fixed rate of 5.75%.
For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

LIBOR is used as a reference rate for our Term Loan, ABL Revolver and our interest rate swap agreements we use to hedge our interest rate exposure. In 2017, the Financial Conduct Authority (“FCA”), the authority that regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. The Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced in March 2021 its intention to extend the publication of certain LIBOR settings, including the setting we use as a reference rate, to June 2023. Our Term Loan Agreement, interest rate swap agreements and ABL Credit Agreement include a provision related to the discontinuance of LIBOR to be replaced with one or more Secured Overnight Financing Rate ("SOFR") values or another alternative benchmark rate. However, when LIBOR ceases to exist after June 2023, the interest rates under the alternative rate could be higher than LIBOR. During the year ended December 31, 2020, we adopted ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The purpose of this guidance is to provide relief for impacted areas as it relates to impending reference rate reform. We elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.
Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Installed Building Products, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Installed Building Products, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
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
•We selected a sample of contract costs incurred as of December 31, 2021, agreed the costs to supplier invoices or other supporting documents, and evaluated whether the costs were properly allocated to the contracts included in management’s calculation of revenue recognized over time.
•We developed an expectation of revenue for uncompleted contracts with remaining performance obligations as of December 31, 2021 based on (1) consideration of incurred contract costs and (2) results realized by the Company on completed contracts. We compared this expectation to the Company’s revenue recognized on uncompleted contracts at December 31, 2021.

/s/ Deloitte & Touche LLP
Columbus, Ohio
February 24, 2022
We have served as the Company’s auditor since 2013.

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$333,485	$231,520
Accounts receivable (less allowance for credit losses of $8,717 and $8,789 at December 31, 2021 and 2020, respectively)	312,767	266,566
Inventories	143,039	77,179
Prepaid expenses and other current assets	70,025	48,678
Total current assets	859,316	623,943
Property and equipment, net	105,933	104,022
Operating lease right-of-use assets	69,871	53,766
Goodwill	322,517	216,870
Customer relationships, net	178,264	108,504
Other intangibles, net	86,157	62,889
Other non-current assets	31,144	17,682
Total assets	$1,653,202	$1,187,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$30,839	$23,355
Current maturities of operating lease obligations	23,224	18,758
Current maturities of finance lease obligations	1,747	2,073
Accounts payable	132,705	101,462
Accrued compensation	50,964	45,876
Other current liabilities	68,090	44,951
Total current liabilities	307,569	236,475
Long-term debt	832,193	541,957
Operating lease obligations	46,075	34,413
Finance lease obligations	3,297	2,430
Deferred income taxes	4,819	35
Other long-term liabilities	42,409	53,184
Total liabilities	1,236,362	868,494
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 33,271,659 and 33,141,879 issued and 29,706,401 and 29,623,272 shares outstanding at December 31, 2021 and 2020, respectively	333	331
Additional paid in capital	211,430	199,847
Retained earnings	352,543	269,420
Treasury stock; at cost: 3,565,258 and 3,518,607 shares at December 31, 2021 and 2020, respectively	(147,239)	(141,653)
Accumulated other comprehensive loss	(227)	(8,763)
Total stockholders’ equity	416,840	319,182
Total liabilities and stockholders’ equity	$1,653,202	$1,187,676
See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	Years ended December 31,
	2021	2020	2019
Net revenue	$1,968,650	$1,653,225	$1,511,629
Cost of sales	1,379,131	1,143,251	1,076,809
Gross profit	589,519	509,974	434,820
Operating expenses
Selling	93,204	81,613	75,016
Administrative	271,356	237,959	214,134
Amortization	37,079	28,535	24,510
Operating income	187,880	161,867	121,160
Other expense
Interest expense, net	32,842	30,291	28,104
Other (income) expense	(437)	399	451
Income before income taxes	155,475	131,177	92,605
Income tax provision	36,712	33,938	24,446
Net income	$118,763	$97,239	$68,159
Other comprehensive gain (loss), net of tax:
Net change on cash flow hedges, net of tax (provision) benefit of $(2,773), $550 and $2,225 for the twelve months ended December 31, 2021, 2020 and 2019, respectively	8,536	(1,620)	(6,712)
Comprehensive income	$127,299	$95,619	$61,447
Earnings Per Share:
Basic	$4.04	$3.30	$2.29
Diluted	$4.01	$3.27	$2.28
Weighted average shares outstanding:
Basic	29,367,676	29,504,115	29,752,644
Diluted	29,628,527	29,717,609	29,873,106

Cash dividends declared per share	$1.20	$—	$—
See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—January 1, 2019	32,723,972	$327	$181,815	$105,212	(2,808,361)	$(104,425)	$(431)	$182,498
Net income				68,159				68,159
Issuance of common stock awards to employees	139,862	2	(2)					—
Surrender of common stock awards					(46,803)	(2,331)		(2,331)
Share-based compensation expense			8,057					8,057
Share-based compensation issued to directors	7,670		360					360
Net change in cash flow hedges, net of tax							(6,712)	(6,712)
BALANCE—January 1, 2020	32,871,504	$329	$190,230	$173,371	(2,855,164)	$(106,756)	$(7,143)	$250,031
Net income				97,239				97,239
Cumulative effect of accounting change				(1,190)				(1,190)
Issuance of common stock awards to employees	264,004	2	(2)					—
Surrender of common stock awards					(30,223)	(973)		(973)
Share-based compensation expense			9,286					9,286
Share-based compensation issued to directors	6,371		333					333
Common stock repurchase					(633,220)	(33,924)		(33,924)
Net change in cash flow hedges, net of tax							(1,620)	(1,620)
BALANCE—January 1, 2021	33,141,879	$331	$199,847	$269,420	(3,518,607)	$(141,653)	$(8,763)	$319,182
Net income				118,763				118,763
Issuance of common stock awards to employees	125,550	2	(2)					—
Surrender of common stock awards					(46,651)	(5,586)		(5,586)
Share-based compensation expense			11,118					11,118
Share-based compensation issued to directors	4,230		467					467
Dividends Declared ($1.20 per share)				(35,640)				(35,640)
Net change in cash flow hedges, net of tax							8,536	8,536
BALANCE—December 31, 2021	33,271,659	$333	$211,430	$352,543	(3,565,258)	$(147,239)	$(227)	$416,840

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$118,763	$97,239	$68,159
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	43,562	41,339	38,862
Amortization of operating lease right-of-use assets	22,258	18,122	15,691
Amortization of intangibles	37,079	28,535	24,510
Amortization of deferred financing costs and debt discount	1,354	1,332	1,184
Provision for credit losses	2,227	4,444	4,312
Write-off of debt issuance costs	1,767	—	3,725
Gain on sale of property and equipment	(1,840)	(786)	(140)
Noncash stock compensation	13,752	10,826	8,727
Deferred income taxes	(438)	(8,475)	5,341
Amortization of terminated interest rate swap	3,223	1,326	—
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(16,775)	(10,489)	(29,582)
Inventories	(54,003)	187	(10,597)
Other assets	(19,885)	(870)	(16,959)
Accounts payable	26,424	(203)	947
Income taxes receivable/payable	(4,403)	4,296	(3,944)
Other liabilities	(34,751)	(6,034)	12,831
Net cash provided by operating activities	138,314	180,789	123,067
Cash flows from investing activities
Purchases of investments	—	(776)	(52,795)
Maturities of short term investments	—	38,693	25,061
Purchases of property and equipment	(36,979)	(33,587)	(50,167)
Acquisitions of businesses, net of cash acquired of $1,707, $0 and $334 in 2021, 2020 and 2019, respectively	(241,308)	(76,446)	(51,706)
Proceeds from sale of property and equipment	2,694	1,187	761
Other	(2,846)	(6,865)	(2,887)
Net cash used in investing activities	(278,439)	(77,794)	(131,733)
Cash flows from financing activities
Proceeds from senior notes (Note 8)	—	—	300,000
Proceeds from term loan (Note 8)	500,000	—	—
Payments on term loan (Note 8)	(200,000)	—	(195,750)
Proceeds from vehicle and equipment notes payable	27,834	21,290	33,090
Debt issuance costs	(7,520)	(157)	(6,691)
Principal payments on long-term debt	(26,301)	(26,685)	(21,316)
Principal payments on finance lease obligations	(2,125)	(2,632)	(4,157)
Acquisition-related obligations	(8,918)	(6,283)	(6,732)
Dividends paid	(35,294)	—	—
Repurchase of common stock	—	(33,924)	—
Surrender of common stock awards by employees	(5,586)	(973)	(2,331)
Net cash provided by (used in) financing activities	242,090	(49,364)	96,113
Net change in cash and cash equivalents	101,965	53,631	87,447
Cash and cash equivalents at beginning of period	231,520	177,889	90,442
Cash and cash equivalents at end of period	$333,485	$231,520	$177,889
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$25,976	$26,324	$20,943
Income taxes, net of refunds	39,241	37,072	22,633
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease obligations	38,084	26,001	18,907
Release of indemnification of acquisition-related debt	2,036	—	—
Termination of operating lease obligations and right-of-use assets	—	—	(2,946)
Property and equipment obtained in exchange for finance lease obligations	2,735	1,000	2,809
Seller obligations in connection with acquisition of businesses	29,169	14,086	7,543
Unpaid purchases of property and equipment included in accounts payable	441	1,013	1,903
See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION
Installed Building Products (“IBP”), a Delaware corporation formed on October 28, 2011, and its wholly-owned subsidiaries (collectively referred to as the “Company,” and “we,” “us” and “our”) primarily install insulation, waterproofing, fire-stopping, fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving and mirrors and other products for residential and commercial builders located in the continental United States. The Company operates in over 210 locations and its corporate office is located in Columbus, Ohio.
We have one operating segment and a single reportable segment. The vast majority of our sales are derived from the service-based installation of various products in the residential new construction, repair and remodel and commercial construction end markets from our national network of branch locations.
Each of our branches has the capacity to serve all of our end markets. See Note 3, Revenue Recognition, for information on our revenues by product and end market.
The COVID-19 pandemic has caused significant volatility, uncertainty and economic disruption. Many public health organizations and international, federal, state and local governments implemented measures to combat the spread of COVID-19 at various times since the beginning of the pandemic with some of these restrictions still in place as of the date of filing of this Annual Report on Form 10-K ("Form 10-K"). Some of these measures included quarantines, vaccine and/or masking requirements, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. We do not believe the various orders and restrictions significantly impacted our business during the year ended December 31, 2021. However, COVID-19 has caused disruptions in the building products supply chain, impacting our ability to purchase certain materials through our typical channels.
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
Revenue and Cost Recognition
Revenue is measured according to Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers.” Our revenues are derived primarily through contracts with customers whereby we install insulation and other complementary building products and are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. An insignificant portion of our sales, primarily retail and distribution sales, is accounted for on a point-in-time basis when the sale occurs and the risk of loss transfers to the customer, adjusted accordingly for any return provisions and net of any sales taxes. We do offer assurance-type warranties on certain of our installed products and services that do not represent a separate performance obligation and, as such, do not impact the timing or extent of revenue recognition.

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
Business Combinations
The purchase price for business combinations is allocated to the estimated fair values of acquired tangible and intangible assets, including goodwill and assumed liabilities, where applicable. Additionally, we recognize customer relationships, trademarks and trade names, backlog and non-competition agreements as identifiable intangible assets. These assets are recorded at fair value as of the transaction date. The fair value of these intangibles is determined using either the income approach or the market approach using current industry information which involves significant unobservable inputs (Level 3 inputs). These inputs include projected sales, margin and tax rate.

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
Retainage receivables represent the amount retained by our customers to ensure the quality of the installation and is received after satisfactory completion of each installation project. Management regularly reviews aging of retainage receivables and changes in payment trends and records an allowance when collection of amounts due are considered at risk. Amounts retained by project owners under construction contracts and included in accounts receivable were $40.5 million and $41.7 million as of December 31, 2021 and 2020, respectively. In addition, as of December 31, 2021, $0.5 million of retainage receivables were recorded in other non-current assets.
Credit losses are measured according to ASC 326, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” We consider forward-looking information to estimate expected credit losses for financial instruments, including trade receivables, retainage receivables and contract assets (unbilled receivables).
Our expected loss allowance methodology for accounts receivable is developed using historical losses, current economic conditions and future market forecasts. We also perform ongoing evaluations of our existing and potential customer’s creditworthiness. To date, the COVID-19 pandemic has not yet had a material impact on the collectability of our existing trade receivables. See Note 4, Credit Losses, for additional information.
Concentration of Credit Risk
Credit risk is our risk of financial loss from the non-performance of a contractual obligation on the part of our counterparty. Such risk arises principally from our receivables from customers and cash and bank balances. Substantially all of our trade accounts receivable are from entities engaged in residential and commercial construction. We perform periodic credit evaluations of our customers’ financial condition. The general credit risk of our counterparties is not considered to be significant. In addition, no individual customer made up more than 3% of accounts receivable or 5% of net revenue for the years ended December 31, 2021, 2020 and 2019.
Inventories
Inventories consist of insulation, waterproofing materials, fireproofing and fire-stopping materials, garage doors, rain gutters, window blinds, shower doors, mirrors, closet shelving and other products. We value inventory at each balance sheet date to ensure that it is carried at the lower of cost or net realizable value with cost determined using the first-in, first-out (“FIFO”) method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. As of December 31, 2021 and 2020, substantially all inventory was finished goods. Inventory provisions are recorded to reduce inventory to the lower of cost or net realizable value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage, and specific identification of items such as product discontinuance, engineering/material changes, or regulatory-related changes.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Impairment of Other Intangible and Long-Lived Assets
Other intangible assets consist of customer relationships, backlog, non-competition agreements and business trademarks and trade names. Amortization of finite lived intangible assets is recorded to reflect the pattern of economic benefits based on projected revenues over their respective estimated useful lives (customer relationships – eight to 15 years, backlog – 18 to 36 months, non-competition agreements – one to five years and business trademarks and trade names – two to 15 years). We do not have any indefinite-lived intangible assets other than goodwill.
We review long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair net realizable value less cost to sell at the date management commits to a plan of disposal. There was no impairment loss for the years ended December 31, 2021, 2020, and 2019.
Other Liabilities
Our workers’ compensation insurance program, for a significant portion of our business, is considered a high deductible program whereby we are responsible for the cost of claims under approximately $0.8 million. Our general liability insurance program is considered a high retention program whereby we are responsible for the cost of claims up to approximately $5.0 million, subject to an aggregate cap of $10.0 million. Our vehicle liability insurance program is considered a high deductible program whereby we are responsible for the cost of claims under approximately $1.0 million. In each case, if we do not pay these claims, our insurance carriers are required to make these payments to the claimants on our behalf. The liabilities represent our best estimate of our costs, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through December 31, 2021 and 2020. We establish case reserves for reported claims using case-basis evaluation of the underlying claims data and we update as information becomes known. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Advertising Costs
Advertising costs are generally expensed as incurred. Advertising expense was approximately $4.6 million for the year ended December 31, 2021, and $3.9 million for both the years ended December 31, 2020 and 2019, respectively, and is included in selling expense on the Consolidated Statements of Operations and Comprehensive Income.
Deferred Financing Costs
Deferred financing costs and debt issuance costs combined, totaling $11.4 million and $7.0 million, net of accumulated amortization as of December 31, 2021 and 2020, respectively, are amortized over the term of the related debt on a straight-line basis which approximates the effective interest method. The deferred financing costs are included in other non-current assets while the debt issuance costs are included in long-term debt on the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively. The related amortization expense of these costs combined was $1.4 million, $1.3 million and $1.2 million and is included in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, respectively.

We wrote off $0.2 million and $3.3 million in previously capitalized loan costs during the years ended December 31, 2021 and 2019, respectively. In addition, we expensed loan costs of approximately $1.6 million and $0.4 million for the years ended December 31, 2021 and 2019, respectively, associated with our credit facilities because they did not meet the requirements for capitalization. We had no such write offs or expenses during the year ended December 31, 2020. These amounts are included in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income. We also had $7.5 million in new costs associated with the debt-related financing transactions incurred during the year ended December 31, 2021. The deferred financing costs are included in other non-current assets while the debt issuance costs are included in long-term debt on the Consolidated Balance Sheets. These costs are amortized over the term of the related debt on a straight-line basis which approximates the effective interest method.

For additional information on our debt instruments, see Note 8, Long-Term Debt.
Leases
Leases are measure according to ASC 842, “Leases,” which requires substantially all leases, with the exception of leases with a term of one year or less, to be recorded as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use asset. ASC 842 also requires disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows.
We determine if an arrangement is a lease at inception. Most of our operating leases do not provide an implicit rate so we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Leases with an initial term of 12 months or less are not recorded on the balance sheet as we recognize lease expense for these leases on a straight-line basis over the lease term. We elect to not separate lease components from non-lease components for all fixed payments, and we exclude variable lease payments in the measurement of right-of-use assets and lease obligations.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Estimated Fair Value of Financial Instruments
See Note 10, Fair Value Measurements, for related accounting policies.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Pronouncements

Standard	Effective Date	Adoption
ASU 2021-01, Reference Rate Reform (Topic 848): Scope	Effective upon issuance	This pronouncement clarifies the scope and application of ASU 2020-04, "Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)." We continue to evaluate the impact of Topic 848 and may apply other elections as applicable as additional changes in the market occur.
ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes	January 1, 2021	This pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740 and improves the consistent application of GAAP by clarifying and amending existing guidance. The adoption of this standard did not impact our financial statements or have a material effect on our disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
We are currently evaluating the impact of certain ASUs on our Consolidated Financial Statements or Notes to Consolidated Financial Statements, which are described below:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2021-08, Business Combinations (Topic 805): Accounting for contract assets and contract liabilities from contracts with customers	This pronouncement amends Topic 805 to require an acquirer to account for revenue contracts in a business combination in accordance with Topic 606 as if the acquirer had originated the contracts.	Annual periods beginning after December 15, 2022, including interim periods therein. Early adoption is permitted.	We are currently assessing the impact of the adoption on our consolidated financial statements.
NOTE 3 – REVENUE RECOGNITION
We disaggregate our revenue from contracts with customers by end market and product, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenues disaggregated by end market and product (in thousands):

	Years ended December 31,
	2021		2020		2019
Residential new construction	$1,500,750	76%	$1,243,498	75%	$1,138,475	75%
Repair and remodel	133,986	7%	106,784	7%	98,771	7%
Commercial	333,914	17%	302,943	18%	274,383	18%
Net revenues	$1,968,650	100%	$1,653,225	100%	$1,511,629	100%

	Years ended December 31,
	2021		2020		2019
Insulation	$1,262,628	64%	$1,058,316	64%	$970,070	64%
Shower doors, shelving and mirrors	138,797	7%	117,131	7%	105,745	7%
Waterproofing	130,924	7%	122,962	7%	112,075	7%
Garage doors	108,675	5%	93,516	6%	89,959	6%
Rain gutters	86,406	4%	62,672	4%	49,788	3%
Fireproofing/firestopping	59,381	3%	49,648	3%	41,845	3%
Window blinds	50,255	3%	46,984	3%	41,641	3%
Other building products	131,584	7%	101,996	6%	100,506	7%
Net revenues	$1,968,650	100%	$1,653,225	100%	$1,511,629	100%

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

Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in thousands):

	As of December 31,
	2021	2020
Contract assets	$32,679	$24,334
Contract liabilities	(14,153)	(8,965)

Uncompleted contracts were as follows (in thousands):

	As of December 31,
	2021	2020
Costs incurred on uncompleted contracts	$206,050	$169,544
Estimated earnings	106,163	90,737
Total	312,213	260,281
Less: Billings to date	285,978	240,665
Net under billings	$26,235	$19,616

Net under billings were as follows (in thousands):

	As of December 31,
	2021	2020
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$32,679	$24,334
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(6,444)	(4,718)
Net under billings	$26,235	$19,616

The difference between contract assets and contract liabilities as of December 31, 2021 compared to December 31, 2020 is primarily the result of timing differences between our performance of obligations under contracts and customer payments and billings. During the year ended December 31, 2021, we recognized $8.7 million of revenue that was included in the contract liability balance at December 31, 2020. We did not recognize any impairment losses on our receivables and contract assets during the years ended December 31, 2021 and 2020.

Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $143.2 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Upon adoption of ASC 326, we recorded a cumulative effect adjustment to retained earnings of $1.2 million, net of $0.4 million of income taxes, on the opening consolidated balance sheet as of January 1, 2020. The adoption of the credit loss standard had no impact to cash from or used in operating, financing or investing activities on our consolidated cash flow statements.
Changes in our allowance for credit losses were as follows (in thousands):

January 1, 2019	$5,085
Current period provision	4,312
Recoveries collected and additions	1,269
Amounts written off	(3,788)
December 31, 2019	$6,878
Cumulative effect of change in accounting principle	1,600
Current period provision	4,444
Recoveries collected and additions	503
Amounts written off	(4,636)
December 31, 2020	$8,789
Current period provision	2,227
Recoveries collected and additions	574
Amounts written off	(2,873)
December 31, 2021	$8,717
NOTE 5 – CASH AND CASH EQUIVALENTS
Cash and cash equivalents include highly liquid instruments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase. These instruments amounted to $258.1 million and $170.4 million as of December 31, 2021 and 2020, respectively. See Note 10, Fair Value Measurements, for additional information.
NOTE 6 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2021	2020
Land	$108	$108
Buildings	3,901	3,901
Leasehold improvements	10,935	10,288
Furniture, fixtures and equipment	64,556	55,780
Vehicles and equipment	248,848	223,003
	328,348	293,080
Less: accumulated depreciation and amortization	(222,415)	(189,058)
	$105,933	$104,022

We recorded the following depreciation and amortization expense on our property and equipment, by income statement category (in thousands):

	Years ended December 31,
	2021	2020	2019
Cost of sales	$40,938	$39,011	$36,922
Administrative	2,623	2,328	1,939

Property and equipment as of December 31, 2021 and 2020 of $123.3 million and $98.0 million, respectively, were fully depreciated but still being utilized in our business.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – GOODWILL AND INTANGIBLES
The homebuilding industry quickly rebounded from the immediate effects of the COVID-19 pandemic but continues to be affected by other pandemic-related factors that could have long-term impacts, such as reduced employment levels, inflation, rising interest rates, and reduced consumer spending and consumer confidence, any of which could decrease demand for homes and adversely affect our business. As such, we considered whether impairment indicators arose through the date of filing of this Form 10-K for our goodwill, long-lived assets and other intangible assets and concluded that no factors caused us to impair any asset group during the year ended December 31, 2021. While we ultimately concluded that our goodwill, long-lived assets and other intangibles assets were not impaired as of December 31, 2021, we will continue to assess impairment indicators related to the impact of the COVID-19 pandemic on our business.
Goodwill
The change in carrying amount of goodwill was as follows (in thousands):

	Goodwill (Gross)	Accumulated Impairment Losses	Goodwill (Net)
January 1, 2020	$265,656	$(70,004)	$195,652
Business combinations	21,305	—	21,305
Other	(87)	—	(87)
December 31, 2020	286,874	(70,004)	216,870
Business combinations	105,617	—	105,617
Other	30	—	30
December 31, 2021	$392,521	$(70,004)	$322,517

Other changes included in the above table primarily include minor adjustments for the allocation of certain acquisitions still under measurement for the years ended December 31, 2021 and 2020. For additional information regarding changes to goodwill resulting from acquisitions, see Note 17, Business Combinations.
At October 1, 2021, our measurement date, we tested goodwill for impairment by performing a one-step qualitative assessment in conformity with generally accepted accounting principles and determined that no impairment of goodwill was required. As such, no impairment of goodwill was recognized for the year ended December 31, 2021. In addition, no impairment of goodwill was recognized for the years ended December 31, 2020 or 2019. Accumulated impairment losses included within the above table were incurred over multiple periods, with the latest impairment charge being recorded during the year ended December 31, 2010.
Intangibles, net
The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in thousands):

	As of December 31,
	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$292,113	$113,849	$178,264	$197,641	$89,137	$108,504
Covenants not-to-compete	27,717	16,471	11,246	20,309	13,436	6,873
Trademarks and tradenames	103,007	32,623	70,384	79,657	27,245	52,412
Backlog	23,724	19,197	4,527	18,847	15,243	3,604
	$446,561	$182,140	$264,421	$316,454	$145,061	$171,393

There was no intangible asset impairment loss for the years ended December 31, 2021, 2020 and 2019.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The gross carrying amount of intangibles increased approximately $130.1 million and $46.4 million during the years ended December 31, 2021 and 2020, respectively. Intangibles associated with business combinations accounted for approximately $130.0 million and $46.2 million of the increases during the years ended December 31, 2021 and 2020, respectively. For more information, see Note 17, Business Combinations. Amortization expense on intangible assets totaled approximately $37.1 million, $28.5 million, and $24.5 million during the years ended December 31, 2021, 2020 and 2019, respectively. Remaining estimated aggregate annual amortization expense is as follows (in thousands):

2022	$41,780
2023	37,458
2024	33,762
2025	27,440
2026	23,489
Thereafter	100,492
NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	As of December 31,
	2021	2020
Senior Notes due 2028, net of unamortized debt issuance costs of $3,633 and $4,230, respectively	$296,367	$295,770
Term loan, net of unamortized debt issuance costs of $6,735 and $1,343, respectively	493,265	198,657
Vehicle and equipment notes, maturing through December 2026; payable in various monthly installments, including interest rates ranging from 1.9% to 4.8%	69,228	67,493
Various notes payable, maturing through March 2025; payable in various monthly installments, including interest rates ranging from 1.0% to 5.0%	4,172	3,392
	863,032	565,312
Less: current maturities	(30,839)	(23,355)
Long-term debt, less current maturities	$832,193	$541,957

Remaining required repayments of debt principal, gross of unamortized debt issuance costs, as of December 31, 2021 are as follows (in thousands):

2022	$30,839
2023	24,850
2024	19,098
2025	15,600
2026	8,013
Thereafter	775,000
5.75% Senior Notes due 2028
In September 2019, we issued $300.0 million in aggregate principal amount of 5.75% senior unsecured notes (the “Senior Notes”). The Senior Notes will mature on February 1, 2028 and interest is payable semi-annually in cash in arrears on February 1 and August 1, commencing on February 1, 2020. The net proceeds from the Senior Notes offering were $295.0 million after debt issuance costs.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
transactions with affiliates; (viii) merge, consolidate or sell substantially all of our assets; and (ix) pay dividends and make other distributions from subsidiaries.
Credit Facilities
In December 2021, we entered into a new $500 million, seven-year term loan facility due December 2028 (the “Term Loan”) under our credit agreement (the “Term Loan Agreement”), dated as of December 14, 2021 with Royal Bank of Canada as the administrative agent and collateral agent thereunder. The Term Loan amortizes in quarterly principal payments of $1.25 million starting on March 31, 2022, with any remaining unpaid balances due on the maturity date of December 14, 2028. The Term Loan bears interest at either the base rate (which approximates the prime rate) or the Eurodollar rate, plus a margin of (A) 1.25% in the case of base rate loans or (B) 2.25% in the case of Eurodollar rate loans. Proceeds from the Term Loan were used to refinance and repay in full all amounts outstanding under our previous term loan agreement. We intend to use the remaining funds to pay for certain fees and expenses associated with the closing of the Term Loan and for general corporate purposes, including acquisitions and other growth initiatives. As of December 31, 2021, we had $493.3 million, net of unamortized debt issuance costs, due on our Term Loan.
Subject to certain exceptions, the Term Loan will be subject to mandatory prepayments of (i) 100% of the net cash proceeds from issuances or incurrence of debt by the Company or any of its restricted subsidiaries (other than with respect to certain permitted indebtedness (excluding any refinancing indebtedness); (ii) 100% (with step-downs to 50% and 0% based on achievement of specified net leverage ratios) of the net cash proceeds from certain sales or dispositions of assets by the Company or any of its restricted subsidiaries in excess of a certain amount and subject to reinvestment provision and certain other exception; and (iii) 50% (with step-downs to 25% and 0% based upon achievement of specified net leverage ratios) of excess cash flow of the Company and its restricted subsidiaries in excess of $15 million, subject to certain exceptions and limitations.
In September 2019, we entered into an asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement provides for an asset-based lending credit facility (the “ABL Revolver”) of up to $200.0 million with a five-year maturity. Borrowing availability under the ABL Revolver is based on a percentage of the value of certain assets securing the Company’s obligations and those of the subsidiary guarantors thereunder. In connection with the Term Loan Agreement, we entered into a Third Amendment (the “Third Amendment”) to the Third ABL/Term Loan Intercreditor Agreement with Bank of America, N.A., as ABL Agent for the lenders under the ABL Credit Agreement, and Royal Bank of Canada as collateral agent under the Term Loan Agreement. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of December 31, 2021 was $155.7 million. In February 2022, we amended and extended our ABL Credit Agreement. See Note 19, Subsequent Events, for additional information.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Total gross assets relating to our Master Loan and Equipment Agreements were $134.5 million and $132.2 million as of December 31, 2021 and 2020, respectively. The net book value of assets under these agreements was $65.3 million and $65.7 million as of December 31, 2021 and 2020, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Consolidated Statements of Operations and Comprehensive Income.
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
The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheet:

(in thousands)	Classification	As of December 31,
		2021	2020
Assets
Non-Current
Operating	Operating lease right-of-use assets	$69,871	$53,766
Finance	Property and equipment, net	5,266	4,946
Total lease assets		$75,137	$58,712
Liabilities
Current
Operating	Current maturities of operating lease obligations	$23,224	$18,758
Financing	Current maturities of finance lease obligations	1,747	2,073
Non-Current
Operating	Operating lease obligations	46,075	34,413
Financing	Finance lease obligations	3,297	2,430
Total lease liabilities		$74,343	$57,674

Weighted-average remaining lease term
Operating leases	4.3 years	4.1 years
Finance leases	3.3 years	2.6 years
Weighted-average discount rate
Operating leases	3.38%	3.67%
Finance leases	4.96%	5.08%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease Costs
The table below presents certain information related to the lease costs for finance and operating leases during 2021, 2020 and 2019:

		Years ended December 31,
(in thousands)	Classification	2021	2020	2019
Operating lease cost (1)	Administrative	$27,357	$23,454	$21,024
Finance lease cost
Amortization of leased assets (2)	Cost of sales	3,083	3,645	4,942
Interest on finance lease obligations	Interest expense, net	218	268	341
Total lease costs		$30,658	$27,367	$26,307

(1)Includes variable lease costs of $3.0 million, $2.9 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, and short-term lease costs of $1.1 million, $0.8 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Includes variable lease costs of $0.7 million, $0.7 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Other Information
The table below presents supplemental cash flow information related to leases during 2021, 2020 and 2019:

	Years ended December 31,
(in thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$22,930	$19,668	$17,521
Operating cash flows for finance leases	218	268	341
Financing cash flows for finance leases	2,125	2,632	4,157
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Consolidated Balance Sheet as of December 31, 2021:

	Finance Leases	Operating Leases
(in thousands)		Related Party	Other	Total Operating
2022	$2,001	$1,347	$23,832	$25,179
2023	1,452	906	18,139	19,045
2024	1,043	645	11,006	11,651
2025	674	519	6,502	7,021
2026	343	—	4,701	4,701
Thereafter	—	—	7,283	7,283
Total minimum lease payments	5,513	$3,417	$71,463	74,880
Less: Amounts representing executory costs	(29)			—
Less: Amounts representing interest	(440)			(5,581)
Present value of future minimum lease payments	5,044			69,299
Less: Current obligation under leases	(1,747)			(23,224)
Long-term lease obligations	$3,297			$46,075

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of December 31, 2021 and 2020 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During each of the years ended December 31, 2021, 2020 and 2019, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.
Estimated Fair Value of Financial Instruments
Accounts receivable, accounts payable and accrued liabilities as of December 31, 2021 and 2020 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of certain long-term debt, including the Term Loan and ABL Revolver as of December 31, 2021 and 2020, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of our operating lease right-of-use assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of December 31, 2021 and 2020. All debt classifications represent Level 2 fair value measurements.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of financial assets and liabilities that are recorded at fair value in the Consolidated Balance Sheets and not described above were as follows (in thousands):

	As of December 31, 2021				As of December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$258,055	$258,055	$—	$—	$170,398	$170,398	$—	$—
Derivative financial instruments	14,830	—	14,830	—	5,130	—	5,130	—
Total financial assets	$272,885	$258,055	$14,830	$—	$175,528	$170,398	$5,130	$—
Financial liabilities:
Contingent consideration	$11,170	$—	$—	$11,170	$4,004	$—	$—	$4,004
Derivative financial instruments	1,937	—	1,937	—	324	—	324	—
Total financial liabilities	$13,107	$—	$1,937	$11,170	$4,328	$—	$324	$4,004

See Note 5, Cash and Cash Equivalents, for more information on cash equivalents included in the table above. Also see Note 11, Derivatives and Hedging Activities, for more information on derivative financial instruments.
The change in fair value of the contingent consideration (a Level 3 input) was as follows (in thousands):

Contingent consideration liability—January 1, 2021	$4,004
Preliminary purchase price	8,400
Fair value adjustments	(413)
Accretion in value	1,154
Amounts cancelled	(1,035)
Amounts paid to sellers	(940)
Contingent consideration liability—December 31, 2021	$11,170

The accretion in value of contingent consideration liabilities is included within administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
The carrying values and associated fair values of financial assets and liabilities that are not recorded at fair value in the Consolidated Balance Sheets and not described above include our Senior Notes. To estimate fair value of our Senior Notes, we utilized third-party quotes which are derived all or in part from model prices, external sources or market prices. The Senior Notes represent a Level 2 fair value measurement and are as follows (in thousands):

	As of December 31, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes (1)	$300,000	$311,028	$300,000	$320,013

(1)Excludes the impact of unamortized debt issuance costs.

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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing and duration of our known or expected cash receipts and known or expected cash payments principally related to our investments and borrowings.
Cash Flow Hedges of Interest Rate Risk
Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the year ended December 31, 2021, we used interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of December 31, 2021, we have not posted any collateral related to these agreements.
As of December 31, 2021, we had three interest rate swaps. One interest rate swap began July 30, 2021 and has a fixed notional amount of $200.0 million, a fixed rate of 0.51% and a maturity date of April 15, 2030. We also had two interest rate swaps that began December 31, 2021, each with a fixed notional amount of $100.0 million, a fixed rate of 1.37%, and a maturity date of December 15, 2028. Together, these three swaps serve to hedge $400.0 million of the variable cash flows on our variable rate Term Loan through maturity. The assets and liabilities associated with these interest rate swaps are included in other non-current assets and other current liabilities on the Consolidated Balance Sheets at their fair value amounts as described in Note 10, Fair Value Measurements.
During the year ended December 31, 2020, we terminated two then-existing interest rate swaps and one then-existing forward interest rate swap. We settled the terminated swaps by making a cash payment of $17.8 million. This payment is classified within cash flows from operating activities within the Consolidated Statements of Cash Flows for the year ended December 31, 2020. The unrealized loss included in accumulated other comprehensive loss associated with the terminated swaps of $17.8 million at the time of termination will be amortized to interest expense over the course of the originally scheduled settlement dates of the terminated swaps. During the years ended December 31, 2021 and 2020, we amortized $3.2 million and $1.3 million, respectively, of the unrealized loss to interest expense, net.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in other comprehensive income, net of tax on the Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive income on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We had no such changes during the years ended December 31, 2021 or 2020.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt. Over the next twelve months, we estimate that an additional $5.7 million will be reclassified as an increase to interest expense, net.
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
NOTE 12 – STOCKHOLDERS’ EQUITY
As of December 31, 2021 and 2020, we had losses of $0.2 million and $8.8 million, respectively, in accumulated other comprehensive loss on our Consolidated Balance Sheets. The loss as of December 31, 2021 represented the unrealized loss on our terminated interest rate swaps of $9.9 million, net of taxes, less the effective portion of the unrealized gain on our interest rate swaps of $9.7 million, net of taxes. The loss as of December 31, 2020 represented the unrealized loss on our terminated interest rate swaps of $12.2 million, net of tax, less the effective portion of the unrealized gain on our forward interest rate swap of $3.4 million, net of tax. For additional information, see Note 11, Derivatives and Hedging Activities.
Our board of directors approved a stock repurchase program whereby we are authorized to purchase shares of our outstanding common stock. As of December 31, 2021, we had $100.0 million remaining under this repurchase program. On February 24,

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2022, we announced that our board of directors extended the program end date from March 1, 2022 through March 1, 2023 and authorized an increase in the total amount of our outstanding common stock we can purchase up to $200.0 million. During the year ended December 31, 2020, we repurchased 633 thousand shares of our outstanding common stock with an aggregate price of approximately $33.9 million, or $53.57 average price per share. We did not repurchase any shares during the year ended December 31, 2021. The effect of these treasury shares reducing the number of common shares outstanding is reflected in our earnings per share calculation. In response to COVID-19, we temporarily suspended our share repurchase program from March 2020 until it was reinstated in November 2020.
Dividends
During the year ended December 31, 2021, we declared and paid the following cash dividends (amount declared and amount paid in thousands):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/23/2021	3/15/2021	3/31/2021	$0.30	$8,907	$8,786
5/5/2021	6/15/2021	6/30/2021	0.30	8,910	8,821
8/5/2021	9/15/2021	9/30/2021	0.30	8,912	8,821
11/4/2021	12/15/2021	12/31/2021	0.30	8,911	8,866
The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of restricted stock awards and performance share awards, which accrue dividend equivalent rights that are paid when the award vests. The payment of future dividends will be at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, results of operations, contractual restrictions, legal requirements, and other factors deemed relevant by our board of directors. We did not declare or pay any cash dividends on our capital stock during the year ended December 31, 2020.
Our credit facilities place restrictions on the amount of dividends and stock repurchases we can make during a fiscal year. See Note 8, Long-Term Debt, for more information.
NOTE 13 – EMPLOYEE BENEFITS
Healthcare
We participate in multiple healthcare plans, the largest of which is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. Our healthcare benefit expense (net of employee contributions) was approximately $28.4 million, $24.1 million and $21.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, for all plans. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Consolidated Balance Sheets and was $3.3 million and $3.1 million as of December 31, 2021 and 2020, respectively.
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
Workers’ compensation expense totaled $17.6 million, $15.7 million and $15.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in cost of sales on the Consolidated Statements of Operations and Comprehensive Income.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Workers’ compensation known claims and IBNR reserves included on the Consolidated Balance Sheets were as follows (in thousands):

	As of December 31,
	2021	2020
Included in other current liabilities	$8,048	$7,703
Included in other long-term liabilities	13,397	11,986
	$21,445	$19,689

We also had an insurance receivable for claims that exceeded the stop loss limit for fully insured policies included on the Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	As of December 31,
	2021	2020
Included in other non-current assets	$2,137	$1,854
Retirement Plans
We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. During the years ended December 31, 2021, 2020 and 2019, we recognized 401(k) plan expenses of $2.5 million, $2.2 million and $2.0 million, respectively, which is included in administrative expenses on the accompanying Consolidated Statements of Operations and Comprehensive Income.
Multiemployer Pension Plans
We participate in various multiemployer pension plans under collective bargaining agreements in Washington, Oregon, California and Illinois with other companies in the construction industry. These plans cover our union-represented employees and contributions to these plans are expensed as incurred. These plans generally provide for retirement, death and/or termination benefits for eligible employees within the applicable collective bargaining units, based on specific eligibility/participation requirements, vesting periods and benefit formulas. We do not participate in any multiemployer pension plans that are considered to be individually significant.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our contributions to multiemployer pension and health and welfare benefit plans were as follows (in thousands):

	Years ended December 31,
	2021	2020	2019
Pension plans	$2,783	$1,128	$809
Health & welfare plans	2,893	952	674
Total contributions	$5,676	$2,080	$1,483
The increase in contributions for the year ended December 31, 2021 was driven by the acquisition of Alert Insulation in 2021 and a full year of operations for 2020 acquisitions Insulation Contractors/Magellan Insulation and Norkote, Inc. See Note 17, Business Combinations for more information.
Share-Based Compensation
Common Stock Awards
We periodically grant shares of our common stock under our 2014 Omnibus Incentive Plan to non-employee members of our board of directors and our employees. During the years ended December 31, 2021, 2020 and 2019, we granted approximately four thousand, six thousand and eight thousand shares of restricted stock, respectively, to non-employee members of our board of directors. Substantially all of the stock will vest over a one-year service period.
In addition, we granted approximately 0.1 million, 0.2 million and 0.1 million shares of our common stock to employees in each of the years ended December 31, 2021, 2020 and 2019, respectively. Substantially all of the stock will vest in three equal installments (rounded to the nearest whole share) annually over a three-year service period.
Performance-Based Stock Awards
We periodically grant nonvested stock awards subject to performance-based vesting conditions to certain officers. During the year ended December 31, 2021, we issued approximately 0.1 million shares of our common stock which vest in two equal installments on each of April 20, 2022 and April 20, 2023. In addition, during the year ended December 31, 2021, we established, and our board of directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2022 contingent upon achievement of these targets.
In addition, there are long-term performance-based restricted stock awards to be issued to certain employees annually through 2022 contingent upon achievement of certain performance targets. These awards are accounted for as liability-based awards since they represent a predominantly-fixed monetary amount that will be settled with a variable number of common shares and as such are included in other current liabilities on the Consolidated Balance Sheets. During the years ended December 31, 2021, 2020 and 2019 we granted approximately five thousand, seven thousand and 11 thousand shares of our common stock, respectively, all of which will vest in 2022.
Performance-Based Restricted Stock Units
During 2020, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards which were issued to certain employees in 2021 based upon achievement of a performance target. In addition, during the year ended December 31, 2021, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2022 based upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares. During the years ended December 31, 2021, 2020 and 2019 we granted approximately eight thousand, 14 thousand and 14 thousand units, respectively, each of which will vest over a one-year service period.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share-Based Compensation Summary
Amounts and changes for each category of equity-based award were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Grant Date Fair Value Per Share	Awards	Weighted Average Grant Date Fair Value Per Share	Units	Weighted Average Grant Date Fair Value Per Share
Nonvested awards/units at December 31, 2020	231,280	$48.05	166,961	$59.97	13,273	$36.51
Granted	55,815	124.88	42,449	123.32	8,470	126.89
Vested	(84,641)	48.87	(64,525)	52.79	(12,952)	36.51
Forfeited/Cancelled	(3,101)	62.36	(1,484)	123.26	(539)	73.06
Nonvested awards/units at December 31, 2021	199,353	$68.99	143,401	$81.30	8,252	$126.89
The following table summarizes the share-based compensation expense recognized under our 2014 Omnibus Incentive Plan (in thousands):

	Years ended December 31,
	2021	2020	2019
Common Stock Awards	$5,285	$4,116	$4,242
Non-Employee Common Stock Awards	465	333	359
Performance-Based Stock Awards	4,528	3,869	3,034
Liability Performance-Based Stock Awards	2,612	1,969	432
Performance-Based Restricted Stock Units	862	539	660
	$13,752	$10,826	$8,727
We recorded the following stock compensation expense, by income statement category (in thousands):

	Years ended December 31,
	2021	2020	2019
Cost of sales	$448	$284	$374
Selling	204	202	194
Administrative	13,100	10,340	8,159
	$13,752	$10,826	$8,727
Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represents all stock compensation earned by our installation and sales employees, respectively. We recognized windfall tax benefits of $1.7 million and $0.3 million for the years ended December 31, 2021 and 2019, and we recognized a tax shortfall of $0.3 million for the year ended December 31, 2020, respectively, within the income tax provision in the Consolidated Statements of Operations and Comprehensive Income.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unrecognized share-based compensation expense related to unvested awards was as follows (in thousands):

	As of December 31, 2021
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Common Stock Awards	$7,518	1.7
Performance-Based Stock Awards	4,832	1.6
Performance-Based Restricted Stock Units	301	0.3
Total unrecognized compensation expense related to unvested awards	$12,651
Total unrecognized compensation expense is subject to future adjustments for forfeitures. This expense is expected to be recognized over the remaining weighted-average period shown above on a straight-line basis except for the Performance-Based Stock Awards which uses the graded-vesting method. Shares forfeited are returned as treasury shares and available for future issuances.
During the years ended December 31, 2021, 2020 and 2019, our employees surrendered approximately 44 thousand, 25 thousand and 45 thousand shares of our common stock under all plans, respectively, to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2014 Omnibus Incentive Plan.
As of December 31, 2021, approximately 1.8 million of the 3.0 million shares of common stock authorized for issuance were available for issuance under the 2014 Omnibus Incentive Plan.
NOTE 14 – INCOME TAXES
The provision for income taxes is comprised of (in thousands):

	Years ended December 31,
	2021	2020	2019
Current:
Federal	$27,011	$33,495	$14,850
State	10,139	8,918	4,127
	37,150	42,413	18,977
Deferred:
Federal	(437)	(7,177)	4,585
State	(1)	(1,298)	884
	(438)	(8,475)	5,469
Total tax expense	$36,712	$33,938	$24,446

The reconciliation between our effective tax rate on net income and the federal statutory rate is as follows (dollars in thousands):

	Years ended December 31,
	2021		2020		2019
Income tax at federal statutory rate	$32,650	21.0%	$27,547	21.0%	$19,447	21.0%
Stock compensation	(1,567)	(1.0)%	331	0.3%	(255)	(0.3)%
Other permanent items	1,274	0.8%	424	0.3%	737	0.8%
Change in valuation allowance	(922)	(0.6)%	(207)	(0.2)%	276	0.3%
Change in uncertain tax positions	(2,867)	(1.8)%	65	0.1%	67	0.1%
State income taxes, net of federal benefit	8,144	5.2%	5,778	4.4%	4,174	4.5%
Total tax expense	$36,712	23.6%	$33,938	25.9%	$24,446	26.4%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Components of the net deferred tax asset or liability are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred Tax Assets
Long-term
Accrued liabilities and allowances	$10,200	$9,106
Allowance for doubtful accounts	979	987
Inventories	900	402
Property and equipment	333	280
Intangibles	7,042	6,582
Net operating loss carryforwards	1,049	1,206
Other	14	16
Long-term deferred tax assets	20,517	18,579
Less: Valuation allowance	(216)	(1,263)
Net deferred tax assets	20,301	17,316
Deferred Tax Liabilities
Long-term
Accrued liabilities and allowances	(669)	(151)
Property and equipment	(7,629)	(4,587)
Intangibles	(6,783)	(4,810)
Investment in partnership	(8,271)	(6,660)
Other	(793)	(650)
Long-term deferred tax liabilities	(24,145)	(16,858)
Net deferred tax (liabilities) assets	$(3,844)	$458

The above amounts are included in our Consolidated Balance Sheets as follows:
Other non-current assets	975	493
Long-term deferred income tax liabilities	(4,819)	(35)
Net deferred tax (liabilities) assets	$(3,844)	$458

As of December 31, 2021, we had a deferred tax asset balance of $1.0 million reflecting the benefit of $4.8 million in federal and state income tax net operating loss (NOL) carryforwards, the earliest of which expires in 2030.
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
Based on this evaluation, a valuation allowance has been recorded as of December 31, 2021 and 2020 for the net deferred tax assets recorded on certain of our wholly owned subsidiaries. Such deferred tax assets relate primarily to net operating losses that are not more likely than not realizable. However, the amount of the deferred tax asset considered realizable could be adjusted if our estimate of future taxable income during the carryforward period changes, or if objective negative evidence in the form of cumulative losses is no longer present. Additional weight may be given to subjective evidence such as our projections for growth in this situation.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Uncertain Tax Positions
We are subject to taxation in the United States and various state jurisdictions. As of December 31, 2021, our tax years for 2018 through 2020 are subject to examination by the tax authorities. A rollforward of the gross unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefit, January 1, 2019	$5,349
Increase as a result of tax positions taken during the period	2,866
Decrease as a result of tax positions taken during the period	(2,482)
Decrease as a result of expiring statutes	(16)
Unrecognized tax benefit, December 31, 2019	$5,717
Increase as a result of tax positions taken during the period	3,822
Decrease as a result of tax positions taken during the period	(2,873)
Increase as a result of expiring statutes	10
Unrecognized tax benefit, December 31, 2020	$6,676
Increase as a result of tax positions taken during the period	4,482
Decrease as a result of tax positions taken during the period	(3,999)
Decrease as a result of expiring statutes	(2,857)
Unrecognized tax benefit, December 31, 2021	$4,302

No unrecognized tax positions would affect the effective tax rate at December 31, 2021. Interest expense and penalties accrued related to uncertain tax positions as of December 31, 2021 are $0.5 million.
We expect a decrease to the amount of unrecognized tax benefits (exclusive of penalties and interest) within the next twelve months of zero to $2.4 million.
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
The amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in thousands):

	Years ended December 31,
	2021	2020	2019
Sales	$1,452	$3,987	$13,488
Purchases	1,544	1,841	1,810
Rent	1,322	1,125	1,040

At December 31, 2021 and 2020, we had related party balances of approximately $0.9 million and $0.7 million, respectively, included in accounts receivable on our Consolidated Balance Sheets. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer was a member of our board of directors until his resignation from our board effective March 18, 2020, accounted for a significant portion of our related party sales during the first quarter of the year ended December 31, 2020 as well as the year ended December 31, 2019 while it was classified as a related party to the Company.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 – COMMITMENTS AND CONTINGENCIES
Accrued General Liability and Auto Insurances
Accrued general liability and auto insurance reserves included on the Consolidated Balance Sheets were as follows (in thousands):

	As of December 31,
	2021	2020
Included in other current liabilities	$5,889	$5,102
Included in other long-term liabilities	16,050	16,440
	$21,939	$21,542

We also had insurance receivables and indemnification assets included on the Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above. The amounts were as follows (in thousands):

	As of December 31,
	2021	2020
Insurance receivables and indemnification assets for claims under fully insured policies	$3,578	$4,400
Insurance receivables for claims that exceeded the stop loss limit	278	328
Total insurance receivables and indemnification assets included in other non-current assets	$3,856	$4,728
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
During the year ended December 31, 2018, we entered into an agreement with one of our suppliers to purchase a portion of the insulation materials we utilize across our business. This agreement was effective January 1, 2019 through December 31, 2021 with a purchase obligation of $15.0 million for 2021, which we exceeded.
NOTE 17 – BUSINESS COMBINATIONS
As part of our ongoing strategy to expand geographically and increase market share in certain markets, as well as diversify our products and end markets, we completed eleven, nine and six business combinations during the years ended December 31, 2021, 2020 and 2019, respectively, as well as several insignificant tuck-in acquisitions merged into existing operations in 2019, in which we acquired 100% of the voting equity interests in each acquired entity. Acquisition-related costs amounted to $2.8 million, $2.8 million and $2.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in Administrative expenses on the Consolidated Statements of Operations and Comprehensive Income. The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed. We expect to deduct $100.5 million of goodwill for tax purposes as a result of 2021 acquisitions.
Below is a summary of each significant acquisition by year, including revenue and net income (loss) since date of acquisition, shown for the year of acquisition. The largest of our 2021 acquisitions were I.W. International Insulation, Inc., dba

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intermountain West Insulation (“IWI”) in March 2021, Alert Insulation ("Alert") and Alpine Construction Services ("Alpine") in April 2021, General Ceiling & Partitions, Inc. ("GCP") in June 2021, Five Star Building Products, LLC and Five Star Building Products of Southern Utah, LLC (collectively "Five Star") in September 2021, Denison Glass and Mirror, Inc. ("DGM") and CFI Insulation ("CFI") in November 2021, and AMD Distribution ("AMD") in December 2021. In each table, “Other” represents acquisitions that were individually immaterial in that year. Net income (loss), as noted below, includes amortization, taxes and interest allocations when appropriate.
For the year ended December 31, 2021 (in thousands):

2021 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)
IWI	03/01/2021	Share	$42,098	$5,959	$48,057	$36,259	$3,373
Alert	4/13/2021	Asset	5,850	2,980	8,830	13,494	(151)
Alpine	4/19/2021	Asset	7,945	2,208	10,153	8,267	189
GCP	6/7/2021	Asset	9,700	1,427	11,127	7,125	83
Five Star	9/13/2021	Share	26,308	5,466	31,774	6,861	(119)
DGM	11/1/2021	Asset	11,634	2,069	13,703	2,198	(462)
CFI	11/22/2021	Share	13,450	1,145	14,595	1,289	53
AMD	12/13/2021	Asset	119,490	6,631	126,121	3,707	(225)
Other	Various	Asset	6,540	1,284	7,824	3,231	(102)
Total			$243,015	$29,169	$272,184	$82,431	$2,639

For the year ended December 31, 2020 (in thousands):

2020 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)
Royals	2/29/2020	Asset	$7,590	$2,500	$10,090	$11,095	$1,332
Energy One	8/10/2020	Asset	13,200	1,591	14,791	7,454	(558)
Storm Master	8/31/2020	Asset	13,000	1,336	14,336	8,131	619
ICON	10/13/2020	Asset	16,900	3,598	20,498	4,798	449
Norkote	10/26/2020	Asset	8,725	2,426	11,151	2,702	417
WeatherSeal	11/16/2020	Asset	9,500	922	10,422	766	(23)
Other	Various	Asset	7,531	1,713	9,244	5,548	(344)
Total			$76,446	$14,086	$90,532	$40,494	$1,892

For the year ended December 31, 2019 (in thousands):

2019 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)
1st State Insulation	3/18/2019	Asset	$5,125	$1,355	$6,480	$9,828	$476
Expert Insulation	6/24/2019	Asset	16,165	1,993	18,158	6,484	155
Premier	11/18/2019	Share	25,000	2,765	27,765	2,161	(62)
Other	Various	Asset	5,750	1,430	7,180	3,339	23
Total			$52,040	$7,543	$59,583	$21,812	$592

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchase Price Allocations
The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in thousands):

	2021
	IWI	Alert	Alpine	GCP	Five Star	DGM	CFI	AMD	Other	Total
Estimated fair values:
Cash	$168	$—	$—	$—	$1,472	$—	$67	$—	$—	$1,707
Accounts receivable	5,122	4,710	—	3,067	4,597	4,007	1,318	8,393	446	31,660
Inventories	1,157	765	359	—	1,399	6	311	7,540	345	11,882
Other current assets	3,014	738	—	—	330	1,016	26	—	74	5,198
Property and equipment	796	693	726	206	1,161	853	714	1,133	932	7,214
Intangibles	25,200	2,770	5,543	5,670	17,400	8,800	7,699	52,800	4,072	129,954
Goodwill	23,282	940	3,582	2,695	6,482	3,447	6,799	56,327	2,063	105,617
Other non-current assets	264	132	—	—	—	213	—	—	18	627
Accounts payable and other current liabilities	(8,416)	(1,184)	(57)	(493)	(1,040)	(4,625)	(242)	(23)	(123)	(16,203)
Deferred income tax liabilities	—	—	—	—	—	—	(2,089)	—	—	(2,089)
Other long-term liabilities	(2,530)	(734)	—	(18)	(27)	(14)	(8)	(49)	(3)	(3,383)
Fair value of assets acquired and purchase price	48,057	8,830	10,153	11,127	31,774	13,703	14,595	126,121	7,824	272,184
Less seller obligations	5,959	2,980	2,208	1,427	5,466	2,069	1,145	6,631	1,284	29,169
Cash paid	$42,098	$5,850	$7,945	$9,700	$26,308	$11,634	$13,450	$119,490	$6,540	$243,015

	2020
	Royals	Energy One	Storm Master	ICON	Norkote	WeatherSeal	Other	Total
Estimated fair values:
Accounts receivable	$2,848	$3,357	$2,362	$4,828	$1,926	$865	$1,419	$17,605
Inventories	305	838	175	243	444	156	600	2,761
Other current assets	430	12	—	675	178	14	145	1,454
Property and equipment	598	2,319	798	380	584	520	663	5,862
Intangibles	3,930	6,500	8,720	11,830	5,310	5,450	4,483	46,223
Goodwill	3,015	3,253	3,631	2,870	2,841	3,472	2,223	21,305
Other non-current assets	58	—	—	145	—	—	38	241
Accounts payable and other current liabilities	(1,059)	(1,469)	(1,336)	(445)	(86)	(50)	(196)	(4,641)
Other long-term liabilities	(35)	(19)	(14)	(28)	(46)	(5)	(131)	(278)
Fair value of assets acquired and purchase price	10,090	14,791	14,336	20,498	11,151	10,422	9,244	90,532
Less seller obligations	2,500	1,591	1,336	3,598	2,426	922	1,713	14,086
Cash paid	$7,590	$13,200	$13,000	$16,900	$8,725	$9,500	$7,531	$76,446

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2019
	1st State	Expert	Premier	Other	Total
Estimated fair values:
Cash	$—	$—	$334	$—	$334
Accounts receivable	—	1,796	2,929	479	5,204
Inventories	291	723	1,242	410	2,666
Other current assets	—	—	—	3	3
Property and equipment	989	235	876	887	2,987
Intangibles	3,382	6,740	14,300	3,619	28,041
Goodwill	1,857	8,545	10,151	1,765	22,318
Other non-current assets	—	161	329	41	531
Accounts payable and other current liabilities	(39)	(42)	(2,396)	(24)	(2,501)
Fair value of assets acquired and purchase price	6,480	18,158	27,765	7,180	59,583
Less seller obligations	1,355	1,993	2,765	1,430	7,543
Cash paid	$5,125	$16,165	$25,000	$5,750	$52,040
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
Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed, contingent consideration is settled, and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Goodwill and intangibles per the above table may not agree to the total gross increases of these assets as shown in Note 7, Goodwill and Intangibles, during the years ended December 31, 2021, 2020 and 2019 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added during the ordinary course of business. In addition, goodwill and intangibles increased during the year ended December 31, 2019 due to various small acquisitions merged into existing operations that do not appear in the above tables.

Estimates of acquired intangible assets related to the acquisitions are as follows (dollars in thousands):

	2021		2020		2019
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Customer relationships	$94,473	12	$28,307	8	$20,659	8
Trademarks and trade names	23,349	15	9,834	15	5,286	15
Non-competition agreements	7,254	5	3,315	5	2,096	5
Backlog	4,878	2.5	4,767	1.5	—	—
Pro Forma Information (unaudited)
The unaudited pro forma information has been prepared as if the 2021 acquisitions had taken place on January 1, 2020, the 2020 acquisitions had taken place on January 1, 2019 and the 2019 acquisitions had taken place on January 1, 2018. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2020, 2019 and 2018 and the unaudited pro forma information does not purport to be indicative of future financial operating results (in thousands, except for per share data).

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2021	2020	2019
Net revenue	$2,105,295	$1,922,327	$1,660,326
Net income	129,825	107,791	76,474
Basic net income per share	4.42	3.65	2.57
Diluted net income per share	4.38	3.63	2.56

Unaudited pro forma net income reflects additional intangible asset amortization expense of $8.2 million, $18.2 million and $10.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, additional interest expense of $4.1 million and $4.3 million for the years ended December 31, 2021 and 2020, respectively, as well as additional income tax expense of $3.9 million, $3.7 million and $3.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
NOTE 18 – INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.
Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method as of December 31, 2021, 2020 and 2019, was 261 thousand, 213 thousand and 120 thousand, respectively.

NOTE 19 – SUBSEQUENT EVENTS
During the first quarter of 2022, our Chief Executive Officer, who is also our chief operating decision maker, changed the manner in which he reviews financial information for purposes of assessing business performance and allocating resources. In response, we are in the process of modifying our internal reporting and supporting systems to reflect these changes and are evaluating the future impact on our reporting of segments.
In February 2022, we amended and extended our ABL Credit Agreement. The ABL Amendment increased the commitment amount under the ABL Revolver to $250.0 million from $200.0 million and extended the maturity to February 17, 2027 from September 26, 2024, and permits us to further increase the commitment amount to up to $300 million. The ABL Amendment provides that the ABL Revolver will bear interest at either the base rate or term Secured Overnight Financing Rate (“Term SOFR”), at our election, plus a margin of 0.25% or 0.50% for base rate advances or 1.25% or 1.50% for Term SOFR advances (in each case based on a measure of availability under the ABL Credit Agreement). The amendment also provides us with the ability to reduce drawn and unused fees based on sustainability-linked key performance indicator targets and makes other modifications to the ABL Credit Agreement.
On February 24, 2022, we announced that our board of directors approved a special annual dividend, payable on March 31, 2022 to stockholders of record on March 15, 2022 at a rate of 90 cents per share. In addition, we recently announced that our board of directors declared a quarterly dividend, payable on March 31, 2022 to stockholders of record on March 15, 2022 at a rate of 31.5 cents per share.
On February 24, 2022, we announced that our board of directors authorized an extension of our stock repurchase program through March 1, 2023 and concurrently authorized an increase in the total amount of our outstanding common stock we can purchase up to $200.0 million. For more information about our stock repurchase program, see Note 12, Stockholders' Equity.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021 with the participation of the Company’s principal executive officer and principal financial officer as required by Exchange Act Rule 13a-15(b). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management, under the supervision of the principal executive officer and the principal financial officer, assessed the effectiveness of our internal control over financial reporting, excluding the internal control over financial reporting at the subsidiaries listed below that we acquired during 2021 as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2021 includes all of the Company’s subsidiaries except the subsidiaries listed below, which were acquired during 2021 and whose financial statements constitute the percentages of total assets and net revenue listed below of the consolidated financial statements of the Company as of and for the year ended December 31, 2021:

Subsidiary	Acquisition Date	Percentage of Total Assets	Percent of Net Revenue
Intermountain West	March 1, 2021	3.6%	1.8%
Alert	April 13, 2021	0.7%	0.7%
Alpine Construction	April 19, 2021	0.6%	0.4%
Reliable	May 11, 2021	0.2%	0.1%
GCP	June 7, 2021	0.7%	0.4%
MT Insulation	August 23, 2021	0.2%	0.1%
5 Star	September 13, 2021	2.0%	0.3%
Mr. Insulation	October 4, 2021	0.2%	0.0%
DGM	November 1, 2021	1.1%	0.1%
CFI	November 22, 2021	1.0%	0.1%
AMD	December 13, 2021	7.6%	0.2%

Management excluded the internal control over financial reporting at these subsidiaries from its assessment in accordance with the guidance of the staff of the SEC that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition.
Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2021. We have not experienced any material impact to our internal controls over financial reporting due to the

COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to identify potential limitations on our current internal controls that would adversely impact the design and operating effectiveness of internal controls over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which follows below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
On February 24, 2022, we announced that the Board of Directors of Installed Building Products, Inc. (the “Company”) approved the appointment of Jason R. Niswonger, 49, as its Chief Administrative and Sustainability Officer, effective March 1, 2022. Mr. Niswonger was formerly the Company’s Senior Vice President, Finance and Investor Relations since March 2015. Additional biographical information is available on page 34 of our 2021 Definitive Proxy Statement filed on April 16, 2021 ("2021 Proxy Statement").

There are no arrangements or understandings between Mr. Niswonger and any other persons pursuant to which he was selected as Chief Administrative and Sustainability Officer. There are no family relationships between Mr. Niswonger and any director or executive officer of the Company and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Mr. Niswonger is an at-will employee of the Company, and does not have a written employment agreement. Mr. Niswonger is eligible to participate in certain benefit and incentive programs and plans of the Company, as described in our 2021 Proxy Statement.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Installed Building Products, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Installed Building Products, Inc. (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the subsidiaries listed below, which were acquired during 2021 and whose financial statements constitute the percentages of total revenues and assets listed below of the consolidated financial statements of the Company as of and for the year ended December 31, 2021.

Subsidiary	Acquisition Date	Percentage of Total Assets	Percent of Net Revenue
Intermountain West	March 1, 2021	3.6%	1.8%
Alert	April 13, 2021	0.7%	0.7%
Alpine Construction	April 19, 2021	0.6%	0.4%
Reliable	May 11, 2021	0.2%	0.1%
GCP	June 7, 2021	0.7%	0.4%
MT Insulation	August 23, 2021	0.2%	0.1%
5 Star	September 13, 2021	2.0%	0.3%
Mr. Insulation	October 4, 2021	0.2%	0.0%
DGM	November 1, 2021	1.1%	0.1%
CFI	November 22, 2021	1.0%	0.1%
AMD	December 13, 2021	7.6%	0.2%

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
February 24, 2022

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth under the headings “Election of Directors,” “Executive Officers and Certain Significant Employees,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for the 2022 Annual Meeting of Stockholders (“2022 Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.
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
Item 11.    Executive Compensation
The information required by this item will be set forth under the headings “Executive Compensation,” “Chief Executive Pay Ratio” and “Compensation Committee Interlocks and Insider Participation” in our 2022 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in our Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed on or before April 16, 2022, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth under the headings “Certain Relationships and Related-Party Transactions” and “Corporate Governance” in our 2022 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item will be set forth under the heading “Fees Paid to Deloitte" and "Pre-Approval of Services” in our 2022 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules

(a)The following documents are filed as a part of this Form 10-K:

1.Financial Statements: The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34) for Installed Building Products, Inc. are presented in Item 8, Financial Statements and Supplementary Data, of Part II of this Form 10-K.
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

10.1#	Form of Amended and Restated Indemnification Agreement for directors and officers, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021.
10.2#
Amended and Restated Employment Agreement, dated as of April 15, 2021, by and between Installed Building Products, Inc. and Jeffrey W. Edwards, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021.

10.3#	Installed Building Products, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A filed on January 27, 2014.
10.4#
Amendment, dated as of February 24, 2017, to the Installed Building Products, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 28, 2017.

10.5
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

10.6
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

10.7
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

10.12
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

10.13
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

10.15
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

10.16
Third Amendment to Credit Agreement, dated as of June 19, 2018, by and among Installed Building Products, Inc., the lenders party thereto, and SunTrust Bank, as administrative agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2018.

10.17
Restatement Agreement, dated as of December 17, 2019, among Installed Building Products, Inc., as Borrower, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2019.

10.18
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

10.21
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

10.22
Security Agreement, dated September 26, 2019, among Installed Building Products, Inc., the other grantors party thereto and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 27, 2019.

10.23
Term Loan Credit Agreement, dated December 14, 2021, by and among Installed Building Products, Inc., the lenders party thereto from time to time, Royal Bank to Canada, as term administrative agent and term collateral agent, and RBC Capital Markets, BofA Securities, Inc. and Goldman Sachs Bank USA as joint lead arrangers and joint bookrunners and Loop Capital Markets LLC, US Bank National Associations, KeyBank Capital Markets Inc. and PNC Capital Markets LLC as Co-managers, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 14, 2021.

10.24
Third Amendment to ABL/Term Loan Intercreditor Agreement, dated December 14, 2021, by and among Installed Building Products, Inc., Bank of America, N.A., as ABL agent, Royal Bank of Canada, as collateral agent and certain of the Company's subsidiaries from time to time party thereto, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 14, 2021.

10.25
Lien Sharing and Priority Confirmation Joinder, dated, December 14, 2021, among Installed Building Products, Inc., the guarantors named therein, Bank of America, N.A., as ABL agent, and Royal Bank of Canada, as collateral agent under the Term Loan Agreement, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 14, 2021.

10.26
Term Collateral Agreement, dated December 14, 2021, among Installed Building Products, Inc., certain of its subsidiaries and Royal Bank of Canada, as term collateral agent, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 14, 2021.

10.27
Term Guarantee Agreement, dated December 14, 2021 among certain of Installed Building Products, Inc.'s subsidiaries and Royal of Canada, as term collateral agent, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 14, 2021.

10.28
Consent and Amendment No. 2 to Credit Agreement, dated December 14, 2021, by and among Installed Building Products, Inc., the financial institutions party thereto and Bank of America N.A., as administrative agent, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 14, 2021.

10.29#
Retirement and General Release Agreement, dated as of July 31, 2018, by and among Installed Building Products, Inc., Installed Building Products, LLC, TCI Contracting, LLC and J. Michael Nixon, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2018.

10.30
Share Repurchase Agreement, dated November 5, 2018, by and between Installed Building Products, Inc. and PJAM IBP Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2018.

10.31#	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2014.
10.32#	Form of Performance Share Award Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2014.
10.33#	Form of Restricted Stock Agreement for Employees, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 13, 2015.
10.34#	Form of Restricted Stock Agreement for awards made on or after April 19, 2017, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
10.35#	Form of Performance Share Agreement for awards made on or after April 19, 2017, incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
10.36#	Form of Stock Award Agreement, incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
10.37#	Form of Performance-Based Cash Award Agreement, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
21.1*	List of Subsidiaries of Installed Building Products, Inc.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following financial statements from the Company's Annual Report on Form 10-K for the period ended December 31, 2021, formatted in inline XBRL, include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.
104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________
*    Filed herewith
**    Submitted electronically with the report.
#    Indicates management contract or compensatory plan.
Item 16.    Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2022

INSTALLED BUILDING PRODUCTS, INC.

/s/ Jeffrey W. Edwards
By:	Jeffrey W. Edwards
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey W. Edwards	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 24, 2022
Jeffrey W. Edwards

/s/ Michael T. Miller	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 24, 2022
Michael T. Miller

/s/ Todd R. Fry	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	February 24, 2022
Todd R. Fry

/s/ Margot L. Carter	Director	February 24, 2022
Margot L. Carter

/s/ Lawrence A. Hilsheimer	Director	February 24, 2022
Lawrence A. Hilsheimer

/s/ Janet E. Jackson	Director	February 24, 2022
Janet E. Jackson

/s/ David R. Meuse	Director	February 24, 2022
David R. Meuse

/s/ Michael H. Thomas	Director	February 24, 2022
Michael H. Thomas

/s/ Vikas Verma	Director	February 24, 2022
Vikas Verma