Form 10-Q
period 2022-03-31
Installed Building Products, Inc.
filed 2022-05-05
CIK 1580905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
On April 28, 2022, the registrant had 29,295,555 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$217,434	$333,485
Investments	49,980	—
Accounts receivable (less allowance for credit losses of $8,590 and $8,717 at March 31, 2022 and December 31, 2021, respectively)	345,586	312,767
Inventories	160,023	143,039
Prepaid expenses and other current assets	69,205	70,025
Total current assets	842,228	859,316
Property and equipment, net	107,817	105,933
Operating lease right-of-use assets	69,033	69,871
Goodwill	325,347	322,517
Customer relationships, net	173,868	178,264
Other intangibles, net	84,092	86,157
Other non-current assets	50,364	31,144
Total assets	$1,652,749	$1,653,202
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$30,668	$30,839
Current maturities of operating lease obligations	23,505	23,224
Current maturities of finance lease obligations	1,801	1,747
Accounts payable	150,643	132,705
Accrued compensation	56,639	50,964
Other current liabilities	64,272	68,090
Total current liabilities	327,528	307,569
Long-term debt	829,638	832,193
Operating lease obligations	45,091	46,075
Finance lease obligations	3,254	3,297
Deferred income taxes	11,242	4,819
Other long-term liabilities	45,765	42,409
Total liabilities	1,262,518	1,236,362
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 33,351,843 and 33,271,659 issued and 29,275,592 and 29,706,401 shares outstanding at March 31, 2022 and December 31, 2021, respectively	334	333
Additional paid in capital	218,642	211,430
Retained earnings	350,475	352,543
Treasury stock; at cost: 4,076,251 and 3,565,258 shares at March 31, 2022 and December 31, 2021, respectively	(197,104)	(147,239)
Accumulated other comprehensive income (loss)	17,884	(227)
Total stockholders’ equity	390,231	416,840
Total liabilities and stockholders’ equity	$1,652,749	$1,653,202

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2022	2021
Net revenue	$587,492	$437,066
Cost of sales	415,089	311,639
Gross profit	172,403	125,427
Operating expenses
Selling	25,192	20,858
Administrative	79,144	65,077
Amortization	11,097	8,396
Operating income	56,970	31,096
Other expense, net
Interest expense, net	10,600	7,574
Other expense	145	81
Income before income taxes	46,225	23,441
Income tax provision	12,403	6,150
Net income	$33,822	$17,291
Other comprehensive income, net of tax:
Net change on cash flow hedges, net of tax provision of $6,430 and $3,428 for the three months ended March 31, 2022 and 2021, respectively	18,111	10,157
Comprehensive income	$51,933	$27,448
Earnings Per Share:
Basic	$1.15	$0.59
Diluted	$1.14	$0.58
Weighted average shares outstanding:
Basic	29,302,396	29,286,044
Diluted	29,580,731	29,613,484

Cash dividends declared per share	$1.22	$0.30

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND MARCH 31, 2022
(in thousands, except share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2021	33,141,879	$331	$199,847	$269,420	(3,518,607)	$(141,653)	$(8,763)	$319,182
Net income				17,291				17,291
Issuance of common stock awards to employees	66,203	—						—
Surrender of common stock awards					(274)	—		—
Share-based compensation expense			2,713					2,713
Share-based compensation issued to directors			102					102
Dividend declared ($0.30 per share)				(8,907)				(8,907)
Other comprehensive income, net of tax							10,157	10,157
BALANCE - March 31, 2021	33,208,082	$331	$202,662	$277,804	(3,518,881)	$(141,653)	$1,394	$340,538

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2022	33,271,659	$333	$211,430	$352,543	(3,565,258)	$(147,239)	$(227)	$416,840
Net income				33,822				33,822
Issuance of common stock awards to employees	40,980	1	(1)					—
Surrender of common stock awards					(50)	—		—
Share-based compensation expense			3,089					3,089
Share-based compensation issued to directors			124					124
Issuance of awards previously classified as liability awards	39,204		4,000					4,000
Dividends Declared ($1.22 per Share)				(35,890)				(35,890)
Common stock repurchase					(510,943)	(49,865)		(49,865)
Other comprehensive income, net of tax							18,111	18,111
BALANCE - March 31, 2022	33,351,843	$334	$218,642	$350,475	(4,076,251)	$(197,104)	$17,884	$390,231

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$33,822	$17,291
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	11,329	10,663
Amortization of operating lease right-of-use assets	6,371	5,050
Amortization of intangibles	11,097	8,396
Amortization of deferred financing costs and debt discount	484	331
Provision for credit losses	653	127
Gain on sale of property and equipment	(92)	(252)
Noncash stock compensation	3,418	3,196
Amortization of terminated interest rate swap	790	798
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(32,700)	1,056
Inventories	(16,300)	(7,644)
Other assets	169	(1,794)
Accounts payable	16,486	524
Income taxes receivable/payable	11,433	4,633
Other liabilities	1,265	(4,757)
Net cash provided by operating activities	48,225	37,618
Cash flows from investing activities
Purchases of investments	(49,957)	—
Purchases of property and equipment	(10,362)	(10,846)
Acquisitions of businesses, net of cash acquired of $0 and $168 in 2022 and 2021, respectively	(8,050)	(41,930)
Proceeds from sale of property and equipment	265	389
Other	(614)	(5)
Net cash used in investing activities	(68,718)	(52,392)
Cash flows from financing activities
Payments on Term Loan	(1,250)	—
Proceeds from vehicle and equipment notes payable	4,752	7,808
Debt issuance costs	(627)	—
Principal payments on long-term debt	(6,618)	(6,481)
Principal payments on finance lease obligations	(521)	(530)
Dividends paid	(35,426)	(8,786)
Acquisition-related obligations	(6,003)	(1,414)
Repurchase of common stock	(49,865)	—
Net cash used in financing activities	(95,558)	(9,403)
Net change in cash and cash equivalents	(116,051)	(24,177)
Cash and cash equivalents at beginning of period	333,485	231,520
Cash and cash equivalents at end of period	$217,434	$207,343
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$14,293	$10,839
Income taxes, net of refunds	1,088	1,474
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease obligations	5,514	5,679
Property and equipment obtained in exchange for finance lease obligations	544	268
Seller obligations in connection with acquisition of businesses	1,878	5,959
Unpaid purchases of property and equipment included in accounts payable	1,884	1,043

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - ORGANIZATION
Installed Building Products (“IBP”), a Delaware corporation formed on October 28, 2011, and its wholly-owned subsidiaries (collectively referred to as the “Company,” and “we,” “us” and “our”) primarily install insulation, waterproofing, fire-stopping, fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving and mirrors and other products for residential and commercial builders located in the continental United States. The Company operates in more than 210 locations and its corporate office is located in Columbus, Ohio.
In the first quarter of 2022, we realigned our operating segments to reflect recent changes in our business. We have three operating segments consisting of our Installation, Manufacturing and Distribution operations. The Installation operating segment is also our one reportable segment. See Note 10, Information on Segments, for further information.
Substantially all of our Installation segment sales are derived from the service-based installation of various products in the residential new construction, repair and remodel and commercial construction end markets from our national network of branch locations. Each of our Installation branches has the capacity to serve all of our end markets. See Note 3, Revenue Recognition, for information on our revenues by product and end market.
The COVID-19 pandemic ("COVID-19") has caused significant volatility, uncertainty and economic disruption. Public health organizations and international, federal, state and local governments responded by implementing measures during various points of the pandemic to contain the spread of COVID-19. We do not believe the various orders and restrictions significantly impacted our business in the first three months of 2022. However, COVID-19 has caused disruptions in the building products supply chain, impacting our ability to purchase certain materials we install through typical channels and fueling producer price and consumer inflation. The extent to which COVID-19 will impact our future growth, operations, customers, suppliers, employees and financial results is uncertain. The future impact on our financial results will depend on numerous factors including government actions and the resulting impact on construction activity, the effect on our customers’ demand for our services, the effects on our supply chain for materials, and the ability of our customers to pay for our services.
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include all of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
The information furnished in the Condensed Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) have been omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to prevent the information presented from being misleading when read in conjunction with our audited consolidated financial statements and the notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”), as filed with the SEC on February 24, 2022. The December 31, 2021 Condensed Consolidated Balance Sheet data herein was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.
Our interim operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected in future operating quarters.
Note 2 to the audited consolidated financial statements in our 2021 Form 10-K describes the significant accounting policies and estimates used in preparation of the audited consolidated financial statements. Other than the recently implemented accounting policies described below, there have been no changes to our significant accounting policies during the three months ended March 31, 2022.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reclassifications
The change in reportable segments described in Note 1, Organization and Note 10, Information on Segments, requires certain prior year disclosures in Note 3, Revenue Recognition and Note 6, Goodwill and Intangibles to be recast to conform to the current year presentation.
Recently Issued Accounting Pronouncements Not Yet Adopted
We are currently evaluating the impact of the following Accounting Standards Update ("ASU") on our Condensed Consolidated Financial Statements or Notes to Condensed Consolidated Financial Statements:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	This pronouncement amends Topic 805 to require an acquirer to account for revenue contracts in a business combination in accordance with Topic 606 as if the acquirer had originated the contracts.	Annual periods beginning after December 15, 2022, including interim periods therein. Early adoption is permitted.	We are currently assessing the impact of adoption on our consolidated financial statements.
NOTE 3 - REVENUE RECOGNITION
Revenues for our Installation operating segment are derived primarily through contracts with customers whereby we install insulation and other complementary building products and are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We offer assurance-type warranties on certain of our installed products and services that do not represent a separate performance obligation and, as such, do not impact the timing or extent of revenue recognition.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Revenues for our Distribution and Manufacturing operating segments included in the Other category are accounted for on a point-in-time basis when the sale occurs, adjusted accordingly for any return provisions. Sales taxes are not included in revenue as we act as a conduit for collecting and remitting sales taxes to the appropriate government authorities. The point-in-time recognition is when we transfer the promised products to the customer and the customer obtains control of the products depending upon the agreed upon terms in the contract.
We disaggregate our revenue from contracts with customers for our Installation segment by end market and product, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Revenues for the Other category are presented net of intercompany sales in the tables below. The following tables present our net revenues disaggregated by end market and product (in thousands):

	Three months ended March 31,
	2022		2021
Installation:
Residential new construction	$442,404	75%	$327,244	75%
Repair and remodel	32,641	6%	28,289	6%
Commercial	86,586	15%	76,645	18%
Net revenue, Installation	$561,631	96%	$432,178	99%
Other (1)	25,861	4%	4,888	1%
Net revenue, as reported	$587,492	100%	$437,066	100%

	Three months ended March 31,
	2022		2021
Installation:
Insulation	$364,943	63%	$278,568	63%
Waterproofing	29,022	5%	29,949	7%
Shower doors, shelving and mirrors	36,340	6%	31,433	7%
Garage doors	35,979	6%	24,439	6%
Rain gutters	23,546	4%	19,003	4%
Fireproofing/firestopping	15,922	3%	12,435	3%
Window blinds	13,058	2%	11,534	3%
Other building products	42,821	7%	24,817	6%
Net revenue, Installation	$561,631	96%	$432,178	99%
Other (1)	25,861	4%	4,888	1%
Net revenue, as reported	$587,492	100%	$437,066	100%
(1) Net revenue for manufacturing operations are included in the Other category for all periods presented to conform with our change in composition of operating segments.
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
Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in thousands):

	March 31, 2022	December 31, 2021
Contract assets	$40,160	$32,679
Contract liabilities	(14,756)	(14,153)

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Uncompleted contracts were as follows (in thousands):

	March 31, 2022	December 31, 2021
Costs incurred on uncompleted contracts	$222,594	$206,050
Estimated earnings	103,461	106,163
Total	326,055	312,213
Less: Billings to date	292,445	285,978
Net under billings	$33,610	$26,235
Net under billings were as follows (in thousands):

	March 31, 2022	December 31, 2021
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$40,160	$32,679
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(6,550)	(6,444)
Net under billings	$33,610	$26,235
The difference between contract assets and contract liabilities as of March 31, 2022 compared to December 31, 2021 is primarily the result of timing differences between our performance of obligations under contracts and customer payments. During the three months ended March 31, 2022, we recognized $10.4 million of revenue that was included in the contract liability balance at December 31, 2021. We did not recognize any impairment losses on our receivables and contract assets during the three months ended March 31, 2022 or 2021.
Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $177.7 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.
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
Changes in our allowance for credit losses were as follows (in thousands):

Balance as of January 1, 2022	$8,717
Current period provision	653
Recoveries collected and additions	89
Amounts written off	(869)
Balance as of March 31, 2022	$8,590
NOTE 5 - INVESTMENTS AND CASH AND CASH EQUIVALENTS
Cash and cash equivalents include highly liquid instruments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase. These instruments amounted to approximately $201.1 million and

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
$258.1 million as of March 31, 2022 and December 31, 2021, respectively. See Note 9, Fair Value Measurements, for additional information.
All other investments are classified as held-to-maturity and consist of highly liquid instruments, including commercial paper. As of March 31, 2022, the amortized cost of these investments equaled the net carrying value, which was approximately 50.0 million. All held-to-maturity securities as of March 31, 2022 mature in one year or less. We held no such investments as of December 31, 2021. See Note 9, Fair Value Measurements, for additional information.
NOTE 6 - GOODWILL AND INTANGIBLES
We anticipate that the COVID-19 pandemic could continue to have an impact on the homebuilding industry in general, as it could result in further business interruptions (government-mandated or otherwise) and could affect, among other factors, inflation, interest rates, employment levels, consumer spending and consumer confidence, which could decrease demand for homes, adversely affecting our business. As such, we considered whether impairment indicators arose through the date of filing of this Quarterly Report on Form 10-Q for our goodwill, long-lived assets and other intangible assets and concluded that no such factors existed to cause us to test for goodwill impairment during the three months ended March 31, 2022. While we ultimately concluded that our goodwill, long-lived assets and other intangibles assets were not impaired as of March 31, 2022, we will continue to assess impairment indicators related to the impact of the COVID-19 pandemic on our business.
Goodwill
In the first quarter of 2022, we changed our reporting units to align with our change in operating and reportable segments. See Note 10, Information on Segments, for details about our change in segment structure. Effective January 1, 2022, our Installation reporting unit is comprised of our Installation operating and reportable segment, and our Other category is comprised of our Manufacturing and Distribution operating segments which are also reporting units. All three reporting units contain goodwill and were previously combined and recorded as a single operating and reportable segment as of December 31, 2021.
The change in carrying amount of goodwill was as follows (in thousands):

	Installation	Other	Consolidated
Goodwill (gross) - January 1, 2022, after change in reporting units	$331,782	$60,739	$392,521
Business combinations	2,830	—	2,830
Goodwill (gross) - March 31, 2022	334,612	60,739	395,351
Accumulated impairment losses	(70,004)	—	(70,004)
Goodwill (net) - March 31, 2022	$264,608	$60,739	$325,347
For additional information regarding changes to goodwill resulting from acquisitions, see Note 17, Business Combinations.
We test goodwill for impairment annually during the fourth quarter of our fiscal year or earlier if there is an impairment indicator. Accumulated impairment losses included within the above table were incurred over multiple periods and were all associated with the Installation segment, with the latest impairment charge being recorded during the year ended December 31, 2010.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Intangibles, net
The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in thousands):

	As of March 31,			As of December 31,
	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$295,239	$121,371	$173,868	$292,113	$113,849	$178,264
Covenants not-to-compete	28,091	17,357	10,734	27,717	16,471	11,246
Trademarks and tradenames	104,142	34,248	69,894	103,007	32,623	70,384
Backlog	23,725	20,261	3,464	23,724	19,197	4,527
	$451,197	$193,237	$257,960	$446,561	$182,140	$264,421
The gross carrying amount of intangibles increased approximately $4.6 million during the three months ended March 31, 2022 primarily due to business combinations. For more information, see Note 17, Business Combinations. Remaining estimated aggregate annual amortization expense is as follows (amounts, in thousands, are for the fiscal year ended):

Remainder of 2022	$31,315
2023	38,042
2024	34,122
2025	27,800
2026	23,842
Thereafter	102,839
NOTE 7 - LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Senior Notes due 2028, net of unamortized debt issuance costs of $3,484 and $3,633, respectively	$296,516	$296,367
Term loan, net of unamortized debt issuance costs of $6,495 and $6,735, respectively	492,255	493,265
Vehicle and equipment notes, maturing through March 2027; payable in various monthly installments, including interest rates ranging from 1.9% to 4.8%	67,363	69,228
Various notes payable, maturing through March 2025; payable in various monthly installments, including interest rates ranging from 1.0% to 5.0%	4,172	4,172
	860,306	863,032
Less: current maturities	(30,668)	(30,839)
Long-term debt, less current maturities	$829,638	$832,193

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Remaining required repayments of debt principal, gross of unamortized debt issuance costs, as of March 31, 2022 are as follows (in thousands):

Remainder of 2022	$23,783
2023	25,722
2024	20,012
2025	16,560
2026	9,017
Thereafter	775,191
Asset-Based Lending Credit Agreement Amendment
In February 2022, we amended and extended the term of our asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement increased the commitment under the asset-based lending credit facility (the “ABL Revolver”) to $250.0 million from $200.0 million, and permits us to further increase the commitment amount up to $300.0 million. The amendment also extends the maturity date from September 26, 2024 to February 17, 2027. The ABL Revolver bears interest at either the base rate or the Secured Overnight Financing Rate ("Term SOFR"), at our election, plus a margin of 0.25% or 0.50% in the case of base rate loans or 1.25% or 1.50% for Term SOFR advances (in each case based on a measure of availability under the ABL Credit Agreement). The amendment also allows for modification of specified fees dependent upon achieving certain sustainability targets, in addition to making other modifications to the ABL Credit Agreement. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of March 31, 2022 was $205.7 million.
All of the obligations under the ABL Revolver are guaranteed by all of the Company’s existing restricted subsidiaries and will be guaranteed by the Company’s future restricted subsidiaries. Additionally, all obligations under the ABL Revolver, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and the guarantors, subject to certain exceptions and permitted liens, including a first-priority security interest in such assets that constitute ABL Priority Collateral, as defined in the ABL Credit Agreement.
The ABL Revolver provides incremental revolving credit facility commitments of up to $50.0 million. The terms and conditions of any incremental revolving credit facility commitments must be no more favorable than the terms of the ABL Revolver. The ABL Revolver also allows for the issuance of letters of credit of up to $100.0 million in aggregate and borrowing of swingline loans of up to $25.0 million in aggregate.
The ABL Credit Agreement contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of 1.0x in the event that we do not meet a minimum measure of availability under the ABL Revolver. The ABL Credit Agreement and the Term Loan Agreement contain restrictive covenants that, among other things, limit the ability of the Company and certain of our subsidiaries (subject to certain exceptions) to: (i) incur additional debt and issue preferred stock; (ii) pay dividends on, redeem or repurchase stock in an aggregate amount exceeding the greater of 2.0% of market capitalization per fiscal year or certain applicable restricted payment basket amounts; (iii) prepay subordinated debt; (iv) create liens; (v) make specified types of investments; (vi) apply net proceeds from certain asset sales; (vii) engage in transactions with affiliates; (viii) merge, consolidate or sell substantially all of our assets; and (ix) pay dividends and make other distributions from subsidiaries.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

		As of March 31,	As of December 31,
(in thousands)	Classification	2022	2021
Assets
Non-Current
Operating	Operating lease right-of-use assets	$69,033	$69,871
Finance	Property and equipment, net	5,218	5,266
Total lease assets		$74,251	$75,137
Liabilities
Current
Operating	Current maturities of operating lease obligations	$23,505	$23,224
Financing	Current maturities of finance lease obligations	1,801	1,747
Non-Current
Operating	Operating lease obligations	45,091	46,075
Financing	Finance lease obligations	3,254	3,297
Total lease liabilities		$73,651	$74,343
Weighted-average remaining lease term:
Operating leases		4.2 years	4.3 years
Finance leases		3.4 years	3.3 years
Weighted-average discount rate:
Operating leases		3.47%	3.38%
Finance leases		4.91%	4.96%
Lease Costs
The table below presents certain information related to the lease costs for finance and operating leases:

		Three months ended March 31,
(in thousands)	Classification	2022	2021
Operating lease cost(1)	Administrative	$7,759	$6,350
Finance lease cost
Amortization of leased assets(2)	Cost of sales	716	792
Interest on finance lease obligations	Interest expense, net	61	55
Total lease costs		$8,536	$7,197
(1)Includes variable lease costs of $0.9 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively, and short-term lease costs of $0.3 million for both the three months ended March 31, 2022 and 2021, respectively.
(2)Includes variable lease costs of $0.2 million for each of the three months ended March 31, 2022 and 2021 .
Other Information
The table below presents supplemental cash flow information related to leases (in thousands):

	Three months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,463	$5,324
Operating cash flows for finance leases	61	55
Financing cash flows for finance leases	521	530

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Condensed Consolidated Balance Sheet as of March 31, 2022 (in thousands):

	Finance Leases	Operating Leases
		Related Party	Other	Total Operating
Remainder of 2022	$1,548	$1,080	$18,498	$19,578
2023	1,559	1,001	19,602	20,603
2024	1,152	743	12,234	12,977
2025	784	610	7,371	7,981
2026	453	—	5,454	5,454
Thereafter	15	—	7,596	7,596
Total minimum lease payments	5,511	$3,434	$70,755	74,189
Less: Amounts representing executory costs	(20)			—
Less: Amounts representing interest	(436)			(5,593)
Present value of future minimum lease payments	5,055			68,596
Less: Current obligation under leases	(1,801)			(23,505)
Long-term lease obligations	$3,254			$45,091
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
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During each of the three months ended March 31, 2022 and 2021, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.
Estimated Fair Value of Financial Instruments
Accounts receivable, accounts payable and accrued liabilities as of March 31, 2022 and December 31, 2021 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of certain long-term debt, including the Term Loan and ABL Revolver as of March 31, 2022 and December 31, 2021, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of our operating lease right-of-use assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of March 31, 2022 and December 31, 2021. All debt classifications represent Level 2 fair value measurements.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The fair values of financial assets and liabilities that are recorded at fair value in the Condensed Consolidated Balance Sheets and not described above were as follows (in thousands):

	As of March 31, 2022				As of December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$201,112	$201,112	$—	$—	$258,055	$258,055	$—	$—
Derivative financial instruments	36,644	—	36,644	—	14,830	—	14,830	—
Total financial assets	$237,756	$201,112	$36,644	$—	$272,885	$258,055	$14,830	$—
Financial liabilities:
Contingent consideration	$6,160	$—	$—	$6,160	$11,170	$—	$—	$11,170
Derivative financial instruments	—	—	—	—	1,937	—	1,937	—
Total financial liabilities	$6,160	$—	$—	$6,160	$13,107	$—	$1,937	$11,170
See Note 5, Investments and Cash and Cash Equivalents, for more information on cash equivalents included in the table above. Also see Note 11, Derivatives and Hedging Activities, for more information on derivative financial instruments.
The change in fair value of the contingent consideration (a Level 3 input) was as follows (in thousands):

Contingent consideration liability - January 1, 2022	$11,170
Preliminary purchase price	910
Fair value adjustments	(46)
Accretion in value	116
Settlement adjustments	(505)
Amounts paid to sellers	(5,485)
Contingent consideration liability - March 31, 2022	$6,160
The accretion in value of contingent consideration liabilities is included within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income.
The carrying value and associated fair value of financial assets and liabilities that are not recorded at fair value in the Condensed Consolidated Balance Sheets and not described above include our investments and Senior Notes. To estimate the fair value of our investments and Senior Notes, we utilized third-party quotes which are derived all or in part from model prices, external sources or market prices. The investments and Senior Notes represent a Level 2 fair value measurement and are as follows (in thousands):

	As of March 31, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments	$49,980	$49,927	$—	$—
Senior Notes(1)	300,000	293,145	300,000	311,028
(1)Excludes the impact of unamortized debt issuance costs.
See Note 5, Investments and Cash and Cash Equivalents, for more information on investments included in the table above. Also see Note 7, Long-Term Debt, for more information on our Senior Notes.
NOTE 10 - INFORMATION ON SEGMENTS
During the first quarter of 2022, our Chief Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), changed the manner in which he reviews financial information for purposes of assessing business performance, managing the business and allocating resources. In conjunction with this change, we realigned our segment structure resulting in our Company having three operating segments consisting of Installation, Distribution and Manufacturing.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Our Installation operating segment represents the majority of our net revenue and gross profit and forms our one reportable segment. This operating segment represents the service-based installation of insulation and complementary building products in the residential new construction, repair and remodel and commercial construction end markets from our national network of branch locations. These branch locations have similar economic and operating characteristics including the nature of products and services offered, operating procedures and risks, customer bases, employee incentives, material procurement and shared corporate resources which led us to conclude that they combine to form one operating segment.
The Other category reported below reflects the operations of our two remaining operating segments, Distribution and Manufacturing, which do not meet the quantitative thresholds for separate reporting. Our Distribution operating segment includes our recently acquired distribution business that sells insulation and accessories primarily to installers of these products who operate in multiple end markets. Our Manufacturing operating segment consists of our cellulose insulation manufacturing operation which was previously combined with our Installation operating segment. In addition to sales of cellulose insulation, revenues from this operating segment consist of sales of asphalt and industrial fibers to distributors and installers of these products.
The key metrics used to assess the performance of our operating segments are revenue and adjusted gross profit as these are the metrics used by our CODM to review results, assess performance and allocate resources. We define adjusted gross profit as revenue less cost of sales, excluding depreciation and amortization. We do not report total assets or related depreciation and amortization expenses by segment because our CODM does not use this information to assess segment performance or allocate resources.
The Installation reportable segment includes substantially all of our net revenue from services while net revenue included in the Other category includes substantially all of our net revenue from sales of products. The intercompany sales from the Other category to the Installation reportable segment include a profit margin while our Installation segment records these transactions at cost.
The following table represents our segment information for the three months ended March 31, 2022 (in thousands):

	Installation	Other	Eliminations	Consolidated
Revenue	$561,631	$26,650	$(789)	$587,492
Cost of sales (exclusive of depreciation and amortization shown separately below)	385,692	19,373	(609)	404,456
Adjusted gross profit	175,939	7,277	(180)	183,036
Depreciation and amortization				10,633
Gross profit, as reported				172,403
Selling				25,192
Administrative				79,144
Amortization				11,097
Operating income				56,970
Interest expense, net				10,600
Other expense				145
Income before income taxes				$46,225

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table represents our segment information for the three months ended March 31, 2021 (in thousands):

	Installation	Other	Eliminations	Consolidated
Revenue	$432,178	$5,253	$(365)	$437,066
Cost of sales (exclusive of depreciation and amortization shown separately below)	297,832	4,067	(283)	301,616
Adjusted gross profit	134,346	1,186	(82)	135,450
Depreciation and amortization				10,023
Gross profit, as reported				125,427
Selling				20,858
Administrative				65,077
Amortization				8,396
Operating income				31,096
Interest expense, net				7,574
Other expense				81
Income before income taxes				$23,441
The prior period disclosures in the above table have been recast to conform to the current period segment presentation.
NOTE 11 - DERIVATIVES AND HEDGING ACTIVITIES
Cash Flow Hedges of Interest Rate Risk
Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the three months ended March 31, 2022, we used interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of March 31, 2022, we have not posted any collateral related to these agreements.
As of March 31, 2022, we had three interest rate swaps. One interest rate swap began July 30, 2021 and has a fixed notional amount of $200.0 million, a fixed rate of 0.51% and a maturity date of April 15, 2030. We also had two interest rate swaps that began December 31, 2021, each with a fixed notional amount of $100.0 million, a fixed rate of 1.37%, and a maturity date of December 15, 2028. Together, these three swaps serve to hedge $400.0 million of the variable cash flows on our variable rate Term Loan through maturity. The assets and liabilities associated with these interest rate swaps are included in other non-current assets and other current liabilities on the Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.
In August 2020, we terminated two then-existing interest rate swaps and one then-existing forward interest rate swap. During both the three months ended March 31, 2022 and 2021 we amortized $0.8 million of the $17.8 million unrealized loss existing at the time of termination to interest expense, net.
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in other comprehensive income, net of tax on the Condensed Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We had no such changes during the three months ended March 31, 2021 or 2022.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt and as terminated swaps are amortized. Over the next twelve months, we estimate that an additional $0.6 million will be reclassified as an increase to interest expense, net.
LIBOR is used as a reference rate for our interest rate swap agreements we use to hedge our interest rate exposure. The Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced in March 2021 its intention to extend the publication of certain LIBOR settings, including the setting we use as a reference rate, to June 2023. In January

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
NOTE 12 - STOCKHOLDERS’ EQUITY
As of March 31, 2022 we had income of $17.9 million in accumulated other comprehensive income (loss) on our Condensed Consolidated Balance Sheets, comprised of the effective portion of the unrealized gain on our current interest rate swap of 27.2 million, net of taxes, less the unrealized loss on our terminated interest rate swaps of $(9.3) million, net of taxes. As of December 31, 2021 we had a loss of $(0.2) million in accumulated other comprehensive income (loss) on our Condensed Consolidated Balance Sheets, comprised of the unrealized loss on our terminated interest rate swaps of $(9.9) million, net of taxes, less the effective portion of the unrealized gain on our interest rate swaps of $9.7 million, net of taxes. For additional information, see Note 11, Derivatives and Hedging Activities.
During the three months ended March 31, 2022 we repurchased approximately 511 thousand shares of our common stock with an aggregate price of approximately $49.9 million, or $97.57 average price per share. We did not repurchase any shares during the three months ended March 31, 2021. On February 24, 2022, we announced that our board of directors authorized an extension of our stock repurchase program through March 1, 2023 and concurrently authorized an increase in the total amount of our outstanding common stock we can purchase up to $200.0 million. As of March 31, 2022, we have $150.1 million remaining on our current stock repurchase program. The effect of these treasury shares in reducing the number of common shares outstanding is reflected in our earnings per share calculation.
Dividends
During the three months ended March 31, 2022, we declared and paid the following cash dividends (amount declared and amount paid in thousands):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/24/2022	3/15/2022	3/31/2021	$0.90	$26,585	$26,242
2/24/2022	3/15/2022	3/31/2021	0.315	9,305	9,184
During the three months ended March 31, 2021, we declared and paid the following cash dividends (amount declared and amount paid in thousands):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/23/2021	3/15/2021	3/31/2021	$0.30	$8,907	$8,786
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
NOTE 13 - EMPLOYEE BENEFITS
Healthcare
We participate in multiple healthcare plans, the largest of which is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. Our healthcare benefit expense (net of employee contributions) was $8.9 million and $7.2 million for the three months ended March 31, 2022 and 2021, respectively. An accrual for estimated

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $3.6 million and $3.3 million as of March 31, 2022 and December 31, 2021, respectively.
Workers’ Compensation
Workers’ compensation expense totaled $5.7 million and $4.2 million for the three months ended March 31, 2022 and 2021, respectively. Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2022	December 31, 2021
Included in other current liabilities	$7,166	$8,048
Included in other long-term liabilities	15,509	13,397
	$22,675	$21,445
We also had an insurance receivable for claims that exceeded the stop loss limit under our self-insured policies as well as claims under our fully insured policies included on the Condensed Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	March 31, 2022	December 31, 2021
Included in other non-current assets	$2,377	$2,137
Retirement Plans
We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. We recognized 401(k) plan expenses of $0.8 million and $0.7 million during the three months ended March 31, 2022 and 2021, respectively. These expenses are included in administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
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
Share-Based Compensation
Common Stock Awards
We periodically grant shares of our common stock to non-employee members of our board of directors and our employees. During the three months ended March 31, 2022 and 2021, we did not grant any such shares under our 2014 Omnibus Incentive Plan to non-employee members of our board of directors.
Employees – Performance-Based Stock Awards
During the three months ended March 31, 2022, we issued approximately 41 thousand shares of our common stock to certain officers, which vest in two equal installments on each of April 20, 2023 and April 20, 2024. In addition, during the three months ended March 31, 2022, we established, and our board of directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2023 contingent upon achievement of these targets.
In addition, there are long-term performance-based restricted stock awards to be issued to certain employees annually through 2024 contingent upon achievement of certain performance targets. These awards are accounted for as liability-based awards since they represent a predominantly-fixed monetary amount that will be settled with a variable number of common shares in the first quarter of 2025 and as such are included in other long-term liabilities on the Condensed Consolidated Balance Sheets.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During the three months ended March 31, 2022 and 2021, we granted approximately 39 thousand and five thousand shares of our common stock, respectively, which will vest in the second quarter of 2022.
Employees – Performance-Based Restricted Stock Units
During 2021, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2022 based upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares.
Share-Based Compensation Summary
Amounts and changes for each category of equity-based award were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Grant Date Fair Value Per Share	Awards	Weighted Average Grant Date Fair Value Per Share	Units	Weighted Average Grant Date Fair Value Per Share
Nonvested awards/units at December 31, 2021	199,353	$68.99	143,401	$81.30	8,252	$126.89
Granted	39,204	102.98	54,585	102.98	—	—
Forfeited/Cancelled	(50)	126.89	—	—	(191)	126.89
Nonvested awards/units at March 31, 2022	238,507	$74.57	197,986	$87.28	8,061	$126.89
The following table summarizes the share-based compensation expense recognized under our 2014 Omnibus Incentive Plan (in thousands):

	Three months ended March 31,
	2022	2021
Common Stock Awards	$1,531	$1,120
Non-Employee Common Stock Awards	124	102
Performance-Based Stock Awards	1,315	1,148
Liability Performance-Based Stock Awards	206	705
Performance-Based Restricted Stock Units	242	121
	$3,418	$3,196
We recorded the following stock compensation expense by income statement category (in thousands):

	Three months ended March 31,
	2022	2021
Cost of sales	$149	$62
Selling	62	51
Administrative	3,207	3,083
	$3,418	$3,196
Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represents all stock compensation earned by our installation and sales employees, respectively.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unrecognized share-based compensation expense related to unvested awards was as follows (in thousands):

	As of March 31, 2022
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Common Stock Awards	$5,910	1.5
Performance-Based Stock Awards	9,139	2.1
Performance-Based Restricted Stock Units	50	0.1
Total unrecognized compensation expense related to unvested awards	$15,099
Total unrecognized compensation expense is subject to future adjustments for forfeitures. This expense is expected to be recognized over the remaining weighted-average period shown above on a straight-line basis except for the Performance-Based Stock Awards which uses the graded-vesting method. Shares forfeited are returned as treasury shares and available for future issuances.
As of March 31, 2022, approximately 1.8 million of the 3.0 million shares of common stock authorized for issuance were available for issuance under the 2014 Omnibus Incentive Plan.
NOTE 14 - INCOME TAXES
Our provision for income taxes as a percentage of pretax earnings is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.
During the three months ended March 31, 2022 and 2021, our effective tax rate was 26.8% and 26.2%, respectively. The rate for both the three months ended March 31, 2022 and 2021 was unfavorably impacted by certain expenses not being deductible for income tax reporting purposes.
NOTE 15 - RELATED PARTY TRANSACTIONS
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
The amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Sales	$560	$278
Purchases	407	392
Rent	314	306
We had a related party balance of approximately $1.0 million and $0.9 million included in accounts receivable on our Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 16 - COMMITMENTS AND CONTINGENCIES
Accrued General Liability and Auto Insurance
Accrued general liability and auto insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2022	December 31, 2021
Included in other current liabilities	$5,762	$5,889
Included in other long-term liabilities	17,317	16,050
	$23,079	$21,939
We also had insurance receivables and indemnification assets included on the Condensed Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above. The amounts were as follows (in thousands):

	March 31, 2022	December 31, 2021
Insurance receivables and indemnification assets for claims under fully insured policies	$3,548	$3,578
Insurance receivables for claims that exceeded the stop loss limit	600	278
Total insurance receivables and indemnification assets included in other non-current assets	$4,148	$3,856
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
NOTE 17 - BUSINESS COMBINATIONS
As part of our ongoing strategy to expand geographically and increase market share in certain markets, as well as diversify our products and end markets, we completed one business combination during each of the three months ended March 31, 2022 and 2021, respectively.
We acquired Pisgah Insulation and Fireplaces of NC, LLC. ("Pisgah") in March 2022 and I.W. International Insulation, Inc., dba Intermountain West Insulation (“IWI”) in March 2021. Below is a summary of each significant acquisition by year, including revenue and net income since date of acquisition shown for the year of acquisition. Net income includes amortization, taxes and interest allocations when appropriate.
For the three months ended March 31, 2022 (in thousands):

						Three months ended March 31, 2022
2022 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income
Pisgah	03/01/2022	Share	$8,050	$1,878	$9,928	$915	$97

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and three months ended March 31, 2021 (in thousands)

						Three months ended March 31, 2021
2021 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income
IWI	03/01/2021	Share	$42,098	$5,959	$48,057	$3,608	$450
Acquisition-related costs recorded within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to $0.7 million for the three months ended March 31, 2022, and $1.2 million for the three months ended March 31, 2021, respectively. The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed. We expect to deduct approximately $2.8 million of goodwill for tax purposes as a result of 2022 acquisitions.
Purchase Price Allocations
The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in thousands):

	As of March 31, 2022	As of March 31, 2021
	Pisgah	IWI
Estimated fair values:
Cash	$—	$168
Accounts receivable	772	5,122
Inventories	684	1,157
Other current assets	21	3,014
Property and equipment	1,049	796
Intangibles	4,634	25,200
Goodwill	2,830	23,282
Other non-current assets	7	264
Accounts payable and other current liabilities	(69)	(8,416)
Other long-term liabilities	—	(2,530)
Fair value of assets acquired and purchase price	9,928	48,057
Less seller obligations	1,878	5,959
Cash paid	$8,050	$42,098
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
Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed, contingent consideration is settled and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Any acquisition acquired after March 31, 2021 is deemed to be within the measurement period and its purchase price considered preliminary. Goodwill and intangibles per the above table may not agree to the total gross increases of these assets as shown in Note 6, Goodwill and Intangibles, during each of the three months ended March 31, 2022 and 2021 due to adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added during the ordinary course of business.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Estimates of acquired intangible assets related to the acquisitions are as follows (in thousands):

	For the three months ended March 31,
	2022		2021
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$3,125	12	$18,200	12
Trademarks and tradenames	1,136	15	4,400	15
Non-competition agreements	374	5	2,600	5
Pro Forma Information
The unaudited pro forma information for the combined results of the Company has been prepared as if the 2022 acquisition had taken place on January 1, 2021 and the 2021 acquisition had taken place on January 1, 2020. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2021 and 2020, respectively, and the unaudited pro forma information does not purport to be indicative of future financial operating results (in thousands, except per share data):

	Unaudited pro forma for the three months ended March 31,
	2022	2021
Net revenue	$589,356	$484,248
Net income	34,009	21,621
Basic net income per share	1.16	0.74
Diluted net income per share	1.15	0.73
Unaudited pro forma net income reflects additional intangible asset amortization expense of approximately $68 thousand and $3.2 million for the three months ended March 31, 2022 and 2021, respectively, as well as additional income tax expense of approximately $66 thousand and $1.5 million for the three months ended March 31, 2022 and 2021, respectively, that would have been recorded had the 2022 acquisition taken place on January 1, 2021 and the 2021 acquisition taken place on January 1, 2020.
NOTE 18 - INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.
Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method was approximately 278 thousand and 327 thousand shares for the three months ended March 31, 2022 and 2021, respectively. Approximately 30 thousand shares of potential common stock was not included in the calculation of diluted net income per common share for the three months ended March 31, 2021 because the effect would have been anti-dilutive. There were no shares that would have been considered anti-dilutive in the three months ended March 31, 2022.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 19 - SUBSEQUENT EVENTS
On April 11, 2022, we acquired the stock of Central Aluminum Supply Corporation and Central Aluminum Supply of North Jersey, LLC for a total consideration of approximately $57.3 million. The initial accounting for the business combinations was not complete at the time the financial statements were issued due to the timing of the acquisitions and the filing of this Quarterly Report on Form 10-Q. As a result, disclosures required under ASC 805-10-50, Business Combinations cannot be made at this time.
On May 5th, 2022, we announced that our board of directors declared a quarterly dividend, payable on June 30, 2022 to stockholders of record on June 15, 2022, at a rate of 31.5 cents per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in “Item 1. Financial Statements” of this Form 10-Q, as well as our 2021 Form 10-K.
OVERVIEW
We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products, including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving, mirrors and other products throughout the United States. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects in all 48 continental states and the District of Columbia from our national network of over 210 branch locations. 96% of our net revenue comes from service-based installation of these products in the residential new construction, repair and remodel and commercial construction end markets and forms our Installation operating segment and single reportable segment. Additionally, we manufacture and distribute building products and materials to installers and distributors in new construction projects and these two operations form our Distribution operating segment and our Manufacturing operating segment, respectively. We believe our business is well positioned to continue to profitably grow over the long-term due to our strong balance sheet, liquidity and our continuing acquisition strategy. See “Key Factors Affecting Our Operating Results, COVID-19 Impacts” below for a discussion of short-term impacts to our business.
A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, inflation, consumer confidence, employment rates, housing inventory levels, foreclosure rates, the health of the economy and availability of mortgage financing. The strategic acquisitions of multiple companies over the last several years contributed meaningfully to our 34.4% increase in net revenue during the three months ended March 31, 2022 compared to 2021.
2022 First Quarter Highlights
Net revenue increased 34.4%, or $150.4 million to $587.5 million, while gross profit increased 37.5% to $172.4 million during the three months ended March 31, 2022 compared to 2021. The increase in net revenue and gross profit was primarily driven by the contribution of our recent acquisitions, selling price and product mix improvements as evidenced by the 14.6% increase in our price/mix metric, and increased sales volume of 9.7% on a same branch basis. Gross profit grew faster than revenue primarily due to higher selling prices and resulting leverage gained on labor and other costs of sales, which was partially offset by higher material costs caused by supply chain constraints and higher fuel costs. Inflationary pressures continue to contribute to higher material costs, particularly for spray foam and several complementary installed products, as some products continue to be difficult to source near volume and pricing levels secured in prior periods. Our liquidity remains strong despite repurchasing $49.9 million of our Company's stock and paying our first annual dividend plus our quarterly regular dividend, totaling $35.4 million during the three months ended March 31, 2022. As of March 31, 2022, we had $217.4 million of cash and cash equivalents, $50.0 million of short-term investments, and we have not drawn on our revolving line of credit, which we amended and extended during the three months ended March 31, 2022, increasing the commitment to $250.0 million from $200.0 million.
During the three months ended March 31, 2022, we experienced growth in all of our end markets and we achieved 22.5% year-over-year same branch sales growth. Our largest end market, the single-family subset of the residential new construction market, grew revenue 37.4% over the same period ended March 31, 2021. Our commercial end market also experienced sales growth during this period due primarily to acquisitions despite continued project delays due to macroeconomic concerns surrounding the pandemic. These fluctuations are shown in further detail in the table below and impacts from COVID-19 are discussed further in the sections that follow.
Key Measures of Performance
During the three months ended March 31, 2022, we realigned our operating segments to reflect recent changes in our business as described in Part I, Item1, "Note 10 - Information on Segments." In conjunction with this realignment, we modified the key metrics we use to monitor company and segment performance. Specifically, we now present total sales growth and same branch growth metrics for our consolidated results, our Installation reportable segment and our Other category consisting of our Distribution and Manufacturing operating segments. In addition, our volume growth and price/mix growth metrics are now only presented for the Installation reportable segment to align with how we monitor our operations. While these changes do not significantly alter the prior period metrics previously disclosed, prior period Manufacturing operating segment growth metrics were reclassified from our Installation segment metrics to the Other category metrics.
The following table shows key measures of performance we utilize to evaluate our results:

	Three months ended March 31,
	2022	2021
Period-over-period Growth
Consolidated Sales Growth	34.4%	10.0%
Consolidated Same Branch Sales Growth (1)	22.5%	2.2%

Installation (2)
Sales Growth (3)	30.0%	9.8%
Same Branch Sales Growth (1)(3)	22.2%	2.0%
Single-Family Sales Growth (4)	37.4%	9.4%
Single-Family Same Branch Sales Growth (1)(4)	29.4%	4.7%
Multi-Family Sales Growth (5)	24.6%	18.8%
Multi-Family Same Branch Sales Growth (1)(5)	23.1%	6.6%
Residential Sales Growth (6)	35.2%	10.9%
Residential Same Branch Sales Growth (1)(6)	28.3%	5.0%
Commercial Sales Growth (7)	13.0%	2.8%
Commercial Same Branch Sales Growth (1)(7)	5.9%	(14.0)%

Other (2)
Sales Growth (8)	407.3%	37.3%
Same Branch Sales Growth (1)(8)	50.8%	37.3%

Same Branch Sales Growth - Installation
Volume Growth (1)(9)	9.7%	10.2%
Price/Mix Growth (1)(10)	14.6%	(6.2)%
Heavy Commercial Same Branch Sales Growth(1)(11)	0.5%	(13.1)%

U.S. Housing Market (12)
Total Completions Growth	(5.5)%	9.2%
Single-Family Completions Growth (4)	(0.7)%	11.2%
Multi-Family Completions Growth (5)	(17.3)%	4.8%

(1)	Same-branch basis represents period-over-period growth for branch locations owned greater than 12 months as of each financial statement date.
(2)	Prior period disclosures in this section of the above table have been recast to conform to the current period segment presentation.
(3)	Calculated based on period-over-period growth of all end markets for our Installation segment.
(4)	Calculated based on period-over-period growth in the single-family subset of the residential new construction end market for our Installation segment.
(5)	Calculated based on period-over-period growth in the multi-family subset of the residential new construction end market for our Installation segment.
(6)	Calculated based on period-over-period growth in the residential new construction end market for our Installation segment.
(7)	Calculated based on period-over-period growth in the total commercial end market for our Installation segment. Our commercial end market consists of heavy and light commercial projects.
(8)
Calculated based on period-over-period growth in our Other category which consists of our Manufacturing and Distribution operating segments. This fiscal quarter is the first full period of results for our recently acquired distribution business. The acquisition was completed in December 2021.

(9)	Excludes the heavy commercial end market; calculated as period-over-period change in the number of completed same-branch residential new construction and repair and remodel jobs.
(10)
Excludes the heavy commercial end market; defined as change in the mix of products sold and related pricing changes and calculated as the change in period-over-period average selling price per same-branch residential new construction and repair and remodel jobs multiplied by total current year jobs. The mix of end customer and product would have an impact on the year-over-year price per job.

(11)
The heavy commercial end market, as a subset of our total commercial market, comprises certain of our branches working on projects constructed primarily out of steel and concrete, which are much larger than our average residential job. This market is excluded from the above same branch price/mix and volume growth metrics as to not skew the rates given the much larger per-job revenue compared to our average job.

(12)	U.S. Census Bureau data, as revised.
We believe the revenue growth measures are important indicators of how our business is performing, however, we may rely on different metrics in the future. We also utilize gross profit percentage as shown in the following section to monitor our most significant variable costs and to evaluate labor efficiency and success at passing increasing costs of materials to customers.

Net revenue, cost of sales and gross profit
The components of gross profit were as follows (in thousands):

	Three months ended March 31,
	2022	Change	2021
Net revenue	$587,492	34.4%	$437,066
Cost of sales	415,089	33.2%	311,639
Gross profit	$172,403	37.5%	$125,427
Gross profit percentage	29.3%		28.7%
Net revenue increased during the three months ended March 31, 2022, primarily driven by acquisitions, increased selling prices and organic growth from our existing branches, especially in our Installation residential end market (as shown in the Key Measures of Performance section above). All end markets we serve experienced sales growth, with overall sales growing 34.4% over the prior year period. For the three months ended March 31, 2022, on a same branch consolidated basis, net revenue improved 22.5% with approximately 14.6% of this increase attributable to price gains and more favorable customer and product mix with the remainder attributable to growth in the number of completed jobs. Growth in our residential end market is primarily due to selling price increases, higher volume and the continued success of our acquisition strategy. In our commercial end market, continued challenges associated with the COVID-19 pandemic had an impact as evidenced by a modest increase of 5.9% in same branch sales within this end market. See “Key Factors Affecting Our Operating Results, COVID-19 Impacts” below for further information.
As a percentage of net revenue, gross profit improved during the three months ended March 31, 2022 compared to the prior period primarily on the strength of sales growth across all end markets as well as strong price/mix growth. However, ongoing industry wide supply chain issues continue to impact our operating efficiency, driving our costs higher. In order to meet customer demand during the quarter, we purchased materials from distributors and home centers at a premium to what we typically would purchase directly from manufacturers. During the three months ended March 31, 2022, we estimate these purchases increased materials expense by approximately $1.4 million, therefore reducing gross profit by approximately 20 basis points. While inflation and material supply chain issues are likely to persist throughout the year, we believe new housing construction will remain supportive of our business due to the substantial number of permitted units that have yet to be started.
Operating expenses
Operating expenses were as follows (in thousands):

	Three months ended March 31,
	2022	Change	2021
Selling	$25,192	20.8%	$20,858
Percentage of total net revenue	4.3%		4.8%
Administrative	$79,144	21.6%	$65,077
Percentage of total net revenue	13.5%		14.9%
Amortization	$11,097	32.2%	$8,396
Percentage of total net revenue	1.9%		1.9%
Selling
The dollar increase in selling expenses for the three months ended March 31, 2022 was primarily driven by an increase in selling wages and commissions to support our increased net revenue of 34.4%. Selling expense as a percentage of sales decreased for the three months ended March 31, 2022 compared to 2021 primarily due to increased leverage on wages and commissions from selling price increases.
Administrative
The dollar increase in administrative expenses for the three months ended March 31, 2022 was primarily due to an increase in wages, benefits, liability insurance and facility costs to support both acquisitions and organic growth. Administrative expenses decreased as a percentage of sales for the three months ended March 31, 2022 compared to 2021 primarily due to the leverage gained on administrative wages and benefits from increased sales.

Amortization
The increase in amortization expense for the three months ended March 31, 2022 was attributable to the increase in finite-lived intangible assets recorded as a result of acquisitions.
Other expense, net
Other expense, net was as follows (in thousands):

	Three months ended March 31,
	2022	Change	2021
Interest expense, net	$10,600	40.0%	$7,574
Other expense	145	79.0%	81
Total other expense, net	$10,745		$7,655
The increase in interest expense, net during the three months ended March 31, 2022 compared to 2021 was primarily due to the increase in debt levels. See Note 7, Long-Term Debt, for more information.
Income tax provision
Income tax provision and effective tax rates were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Income tax provision	$12,403	$6,150
Effective tax rate	26.8%	26.2%
During the three months ended March 31, 2022 and 2021, our effective tax rate was 26.8% and 26.2%, respectively. The rates for both periods were unfavorably impacted by certain expenses not being deductible for income tax reporting purposes.
Other comprehensive income, net of tax
Other comprehensive income, net of tax was as follows (in thousands):

	Three months ended March 31,
	2022	2021
Net change on cash flow hedges, net of taxes	$18,111	$10,157
During the three months ended March 31, 2022, we recorded an unrealized gain of $17.5 million, net of tax, on our cash flow hedges due to the market's expectations for higher interest rates in the future relative to our three existing interest rate swaps. We also amortized $0.8 million of our remaining unrealized loss on our terminated cash flow hedges to interest expense during the three months ended March 31, 2022, not including tax effects of $0.2 million. During the three months ended March 31, 2021, we recorded an unrealized gain on our then forward cash flow hedge due to favorable market conditions and amortized a portion of the unrealized loss on our terminated cash flow hedges.
KEY FACTORS AFFECTING OUR OPERATING RESULTS
Inflation and Interest Rates
The fast recovery in residential housing demand helped offset prolonged impacts of the pandemic already experienced. However, the strong demand for residential housing has caused inflationary pressure on materials. Inflation has also affected the economy as a whole with the Federal Reserve raising the federal funds rate in March of 2022 in addition to signaling it plans to continue raising this rate throughout 2022 and into 2023. This caused the average mortgage rate in the United States to rise each month in 2022, which could curtail housing demand.

Cost and Availability of Materials
We typically purchase the materials that we install directly from manufacturers, and the products we sell are either purchased from manufacturers or other suppliers or are manufactured by us. Since the beginning of the COVID-19 pandemic, the industry supply of many of the materials we install has been disrupted. The higher demand for materials coupled with supply chain issues including raw material shortages, supplier labor shortages, bottlenecks and shipping constraints has forced us to buy some materials at higher prices through distributors and local retailers to meet customer demand, therefore reducing gross profit. The pandemic has also resulted in the need for some of our manufacturers to allocate materials across the industry which has affected the pricing and availability of those materials. We expect the supply chain disruptions affecting most of the materials used throughout our installation work to continue throughout 2022.
In addition, we experience price increases from our suppliers from time to time, including multiple increases over the last few years caused by supply shortages and general economic inflationary pressures. During the three months ended March 31, 2022, we saw increased pricing for fiberglass insulation and many of the other products we install and expect manufacturers to seek additional price increases during the year. The increase in demand, inflationary pressures, product shortages and other supply constraints has caused these material price increases to be larger and more frequent than a normal business cycle. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations throughout the remainder of 2022, to the extent that price increases cannot be passed on to our customers. We will continue to work with our customers to adjust selling prices to offset higher costs as they occur. See “COVID-19 Impacts” below for a discussion of the short-term impacts of the current economic climate on the availability of the materials we install.
Cost of Labor
Our business is labor intensive and the majority of our employees work as installers on local construction sites. We expect to spend more to hire, train and retain installers to support our growing business in 2022, as tight labor availability continues within the construction industry. We obtained leverage on our labor costs in the three months ended March 31, 2022 due to increased selling prices per job, however, inflation and market competition could increase these costs in the near-term. We offer a comprehensive benefits package, which many of our local competitors are not able to provide, which will increase costs as we hire additional personnel. Our workers’ compensation costs may continue to rise as we increase our coverage for additional personnel.
We experienced strong employee retention, turnover and labor efficiency rates in the three months ended March 31, 2022. We believe this is partially a result of various programs meant to benefit our employees, including our financial wellness plan, longevity stock compensation plan for employees and assistance from the Installed Building Products Foundation meant to benefit our employees, their families and their communities. While improved retention drives lower costs to recruit and train new employees, resulting in greater installer productivity, these improvements are somewhat offset by the additional costs of these incentives.
COVID-19 Impacts
The COVID-19 pandemic has caused significant volatility, uncertainty and economic disruption. While the COVID-19 pandemic and related events will likely have a negative effect on our business during the remainder of 2022, the full extent and scope of the impact on our business and industry, as well as national, regional and global markets and economies, depends on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic, additional government actions taken in response to the pandemic, the impact on construction activity and demand for homes (based on employment levels, consumer spending and consumer confidence). The fast recovery in residential housing demand helped offset prolonged impacts of the pandemic already experienced. However, we have experienced supply constraints and material price increases ultimately stemming from the effects of the pandemic across most of the products we install or sell, which we expect to continue throughout 2022.
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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES Act") was signed into law. The CARES Act provides numerous tax provision and other stimulus measures. We benefited from the temporary suspension of the employer portion of Social Security taxes by deferring $20.7 million of payments in 2020. 50% of the amount was paid on December 31, 2021 and the remaining 50% will be paid on December 31, 2022. It is important to note that this does not impact the timing of the expense, only the timing of the payment.
LIQUIDITY AND CAPITAL RESOURCES
Our capital resources primarily consist of cash from operations and borrowings under our various debt agreements and capital equipment leases and loans. As of March 31, 2022, we had cash and cash equivalents of $217.4 million, short-term investments of $50.0 million, as well as access to $250.0 million under our asset-based lending credit facility (as defined below), less $44.3 million of outstanding letters of credit, resulting in total liquidity of $473.1 million. This total liquidity was reduced by $4.3 million within our cash and cash equivalents due to a deposit into a trust to serve as additional collateral for our workers' compensation and general liability policies. This amount can be converted to a letter of credit at our discretion and would reduce the availability of our asset-based lending facility (as defined below). Liquidity may also be limited in the future by certain cash collateral limitations under our asset-based credit facility (as defined below), depending on the status of our borrowing base availability.
We experienced unprecedented increases in pricing for fiberglass and foam insulation materials in 2021 and the first quarter of 2022 and expect manufacturers to seek additional price increases in 2022. Increased market pricing on the materials we purchase has and could continue to impact our results of operations in 2022 due to the higher prices we must pay for materials. See Part I, Item 1A, Risk Factors on the 2021 Form 10-K, for information on the potential and currently known impacts on our business and liquidity from the COVID-19 pandemic.
Short-Term Material Cash Requirements
Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures, to meet principal and interest obligations and to make required income tax payments. We may also use our resources to fund our optional stock repurchase program and pay quarterly and annual dividends. In addition, we expect to spend cash and cash equivalents to acquire various companies with at least $100.0 million in aggregate net revenue acquired each fiscal year. The amount of cash paid for an acquisition is dependent on various factors, including the size and determined value of the business being acquired.
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
Despite the current known impacts of the COVID-19 pandemic, we believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our business needs, commitments and contractual obligations for at least the next 12 months as evidenced by our net positive cash flows from operations for the three months ended March 31, 2022 and 2021. We believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions, but we cannot guarantee that such financing will be available on favorable terms, or at all. We also expect the seasonal trends we typically experience throughout the year to be more muted in 2022 given the strong industry backlog. This could affect the timing of cash collections and payments during each quarter of 2022.
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
On a long-term basis, our sources of capital could be insufficient to meet our needs and growth strategy. We may refinance existing debt or obtain further debt financing in the future to the extent that our sources of capital is insufficient.
In "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2021 Form 10-K, we disclosed that we had $1.1 billion aggregate long-term material cash requirements as of December 31, 2021. There have been no material changes to our cash requirements during the period covered by this 10-Q outside of the normal course of our business.
Sources and Uses of Cash and Related Trends
Working Capital
We carefully manage our working capital and operating expenses. As of March 31, 2022 and December 31, 2021, our working capital, including cash and cash equivalents and investments, was $514.7 million and $551.7 million. Accounts receivable increased $32.8 million resulting from our increased net revenue, and inventories increased by $17.0 million due to material price inflation, increased selling activity and acquisitions. These increases were partially offset by an increase of $17.9 million in accounts payable primarily due material price inflation and increased sales volume. We continue to look for opportunities to reduce our working capital as a percentage of net revenue.
The following table summarizes our liquidity (in thousands):

	Three months ended March 31,
	2022	2021
Net cash provided by operating activities	$48,225	$37,618
Net cash used in investing activities	(68,718)	(52,392)
Net cash used in financing activities	(95,558)	(9,403)
Cash Flows from Operating Activities
Our primary source of cash provided by operations are revenues generated from installing building products and the resulting operating income generated by these revenues. Operating income is adjusted for certain non-cash items, and our cash flows from operations can be impacted by the timing of our cash collections on sales and collection of retainage amounts. The COVID-19 pandemic has not had a material impact on our cash collections to date.
Our primary uses of cash from operating activities include payments for installation materials, compensation costs, leases, income taxes and other general corporate expenditures included in net income.
Net cash provided by operating activities increased from 2021 to 2022 primarily due to the increases in net income and various noncash adjustments, offset by the changes in working capital.
Cash Flows from Investing Activities
Sources of cash from investing activities consist primarily of proceeds from the sales of property and equipment and, periodically, maturities from short term investments. Cash used in investing activities consists primarily of purchases of property and equipment, payments for acquisitions and, periodically, purchases of short term investments.
Net cash used by investing activities increased from 2021 to 2022 primarily due to the purchase of short-term investment during the three months ended March 31, 2022. See Note 5, Investments and Cash and Cash Equivalents, for more information on this investment.
Cash Flows from Financing Activities
Our sources of cash from financing activities consists of proceeds from the issuances of vehicle and equipment notes payable and, periodically, other sources of debt financing. Cash used in financing activities consists primarily of debt repayments, acquisition-related obligations, dividends and stock repurchases.
Net cash used by financing activities increased from 2021 to 2022 primarily due to the repurchase of common stock under our stock repurchase plan during the three months ended March 31, 2022. Our net cash provided by financing activities also increased during the three months ended March 31, 2022 due to the payment of our first annual dividend payment. See Note 12, Stockholders' Equity, for more information on the repurchase of common stock and the payment of dividends.

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
Credit Facilities
In December 2021, we amended and restated our $500 million, seven-year term loan facility due December 2028 (the “Term Loan”) under our credit agreement (the “Term Loan Agreement”), dated as of December 14, 2021 with Royal Bank of Canada as the administrative agent and collateral agent thereunder. The amended Term Loan amortizes in quarterly principal payments of $1.25 million starting on March 31, 2022, with any remaining unpaid balances due on the maturity date of December 14, 2028. The Term Loan bears interest at either the base rate (which approximates the prime rate) or the Eurodollar rate, plus a margin of (A) 1.25% in the case of base rate loans or (B) 2.25% in the case of Eurodollar rate loans. Proceeds from the Term Loan were used to refinance and repay in full all amounts outstanding under our previous term loan agreement. We intend to use the remaining funds to pay for certain fees and expenses associated with the closing of the Term Loan and for general corporate purposes, including acquisitions and other growth initiatives. As of March 31, 2022, we had $492.3 million, net of unamortized debt issuance costs, due on our Term Loan.
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
In February 2022, we amended and extended the term of our asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement increased the commitment under the asset-based lending credit facility (the “ABL Revolver”) to $250.0 million from $200.0 million, and permits us to further increase the commitment amount up to $300.0 million. The amendment also extends the maturity date from September 26, 2024 to February 17, 2027. The ABL Revolver bears interest at either the base rate or the Secured Overnight Financing Rate ("Term SOFR"), at our election, plus a margin of 0.25% or 0.50% in the case of base rate loans or 1.25% or 1.50% for Term SOFR advances (in each case based on a measure of availability under the ABL Credit Agreement). The amendment also allows for modification of specified fees dependent upon achieving certain sustainability targets, in addition to making other modifications to the ABL Credit Agreement. In connection with the Term Loan Agreement, we entered into a Third Amendment (the “Third Amendment”) to the ABL/Term Loan Intercreditor Agreement with Bank of America, N.A., as ABL Agent for the lenders under the ABL Credit Agreement, and Royal Bank of Canada as collateral agent under the Term Loan Agreement. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of March 31, 2022 was $205.7 million.
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

The ABL Revolver also provides incremental revolving credit facility commitments of up to $50.0 million. The terms and conditions of any incremental revolving credit facility commitments must be no more favorable than the terms of the ABL Revolver. The ABL Revolver also allows for the issuance of letters of credit of up to $100.0 million in aggregate and borrowing of swingline loans of up to $25.0 million in aggregate.
The ABL Credit Agreement contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of 1.0x in the event that we do not meet a minimum measure of availability under the ABL Revolver. The ABL Credit Agreement and the Term Loan Agreement contain restrictive covenants that, among other things, limit the ability of the Company and certain of our subsidiaries (subject to certain exceptions) to: (i) incur additional debt and issue preferred stock; (ii) pay dividends on, redeem or repurchase stock in an aggregate amount exceeding the greater of 2.0% of market capitalization per fiscal year or certain applicable restricted payment basket amounts; (iii) prepay subordinated debt; (iv) create liens; (v) make specified types of investments; (vi) apply net proceeds from certain asset sales; (vii) engage in transactions with affiliates; (viii) merge, consolidate or sell substantially all of our assets; and (ix) pay dividends and make other distributions from subsidiaries. At March 31, 2022, we were in compliance with all applicable covenants under the Term Loan Agreement, ABL Credit Agreement and the Senior Notes.
Derivative Instruments
As of March 31, 2022, we had three interest rate swaps. One interest rate swap began July 30, 2021 and has a fixed notional amount of $200.0 million, a fixed rate of 0.51% and a maturity date of April 15, 2030. We also had two interest rate swaps that began December 31, 2021, each with a fixed notional amount of $100.0 million, a fixed rate of 1.37%, and a maturity date of December 15, 2028. Together, these three swaps serve to hedge $400.0 million of the variable cash flows on our variable rate Term Loan through maturity. The assets and liabilities associated with the forward interest rate swap are included in other non-current assets and other current liabilities on the Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.
LIBOR is used as a reference rate for our Term Loan and our interest rate swap agreements we use to hedge our interest rate exposure. For more information on the discontinuance of LIBOR, see Item 3. Quantitative and Qualitative Disclosures about Market Risk below.
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
Total gross assets and respective outstanding loan balances relating to our master loan and equipment agreements were $139.3 million and $67.4 million as of March 31, 2022 and $134.5 million and $69.2 million as of December 31, 2021, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.
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
The following table summarizes our outstanding bonds, letters of credit and cash-collateral (in thousands):

As of March 31, 2022
Performance bonds	$76,020
Insurance letters of credit and cash collateral	50,433
Permit and license bonds	7,934
Total bonds and letters of credit	$134,387

We have $4.3 million deposited into a trust as of March 31, 2022 to serve as additional collateral for our workers’ compensation and general liability policies. This collateral can be converted to a letter of credit at our discretion and is therefore not considered to be restricted cash.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported using different assumptions or under different conditions. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2022 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2021 Form 10-K.
Recent Accounting Pronouncements
For a description of recently issued and/or adopted accounting pronouncements, see Note 2, Significant Accounting Policies, to our audited consolidated financial statements included in the 2021 10-K.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market and the commercial market, industry conditions, our financial and business model, payments of dividends, the impact of COVID-19 on our business and end markets, the demand for our services and product offerings, trends in the commercial business, expansion of our national footprint and end markets, diversification of our products, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability, our efforts to navigate the material pricing environment, our ability to increase selling prices, our material and labor costs, supply chain and material constraints, the impact of COVID-19 on our financial results and expectations for demand for our services and our earnings in 2022. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, the duration, effect and severity of the COVID-19 crisis; any recurrence of COVID-19, including through any new variant strains of the virus, and the related surges in positive COVID-19 cases; the adverse impact of the COVID-19 crisis on our business and financial results, our supply chain, the economy and the markets we serve; general economic and industry conditions; inflation and interest rates; the material price and supply environment; the timing of increases in our selling prices; the risk that the Company may reduce, suspend or eliminate dividend payments in the future; and the factors discussed in the “Risk Factors” section of our 2021 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, as the same may be updated from time to time in our subsequent filings with the SEC. In addition, any future declaration of dividends will be subject to the final determination of our Board of Directors. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of March 31, 2022, we had $498.8 million outstanding on our Term Loan, gross of unamortized debt issuance costs, no outstanding borrowings on our ABL Revolver and no outstanding borrowings under finance leases subject to variable interest rates. As of

March 31, 2022, we had three interest rate swaps which, when combined, serve to hedge $400.0 million of the variable cash flows on our Term Loan until its maturity unless extended. As a result, total variable rate debt of $98.8 million was exposed to market risks as of March 31, 2022. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $1.0 million. Our Senior Notes accrue interest at a fixed rate of 5.75%.
For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We have not entered into and currently do not hold derivatives for trading or speculative purposes.
LIBOR is used as a reference rate for our Term Loan and our interest rate swap agreements we use to hedge our interest rate exposure. In 2017, the FCA announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced in March 2021 its intention to extend the publication of certain LIBOR settings, including the setting we use as a reference rate, to June 2023. It is unclear whether new methods of calculating LIBOR will be established after that date. Our Term Loan Agreement and 2021 interest rate swap agreements include a provision related to the potential discontinuance of LIBOR to be replaced with one or more Secured Overnight Financing Rate (SOFR) values or another alternate benchmark rate. However, if LIBOR ceases to exist after 2023, the interest rates under the alternative rate could be higher than LIBOR. In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848) and in January 2021, the FASB subsequently issued ASU 2021-01, Reference Rate Reform - Scope, which clarified the scope and application of the original guidance. The purpose of this guidance is to provide relief for impacted areas as it relates to impending reference rate reform. We elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that some of the employees at our corporate office are working remotely at times due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 1. Financial Statements, Note 16, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.
Item 1A. Risk Factors
As of the date of this report, there have been no material changes from the risk factors disclosed in our 2021 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows the stock repurchase activity for the three months ended March 31, 2022:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1 - 31, 2022	—	—	—	—
February 1 - 28, 2022	—	—	—	—
March 1 - 31, 2022	510,943	$97.57	510,943	$150.1	million
	510,943	$97.57	510,943	$150.1	million
(1)On February 24, 2022 our board of directors authorized an extension of our stock repurchase program through March 1, 2023 and concurrently authorized an increase in total amount of our outstanding common stock we can purchase under the extended program up to $200.0 million. We repurchased $49.9 million shares of common stock under our stock repurchase program during the three months ended March 31, 2022. As a result of this extension and repurchased stock, we have $150.1 million remaining on our stock repurchase program as of the date of filing of this Form 10-Q. For further information about our stock repurchase program, see Note 12, Stockholder's Equity.
Item 3. Defaults Upon Senior Securities
There have been no material defaults in senior securities.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
(a)(3) Exhibits
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1
Amendment No. 3 to Credit Agreement, dated February 17, 2022, by and among Installed Building Products, Inc., the financial institutions party thereto as lenders and Bank of America N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 18, 2022.

21.1*†	List of Subsidiaries of Installed Building Products, Inc.

31.1*	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Submitted electronically with the report.
†    Corrected version of exhibit previously filed as Exhibit 21.1 to the Company's 2021 Form 10-K, as updated to March 31, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2022

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer