Form 10-Q
period 2022-09-30
Installed Building Products, Inc.
filed 2022-11-03
CIK 1580905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
On October 27, 2022, the registrant had 28,603,412 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$203,402	$333,485
Investments	24,996	—
Accounts receivable (less allowance for credit losses of $9,083 and $8,717 at September 30, 2022 and December 31, 2021, respectively)	415,657	312,767
Inventories	182,176	143,039
Prepaid expenses and other current assets	71,790	70,025
Total current assets	898,021	859,316
Property and equipment, net	115,479	105,933
Operating lease right-of-use assets	72,226	69,871
Goodwill	356,612	322,517
Customer relationships, net	184,225	178,264
Other intangibles, net	91,613	86,157
Other non-current assets	45,675	31,144
Total assets	$1,763,851	$1,653,202
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$30,494	$30,839
Current maturities of operating lease obligations	25,414	23,224
Current maturities of finance lease obligations	2,275	1,747
Accounts payable	156,117	132,705
Accrued compensation	61,453	50,964
Other current liabilities	82,809	68,090
Total current liabilities	358,562	307,569
Long-term debt	827,906	832,193
Operating lease obligations	46,640	46,075
Finance lease obligations	5,469	3,297
Deferred income taxes	19,901	4,819
Other long-term liabilities	47,859	42,409
Total liabilities	1,306,337	1,236,362
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 33,429,557 and 33,271,659 issued and 28,604,098 and 29,706,401 shares outstanding at September 30, 2022 and December 31, 2021, respectively	334	333
Additional paid in capital	225,377	211,430
Retained earnings	453,286	352,543
Treasury stock; at cost: 4,825,459 and 3,565,258 shares at September 30, 2022 and December 31, 2021, respectively	(263,896)	(147,239)
Accumulated other comprehensive income (loss)	42,413	(227)
Total stockholders’ equity	457,514	416,840
Total liabilities and stockholders’ equity	$1,763,851	$1,653,202

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net revenue	$719,114	$509,763	$1,983,355	$1,434,927
Cost of sales	497,837	353,879	1,372,966	1,001,730
Gross profit	221,277	155,884	610,389	433,197
Operating expenses
Selling	31,651	24,188	86,214	67,677
Administrative	84,345	68,056	247,519	199,607
Amortization	11,370	9,224	33,728	26,798
Operating income	93,911	54,416	242,928	139,115
Other expense, net
Interest expense, net	10,668	7,687	31,669	22,781
Other expense (income)	185	(483)	698	(494)
Income before income taxes	83,058	47,212	210,561	116,828
Income tax provision	22,080	12,320	55,857	27,432
Net income	$60,978	$34,892	$154,704	$89,396
Other comprehensive income, net of tax:
Net change on cash flow hedges, net of tax provision of $(5,105) and $(454) for the three months ended September 30, 2022 and 2021, respectively, and $(15,138) and $(2,638) for the nine months ended September 30, 2022 and 2021, respectively	14,379	1,292	42,640	7,762
Comprehensive income	$75,357	$36,184	$197,344	$97,158
Earnings Per Share:
Basic	$2.14	$1.19	$5.36	$3.05
Diluted	$2.13	$1.18	$5.33	$3.02
Weighted average shares outstanding:
Basic	28,478,954	29,404,257	28,851,389	29,355,538
Diluted	28,595,707	29,620,748	29,020,509	29,615,162

Cash dividends declared per share	$0.32	$0.30	$1.85	$0.90

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2022
(in thousands, except share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - July 1, 2021	33,264,517	$333	$205,597	$306,107	(3,562,942)	$(147,204)	$(2,293)	$362,540
Net income				34,892				34,892
Issuance of common stock awards to employees	7,142	—						—
Surrender of common stock awards					(1,562)	(24)		(24)
Share-based compensation expense			2,812					2,812
Share-based compensation issued to directors			126					126
Dividend declared ($0.30 per share)				(8,912)				(8,912)
Other comprehensive income, net of tax							1,292	1,292
BALANCE - September 30, 2021	33,271,659	$333	$208,535	$332,087	(3,564,504)	$(147,228)	$(1,001)	$392,726

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - July 1, 2022	33,428,587	$334	$222,270	$401,326	(4,682,973)	$(251,363)	$28,034	$400,601
Net income				60,978				60,978
Surrender of common stock awards					(554)	(5)		(5)
Share-based compensation expense			2,967					2,967
Share-based compensation issued to directors	970		140					140
Dividends declared ($0.32 per share)				(9,018)				(9,018)
Common stock repurchase					(141,932)	(12,528)		(12,528)
Other comprehensive income, net of tax							14,379	14,379
BALANCE - September 30, 2022	33,429,557	$334	$225,377	$453,286	(4,825,459)	$(263,896)	$42,413	$457,514

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2022
(in thousands, except share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2021	33,141,879	$331	$199,847	$269,420	(3,518,607)	$(141,653)	$(8,763)	$319,182
Net income				89,396				89,396
Issuance of common stock awards to employees	125,550	2	(2)					—
Surrender of common stock awards					(45,897)	(5,575)		(5,575)
Share-based compensation expense			8,351					8,351
Share-based compensation issued to directors	4,230		339					339
Dividends declared ($0.90 per share)				(26,729)				(26,729)
Other comprehensive income, net of tax							7,762	7,762
BALANCE - September 30, 2021	33,271,659	$333	$208,535	$332,087	(3,564,504)	$(147,228)	$(1,001)	$392,726

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2022	33,271,659	$333	$211,430	$352,543	(3,565,258)	$(147,239)	$(227)	$416,840
Net income				154,704				154,704
Issuance of common stock awards to employees	112,389	1	(1)					—
Surrender of common stock awards					(53,599)	(4,464)		(4,464)
Share-based compensation expense			9,559					9,559
Share-based compensation issued to directors	6,305		389					389
Issuance of awards previously classified as liability awards	39,204		4,000					4,000
Dividends declared ($1.85 per share)				(53,961)				(53,961)
Common stock repurchase					(1,206,602)	(112,193)		(112,193)
Other comprehensive income, net of tax							42,640	42,640
BALANCE - September 30, 2022	33,429,557	$334	$225,377	$453,286	(4,825,459)	$(263,896)	$42,413	$457,514

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$154,704	$89,396
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	35,153	32,498
Amortization of operating lease right-of-use assets	19,832	16,464
Amortization of intangibles	33,728	26,798
Amortization of deferred financing costs and debt discount	1,436	993
Provision for credit losses	2,754	1,135
Gain on sale of property and equipment	(1,048)	(1,405)
Noncash stock compensation	10,290	10,228
Other, net	1,509	2,414
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(98,528)	(23,224)
Inventories	(23,071)	(37,122)
Proceeds from termination of interest rate swap agreements	25,462	—
Other assets	4,773	(8,116)
Accounts payable	20,290	14,120
Income taxes receivable/payable	12,354	(107)
Other liabilities	(971)	(7,594)
Net cash provided by operating activities	198,667	116,478
Cash flows from investing activities
Purchases of investments	(344,388)	—
Maturities of short term investments	320,000	—
Purchases of property and equipment	(35,212)	(27,898)
Acquisitions of businesses, net of cash acquired of $330 and $1,640 in 2022 and 2021, respectively	(75,779)	(94,500)
Proceeds from sale of property and equipment	1,418	2,219
Other	(5,974)	(1,430)
Net cash used in investing activities	(139,935)	(121,609)
Cash flows from financing activities
Payments on Term Loan	(3,750)	—
Proceeds from vehicle and equipment notes payable	20,492	20,753
Debt issuance costs	(655)	—
Principal payments on long-term debt	(23,340)	(19,688)
Principal payments on finance lease obligations	(1,661)	(1,573)
Dividends paid	(53,821)	(26,428)
Acquisition-related obligations	(9,423)	(2,442)
Repurchase of common stock	(112,193)	—
Surrender of common stock awards by employees	(4,464)	(5,576)
Net cash used in financing activities	(188,815)	(34,954)
Net change in cash and cash equivalents	(130,083)	(40,085)
Cash and cash equivalents at beginning of period	333,485	231,520
Cash and cash equivalents at end of period	$203,402	$191,435
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$40,639	$23,748
Income taxes, net of refunds	43,512	27,428
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease obligations	22,056	23,543
Release of indemnification of acquisition-related debt	980	2,036
Property and equipment obtained in exchange for finance lease obligations	4,411	1,918
Seller obligations in connection with acquisition of businesses	25,534	18,987
Unpaid purchases of property and equipment included in accounts payable	857	1,327

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - ORGANIZATION
Installed Building Products (“IBP”), a Delaware corporation formed on October 28, 2011, and its wholly-owned subsidiaries (collectively referred to as the “Company,” and “we,” “us” and “our”) primarily install insulation, waterproofing, fire-stopping, fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving and mirrors and other products for residential and commercial builders located in the continental United States. The Company operates in more than 220 locations and its corporate office is located in Columbus, Ohio.
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
The COVID-19 pandemic ("COVID-19") has caused significant volatility, uncertainty and economic disruption. Public health organizations and international, federal, state and local governments responded by implementing measures during various points of the pandemic to contain the spread of COVID-19. We do not believe the various orders and restrictions significantly impacted our business in the first nine months of 2022. However, COVID-19 has caused disruptions in the building products supply chain, impacting our ability to purchase certain materials we install through typical channels and fueling producer price and consumer inflation. The extent to which COVID-19 will impact our future growth, operations, customers, suppliers, employees and financial results is uncertain. The future impact on our financial results will depend on numerous factors including government actions and the resulting impact on construction activity, the effect on our customers’ demand for our services, the effects on our supply chain for materials, and the ability of our customers to pay for our services.
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
Our interim operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected in future operating quarters.
Note 2 to the audited consolidated financial statements in our 2021 Form 10-K describes the significant accounting policies and estimates used in preparation of the audited consolidated financial statements. Other than the recently implemented accounting policies described below, there have been no changes to our significant accounting policies during the three or nine months ended September 30, 2022.

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

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
Installation:
Residential new construction	$532,299	74%	$385,401	76%	$1,480,214	75%	$1,082,379	75%
Repair and remodel	39,139	6%	31,276	6%	109,745	5%	89,810	7%
Commercial	101,478	14%	87,484	17%	282,585	14%	247,113	17%
Net revenue, Installation	$672,916	94%	$504,161	99%	$1,872,544	94%	$1,419,302	99%
Other (1)	46,198	6%	5,602	1%	110,811	6%	15,625	1%
Net revenue, as reported	$719,114	100%	$509,763	100%	$1,983,355	100%	$1,434,927	100%

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
Installation:
Insulation	$429,091	60%	$318,753	63%	$1,203,635	61%	$905,553	63%
Shower doors, shelving and mirrors	46,735	7%	35,411	7%	124,339	6%	101,830	7%
Garage doors	45,224	6%	26,951	5%	123,715	6%	77,434	5%
Waterproofing	31,088	4%	34,514	7%	95,306	5%	98,726	7%
Rain gutters	31,065	4%	21,807	4%	83,334	4%	62,270	4%
Fireproofing/firestopping	17,159	3%	17,684	3%	49,247	3%	43,155	3%
Window blinds	16,585	2%	13,197	3%	45,058	2%	37,398	3%
Other building products	55,969	8%	35,844	7%	147,910	7%	92,936	7%
Net revenue, Installation	$672,916	94%	$504,161	99%	$1,872,544	94%	$1,419,302	99%
Other (1)	46,198	6%	5,602	1%	110,811	6%	15,625	1%
Net revenue, as reported	$719,114	100%	$509,763	100%	$1,983,355	100%	$1,434,927	100%
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
Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in thousands):

	September 30, 2022	December 31, 2021
Contract assets	$37,956	$32,679
Contract liabilities	(18,364)	(14,153)

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Uncompleted contracts were as follows (in thousands):

	September 30, 2022	December 31, 2021
Costs incurred on uncompleted contracts	$246,867	$206,050
Estimated earnings	108,241	106,163
Total	355,108	312,213
Less: Billings to date	324,130	285,978
Net under billings	$30,978	$26,235
Net under billings were as follows (in thousands):

	September 30, 2022	December 31, 2021
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$37,956	$32,679
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(6,978)	(6,444)
Net under billings	$30,978	$26,235
The difference between contract assets and contract liabilities as of September 30, 2022 compared to December 31, 2021 is primarily the result of timing differences between our performance of obligations under contracts and customer payments. During the three and nine months ended September 30, 2022, we recognized $0.4 million and $13.6 million of revenue that was included in the contract liability balance at December 31, 2021. We did not recognize any impairment losses on our receivables and contract assets during the three and nine months ended September 30, 2022 or 2021.
Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $161.6 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.
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
NOTE 4 - CREDIT LOSSES
Our expected loss allowance methodology for accounts receivable is developed using historical losses, current economic conditions and future market forecasts. We also perform ongoing evaluations of creditworthiness of our existing and potential customers.
Changes in our allowance for credit losses were as follows (in thousands):

Balance as of January 1, 2022	$8,717
Current period provision	2,754
Recoveries collected and additions	181
Amounts written off	(2,569)
Balance as of September 30, 2022	$9,083

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 - INVESTMENTS AND CASH AND CASH EQUIVALENTS
Cash and cash equivalents include highly liquid instruments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase. These instruments amounted to approximately $173.3 million and $258.1 million as of September 30, 2022 and December 31, 2021, respectively. See Note 9, Fair Value Measurements, for additional information.
All other investments are classified as held-to-maturity and consist of highly liquid instruments, namely treasury bills. As of September 30, 2022, the amortized cost of these investments equaled the net carrying value, which was approximately $25.0 million. All held-to-maturity securities as of September 30, 2022 mature in one year or less. We held no such investments as of December 31, 2021. See Note 9, Fair Value Measurements, for additional information.
NOTE 6 - GOODWILL AND INTANGIBLES
We anticipate that the COVID-19 pandemic could continue to have an impact on the homebuilding industry in general, as it could result in further business interruptions (government-mandated or otherwise) and could affect, among other factors, inflation, interest rates, employment levels, consumer spending and consumer confidence, which could decrease demand for homes, adversely affecting our business. As such, we considered whether impairment indicators arose through the date of filing of this Quarterly Report on Form 10-Q for our goodwill, long-lived assets and other intangible assets and concluded that no such factors existed to cause us to test for goodwill impairment during the nine months ended September 30, 2022. While we ultimately concluded that our goodwill, long-lived assets and other intangibles assets were not impaired as of September 30, 2022, we will continue to assess impairment indicators related to the impact of the COVID-19 pandemic on our business.
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
The change in carrying amount of goodwill was as follows (in thousands):

	Installation	Other	Consolidated
Goodwill (gross) - January 1, 2022, after change in reporting units	$331,782	$60,739	$392,521
Business combinations	6,389	27,595	33,984
Other	111	—	111
Goodwill (gross) - September 30, 2022	338,282	88,334	426,616
Accumulated impairment losses	(70,004)	—	(70,004)
Goodwill (net) - September 30, 2022	$268,278	$88,334	$356,612
Other changes presented in the above table primarily include minor adjustments for the allocation of certain acquisitions still under measurement made during the nine months ended September 30, 2022. For additional information regarding changes to goodwill resulting from acquisitions, see Note 17, Business Combinations.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Intangibles, net
The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in thousands):

	As of September 30,			As of December 31,
	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$321,720	$137,495	$184,225	$292,113	$113,849	$178,264
Covenants not-to-compete	30,015	19,204	10,811	27,717	16,471	11,246
Trademarks and tradenames	116,246	37,833	78,413	103,007	32,623	70,384
Backlog	23,725	21,336	2,389	23,724	19,197	4,527
	$491,706	$215,868	$275,838	$446,561	$182,140	$264,421
The gross carrying amount of intangibles increased approximately $45.1 million during the nine months ended September 30, 2022 primarily due to business combinations. For more information, see Note 17, Business Combinations. Remaining estimated aggregate annual amortization expense is as follows (amounts, in thousands, are for the fiscal year ended):

Remainder of 2022	$11,113
2023	41,441
2024	37,520
2025	31,199
2026	27,241
Thereafter	127,324
NOTE 7 - LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Senior Notes due 2028, net of unamortized debt issuance costs of $3,185 and $3,633, respectively	$296,815	$296,367
Term loan, net of unamortized debt issuance costs of $6,009 and $6,735, respectively	490,241	493,265
Vehicle and equipment notes, maturing through September 2027; payable in various monthly installments, including interest rates ranging from 1.9% to 5.6%	69,371	69,228
Various notes payable, maturing through April 2025; payable in various monthly installments, including interest rates ranging from 2.0% to 5.0%	1,973	4,172
	858,400	863,032
Less: current maturities	(30,494)	(30,839)
Long-term debt, less current maturities	$827,906	$832,193

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Remaining required repayments of debt principal, gross of unamortized debt issuance costs, as of September 30, 2022 are as follows (in thousands):

Remainder of 2022	$7,896
2023	29,159
2024	23,626
2025	17,547
2026	12,369
Thereafter	776,997
Asset-Based Lending Credit Agreement Amendment
In February 2022, we amended and extended the term of our asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement increased the commitment under the asset-based lending credit facility (the “ABL Revolver”) to $250.0 million from $200.0 million, and permits us to further increase the commitment amount up to $300.0 million. The amendment also extends the maturity date from September 26, 2024 to February 17, 2027. The ABL Revolver bears interest at either the base rate or the Secured Overnight Financing Rate ("Term SOFR"), at our election, plus a margin of 0.25% or 0.50% in the case of base rate loans or 1.25% or 1.50% for Term SOFR advances (in each case based on a measure of availability under the ABL Credit Agreement). The amendment also allows for modification of specified fees dependent upon achieving certain sustainability targets, in addition to making other modifications to the ABL Credit Agreement. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of September 30, 2022 was $197.6 million.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

		As of September 30,	As of December 31,
(in thousands)	Classification	2022	2021
Assets
Non-Current
Operating	Operating lease right-of-use assets	$72,226	$69,871
Finance	Property and equipment, net	7,828	5,266
Total lease assets		$80,054	$75,137
Liabilities
Current
Operating	Current maturities of operating lease obligations	$25,414	$23,224
Financing	Current maturities of finance lease obligations	2,275	1,747
Non-Current
Operating	Operating lease obligations	46,640	46,075
Financing	Finance lease obligations	5,469	3,297
Total lease liabilities		$79,798	$74,343
Weighted-average remaining lease term:
Operating leases		4.0 years	4.3 years
Finance leases		3.8 years	3.3 years
Weighted-average discount rate:
Operating leases		4.06%	3.38%
Finance leases		5.21%	4.96%
Lease Costs
The table below presents certain information related to the lease costs for finance and operating leases:

		Three months ended September 30,		Nine months ended September 30,
(in thousands)	Classification	2022	2021	2022	2021
Operating lease cost(1)	Administrative	$8,355	$6,927	$24,293	$19,947
Finance lease cost:
Amortization of leased assets(2)	Cost of sales	817	769	2,388	2,342
Interest on finance lease obligations	Interest expense, net	87	54	216	161
Total lease costs		$9,259	$7,750	$26,897	$22,450
(1)Includes variable lease costs of $0.9 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $2.6 million and $2.2 million for the nine months ended September 30, 2022 and 2021, respectively, and short-term lease costs of $0.3 million for both the three months ended September 30, 2022 and 2021, respectively, and $0.9 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)Includes variable lease costs of $0.2 million for each of the three months ended September 30, 2022 and 2021 and $0.6 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Information
The table below presents supplemental cash flow information related to leases (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,030	$5,821	$20,296	$16,763
Operating cash flows for finance leases	87	54	216	161
Financing cash flows for finance leases	576	532	1,661	1,573
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Condensed Consolidated Balance Sheet as of September 30, 2022 (in thousands):

	Finance Leases	Operating Leases
		Related Party	Other	Total Operating
Remainder of 2022	$742	$374	$6,952	$7,326
2023	2,443	1,421	24,687	26,108
2024	2,015	1,175	16,450	17,625
2025	1,647	1,017	10,288	11,305
2026	1,315	—	7,232	7,232
Thereafter	411	—	8,714	8,714
Total minimum lease payments	8,573	$3,987	$74,323	78,310
Less: Amounts representing executory costs	(11)			—
Less: Amounts representing interest	(818)			(6,256)
Present value of future minimum lease payments	7,744			72,054
Less: Current obligation under leases	(2,275)			(25,414)
Long-term lease obligations	$5,469			$46,640
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
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During each of the three and nine months ended September 30, 2022 and 2021, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Estimated Fair Value of Financial Instruments
Accounts receivable, accounts payable and accrued liabilities as of September 30, 2022 and December 31, 2021 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of certain long-term debt, including the Term Loan and ABL Revolver as of September 30, 2022 and December 31, 2021, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of our operating lease right-of-use assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of September 30, 2022 and December 31, 2021. All debt classifications represent Level 2 fair value measurements.
Derivative financial instruments are measured at fair value based on observable market information and appropriate valuation methods.

Contingent consideration liabilities arise from future earnout payments to the sellers associated with certain acquisitions and are based on predetermined calculations of future results. These future payments are estimated by considering various factors, including business risk and projections. The contingent consideration liabilities are measured at fair value by discounting estimated future payments to their net present value. The future payments were primarily calculated using the Black Scholes Call Option method, a probabilistic framework used to estimate expected future cash flows. This valuation method was chosen for our acquisition of Central Aluminum due to the model's ability to value a nonlinear percentage of the acquisition's future earnings. For more information on this acquisition, see Note 17, Business Combinations. The earnout for this acquisition is not capped so we are unable to provide a range of potential outcomes. Inputs that had a significant effect on this earnout valuation during the nine months ended September 30, 2022 include a remaining term of 0.6 years, expected volatility of 25.0%, and risk free interest rate of 1.9%. Expected volatility is based on the historical volatility of market participants for the length of time corresponding to the expected term of the consideration. The risk-free interest rate is based on the U.S. treasury yield curve on the acquisition date for the expected term of the consideration.
The fair values of financial assets and liabilities that are recorded at fair value in the Condensed Consolidated Balance Sheets and not described above were as follows (in thousands):

	As of September 30, 2022				As of December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$173,252	$173,252	$—	$—	$258,055	$258,055	$—	$—
Derivative financial instruments	42,413	—	42,413	—	14,830	—	14,830	—
Total financial assets	$215,665	$173,252	$42,413	$—	$272,885	$258,055	$14,830	$—
Financial liabilities:
Contingent consideration	$18,237	$—	$—	$18,237	$11,170	$—	$—	$11,170
Derivative financial instruments	—	—	—	—	1,937	—	1,937	—
Total financial liabilities	$18,237	$—	$—	$18,237	$13,107	$—	$1,937	$11,170
See Note 5, Investments and Cash and Cash Equivalents, for more information on cash equivalents included in the table above. Also see Note 11, Derivatives and Hedging Activities, for more information on derivative financial instruments.
The change in fair value of the contingent consideration (a Level 3 input) was as follows (in thousands):

Contingent consideration liability - January 1, 2022	$11,170
Preliminary purchase price	16,410
Fair value adjustments	(946)
Accretion in value	578
Amounts cancelled	(984)
Settlement Adjustments	(505)
Amounts paid to sellers	(7,486)
Contingent consideration liability - September 30, 2022	$18,237
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

	As of September 30, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments	$24,996	$24,998	$—	$—
Senior Notes(1)	300,000	268,638	300,000	311,028
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
The key metrics used to assess the performance of our operating segments are revenue and segment gross profit as these are the metrics used by our CODM to review results, assess performance and allocate resources. We define segment gross profit as revenue less cost of sales, excluding depreciation and amortization. We do not report total assets or related depreciation and amortization expenses by segment because our CODM does not use this information to assess segment performance or allocate resources.
The Installation reportable segment includes substantially all of our net revenue from services while net revenue included in the Other category includes substantially all of our net revenue from sales of products. The intercompany sales from the Other category to the Installation reportable segment include a profit margin while our Installation segment records these transactions at cost.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table represents our segment information for the three months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30, 2022				Three months ended September 30, 2021
	Installation	Other	Eliminations	Consolidated	Installation	Other	Eliminations	Consolidated
Revenue	$672,916	$47,748	$(1,550)	$719,114	$504,161	$6,305	$(703)	$509,763
Cost of sales (exclusive of depreciation and amortization shown separately below)	450,017	37,659	(1,116)	486,560	339,308	4,837	(539)	343,606
Segment gross profit	222,899	10,089	(434)	232,554	164,853	1,468	(164)	166,157
Depreciation and amortization				11,277				10,273
Gross profit, as reported				221,277				155,884
Selling				31,651				24,188
Administrative				84,345				68,056
Amortization				11,370				9,224
Operating income				93,911				54,416
Interest expense, net				10,668				7,687
Other expense (income)				185				(483)
Income before income taxes				$83,058				$47,212

	Three months ended September 30, 2022				Three months ended September 30, 2021
	Installation	Other	Eliminations	Consolidated	Installation	Other	Eliminations	Consolidated
Segment gross profit percentage	33.1%	21.1%	28.0%	32.3%	32.7%	23.3%	23.3%	32.6%

The following table represents our segment information for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months ended September 30, 2022				Nine months ended September 30, 2021
	Installation	Other	Eliminations	Consolidated	Installation	Other	Eliminations	Consolidated
Revenue	$1,872,544	$114,690	$(3,879)	$1,983,355	$1,419,302	$17,182	$(1,557)	$1,434,927
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,255,521	87,425	(3,015)	1,339,931	959,384	12,980	(1,207)	971,157
Segment gross profit	617,023	27,265	(864)	643,424	459,918	4,202	(350)	463,770
Depreciation and amortization				33,035				30,573
Gross profit, as reported				610,389				433,197
Selling				86,214				67,677
Administrative				247,519				199,607
Amortization				33,728				26,798
Operating income				242,928				139,115
Interest expense, net				31,669				22,781
Other expense (income)				698				(494)
Income before income taxes				$210,561				$116,828

	Nine months ended September 30, 2022				Nine months ended September 30, 2021
	Installation	Other	Eliminations	Consolidated	Installation	Other	Eliminations	Consolidated
Segment gross profit percentage	33.0%	23.8%	22.3%	32.4%	32.4%	24.5%	22.5%	32.3%
The prior period disclosures in the above table have been recast to conform to the current period segment presentation.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11 - DERIVATIVES AND HEDGING ACTIVITIES
Cash Flow Hedges of Interest Rate Risk
Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the nine months ended September 30, 2022, we used interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of September 30, 2022, we have not posted any collateral related to these agreements.
As of September 30, 2022, we had the following interest rate swap derivatives outstanding:

Effective Date	Notional Amount	Fixed Rate	Maturity Date
	(in millions)
July 30, 2021	$200.0	0.51%	December 31, 2025
December 31, 2021	100.0	1.37%	December 31, 2025
December 31, 2021	100.0	1.37%	December 31, 2025
December 31, 2025	300.0	3.09%	December 14, 2028
December 31, 2025	100.0	2.98%	December 14, 2028
As of December 31, 2021, we had the following interest rate swap derivatives outstanding:

Effective Date	Notional Amount	Fixed Rate	Maturity Date
	(in millions)
July 30, 2021	$200.0	0.51%	April 15, 2030
December 31, 2021	100.0	1.37%	December 15, 2028
December 31, 2021	100.0	1.37%	December 15, 2028
On July 8, 2022, we amended the maturity date of each of our three active interest rate swaps to December 31, 2025 with the other terms remaining unchanged. Collectively, the swaps had unrealized gains of $51.2 million at the amendment date of July 8, 2022. These unrealized gains will be amortized as a decrease to interest expense, net through the original maturity dates of April 15, 2030 and December 15, 2028. For the three and nine months ended September 30, 2022, we amortized $1.6 million of these unrealized gains as a decrease to interest expense, net. In conjunction with the amendments, we received cash of $25.5 million from swap counterparties, which is presented in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows during the nine months ended September 30, 2022.
The amended swaps include off-market terms at inception and contained a $25.7 million other-than-insignificant financing element which will amortize to interest expense, net through the new December 31, 2025 maturity date of the amended swaps. For the three and nine months ended September 30, 2022, we amortized $1.7 million of the financing element as an increase to interest expense, net. Future net cash settlements are recognized through cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows due to the other-than-insignificant financing element.
Also in July 2022, we entered into two new forward interest rate swaps. As of September 30, 2022, these two forward interest rate swaps, combined with our three amended swaps, serve to hedge $400.0 million of the variable cash flows on our variable rate Term Loan through maturity. The assets and liabilities associated with these interest rate swaps are included in other current assets, other non-current assets and other current liabilities on the Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.
In August 2020, we terminated two then-existing interest rate swaps and one then-existing forward interest rate swap. For the three and nine months ended September 30, 2022 we amortized $1.1 million and $2.8 million of the $17.8 million unrealized loss existing at the time of termination as an increase to interest expense, net. For the three and nine months ended September 30, 2021, we amortized $0.8 million and $2.4 million of the unrealized loss to interest expense, net.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in other comprehensive income, net of tax on the Condensed Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We had no such changes during the nine months ended September 30, 2021 or 2022.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt, and as our terminated and amended swaps are amortized. Over the next twelve months, we estimate that an additional $9.0 million will be reclassified as a decrease to interest expense, net.
The following table summarizes amounts recorded to interest expense, net included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to our interest rate swaps (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(Benefit) expense associated with swap net settlements	$(1,303)	$147	$(344)	$147
Expense associated with amortization of terminated swaps	1,127	812	2,796	2,412
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
NOTE 12 - STOCKHOLDERS’ EQUITY
Accumulated other comprehensive income (loss)
The change in accumulated other comprehensive income (loss) related to our interest rate derivatives, net of taxes, was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Accumulated gain/(loss) at beginning of period	$28,034	$(2,293)	$(227)	$(8,763)
Unrealized gains in fair value	13,547	691	40,577	5,960
Reclassifications of realized net losses to earnings	832	601	2,063	1,802
Accumulated gain/(loss) at end of period	42,413	(1,001)	42,413	(1,001)
The reclassifications of realized net losses to earnings in the above table are recorded within interest expense, net.
Share repurchases
During the three months ended September 30, 2022 we repurchased approximately 142 thousand shares of our common stock with an aggregate price of approximately $12.5 million, or $88.27 average price per share. During the nine months ended September 30, 2022 we repurchased approximately 1.2 million shares of our common stock with an aggregate price of approximately $112.2 million, or $92.98 average price per share. We did not repurchase any shares during the nine months ended September 30, 2021. On February 24, 2022, we announced that our board of directors authorized an extension of our previous stock repurchase program through March 1, 2023 and concurrently authorized an increase in the total amount of our

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
outstanding common stock we can purchase up to $200.0 million. On August 4, 2022, we announced that our board of directors authorized a new stock repurchase program which replaces our previous program. The new stock repurchase program allows for the repurchase of up to $200.0 million of our outstanding common stock through August 10, 2023. As of September 30, 2022, we had $187.5 million remaining on our new stock repurchase program. The effect of these treasury shares in reducing the number of common shares outstanding is reflected in our earnings per share calculation.
Dividends
During the nine months ended September 30, 2022, we declared and paid the following cash dividends (amount declared and amount paid in thousands):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/24/2022	3/15/2022	3/31/2022	$0.90	$26,585	$26,242
2/24/2022	3/15/2022	3/31/2022	0.315	9,305	9,184
5/5/2022	6/15/2022	6/30/2022	0.315	9,054	8,982
8/4/2022	9/15/2022	9/30/2022	0.315	9,018	8,945
During the nine months ended September 30, 2021, we declared and paid the following cash dividends (amount declared and amount paid in thousands):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/23/2021	3/15/2021	3/31/2021	$0.30	$8,907	$8,786
5/5/2021	6/15/2021	6/30/2021	0.30	8,910	8,821
8/5/2021	9/15/2021	9/30/2021	0.30	8,912	8,821
The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of restricted stock awards and performance share awards, which accrue dividend equivalent rights that are paid when the award vests. During the nine months ended September 30, 2022, we also paid $0.5 million in accrued dividends not included in the table above related to the vesting of these awards. The payment of future dividends will be at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, results of operations, contractual restrictions, legal requirements, and other factors deemed relevant by our board of directors.
NOTE 13 - EMPLOYEE BENEFITS
Healthcare
We participate in multiple healthcare plans, the largest of which is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. Our healthcare benefit expense (net of employee contributions) was $6.9 million and $6.5 million for the three months ended September 30, 2022 and 2021, respectively and $23.0 million and $20.6 million for the nine months ended September 30, 2022 and 2021. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $3.6 million and $3.3 million as of September 30, 2022 and December 31, 2021, respectively.
Workers’ Compensation
Workers’ compensation expense totaled $5.9 million and $4.8 million for the three months ended September 30, 2022 and 2021, respectively and $14.5 million and $11.9 million for the nine months ended September 30, 2022 and 2021. Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2022	December 31, 2021
Included in other current liabilities	$7,373	$8,048
Included in other long-term liabilities	15,644	13,397
	$23,017	$21,445
We also had an insurance receivable for claims that exceeded the stop loss limit under our self-insured policies as well as claims under our fully insured policies included on the Condensed Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	September 30, 2022	December 31, 2021
Included in other non-current assets	$2,302	$2,137
Retirement Plans
We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. We recognized 401(k) plan expenses of $0.6 million and $0.5 million during the three months ended September 30, 2022 and 2021, respectively and $2.2 million and $1.9 million during the nine months ended September 30, 2022 and 2021. These expenses are included in administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
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
Share-Based Compensation
Common Stock Awards
We periodically grant shares of our common stock to non-employee members of our board of directors and our employees. We granted approximately one thousand shares of our common stock during the three months ended September 30, 2022 and six thousand and four thousand shares during the nine months ended September 30, 2022 and 2021, respectively, under our our 2014 Omnibus Incentive Plan to non-employee members of our board of directors.
In addition, we granted approximately seven thousand shares of our common stock to employees during the three months ended September 30, 2021 and 63 thousand and 46 thousand shares to employees during the nine months ended September 30, 2022 and 2021, respectively.
Employees – Performance-Based Stock Awards
During the nine months ended September 30, 2022, we issued approximately 41 thousand shares of our common stock to certain officers, which vest in two equal installments on each of April 20, 2023 and April 20, 2024. In addition, during the nine months ended September 30, 2022, we established, and our board of directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2023 contingent upon achievement of these targets.
In addition, there are long-term performance-based restricted stock awards to be issued to certain employees annually through 2024 contingent upon achievement of certain performance targets. These awards are accounted for as liability-based awards since they represent a predominantly-fixed monetary amount that will be settled with a variable number of common shares in the first quarter of 2025 and as such are included in other long-term liabilities on the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2022 and 2021, we granted approximately 39 thousand and five thousand shares of our common stock, respectively, which both vested in the second quarter of 2022.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Employees – Performance-Based Restricted Stock Units
During 2021, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards which were issued to certain employees in 2022 based upon achievement of a performance target. In addition, during the nine months ended September 30, 2022, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2023 based upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares.
Share-Based Compensation Summary
Amounts and changes for each category of equity-based award were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Grant Date Fair Value Per Share	Awards	Weighted Average Grant Date Fair Value Per Share	Units	Weighted Average Grant Date Fair Value Per Share
Nonvested awards/units at December 31, 2021	199,353	$68.99	143,401	$81.30	8,252	$126.89
Granted	109,189	89.32	54,585	102.98	16,618	80.55
Vested	(147,095)	74.77	(71,933)	59.07	(8,061)	126.89
Forfeited/Cancelled	(1,057)	81.61	—	—	(404)	102.46
Nonvested awards/units at September 30, 2022	160,390	$74.44	126,053	$103.37	16,405	$80.55
The following table summarizes the share-based compensation expense recognized under our 2014 Omnibus Incentive Plan (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Common Stock Awards	$1,420	$1,426	$4,718	$3,843
Non-Employee Common Stock Awards	147	126	396	339
Performance-Based Stock Awards	1,237	1,128	3,863	3,462
Liability Performance-Based Stock Awards	84	598	418	1,983
Performance-Based Restricted Stock Units	324	257	895	601
	$3,212	$3,535	$10,290	$10,228
We recorded the following stock compensation expense by income statement category (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cost of sales	$165	$161	$484	$287
Selling	126	56	329	145
Administrative	2,921	3,318	9,477	9,796
	$3,212	$3,535	$10,290	$10,228
Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represents all stock compensation earned by our installation and sales employees, respectively.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unrecognized share-based compensation expense related to unvested awards was as follows (in thousands):

	As of September 30, 2022
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Common Stock Awards	$7,939	1.8
Performance-Based Stock Awards	6,591	1.7
Performance-Based Restricted Stock Units	681	0.5
Total unrecognized compensation expense related to unvested awards	$15,211
Total unrecognized compensation expense is subject to future adjustments for forfeitures. This expense is expected to be recognized over the remaining weighted-average period shown above on a straight-line basis except for the Performance-Based Stock Awards which uses the graded-vesting method. Shares forfeited are returned as treasury shares and available for future issuances.
During the nine months ended September 30, 2022 and 2021, our employees surrendered approximately 53 thousand and 43 thousand shares of our common stock, respectively, to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2014 Omnibus Incentive Plan. We recognized windfall tax benefits of $0.3 million and $3.0 million for the nine months ended September 30, 2022 and 2021, respectively, within the income tax provision in the Condensed Consolidated Statements of Operations and Comprehensive Income.
As of September 30, 2022, approximately 1.7 million of the 3.0 million shares of common stock authorized for issuance were available for issuance under the 2014 Omnibus Incentive Plan.
NOTE 14 - INCOME TAXES
Our provision for income taxes as a percentage of pretax earnings is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.
During the three and nine months ended September 30, 2022, our effective tax rate was 26.6% and 26.5%, respectively. During the three and nine months ended September 30, 2021, our effective tax rate was 26.1% and 23.5%, respectively. The rates for each of the nine months ended September 30, 2022 and 2021 were favorably impacted by recognition of a windfall tax benefit from equity vesting.
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
The amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales	$6,178	$260	$7,539	$1,081
Purchases	596	486	1,460	1,218
Rent	336	370	974	983
We had a related party balance of approximately $3.4 million and $0.9 million included in accounts receivable on our Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively. These balances

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, Chief Executive Officer and President rejoined our board of directors in July of 2022, accounted for $2.7 million of the related party accounts receivable balance as of September 30, 2022. Additionally, M/I Homes, Inc. accounted for $5.7 million of our related party sales during the three and nine months ended September 30, 2022.
NOTE 16 - COMMITMENTS AND CONTINGENCIES
Accrued General Liability and Auto Insurance
Accrued general liability and auto insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30, 2022	December 31, 2021
Included in other current liabilities	$5,925	$5,889
Included in other long-term liabilities	20,691	16,050
	$26,616	$21,939
We also had insurance receivables and indemnification assets included on the Condensed Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above. The amounts were as follows (in thousands):

	September 30, 2022	December 31, 2021
Insurance receivables and indemnification assets for claims under fully insured policies	$3,849	$3,578
Insurance receivables for claims that exceeded the stop loss limit	492	278
Total insurance receivables and indemnification assets included in other non-current assets	$4,341	$3,856
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
NOTE 17 - BUSINESS COMBINATIONS
As part of our ongoing strategy to expand geographically and increase market share in certain markets, as well as diversify our products and end markets, we completed five and seven business combinations during the nine months ended September 30, 2022 and 2021, respectively.
The largest of these acquisitions were Pisgah Insulation and Fireplaces of NC, LLC ("Pisgah") in March 2022, Central Aluminum Supply Corporation and Central Aluminum Supply of North Jersey, LLC ("Central Aluminum") in April 2022, Statewide Insulation, Inc. dba Tri County Insulation and Acoustical Contractor ("Tri-County") in May 2022, I.W. International Insulation, Inc., dba Intermountain West Insulation (“IWI”) in March 2021, Alert Insulation ("Alert") and Alpine Construction Services ("Alpine") in April 2021, General Ceiling & Partitions, Inc. ("GCP") in June 2021, and Five Star Building Products, LLC and Five Star Building Products of Southern Utah, LLC (collectively "Five Star") in September 2021. Below is a summary of each significant acquisition by year, including revenue and net income (loss) since date of acquisition shown for the year of acquisition. Net income (loss) includes amortization, taxes and interest allocations when appropriate.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended September 30, 2022 (in thousands):

						Three months ended September 30, 2022		Nine months ended September 30, 2022
2022 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)	Revenue	Net Income (Loss)
Pisgah	03/01/2022	Share	$8,050	$1,878	$9,928	$2,847	$285	$6,665	$638
Central Aluminum	4/11/2022	Share	55,150	22,927	78,077	13,404	(1,048)	26,128	(805)
Tri-County	5/23/2022	Asset	9,600	473	10,073	3,548	(40)	5,034	(179)
Other	Various	Asset	3,309	256	3,565	550	(41)	550	(41)
			$76,109	$25,534	$101,643	$20,349	$(844)	$38,377	$(387)
For the three and nine months ended September 30, 2021 (in thousands)

						Three months ended September 30, 2021		Nine months ended September 30, 2021
2021 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)	Revenue	Net Income (Loss)
IWI	03/01/2021	Share	$42,098	$5,959	$48,057	$10,556	$590	$24,315	$2,068
Alert	4/13/2021	Asset	5,850	2,980	8,830	4,764	2	8,890	147
Alpine	4/19/2021	Asset	7,945	2,208	10,153	3,045	263	4,996	216
GCP	6/7/2021	Asset	9,700	1,427	11,127	2,624	(152)	3,270	(118)
Five Star	9/13/2021	Share	26,308	5,466	31,774	1,243	25	1,243	25
Other	Various	Asset	4,240	947	5,187	956	(29)	1,252	(43)
			$96,141	$18,987	$115,128	$23,188	$699	$43,966	$2,295
Acquisition-related costs recorded within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to $(0.1) million and $(0.3) million for the three months ended September 30, 2022 and 2021, respectively, and $1.3 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively. The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed. We expect to deduct approximately $34.3 million of goodwill for tax purposes as a result of 2022 acquisitions.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Purchase Price Allocations
The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in thousands):

	Nine months ended September 30, 2022
	Pisgah	Central Aluminum	Tri-County	Other	Total
Estimated fair values:
Cash	$87	$243	$—	$—	$330
Accounts receivable	772	3,502	2,823	—	7,097
Inventories	684	14,344	839	199	16,066
Other current assets	21	16	2	—	39
Property and equipment	1,049	2,590	927	513	5,079
Operating lease right-of-use asset	—	844	66	—	910
Intangibles	4,634	34,900	3,488	1,378	44,400
Goodwill	2,743	27,595	2,123	1,523	33,984
Other non-current assets	7	—	12	37	56
Accounts payable and other current liabilities	(69)	(5,388)	(185)	(85)	(5,727)
Other long-term liabilities	—	(569)	(22)	—	(591)
Fair value of assets acquired and purchase price	9,928	78,077	10,073	3,565	101,643
Less seller obligations	1,878	22,927	473	256	25,534
Cash paid	$8,050	$55,150	$9,600	$3,309	$76,109

	Nine months ended September 30, 2021
	IWI	Alert	Alpine	GCP	Five Star	Other	Total
Estimated fair values:
Cash	$168	$—	$—	$—	$1,472	$—	$1,640
Accounts receivable	5,122	4,710	—	3,067	4,583	482	17,964
Inventories	1,157	765	359	—	1,399	138	3,818
Other current assets	3,014	738	—	—	330	—	4,082
Property and equipment	796	693	726	206	1,161	544	4,126
Intangibles	25,200	2,770	5,543	5,670	17,400	2,787	59,370
Goodwill	23,282	940	3,582	2,695	6,626	1,253	38,378
Other non-current assets	264	132	—	—		6	402
Accounts payable and other current liabilities	(8,416)	(1,184)	(57)	(493)	(1,170)	(20)	(11,340)
Other long-term liabilities	(2,530)	(734)	—	(18)	(27)	(3)	(3,312)
Fair value of assets acquired and purchase price	48,057	8,830	10,153	11,127	31,774	5,187	115,128
Less seller obligations	5,959	2,980	2,208	1,427	5,466	947	18,987
Cash paid	$42,098	$5,850	$7,945	$9,700	$26,308	$4,240	$96,141

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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed, contingent consideration is settled and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Any acquisition acquired after September 30, 2021 is deemed to be within the measurement period and its purchase price considered preliminary. Goodwill and intangibles per the above table may not agree to the total gross increases of these assets as shown in Note 6, Goodwill and Intangibles, during each of the nine months ended September 30, 2022 and 2021 due to adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added during the ordinary course of business. All of the goodwill for Central Aluminum was assigned to our Distribution operating segment. All other acquisitions during the nine months ended September 30, 2022 and 2021 had their respective goodwill assigned to our Installation operating segment.
Estimates of acquired intangible assets related to the acquisitions are as follows (in thousands):

	For the nine months ended September 30,
	2022		2021
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$29,606	12	$43,115	12
Trademarks and tradenames	13,228	15	10,147	15
Non-competition agreements	1,566	5	4,530	5
Backlog	—	0	1,578	1.5
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

	Unaudited pro forma for the three months ended September 30,		Unaudited pro forma for the nine months ended September 30,
	2022	2021	2022	2021
Net revenue	$720,502	$564,387	$2,007,475	$1,603,585
Net income	60,983	38,803	154,732	100,564
Basic net income per share	2.14	1.32	5.36	3.43
Diluted net income per share	2.13	1.31	5.33	3.40
Unaudited pro forma net income reflects additional intangible asset amortization expense of approximately $13 thousand and $2.9 million for the three months ended September 30, 2022 and 2021, respectively, and $1.0 million and $10.1 million for the nine months ended September 30, 2022 and 2021, respectively, as well as additional income tax expense of approximately $2 thousand and $1.3 million for the three months ended September 30, 2022 and 2021, respectively, and $9 thousand and $3.7 million for the nine months ended September 30, 2022 and 2021, respectively. Also there was an additional interest expense of $1.1 million and $3.2 million for the three and nine months ended September 30, 2021, respectively, that would have been recorded had the 2022 acquisitions taken place on January 1, 2021 and the 2021 acquisitions taken place on January 1, 2020.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 18 - INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.
Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method was approximately 117 thousand and 169 thousand shares for the three and nine months ended September 30, 2022, respectively and 216 thousand and 260 thousand shares for the three and nine months ended September 30, 2021, respectively. Approximately 4 thousand and 2 thousand shares of potential common stock were not included in the calculation of diluted net income per common share for the nine months ended September 30, 2022 and 2021, because the effect would have been anti-dilutive.
NOTE 19 - SUBSEQUENT EVENTS
We announced on November 3rd, 2022 that our board of directors declared a quarterly dividend, payable on December 31, 2022 to stockholders of record on December 15, 2022, at a rate of 31.5 cents per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in “Item 1. Financial Statements” of this Form 10-Q, as well as our 2021 Form 10-K.
OVERVIEW
We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products, including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving, mirrors and other products throughout the United States. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects in all 48 continental states and the District of Columbia from our national network of over 220 branch locations. 94% of our net revenue comes from the service-based installation of these products across all of our end markets and forms our Installation operating segment and single reportable segment. Additionally, we manufacture and distribute certain building products and materials to installers and distributors involved with various types of construction projects and these two operations form our Manufacturing operating segment and our Distribution operating segment, respectively. We believe our business is well positioned to continue to profitably grow over the long-term due to our strong balance sheet, liquidity and our continuing acquisition strategy. See “Key Factors Affecting Our Operating Results, COVID-19 Impacts” below for a discussion of short-term impacts to our business.
A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, inflation, consumer confidence, employment rates, housing inventory levels, foreclosure rates, the health of the economy and availability of mortgage financing. The strategic acquisitions of multiple companies over the last several years contributed meaningfully to our 41.1% increase in net revenue during the three months ended September 30, 2022 compared to 2021.
2022 Third Quarter Highlights
Net revenue increased 41.1%, or $209.4 million to $719.1 million, while gross profit increased 41.9% to $221.3 million during the three months ended September 30, 2022 compared to 2021. The increase in net revenue and gross profit was primarily driven by selling price increases, higher volume of customer jobs completed, and the contribution of our recent acquisitions. We continue to make pricing adjustments to offset the current macroeconomic inflationary trends as evidenced by the 27.1% increase in our price/mix metric. Sales volume increased by 7.5% on a same branch basis. Gross profit margin grew primarily due to higher selling prices and resulting leverage gained on labor and other costs of sales, partially offset by higher material costs caused by supply chain constraints and higher fuel costs. Inflationary pressures continue to contribute to higher material costs, particularly for spray foam and several complementary installed products, as some products continue to be difficult to source near volume and pricing levels secured in prior periods. Certain net revenue and industry metrics we use to monitor our operations are discussed in the "Key Measures of Performance" section below, and further details regarding results of our various end markets are discussed further in the "Net Revenue, Cost of Sales and Gross Profit" section below.
As of September 30, 2022, we had $203.4 million of cash and cash equivalents, $25.0 million of short-term investments, and we have not drawn on our revolving line of credit, which we amended and extended during the three months ended March 31, 2022, increasing the commitment to $250.0 million from $200.0 million. This strong liquidity position allowed us to return capital to shareholders through purchasing $12.5 million of our Company's stock and declaring a quarterly dividend of $0.315 per share, or $9.0 million in the aggregate, during the three months ended September 30, 2022. Additionally, we received $25.5 million from amending the maturity dates on our three interest rate swaps during the three months ended September 30, 2022.
Key Measures of Performance
We utilize certain net revenue and industry metrics to monitor our operations. At the beginning of 2022, we realigned our operating segments to reflect recent changes in our business as described in Part I, Item 1, "Note 10 - Information on Segments." In conjunction with this realignment, we modified the key metrics we use to monitor company and segment performance. Specifically, we now present total sales growth and same branch growth metrics for our consolidated results, our Installation reportable segment and our Other category consisting of our Distribution and Manufacturing operating segments. In addition, our volume growth and price/mix growth metrics are now only presented for the Installation reportable segment to align with how we monitor our operations. While these changes do not significantly alter the prior period metrics previously disclosed, prior period Manufacturing operating segment growth metrics were reclassified from our Installation segment metrics to the Other category metrics.
The following table shows key measures of performance we utilize to evaluate our results:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Period-over-period Growth
Consolidated Sales Growth	41.1%	21.2%	38.2%	18.4%
Consolidated Same Branch Sales Growth (1)	28.5%	11.2%	26.2%	8.9%

Installation (2)
Sales Growth (3)	33.5%	21.3%	31.9%	18.2%
Same Branch Sales Growth (1)(3)	28.4%	11.2%	26.2%	8.6%
Single-Family Sales Growth (4)	39.2%	24.1%	38.2%	20.1%
Single-Family Same Branch Sales Growth (1)(4)	35.3%	16.0%	32.8%	12.8%
Multi-Family Sales Growth (5)	33.9%	18.2%	29.7%	17.0%
Multi-Family Same Branch Sales Growth (1)(5)	32.9%	10.9%	28.9%	7.0%
Residential Sales Growth (6)	38.4%	23.2%	36.8%	19.6%
Residential Same Branch Sales Growth (1)(6)	34.9%	15.1%	32.1%	11.8%
Commercial Sales Growth (7)	16.0%	17.5%	14.4%	12.1%
Commercial Same Branch Sales Growth (1)(7)	2.8%	(0.2)%	4.4%	(5.0)%

Other (2)
Sales Growth (8)	657.3%	23.0%	567.5%	44.0%
Same Branch Sales Growth (1)(8)	44.3%	23.0%	43.8%	44.0%

Same Branch Sales Growth - Installation (2)(9)
Volume Growth (1)(10)	7.5%	4.7%	7.9%	10.4%
Price/Mix Growth (1)(11)	27.1%	7.4%	22.2%	(0.3)%

U.S. Housing Market (12)
Total Completions Growth	6.5%	(2.1)%	2.3%	5.9%
Single-Family Completions Growth	8.1%	1.5%	5.4%	6.9%
Multi-Family Completions Growth	5.6%	(9.6)%	(5.3)%	4.3%

(1)	Same-branch basis represents period-over-period growth for branch locations owned greater than 12 months as of each financial statement date.
(2)	Prior period disclosures have been recast to conform to the current period segment presentation.
(3)	Calculated based on period-over-period growth of all end markets for our Installation segment.
(4)	Calculated based on period-over-period growth in the single-family subset of the residential new construction end market for our Installation segment.
(5)	Calculated based on period-over-period growth in the multi-family subset of the residential new construction end market for our Installation segment.
(6)	Calculated based on period-over-period growth in the residential new construction end market for our Installation segment.
(7)	Calculated based on period-over-period growth in the total commercial end market for our Installation segment. Our commercial end market consists of heavy and light commercial projects.
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

Net Revenue, Cost of Sales and Gross Profit
The components of gross profit were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2022	Change	2021	2022	Change	2021
Net revenue	$719,114	41.1%	$509,763	$1,983,355	38.2%	$1,434,927
Cost of sales	497,837	40.7%	353,879	1,372,966	37.1%	1,001,730
Gross profit	$221,277	41.9%	$155,884	$610,389	40.9%	$433,197
Gross profit percentage	30.8%		30.6%	30.8%		30.2%
In addition to acquisitions, net revenue increased during the three and nine months ended September 30, 2022 primarily due to increased selling prices and organic growth from our existing branches as evidenced by the volume and price/mix metrics shown in the Key Measures of Performance section above. During the three and nine months ended September 30, 2022, we experienced growth in all of our end markets and we achieved 28.5% and 26.2% year-over-year same branch sales growth, respectively. Installation revenue increased 33.5% and 31.9% for the three and nine months ended September 30, 2022, respectively, driven by strong growth in the residential new construction, repair and remodel, and commercial markets. Our largest end market, the single-family subset of the residential new construction market, grew revenue 39.2% and 38.2%, respectively, over the same periods ended September 30, 2021. The vast majority of the growth in this end market was organic, attributable to price gains and more favorable customer and product mix with the remainder attributable to growth in the number of completed jobs. In our commercial end market, continued challenges associated with the COVID-19 pandemic had an impact, as evidenced by modest increases of 2.8% and 4.4% in same branch sales within this end market during the three and nine months ended September 30, 2022, respectively. See “Key Factors Affecting Our Operating Results, COVID-19 Impacts” below for further information. The remaining overall growth in net revenue for both the three and nine months ended September 30, 2022 is attributable to the recent acquisitions of AMD Distribution and Central Aluminum which form our Distribution operating segment. This operating segment, combined with our Manufacturing operating segment, grew from $6.3 million to $47.7 million for the three months ended September 30, 2022 and from $17.2 million to $114.7 million for the nine months ended September 30, 2022.
As a percentage of net revenue, gross profit improved during the three and nine months ended September 30, 2022 compared to the corresponding prior year periods primarily on the strength of sales growth across all end markets as well as strong price/mix growth. However, ongoing industry wide supply chain issues continue to impact our operating efficiency, driving our material costs higher. In order to meet customer demand during the quarter, we purchased materials from distributors and home centers at a premium to what we typically would purchase directly from manufacturers. During the three and nine months ended September 30, 2022, we estimate these purchases increased materials expense by approximately $1.2 million and $3.6 million, respectively, therefore reducing gross profit by approximately 20 basis points for both periods. While inflation and material supply chain issues are likely to persist throughout the remainder of 2022 and into 2023, we will continue to work with our suppliers to lessen the impact on our margins and with our customers to offset further cost increases through selling price adjustments.
Operating Expenses
Operating expenses were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2022	Change	2021	2022	Change	2021
Selling	$31,651	30.9%	$24,188	$86,214	27.4%	$67,677
Percentage of total net revenue	4.4%		4.7%	4.3%		4.7%
Administrative	$84,345	23.9%	$68,056	$247,519	24.0%	$199,607
Percentage of total net revenue	11.7%		13.4%	12.5%		13.9%
Amortization	$11,370	23.3%	$9,224	$33,728	25.9%	$26,798
Percentage of total net revenue	1.6%		1.8%	1.7%		1.9%
Selling
The dollar increase in selling expenses for the three and nine months ended September 30, 2022 was primarily driven by an increase in selling wages and commissions to support our increased net revenue of 41.1%. Selling expense as a percentage of sales decreased for the three and nine months ended September 30, 2022 compared to 2021 primarily due to increased leverage on selling wages from increased sales.

Administrative
The dollar increase in administrative expenses for the three and nine months ended September 30, 2022 was primarily due to an increase in wages and benefits, insurance and facility costs from acquisitions and to support organic growth. Administrative expenses decreased as a percentage of sales for the three and nine months ended September 30, 2022 compared to 2021 primarily due to the leverage gained on administrative employee expenses and facility costs from increased sales.
Amortization
The increase in amortization expense for the three and nine months ended September 30, 2022 was attributable to the increase in finite-lived intangible assets recorded as a result of acquisitions.
Other Expense, Net
Other expense, net was as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2022	Change	2021	2022	Change	2021
Interest expense, net	$10,668	38.8%	$7,687	$31,669	39.0%	$22,781
Other expense (income)	185	138.3%	(483)	698	241.3%	(494)
Total other expense, net	$10,853		$7,204	$32,367		$22,287
The increase in interest expense, net during the three and nine months ended September 30, 2022 compared to 2021 was primarily due to the increase in debt levels. See Note 7, Long-Term Debt, for more information.
Income Tax Provision
Income tax provision and effective tax rates were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Income tax provision	$22,080	$12,320	$55,857	$27,432
Effective tax rate	26.6%	26.1%	26.5%	23.5%
During the three and nine months ended September 30, 2022, our effective tax rates were 26.6% and 26.5%, respectively. The rates for both periods were favorably impacted by recognition of a windfall tax benefit from equity vesting. Each rate for the three and nine months ended September 30, 2021 was also favorably impacted by recognition of a windfall tax benefit due to equity vesting.
Other Comprehensive Income (Loss), Net of Tax
Other comprehensive income (loss), net of tax was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net change on cash flow hedges, net of taxes	$14,379	$1,292	$42,640	$7,762
During the three months ended September 30, 2022, we amended the maturity dates for our three existing interest rate swaps. These swaps had unrealized gains of $51.2 million at the amendment date of July 8, 2022. These unrealized gains will be amortized as a decrease to interest expense, net through the original maturity date of April 2030. See Note 11, Derivatives and Hedging Activities, for more information.
During the three and nine months ended September 30, 2022, we recorded unrealized gains of $13.5 million and $40.6 million, net of taxes, respectively, on our cash flow hedges due to the market's expectations for higher interest rates in the future relative to our three existing interest rate swaps and our two forward interest rate swaps. We also amortized $1.1 million and $2.8 million of our remaining unrealized gains and losses, net, on our terminated cash flow hedges to interest expense during the three and nine months ended September 30, 2022, respectively, not including the offsetting tax effects of $(0.3) million and $(0.7) million, respectively.

During the three months ended September 30, 2021, we recorded an unrealized gain of $0.7 million, net of tax, and amortized $0.8 million of our remaining unrealized loss on our terminated cash flow hedges, not including the offsetting tax effect of $(0.2) million. During the nine months ended September 30, 2021, we recorded an unrealized gain of $6.0 million, net of tax, and amortized $2.4 million of our remaining unrealized loss on our terminated cash flow hedges, not including the offsetting tax effect of $(0.6) million.
KEY FACTORS AFFECTING OUR OPERATING RESULTS
Inflation and Interest Rates
The fast recovery in residential housing demand helped offset prolonged impacts of the pandemic already experienced. However, the strong demand for residential housing has caused inflationary pressure on materials. Inflation has also affected the economy as a whole as consumer price inflation has reached 40-year highs, negatively impacting consumer sentiment and increasing market uncertainty. The Federal Reserve aims to moderate and stabilize inflation as it has raised the federal funds rate multiple times in 2022 and has signaled plans to continue raising this rate throughout 2022 and into 2023. This caused the average mortgage rate in the United States to almost double since the end of 2021. Rising interest rates began to curtail housing demand in the second and third quarters of 2022, reducing mortgage financing affordability. While we believe the demand for our installation services remains high due to the large residential construction backlog of both units under construction and units not started, we are closely watching our residential markets for signs of a slowdown in demand that could result from these risks.
Cost and Availability of Materials
We typically purchase the materials that we install directly from manufacturers, and the products we sell are either purchased from manufacturers or other suppliers or are manufactured by us. Since the beginning of the COVID-19 pandemic, the industry supply of many of the materials we install has been disrupted. The higher demand for materials coupled with supply chain issues including raw material shortages, supplier labor shortages, bottlenecks and shipping constraints has forced us to buy some materials at higher prices through distributors and local retailers to meet customer demand, therefore reducing gross profit. The pandemic has also resulted in the need for some of our manufacturers to allocate materials across the industry which has affected the pricing and availability of those materials. We expect the supply chain disruptions affecting most of the materials used throughout our installation work to continue throughout 2022 and into 2023. We will continue to prioritize the effective management of our supply chain by our purchasing, logistics and warehousing teams.
In addition, we experience price increases from our suppliers from time to time, including multiple increases over the last few years caused by supply shortages and general economic inflationary pressures. During the three and nine months ended September 30, 2022, we saw increased pricing for certain insulation materials as well as many of the other products we install and expect manufacturers to seek additional price increases during the year. The increase in demand, inflationary pressures, product shortages and other supply constraints caused these material price increases to be larger and more frequent than in a normal business cycle. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations throughout the remainder of 2022, to the extent that price increases cannot be passed on to our customers. We will continue to work with our customers to adjust selling prices to offset higher costs as they occur. See “COVID-19 Impacts” below for a discussion of the short-term impacts of the current economic climate on the availability of the materials we install.
Cost of Labor
Our business is labor intensive and the majority of our employees work as installers on local construction sites. We expect to spend more to hire, train and retain installers to support our growing business in 2022, as tight labor availability continues within the construction industry. We offer a comprehensive benefits package, which many of our local competitors are not able to provide, which will increase costs as we hire additional personnel. Our workers’ compensation costs may continue to rise as we increase our coverage for additional personnel. We obtained leverage on our labor costs in the three and nine months ended September 30, 2022 compared to 2021 due to increased selling prices per job, however, inflation and market competition could increase these costs in the near-term.
We experienced strong employee retention, turnover and labor efficiency rates in the three and nine months ended September 30, 2022. We believe this is partially a result of various programs meant to benefit our employees, including our financial wellness plan, longevity stock compensation plan for employees and assistance from the Installed Building Products Foundation meant to benefit our employees, their families and their communities. While improved retention drives lower costs to recruit and train new employees, resulting in greater installer productivity, these improvements are somewhat offset by the additional costs of these incentives.
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
LIQUIDITY AND CAPITAL RESOURCES
Our capital resources primarily consist of cash from operations and borrowings under our various debt agreements and capital equipment leases and loans. As of September 30, 2022, we had cash and cash equivalents of $203.4 million, short-term investments of $25.0 million, as well as access to $250.0 million under our asset-based lending credit facility (as defined below), less $52.4 million of outstanding letters of credit, resulting in total liquidity of $426.0 million. This total liquidity was reduced by $4.3 million within our cash and cash equivalents due to a deposit into a trust to serve as additional collateral for our workers' compensation, general liability and auto policies. This amount can be converted to a letter of credit at our discretion and would reduce the availability of our asset-based lending facility (as defined below). Liquidity may also be limited in the future by certain cash collateral limitations under our asset-based credit facility (as defined below), depending on the status of our borrowing base availability.
We experienced unprecedented increases in pricing for certain insulation materials in 2021 and the first three quarters of 2022 and expect manufacturers to seek additional price increases in the remainder of 2022 and into 2023. Increased market pricing on the materials we purchase has and could continue to impact our results of operations in 2022 due to the higher prices we must pay for materials. See Part I, Item 1A, Risk Factors on the 2021 Form 10-K, for information on the potential and currently known impacts on our business and liquidity from the COVID-19 pandemic.
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
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our business needs, commitments and contractual obligations for at least the next 12 months as evidenced by our net positive cash flows from operations for the three and nine months ended September 30, 2022 and 2021. We believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions, but we cannot guarantee that such financing will be available on favorable terms, or at all. In the short-term, we expect the seasonal trends we typically experience to vary from historical patterns, with the last quarter of 2022 and first half of 2023 experiencing stronger volumes than the second half of 2023 due to the large industry backlog of projects either in process or authorized but not started. This could affect the timing of cash collections and payments during the fourth quarter of 2022 and each quarter of 2023.
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
We carefully manage our working capital and operating expenses. As of September 30, 2022 and December 31, 2021, our working capital, including cash and cash equivalents and investments, was $539.5 million and $551.7 million. Accounts receivable increased $102.9 million resulting from our increased net revenue, and inventories increased by $39.1 million due to material price inflation, increased selling activity and acquisitions. These increases were partially offset by an increase of $23.4 million in accounts payable primarily due to material price inflation and increased sales volume. We continue to look for opportunities to reduce our working capital as a percentage of net revenue.
The following table summarizes our cash flow activity (in thousands):

	Nine months ended September 30,
	2022	2021
Net cash provided by operating activities	$198,667	$116,478
Net cash used in investing activities	(139,935)	(121,609)
Net cash used in financing activities	(188,815)	(34,954)
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

Net cash provided by operating activities increased from 2021 to 2022 primarily due to the increases in net income, a $25.5 million cash receipt for amending our interest rate swaps and various noncash adjustments, offset by certain increases in working capital requirements aimed at reducing material shortages in a supply constrained environment.
Cash Flows from Investing Activities
Sources of cash from investing activities consist primarily of proceeds from the sales of property and equipment and, periodically, maturities from short term investments. Cash used in investing activities consists primarily of purchases of property and equipment, payments for acquisitions and, periodically, purchases of short term investments.
Net cash used by investing activities increased from 2021 to 2022 primarily due to the purchase of short-term investments during the nine months ended September 30, 2022, partially offset by the maturities of some of these purchased short-term investments and less spent on acquisitions so far in 2022. See Note 5, Investments and Cash and Cash Equivalents, for more information on our investments.
Cash Flows from Financing Activities
Our sources of cash from financing activities consists of proceeds from the issuances of vehicle and equipment notes payable and, periodically, other sources of debt financing. Cash used in financing activities consists primarily of debt repayments, acquisition-related obligations, dividends and stock repurchases.
Net cash used by financing activities increased from 2021 to 2022 primarily due to the repurchase of common stock under our stock repurchase plan during the nine months ended September 30, 2022. Our net cash used by financing activities also increased during the nine months ended September 30, 2022 due to the payment of our first annual dividend of $0.90 per share which was in addition to regular quarterly dividend payments. See Note 12, Stockholders' Equity, for more information on the repurchase of common stock and the payment of dividends.
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
Credit Facilities
In December 2021, we amended and restated our $500 million, seven-year term loan facility due December 2028 (the “Term Loan”) under our credit agreement (the “Term Loan Agreement”), dated as of December 14, 2021 with Royal Bank of Canada as the administrative agent and collateral agent thereunder. The amended Term Loan amortizes in quarterly principal payments of $1.25 million starting on March 31, 2022, with any remaining unpaid balances due on the maturity date of December 14, 2028. The Term Loan bears interest at either the base rate (which approximates the prime rate) or the Eurodollar rate, plus a margin of (A) 1.25% in the case of base rate loans or (B) 2.25% in the case of Eurodollar rate loans. Proceeds from the Term Loan were used to refinance and repay in full all amounts outstanding under our previous term loan agreement. We intend to use the remaining funds to pay for certain fees and expenses associated with the closing of the Term Loan and for general corporate purposes, including acquisitions and other growth initiatives. As of September 30, 2022, we had $490.2 million, net of unamortized debt issuance costs, due on our Term Loan.

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
In February 2022, we amended and extended the term of our asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement increased the commitment under the asset-based lending credit facility (the “ABL Revolver”) to $250.0 million from $200.0 million, and permits us to further increase the commitment amount up to $300.0 million. The amendment also extends the maturity date from September 26, 2024 to February 17, 2027. The ABL Revolver bears interest at either the base rate or the Secured Overnight Financing Rate ("Term SOFR"), at our election, plus a margin of 0.25% or 0.50% in the case of base rate loans or 1.25% or 1.50% for Term SOFR advances (in each case based on a measure of availability under the ABL Credit Agreement). The amendment also allows for modification of specified fees dependent upon achieving certain sustainability targets, in addition to making other modifications to the ABL Credit Agreement. In connection with the Term Loan Agreement, we entered into a Third Amendment (the “Third Amendment”) to the ABL/Term Loan Intercreditor Agreement with Bank of America, N.A., as ABL Agent for the lenders under the ABL Credit Agreement, and Royal Bank of Canada as collateral agent under the Term Loan Agreement. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of September 30, 2022 was $197.6 million.
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
The ABL Credit Agreement contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of 1.0x in the event that we do not meet a minimum measure of availability under the ABL Revolver. The ABL Credit Agreement and the Term Loan Agreement contain restrictive covenants that, among other things, limit the ability of the Company and certain of our subsidiaries (subject to certain exceptions) to: (i) incur additional debt and issue preferred stock; (ii) pay dividends on, redeem or repurchase stock in an aggregate amount exceeding the greater of 2.0% of market capitalization per fiscal year or certain applicable restricted payment basket amounts; (iii) prepay subordinated debt; (iv) create liens; (v) make specified types of investments; (vi) apply net proceeds from certain asset sales; (vii) engage in transactions with affiliates; (viii) merge, consolidate or sell substantially all of our assets; and (ix) pay dividends and make other distributions from subsidiaries. At September 30, 2022, we were in compliance with all applicable covenants under the Term Loan Agreement, ABL Credit Agreement and the Senior Notes.
Derivative Instruments
As of September 30, 2022, we had three active interest rate swaps and two forward interest rate swaps. On July 8, 2022, we amended the maturity dates of our three active interest rate swaps. Prior to the amendment, we held one interest rate swap with a $200.0 million notional, a fixed rate of 0.51% and a maturity date of April 15, 2030. We also had two interest rate swaps, each with a $100.0 million notional, a fixed rate of 1.37% and a maturity date of December 15, 2028. As amended, each of these three swaps have a maturity day of December 31, 2025 with the other terms unchanged. We also entered into two new forward interest rate derivatives in July 2022. One forward interest rate swap has an effective date of December 31, 2025, a beginning notional of $300.0 million and a fixed rate of 3.09%. The other new forward interest rate swap also has an effective date of December 31, 2025, a beginning notional of $100.0 million and a fixed rate of 2.98%. For further information about our interest rate swaps, see Note 11, Derivatives and Hedging Activities. The assets and liabilities associated with the interest rate swaps are included in other non-current assets and other current liabilities on the Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.

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
Total outstanding loan balances relating to our master loan and equipment agreements were $69.4 million as of September 30, 2022 and $69.2 million as of December 31, 2021, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.
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
The following table summarizes our outstanding bonds, letters of credit and cash-collateral (in thousands):

As of September 30, 2022
Performance bonds	$77,971
Insurance letters of credit and cash collateral	58,514
Permit and license bonds	9,420
Total bonds and letters of credit	$145,905
We have $4.3 million deposited into a trust as of September 30, 2022 to serve as additional collateral for our workers’ compensation, general liability and auto policies. This collateral is included in the table above and can be converted to a letter of credit at our discretion and is therefore not considered to be restricted cash.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported using different assumptions or under different conditions. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2022 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2021 Form 10-K.
Recent Accounting Pronouncements
For a description of recently issued and/or adopted accounting pronouncements, see Note 2, Significant Accounting Policies, to our audited consolidated financial statements included in the 2021 10-K.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market and the commercial market, economic and industry conditions, our financial and business model, payments of dividends, the impact of COVID-19 on our business and end markets, the demand for our services and product offerings, trends in the commercial business, expansion of our national footprint and end markets, diversification of our products, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability, our efforts to navigate the material pricing environment, our ability to increase selling prices, our material and labor costs, supply chain and material constraints, the impact of COVID-19 on our financial results and expectations for demand for our services and our earnings in 2022. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, the duration, effect and severity of the COVID-19 crisis; the adverse impact of the COVID-19 crisis on our business and financial results, our supply chain, the economy and the markets we serve; general economic and industry conditions; increases in mortgage interest rates and rising home prices; inflation and interest rates; the material price and supply environment; the timing of increases in our selling prices; the risk that the Company may reduce, suspend or eliminate dividend payments in the future; and the factors discussed in the “Risk Factors” section of our 2021 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, as the same may be updated from time to time in our subsequent filings with the SEC. In addition, any future declaration of dividends will be subject to the final determination of our Board of Directors. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of September 30, 2022, we had $496.3 million outstanding on our Term Loan, gross of unamortized debt issuance costs, no outstanding borrowings on our ABL Revolver and no outstanding borrowings under finance leases subject to variable interest rates. As of September 30, 2022, we had three active and two forward interest rate swaps which, when combined, serve to hedge $400.0 million of the variable cash flows on our Term Loan until its maturity unless extended. As a result, total variable rate debt of $96.3 million was exposed to market risks as of September 30, 2022. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $1.0 million. Our Senior Notes accrue interest at a fixed rate of 5.75%.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that some of the employees at our corporate office are working remotely at times due to the COVID-19 pandemic.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 1. Financial Statements, Note 16, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.
Item 1A. Risk Factors
As of the date of this report, there have been no material changes from the risk factors disclosed in our 2021 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows the stock repurchase activity, including shares surrendered by employees in connection with the vesting of restricted stock awards, for the three months ended September 30, 2022:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
July 1 - July 30, 2022	—	$—	—	$—
August 1 - August 31, 2022 (1)	51	98.94	—	—
September 1 - September 30, 2022	141,932	88.27	141,932	187.5	million
	141,983	$88.27	141,932	$187.5	million
(1)Represents shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 177 shares of restricted stock awarded under our 2014 Omnibus Incentive Plan.
(2)On February 24, 2022 our board of directors authorized an extension of our previous stock repurchase program through March 1, 2023 and concurrently authorized an increase in total amount of our outstanding common stock we can purchase under the extended program up to $200.0 million. On August 4, 2022 our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $200.0 million of our outstanding common stock through August 10, 2023. This new program replaced the previous program. We repurchased $12.5 million and $112.2 million of common stock under our stock repurchase programs during the three and nine months ended September 30, 2022, respectively. For further information about our stock repurchase program, see Note 12, Stockholder's Equity.
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

101**
The following financial statements from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Submitted electronically with the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2022

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer