Form 10-K
period 2022-12-31
Installed Building Products, Inc.
filed 2023-02-22
CIK 1580905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2022 was $1,955,334,261.
On February 15, 2023, the registrant had 28,306,393 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

i

Information Regarding Forward-Looking Statements and Risk Factors Summary
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market and the commercial market, industry and economic conditions, our financial and business model, payment of dividends, the potential impact of the ongoing COVID-19 pandemic, our efforts to navigate the material pricing environment, our ability to increase selling prices, supply chain and material constraints, our material and labor costs, demand for our services and product offerings, expansion of our national footprint and diversification, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability and expectations for demand for our services and our earnings in 2023. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, the adverse impact of the ongoing COVID-19 pandemic; general economic and industry conditions; increases in mortgage interest rates and rising home prices; inflation and interest rates; the material price and supply environment; the timing of increases in our selling prices; as well as the factors discussed in the “Risk Factors” section of this Form 10-K, as the same may be updated from time to time in our subsequent filings with the Securities and Exchange Commission ("SEC"). Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.
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
•a major pandemic or other public health issue and its effect on our business;
•our exposure to severe weather conditions;
•disruptions in our information technology systems, including cybersecurity incidents;
•inability to continue to successfully expand into new products or geographic markets;
•inability to successfully acquire and integrate other businesses;
•inability to successfully expand into the commercial construction market or other lines of business, including our distribution businesses;
•our exposure to claims arising from our operations;
•changes in employment and/or immigration laws or failure to properly verify the employment eligibility of our employees;
•our exposure to product liability, workmanship warranty, casualty, construction defect and other claims and legal proceedings;
•changes in, or failure to comply with, federal, state, local and other laws, regulations or rules;
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
ii

PART I
Item 1.    Business
OUR COMPANY
Installed Building Products, Inc. (“IBP”) and its wholly-owned subsidiaries (collectively referred to as the “Company” and “we,” “us” and “our”) primarily install insulation for residential and commercial builders located in the continental United States. We are also a diversified installer of complementary building products including waterproofing, fire-stopping, fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving and mirrors and other products. We offer our portfolio of services from our national network of over 230 branch locations serving all 48 continental states and the District of Columbia. In addition, two recently-acquired regional distribution operations serve the Midwest, Mountain West, Northeast and Mid-Atlantic regions of the United States, and we operate a cellulose manufacturing facility.
IBP was formed as a Delaware corporation on October 28, 2011, however our business began in 1977 with one location in Columbus, Ohio. In the late 1990s, we began our acquisition strategy with the goal of creating a national platform and have grown to become one of the nation's largest installers of insulation in the residential new construction market. Since 1999, we have successfully completed and integrated over 180 acquisitions, which has allowed us to generate significant scale and to diversify our product offerings while expanding into some of the most attractive new construction markets in the United States. For a further discussion of our industry and trends affecting our industry, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition, "Key Factors Affecting our Operating Results" of this Form 10-K.
OUR OPERATIONS
Segment Overview
In early 2022, we realigned our operating segments to reflect recent changes in our business. All prior period amounts related to the segment changes have been retrospectively recast throughout this Annual Report on Form 10-K to conform to the new presentation. We have three operating segments consisting of our Installation, Distribution and Manufacturing operations. The Installation operating segment represents the majority of our net revenue and gross profit and forms our one reportable segment. See Note 11, Information on Segments, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K for further information.
Installation Operating Segment
Overview
Substantially all of our Installation segment sales are derived from the service-based installation of various products in the residential new construction, repair and remodel and commercial construction end markets from our national network of branch locations. We estimate we have the number one or two market position for new single-family insulation installation in more than half of the markets in which we operate based on permits issued in those markets. We are committed to delivering quality installation with a commitment to safety, corporate social responsibility and total customer satisfaction.
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
Insulation
We are a provider of energy efficiency solutions to our customers through our primary line of business of installing insulation. Insulation installation comprised approximately 61% of our net revenue of $2.7 billion, $2.0 billion and $1.7 billion for the years ended December 31, 2022, 2021 and 2020, respectively. We handle every stage of the installation process, including material procurement, project scheduling and logistics, multi-phase professional installation, quality inspection, waste management and recycling.
Insulation Materials
We offer a wide range of insulation materials consisting of:
•Fiberglass and Cellulose Insulation – Fiberglass insulation is made of fibrous glass that is held together by a thermoset resin creating insulating air pockets. It is typically comprised of an average of 50% recycled material, with some products containing up to 80% recycled material. It is primarily available in two forms: batts (also referred to as blankets) and loosefill (also referred to as blown in). Fiberglass is the most widely used residential insulation material in the United States. Cellulose insulation is made primarily of waste paper and cardboard and has a composition of at least 75% recycled content. Cellulose is only available in loosefill form and is blown into the structure with specialized equipment. Fiberglass and cellulose insulation accounted for approximately 83% of our insulation sales for the year ended December 31, 2022.
•Spray Foam Insulation – Spray foam insulation, which is generally a polyurethane foam, is applied at a job site by mixing two chemical components together in specialized application equipment. While typically having the highest insulating value per inch and sealing effectiveness of all insulation materials that we offer, spray foam is also typically the most expensive on an installed basis. Spray foam insulation accounted for approximately 17% of our insulation sales for the year ended December 31, 2022.
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
Waterproofing
Some of our locations install waterproofing, caulking and moisture protection systems for commercial and industrial construction projects. We offer a variety of waterproofing options, including, but not limited to, sheet and hot applied waterproofing membranes, deck coating systems, bentonite systems and air & vapor systems. The installation and service of waterproofing comprised approximately 5% of our net revenue for the year ended December 31, 2022.
Shower Doors, Closet Shelving and Mirrors
Some of our locations install a variety of shower enclosures, ranging from basic sliding door designs to complex custom designs. We have the ability to meet our customers’ diverse needs by customizing shower enclosures by size and style according to their specifications, including framing, hardware and glass options. We design and install closet shelving systems in select markets utilizing some of the highest quality products available from national brands. We also offer standard and custom designed mirrors for our customers. Shower doors, closet shelving and mirror installations comprised approximately 7% of our net revenue for the year ended December 31, 2022.
Garage Doors
Some of our locations install and service garage doors and openers for new residential construction builders, homeowners and commercial customers. We offer a variety of options from some of the best-known garage door brands. We offer steel, aluminum, wood and vinyl garage doors as well as opener systems. Unlike the other products we install, the garage door business has an ongoing aftermarket service component, which represented approximately one-quarter of the net revenue resulting from garage doors for the year ended December 31, 2022. The installation and service of garage doors comprised approximately 6% of our net revenue for the year ended December 31, 2022.
Rain Gutters
Some of our locations install a wide range of rain gutters, which direct water from a home’s roof away from the structure and foundation. Rain gutters are typically constructed from aluminum or copper and are available in a wide variety of colors, shapes and widths. They are generally assembled on the job site using specialized equipment. The installation of rain gutters comprised approximately 4% of our net revenue for the year ended December 31, 2022.
Fire-stopping and Fireproofing
Some of our locations install fire-stopping systems, including fire-rated joint assemblies, perimeter fire containment, and smoke and fire containment systems. Fire-stopping is a passive fire protection approach that relies on compartmentalization of various building components, including fire-rated walls, joints, and floors. The installation of these products collectively comprised approximately 2% of our net revenue for the year ended December 31, 2022.
Window Blinds
Some of our locations install different types of window blinds, including cordless blinds, shades and shutters. The installation of window blinds comprised approximately 2% of our net revenue for the year ended December 31, 2022.
Other Building Products
Some of our locations install other complementary building products, none of which is an individually significant percentage of net revenue. Installation of other building products comprised approximately 7% of our net revenue for the year ended December 31, 2022.
Distribution Operating Segment
We recently acquired two businesses to create a new distribution platform. AMD Distribution, Inc. ("AMD") is headquartered in Spring Valley, Minnesota and has eight locations which includes distribution centers and bonded warehouses. These locations service several states throughout the Midwest and Mountain West. AMD distributes products and materials purchased wholesale from manufacturers such as spray foam insulation, metal building insulation, residential insulation, and mechanical and fabricated Styrofoam insulation. AMD sells to a diverse group of independent contractors of various sizes working on projects in the residential, commercial and agricultural markets. AMD is also a distributor of accessories and equipment used throughout the insulation installation process.
Central Aluminum Supply Corporation and Central Aluminum Supply of North Jersey, LLC (“CAS”) is a distributor of gutter supplies and accessories headquartered in Trenton, New Jersey. CAS has three locations which primarily sell to high-volume gutter installers and independent contractors in residential, multi-family and commercial markets. The products are primarily used in existing or retrofit construction projects across the Northeast and Mid-Atlantic regions. CAS purchases the majority of its finished painted aluminum from one supplier and is subject to the commodity pricing of aluminum metal.
Our Distribution segment comprised approximately 5% of our net revenue for the year ended December 31, 2022.

Manufacturing Operating Segment
Our small manufacturing operation, Advanced Fiber Technology ("AFT"), operates in Bucyrus, Ohio producing cellulose insulation and specialty industrial fibers. Prior to 2022, this segment was previously combined with our Installation operating segment. AFT's primary product, cellulose insulation, is made of primarily wastepaper and helps reduce greenhouse emissions by reducing the wastepaper decomposing in landfills which releases methane and carbon dioxide gases. AFT sells its products to a wide range of customers including distributors, retailers and insulation contractors.
This segment comprised approximately 1% of our net revenue for the year ended December 31, 2022.
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
Experienced sales and service professionals are important to our customer growth and increasing our profitability. Retaining and motivating local employees has been an important component of our acquisition and operating strategies. As of December 31, 2022, we employed approximately 700 sales professionals and our sales force has spent an average of approximately ten years with our operations. The local sales staff, which is generally led by the branch manager, is responsible for maintaining relationships with our customers. These local teams work diligently to increase sales by supporting our existing customers with excellent service and value while also pursuing new customers with competitive offerings. In addition to the efforts of our sales staff, we market our product and service offerings on the internet, in the local yellow pages, on the radio and through advertisements in trade journals. We primarily conduct our marketing using local trademarks and trade names.
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
Diversified product lines, end markets and geographies. Diversifying our product line offerings provides us opportunity to increase sales to end customers and leverage our branch costs to improve profitability. We continue to generate revenue synergies by taking advantage of cross-selling opportunities with our existing customers in markets where we install multiple products. We have successfully diversified our product offering from the year ended December 31, 2013, when insulation installation comprised approximately 74% of revenues, to the year ended December 31, 2022, when it comprised 61% of revenues. We service the residential new construction and repair and remodel markets, both of which consist of single-family and multi-family dwellings, as well as the commercial construction market. The multi-family subset of the residential end market can offset decreasing single-family demand during economic downturns. We have diversified our end customer demographic from the year ended December 31, 2013, when revenue from the commercial end market comprised approximately 11% of revenues, to the year ended December 31, 2022 when it comprised 14% of revenues. Our exposure to commercial end markets diversifies our customer base and makes our business less dependent on residential new construction. Commercial construction is also driven by longer term projects which tends to provide greater revenue visibility. In periods of declining insulation installation volumes, our sales force is able to leverage our diversity of products and reduce the impact of lost insulation sales by growing sales of complementary building products, further enhancing our ability to perform. Distribution sales can also help offset decreasing sales in our installation segment. Our national geographic footprint provides us a balanced business not concentrated in any single region.
Engaged employees. We offer competitive benefits to our employees to ensure an engaged workforce. In addition to offering certain benefits to most employees, including medical insurance, 401k and paid time off, we also offer longevity stock awards, financial wellness training and savings matching in order to recruit and retain employees. Our retention efforts have reduced our employee turnover to a level below industry averages. Opportunity for professional growth, training and advancement are strongly encouraged. We focus on the well-being of our employees through our Positive Production Program. This micro-video program is designed to help employees thrive in all aspects of life through learning and practicing research-backed physical, intellectual and emotional skills. Engaged, long-tenured employees benefit our business by being highly skilled and efficient, which drives profitability and encourages repeat business and customer loyalty. Higher employee retention also benefits our business through lower recruitment and training expense. We also consider safety and risk management to be a core business objective. Significant staffing, funding and other resources are allocated to our management systems that enhance safety and quality for our employees and our customers. Our branch managers are held accountable for the safety of employees and quality of workmanship at their locations. We provide our employees with ongoing training and development programs necessary to improve safety performance and work quality. Our regional managers, local branch managers and sales force have significant experience in the industry and have spent an average of more than 11 years with our operations. We also created the Installed Building Products Foundation in 2019 as a separate, not-for-profit organization to help support our employees for their education, financial and philanthropic needs. Our foundation also administers our employee financial assistance program to support our employees who experience financial hardship resulting from an unexpected emergency or disaster.
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
Broad and stable customer base. We benefit from a diverse customer base that includes production and custom homebuilders, multi-family, commercial and agricultural construction firms, homeowners and residential repair and remodeling contractors. We continue to enhance our long-standing relationships with some of the largest builders in the country. While we serve many national and regional builders across multiple markets, we compete for business at the local level. Given our emphasis on quality service, customer turnover is extremely low.
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
Highly experienced and incentivized management team. Our senior management team (Chief Executive Officer, Chief Financial Officer and Chief Operating Officer) have been directing our strategy for over two decades. This team has led us through multiple housing industry cycles, providing valuable continuity and a demonstrated ability to improve operations and grow our business both organically and through acquisitions.
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
Given the current economic uncertainty and inflationary environment, we can provide no assurance that the positive trends reflected in our recent financial and operating results will continue in 2023.
TRENDS IN THE MARKETPLACE
Our business relies on various market factors, one of which is residential housing demand. Following the late 2000s recession in the U.S. economy, housing starts dropped well below historical averages. Rates returned to early 2000s levels in 2021 and 2022 as each year had 1.6 million non-seasonally adjusted starts. However, housing starts peaked in the first half of 2022 and overall fell by 3% in 2022 as compared to 2021. Starts are forecasted to fall to 1.3 million starts in 2023 according to Wolters Kluwer’s Blue Chip Economic Indicators January 2023 forecast which would be the fewest starts since 2018. High inflation, economic uncertainty and rising interest rates are the primary drivers behind the overall decrease in demand for new single-family homes forecasted in 2023.
While we anticipate the decline in housing starts will impact our business negatively in 2023, we expect to benefit from our growing multi-family business in 2023 thanks to an extended backlog in this end market as well as housing shortages in some of the markets that we service. Commercial demand saw the least amount of growth of the end markets we serve in 2022 due to continued impacts from the COVID-19 pandemic ("COVID-19"). Construction cycle times continue to be lengthened due to supply chain delays and disruptions, and the commercial sector is predicted to see a 3% decline in starts in 2023 over 2022, according to Dodge Data & Analytics.
Inflation can adversely affect us by increasing the costs of materials, labor and interest rates which, in turn, can have a negative impact on housing affordability, impacting consumer sentiment and increasing market uncertainty. Per the Bureau of Labor Statistics, inflation in the United States averaged 8.0% in 2022 as measured by the consumer price index. While this average rate is the highest annual rate since 1981, inflation rates showed signs of moderating in late 2022. The fast recovery in residential housing from the pandemic caused a strong demand surge in building materials that was unanticipated. When combined with the general inflationary environment, materials we buy and sell saw multiple increases in the last few years. However, we were able to mitigate most of these increases through selling price increase to our customers as evidenced by our increased gross margin. The increase in demand also caused significant shortages of many of the materials we install and sell. We expect pressures on material suppliers experienced in the last few years to alleviate in 2023 as home sales slow, allowing production cycle times to revert back to historic norms.
The Federal Reserve aims to moderate and stabilize inflation as it has raised the federal funds rate multiple times in 2022 and has signaled plans to continue raising this rate throughout 2022 and into 2023. This caused the average mortgage rate in the United States to more than double since the end of 2021. Rising interest rates began to curtail housing demand in the second half 2022, reducing mortgage financing affordability. While we believe the demand for our installation services remains high due to the extended single family and multi-family construction industry backlog of both units under construction and units not started, we are seeing signs of a slowdown in homebuilding demand resulting from these risks as we head into 2023.
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
We track all incidents that occur on our job sites that could result in injury, including minor incidents that may not require first aid or medical treatment. We use this incident information to continually refine and develop our safety training programs for new hires and the continual training and safety knowledge throughout employment at IBP. We believe these programs are having a benefit on the safety and physical well-being of our employees. Total hours worked increased 10% from 2021 to 2022, while OSHA-defined incidents decreased by 15% during the same period, resulting in a decline in incident rate per hours worked of 22%. We also reported a 27% decrease in severe incidents from 2021 to 2022 as we had only 8 severe incidents in 2022. We had zero fatalities in 2020, 2021 and 2022, and are continually finding ways to improve our practices throughout the organization in order to improve the health and safety of our workforce.
CUSTOMERS
We serve a broad group of national, regional and local homebuilders, multi-family and commercial construction firms, individual homeowners and repair and remodeling contractors. Our top ten customers, which are primarily a combination of national and regional builders, accounted for approximately 16% of net revenue for the year ended December 31, 2022. We install a variety of products in multiple markets for our largest customers, further diversifying our relationship with them. For example, our largest customer is independently serviced by 78 different IBP branches nationwide despite representing approximately 5% of net revenue for the year ended December 31, 2022. While our largest customers are homebuilders, our customer base is also diverse. We work on a range of commercial projects including office buildings, airports, sports complexes, museums, hospitals, hotels and educational facilities. Of our top 20 customers, 19 represent homebuilders and one represents a commercial customer. We have long-term relationships with many of our customers and have served each of our top ten customers at least a decade.

BACKLOG
For contracts that are not complete at the reporting date, we recognize revenue over time utilizing a cost-to-cost input method. When this method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. The costs of earned revenue include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Backlog represents the transaction price for contracts for which work has not been performed and excludes unexercised contract options and potential modifications. Backlog is not a guarantee of future revenues as contractual commitments may change. There can be no assurance that backlog will result in revenues within the expected timeframe, if at all. We estimate backlog was $162.3 million as of December 31, 2022 and we estimated it to be $143.2 million as of December 31, 2021.
SUPPLIERS
We have long-term relationships with many of our suppliers, and we purchase from manufacturers whenever possible to streamline the typical supply chain. As one of the largest purchasers of insulation in the United States, we believe that we maintain particularly strong relationships with the largest manufacturers of the products we use in our business. The proximity of certain of our branch locations to insulation manufacturers’ facilities provides additional mutual benefits, including opportunities for cost savings and joint planning regarding future production. Due to the limited number of large fiberglass insulation manufacturers, our three largest suppliers in the aggregate accounted for approximately 33% of all material purchases for the year ended December 31, 2022. We also believe that we maintain good relationships with suppliers of the non-insulation products we install. We have found that using multiple suppliers ensures a stable source of materials and favorable purchasing terms as suppliers compete to gain and maintain our business. In addition, our national purchasing volumes provide leverage with suppliers as we pursue additional purchasing synergies. In recent years, the industry experienced manufacturer supply constraints for some of the materials we purchase due to an unanticipated increase in demand as well as global supply chain bottlenecks caused by manufacturing curtailments due to COVID-19. We continue to face these challenges however we anticipate these impacts to lessen in 2023. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Key Factors Affecting our Operating Results" of this Form 10-K for more information.
SEASONALITY
We typically have higher sales during the second half of the year as our homebuilder customers complete construction of homes placed under contract for sale in the traditionally stronger spring selling season. In addition, some of our larger branches operate in states impacted by winter weather and, as such, experience a slowdown in construction activity during the first quarter of the calendar year. This winter slowdown contributes to traditionally lower sales and profitability in our first quarter. As a result of this seasonal activity, our quarterly results of operations and financial position for any particular quarter are not necessarily representative of the results seen over a full fiscal year.
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
COMPETITION
We believe that competition in our industry is based on quality and timeliness of service, knowledge of local building codes, pricing, relationships and reputation in the market. The building products installation industry is highly fragmented. The markets for our non-insulation installation services are even more fragmented than the markets for insulation installation services. Our competitors for our installation services include one other large national contractor, several large regional contractors and numerous local contractors, and our competitors for our distribution services include other distributors of building products, manufacturers of certain products we sell and select retail outlets. We expect to continue to effectively compete in our local markets given our long-standing customer relationships, access to capital, tenure and quality of local staff, quality installation reputation and competitive pricing.

HUMAN CAPITAL RESOURCES
As of December 31, 2022, we had approximately 10,300 employees, consisting of approximately 7,200 installers, approximately 700 sales professionals, approximately 700 production personnel and approximately 1,700 administrative and management personnel. Less than 4% of our employees are covered under collective bargaining agreements. We have never experienced a work stoppage or strike, and we believe that we have good relationships with our employees. We monitor certain financial and operational statistics related to our workforce. For example, we utilize sales per installer per business day to ensure we maintain the proper level of staffing to complete our jobs. We were successful in achieving higher productivity in 2022 as compared to 2021 as evidenced by our annual sales per average employee per business day increasing to approximately $1,400 from $1,200.
Our employees are critical to our continued success and are our most important resource. We focus on attracting and retaining talented and experienced individuals to manage and support our operations. We consider retaining skilled employees to be a competitive advantage and employ various strategies to improve turnover metrics. Our turnover rate is typically better than industry averages. For example, across our installer base, we experienced average monthly turnover of 3.4% in 2022 compared with 4.4% for the U.S. construction industry, according to the U.S. Bureau of Labor Statistics. In addition, we offer many benefits and resources to most employees, some of which are above and beyond what others in our industry offer. See "Competitive Advantages, Engaged employees” above for further details on the benefits we offer.
As described in the Competitive Advantages section above, the Installed Building Products Foundation was formed by us in 2019 primarily to benefit our employees and their families and the communities in which they live and work. In 2022, the foundation and the Company awarded 256 grants and made contributions totaling $3.0 million in the form of scholarships and financial assistance to our employees as well as donations and matching gifts to various charities supported by our employees. This is an increase from 2019 when the foundation and the Company awarded 94 grants totaling $1.2 million.
Our management team supports the development of our existing workforce by establishing a culture of employee engagement, employee appreciation and the opportunity for promotion from within for many leadership positions. We believe this provides increased retention and promotes a long-term focus to our operations.
We respect and support the diversity of all people within our workforce. We are committed to diversity, equity and inclusion ("DE&I") practices and maintaining workplaces free from discrimination and harassment on the basis of race, color, age, religion, sex, national origin, ancestry, gender, sexual orientation, gender identification, disability, military status, veteran status, or any other status protected by law. We are proud of our strong and diverse workforce. Our Hispanic/Latino diversity outpaces the construction industry average, according to the Bureau of Labor Statistics, and our workforce as a whole is comprised of over 50% ethnic minorities. In addition, based on gender, racial, ethnic and orientation diversity, 44% of our board of directors is diverse, which helps drive our strategies for an inclusive workplace. We are committed in policy and practice to providing equal employment opportunities for all applicants and employees based upon their training, experience, and overall qualifications. Employees across all our branches are invited to participate in our regional and national DE&I committees to determine the standards for how employees should interact with one another and their communities. We do not tolerate inappropriate behavior or harassment.
The health and safety of our employees is of primary importance. See “Safety and Quality Control” above for details on our policies and practices. Our policy is designed to protect against accidents, injuries, and illnesses, in compliance with applicable safety and health laws and regulations. In response to the COVID-19 pandemic, we continue to enhance and evolve our safety protocols to protect our employees’ health and well-being, and to comply with regulations from federal, state and local government agencies.
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
ENVIRONMENTAL, SOCIAL AND REGULATORY MATTERS
As part of our commitment to socially responsible corporate practices, we have released our annual ESG report since 2021. This ESG report outlines our sustainability targets and objectives and can be found on our corporate website at https://installedbuildingproducts.com/sustainability. The contents of our website are not incorporated by reference in, or otherwise made a part of, this Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
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
A continued downturn in the housing market could materially and adversely affect our business and financial results.
In 2022, the U.S. Census Bureau reported an estimated 1.55 million non-seasonally adjusted total housing starts, down from 1.60 million starts in 2021. Starts began decreasing in the second half of 2022 as the Federal Reserve began raising interest rates significantly throughout the year in an effort to slow increasing inflation rates, which ended 2022 averaging 8.0% according to the Bureau of Labor Statistics. This resulted in higher mortgage interest rates in the second half of 2022 and a lower estimate of housing starts for 2023 of 1.29 million, according to Blue Chip Economic Indicators. As a result, we began seeing a moderation in housing demand at the end of 2022 and into 2023.

Any continued decline in new home construction may result in lower demand for our services and products and may materially adversely affect our business, financial condition, liquidity, results of operations and cash flows. In particular, continued increases in mortgage interest rates, rising home prices, sustained periods of inflation, or other economic factors can reduce home affordability and may lead to a continued decline in the home construction market. The demand for new home construction could be negatively impacted if the number of renting households increases or if a shortage in the supply of affordable housing occurs, either of which could result in lower home ownership rates. Demand can also be negatively impacted by changing consumer tastes and demographic changes.
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
A portion of the products we install and sell are for the commercial construction market. If this market does not grow in the future, the growth potential of our business, and our financial condition, results of operations and cash flows could be adversely affected. The commercial construction market, as measured by investment dollars, increased 7% in 2022 from 2021 per the U.S. Census Bureau but is still suffering from some inefficiencies and project delays stemming from the pandemic.
According to Dodge Data & Analytics, commercial building starts in 2023, measured by investment dollars, are expected to decrease 3% from 2022 while institutional building starts (a subset of the nonresidential construction market in which we participate) are expected to increase 1% from 2022.
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
A decline in the economy, a deterioration in expectations regarding the housing market or the commercial construction market, a failure to integrate acquisitions, especially within our distribution operations, and/or a general decline in operations or financial results of any of our segments could cause us to record significant non-cash impairment charges, which could negatively affect our earnings and reduce stockholders’ equity.
We review the goodwill maintained in each of our three reporting units for impairment annually during the fourth quarter. We also review our goodwill and other intangible assets when events or changes in circumstances indicate the carrying value may not be recoverable. In doing so, we either assess qualitative factors or perform a detailed analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We did not record any goodwill impairment charges in 2022, 2021, or 2020; however, a decline in the expectation of our future performance, a decline in our market capitalization, sustained periods of economic inflation, a significant rise in interest rates, deterioration in expectations regarding the general economy and/or the timing and the extent of new home construction, home improvement and commercial construction activity may cause us to recognize non-cash, pre-tax impairment charges for goodwill or other long-lived assets, which are not determinable at this time. In addition, as a result of our acquisition strategy, we have recorded goodwill and may incur impairment charges in connection with prior and future acquisitions. Our recent distribution business acquisitions maintain significant goodwill balances in a separate reporting unit from our traditional installation business. If we are unable to successfully integrate this new platform into our business model and compete effectively, we may be required to recognize impairment charges on our goodwill and other intangible assets within this reporting unit. If the value of goodwill or other intangible assets in this or other reporting units is impaired, our earnings and stockholders’ equity would be adversely affected. As of December 31, 2022, we had goodwill and other intangible assets in an aggregate amount of $657.0 million, or approximately 37% of our total assets, which is in excess of our stockholders’ equity.
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
Our ability to offer a wide variety of products to our customers depends on our ability to obtain adequate product supply from manufacturers. We do not typically enter into long-term agreements with our suppliers but have done so from time to time. We currently have one short-term agreement with a supplier and may enter into other short- or long-term supply agreements at any time. We have certain agreements that do not qualify as supply agreements due to a lack of a fixed price and/or lack of a fixed and determinable purchase quantity, but nonetheless may require us to purchase certain of our products from certain vendors, depending on the specific circumstances. Generally, our products are available from various sources and in sufficient quantities to meet our operating needs. However, the loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our business, financial condition, results of operations and cash flows. Historically, unexpected events, such as incapacitation of supplier facilities due to extreme weather or fire, have temporarily reduced manufacturing capacity and production. During 2021 and 2022, we experienced multiple supply chain disruptions for certain materials we use in our business due to changing demand as well as the effects of the COVID-19 pandemic on the global supply chain. We expect these challenges to persist in 2023 but to a lesser degree. In addition, during prior economic downturns in the housing industry, manufacturers have reduced capacity by closing plants and production lines within plants. Even if such capacity reductions are not permanent, there may be a delay in manufacturers’ ability to increase capacity in times of rising demand. If the demand for products from manufacturers and other suppliers exceeds the available supply, we may be unable to source additional products in sufficient quantity or quality in a timely manner and the prices for the products that we use in our business could rise. These developments could affect our ability to take advantage of market opportunities and limit our growth prospects. We continually evaluate our supplier relationships and at any given time may move some or all of our purchases from one or more of our suppliers. There can be no assurance that any such action would have its intended effect.
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
The principal building products we use in our business have been subject to price changes in the past, some of which have been significant. For example, sudden increased demand in our industry in 2021 and 2022 resulted in insulation material allocation throughout the industry and, as a result, increased market pricing which impacted our results of operations during that time. Increased market pricing, regardless of the catalyst, could impact our results of operations in the future to the extent that price increases cannot be passed on to our customers. We will continue to work with our customers to adjust selling prices to offset the aforementioned higher costs whenever prices rise, but there can be no assurance that any such action would have its intended effect. In addition, our results of operations for individual quarterly periods can be, and have been, adversely affected by a delay between when building product cost increases are implemented and when we are able to increase prices for our products and services, if at all. Our supplier purchase prices often depend on volume requirements. If we do not meet these volume requirements, our costs could increase and our margins may be adversely affected. In addition, while we have been able to achieve cost savings through volume purchasing and our relationships with suppliers, we may not be able to continue to receive advantageous pricing for the products that we use in our business, which could have a material adverse effect on our financial condition, results of operations and cash flows.
Our success depends on our key personnel.
Our business results depend largely upon the continued contributions of our senior management team. We do not have employment agreements with any of our executive officers other than Jeff Edwards, our Chairman, President and Chief Executive Officer. Although Mr. Edwards’ employment agreement requires him to devote the amount of time necessary to conduct our business and affairs, he is also permitted to engage in other business activities that do not create a conflict of interest or substantially interfere with his service to us, including non-competitive operational activities for his real estate development business. If we lose members of our management team, our business, financial condition and results of operations, as well as the market price of our securities, could be adversely affected.
Our business results also depend upon our branch managers and sales personnel, including those of companies recently acquired. While we customarily sign non-competition agreements, which typically continue for two years following the termination of employment, with our branch managers and sales personnel in order to maintain key customer relationships in our markets, such agreements do not protect us fully against competition from former employees. In addition, in January 2023, the Federal Trade Commission proposed a new rule that would prohibit non-competition agreements in most cases. If this rule, or a similar rule, were to become effective, it could have a material adverse effect on our retention of key employees and our customer relationships.
We are dependent on attracting, training and retaining qualified employees while controlling labor costs.
The labor market for the construction industry is competitive, including within the sector in which we operate. We must attract, train and retain a large number of qualified employees to install our products while controlling related labor costs. We face significant competition for these employees from our industry as well as from other industries. Tighter labor markets may make it even more difficult for us to hire and retain installers and control labor costs. Our ability to attract qualified employees and control labor costs is subject to numerous external factors, including competitive wage rates and health and other insurance and benefit costs. Additionally, periods of economic inflation can cause wage expectations to increase and we may have difficulty retaining employees if we do not, or cannot, meet these expectations. A significant increase in competition, minimum wage or overtime rates in localities where we have employees could have a significant impact on our operating costs and may require that we take steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.
Higher labor and health care costs could adversely affect our business.
Our labor costs have increased in recent years and may continue to increase as a result of competition, health and other insurance and benefit costs. In addition, health care coverage requirements, changes in workplace regulations and any future legislation could cause us to experience higher health care and labor costs in the future. Periods of economic inflation can cause these costs to rise more quickly and we may not be able to pass along these increased costs to our customers. Increased labor, health care and insurance costs could have an adverse effect on our business, financial condition and results of operations.
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

Increasing scrutiny and changing expectations from stakeholders regarding our ESG practices may impose additional costs on us or expose us to new or additional risks.
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
We have released our ESG report annually since 2021. The report includes our policies and practices on a variety of social and environmental matters, including, diversity and inclusion initiatives, training and development programs, and employee health and safety practices as well as other sustainable business practices and environmental targets. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards or targets set forth in the sustainability report could negatively impact our reputation and stock price, employee retention, and the willingness of our customers and suppliers to do business with us.
RISKS TO OUR BUSINESS FROM EXTERNAL THREATS
A major pandemic or other public health issue could adversely impact the U.S. economy as well as our business, financial condition, operating results and cash flows.
The United States has experienced, and may experience again in the future, outbreaks of contagious diseases that affect public health and public perception of health. For example, the COVID-19 pandemic continues to affect the global economy causing significant volatility, uncertainty and supply chain disruption. The industry in which we operate continues to experience effects of the COVID-19 pandemic such as manufacturer supply constraints for many of the materials we use in our business and tightness in the labor markets. These factors affected our ability to complete installation work for certain customers and also required us to source many of the materials we install from distributors and retail outlets at a premium. These higher costs had an adverse impact on our financial condition, operating results and cash flows in the previous three fiscal years. For example, we estimate our cost of sales for the year ended December 31, 2022 were approximately $4.8 million higher than they would have been if we purchased these materials through regular channels.
Commercial projects could decline in the future if consumer behaviors change in the wake of COVID-19 or other public health disruptions to the economy and changes to our general ways of life. For example, reduced demand for office buildings, decreased airport traffic or decreased usage of sports arenas could continue to impact our commercial end market. The COVID-19 pandemic has amplified existing risks or introduced new risks that could adversely affect our business, including, but not limited to, internal controls and cybersecurity risks.
Considerable uncertainty still surrounds COVID-19 and its variants and its duration and potential effects, as well as the extent of, and effectiveness of, any responses taken on a local, national and global level. While we expect the COVID-19 pandemic and related events may have a negative effect on us in the future, the full extent and scope of the impact on our business and industry, as well as national, regional and global markets and economies, depends on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic, additional government actions taken in response to the pandemic, the impact on construction activity and demand for homes (based on employment levels, consumer spending and consumer confidence). Accordingly, our ability to conduct our business in the manner previously or currently expected could be materially and negatively affected, any of which could have a material adverse impact on our business, financial condition, operating results and cash flows.
Our business is seasonal and may be affected by adverse weather conditions, climate change, natural disasters or other catastrophic events.
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

In addition, climate change and/or adverse weather conditions, such as unusually prolonged cold conditions, rain, blizzards, hurricanes, earthquakes, fires, other natural disasters, epidemics or other catastrophic events could accelerate, delay or halt construction or installation activity or impact our suppliers. The impacts of climate change may subject us to increased costs, regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. Most, if not all, of our locations may be vulnerable to the adverse effects of climate change. Changing market dynamics, global policy developments and increasing frequency and impact of extreme weather events on the U.S. and elsewhere have the potential to disrupt our business. The impact of these types of events on our business may adversely impact quarterly or annual net revenue, cash flows from operations and results of operations. Weather is one of the main reasons for annual seasonality cycles of our business, and any adverse weather conditions can enhance this seasonality.
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
In addition to the disruptions that may occur in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems. We have established security policies, processes and defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and information and disruption of our operations. Despite these efforts, our information technology systems, including but not limited to jobCORE or other operational systems, financial systems, Human Resource and payroll systems, fleet management software, and risk management systems may be damaged, disrupted or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings and other costs. Such events could have a material adverse impact on our financial condition, results of operations and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.
As cyberattacks become more sophisticated generally, we may be required to incur significant costs to strengthen our systems to protect against outside intrusions and/or continue to maintain insurance coverage related to the threat of such attacks. The increased use of remote work environments, due to the COVID-19 pandemic, may increase our risk of cyberattacks or data breaches. While we have invested in industry appropriate protections and monitoring practices of our data and information technology to reduce these risks and test our systems on an ongoing basis for any current or potential threats, there can be no assurance that our efforts will prevent breakdowns or breaches of our or our third-party providers’ databases or systems that could adversely affect our business.
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
Our existing branches or any branches we may start or acquire serving the commercial end market involve competitive, operational, financial and accounting challenges and other risks that differ from our traditional residential installation business. In addition, the typical contractual terms and arrangements and billing cycle for the commercial construction end market are different than the residential new construction end market. Our expansion into this market may include opening new branches that have higher start-up costs compared to our acquired branches. These factors and any other challenges we encounter could adversely affect our margins, financial condition, operating results and cash flows.
As of December 31, 2022, our estimated backlog associated with the commercial end market was approximately $162.3 million. In accordance with industry practice, many of our contracts are subject to cancellation, reduction, termination or suspension at the discretion of the customer in respect of work that has not yet been performed. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog but instead would collect revenues in respect of all work performed at the time of cancellation as well as all other costs and expenses incurred by us through such date. Projects can remain in backlog for extended periods of time because of the nature of the project, delays in execution of the project and the timing of the particular services required by the project. Additionally, the risk of contracts in backlog being cancelled, terminated or suspended generally increases at times, including as a result of periods of widespread macroeconomic and industry slowdown, weather, seasonality and many of the other factors impacting our business. For example, the COVID-19 pandemic resulted in the starts of certain long-term contracts being delayed. Many of the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. The revenue for certain contracts included in backlog are based on estimates. Therefore, the timing of performance on our individual contracts can affect our margins and future profitability. There can be no assurance that backlog will result in revenues within the expected timeframe, if at all.
Our distribution businesses and continued expansion into other new lines of business could affect our revenue, margins, financial condition, operating results and cash flows.
We recently acquired two distribution entities operating under different business models than our traditional installation business. The new distribution businesses and any other future lines of business we may enter or acquire involve competitive, operational, financial and accounting challenges and other risks that differ from our traditional residential installation business. For example, particular commodity pricing can affect selling prices and costs for certain products we sell through distribution. Our expansion into these businesses may include opening new branches that have higher start-up costs compared to our acquired branches. These factors and any other challenges we encounter could adversely affect our margins, financial condition, operating results and cash flows.
In addition, a significant period of economic deflation could have an adverse impact on our business and financial results. Our recent acquisitions of two distribution businesses have substantially increased our inventory balances, and deflation could cause the value of our inventories to decline.
Certain products our distribution businesses sell are composed of materials with prices that fluctuate based on current market pricing. Fluctuations in market pricing of these materials can affect our selling prices. For example, one of our distribution businesses uses aluminum in many of its products. Aluminum commodity prices experienced a significant decrease during 2022 which reduced our selling prices while related inventory costs remained high. This led to a temporary decrease in margins, financial condition, operating results and cash flows for this business until inventory costs began to reflect current market pricing in late 2022.
Our customers could purchase materials directly from manufacturers or other sources.
We do not have any exclusivity agreements with the manufacturers of the products that we sell. The manufacturers from whom we acquire products could decide to sell their own products, impacting our ability to grow our business and negatively affecting our future net sales and earnings. Additionally, if we are unable to secure favorable arrangements on the products we sell from our suppliers, we may not be able to offer competitive pricing to our customers.
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
The nature of our business exposes us to product liability, workmanship warranty, casualty, negligence, health and safety incidents, construction defect, breach of contract and other claims and legal proceedings.
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
In addition, we are exposed to potential claims arising from the conduct of our employees, homebuilders and other subcontractors, for which we may be contractually liable. We have in the past been, and may in the future be, subject to fines, penalties and other liabilities in connection with injury or damage incurred in conjunction with the installation of our products. Construction sites are inherently dangerous, and any failure in health and safety performance may have adverse effects on our reputation and relationships with our employees or customers. The nature and extent to which we use hazardous or flammable materials in our manufacturing processes creates risk of damage to persons and property that, if realized, could be material. Although we currently maintain what we believe to be suitable and adequate insurance, we may be unable to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities. In addition, some liabilities may not be covered by our insurance. We maintain our Safety Wanted 365 program to help reduce jobsite, warehouse and plant injuries.
Product liability, workmanship warranty, casualty, negligence, construction defect, breach of contract and other claims and legal proceedings can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. In addition, lawsuits relating to construction defects typically have statutes of limitations that can run as long as ten years. Claims of this nature could also have a negative impact on customer confidence in us and our services. Current or future claims could have a material adverse effect on our reputation, business, financial condition and results of operations. For additional information, see Note 17, Commitments and Contingencies, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Federal, state, local and other laws and regulations could impose substantial costs and/or restrictions on our operations and could adversely affect our business.
We are subject to various federal, state, local and other laws and regulations, including, among other things, worker and workplace health and safety regulations promulgated by the OSHA, employment regulations promulgated by the U.S. Equal Employment Opportunity Commission and tax regulations promulgated by the Internal Revenue Service and various other state and local tax authorities. Our primary manufacturing facility is also subject to additional laws and regulations which may increase our exposure to health and safety liabilities. In addition, we are subject to increased regulation of data privacy and information security, including the adoption of more stringent state laws, including the California Privacy Rights Act and the Virginia Consumer Data Protection Act, which went into effect in January 2023. These types of data privacy and security laws, which continue to evolve, create a range of new compliance obligations for us and increase financial penalties for non-compliance. Additional or more burdensome regulatory requirements in these or other areas may increase our expenses, reduce demand for our services or restrict our ability to offer services in certain geographies, all of which could adversely affect our business, financial condition, results of operations and cash flows. Moreover, our failure to comply with any of the regulatory requirements applicable to our business could subject us to substantial fines and penalties that could adversely affect our business, financial condition, results of operations and cash flows.
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
Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business.
We are subject to laws, regulations and rules enacted by national, regional and local governments and the New York Stock Exchange (NYSE). In particular, we are required to comply with certain SEC, NYSE and other legal or regulatory requirements in the U.S. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly.
For example, there is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. These concerns have resulted in increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, and could expand the nature, scope, and complexity of matters on which we are required to control, assess, and report. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, may create challenges for us, including for our compliance and ethics programs and by increasing our ongoing costs of compliance, which could adversely impact our results of operations and cash flows.
These laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and financial statements.
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
•a substantial portion of our cash flow from operations will be dedicated to the payment of interest and principal on our indebtedness, thereby reducing the funds available to us for operations, capital expenditures, acquisitions, future business opportunities or obligations to pay rent in respect of our operating leases; and
Our ability to service our debt and other obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations or to successfully execute our business strategies. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity and Capital Resources, Debt." of this Form 10-K.
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
Our credit facilities contain, and any future facilities or other debt instruments we may enter into may contain, covenants requiring us to maintain certain financial ratios and meet certain tests, such as an excess cash flow test, fixed charge coverage ratio, leverage ratio or debt to earnings ratio. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity and Capital Resources, Credit Facilities." of this Form 10-K. Our ability to comply with those financial ratios and tests can be affected by events beyond our control, and we may not be able to comply with those ratios and tests when required to do so under the applicable debt instruments.
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

•the risk that the hedging instruments and the related liabilities do not transition to the same LIBOR replacement rate or that the timing or mechanics of such transition do not match between the hedging instruments and the related liabilities, in which case any such differences could decrease the effectiveness of the hedging instruments and change our financial position;

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
Moody’s Investor Service and Standard & Poor’s routinely evaluate our credit profile on an ongoing basis and have assigned ratings for our long-term debt. If these rating agencies downgrade any of our current credit ratings, our borrowing costs could increase and our access to the capital and commercial credit markets could be adversely affected. Additionally, these rating agencies have started to incorporate ESG factors into their credit ratings. Unfavorable ESG ratings could have a negative impact on our access to and costs of capital.
Our indebtedness exposes us to interest expense increases if interest rates increase.
If interest rates increase, our debt service obligations on our variable rate indebtedness, if any exists at the balance sheet date, would increase even though the amount borrowed would remain the same, and our net income and cash flows would correspondingly decrease. Specifically, we had no outstanding borrowings on our Revolver, as hereinafter defined, as of December 31, 2022, but should we have a balance in the future, we would incur interest based on a rate that varies per the conditions set forth in our agreement.
In addition, advances under our Revolver generally bear interest based on, at our election, either the Secured Overnight Financing Rate (“Term SOFR”) or the base rate (which approximated the prime rate) plus a margin based on the type of rate applied and leverage ratio. Our Term Loan, as hereinafter defined, bears interest at either the base rate or the Eurodollar rate ("LIBOR") plus a margin based on the type of rate applied. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) ("FCA") announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced in November 2020 a consultation regarding its intention to extend the publication of certain LIBOR settings, including the setting we use as a reference rate, to June 2023. On March 5, 2021, the FCA announced that the overnight, one-month, three-month, six-month and 12-month USD LIBOR rates would continue to be published until June 30, 2023. The FCA is currently considering whether to use its powers to compel the publication of non-representative synthetic rates for one- month, three-month and six-month USD LIBOR beyond June 2023. Our Term Loan Agreement includes a provision related to the potential discontinuance of LIBOR to be replaced with one or more Secured Overnight Financing Rate ("SOFR") values or another alternate benchmark rate. However, if (when) LIBOR ceases to exist after June 2023, the SOFR rates or other interest rates under the alternative rate could be higher than LIBOR. To the extent that these interest rates are higher, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.
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
We have approximately 28.3 million shares of common stock outstanding as of December 31, 2022. The shares of common stock are freely tradable, except for any shares of common stock that may be held or acquired by our directors, executive officers and other affiliates, the sale of which will be restricted under the Securities Act of 1933, as amended. As of December 31, 2022, approximately 1.7 million of the 3.0 million shares of common stock authorized for issuance under the 2014 Omnibus Incentive Plan were available for issuance. These shares will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.
Jeff Edwards has significant ownership of our common stock and may have interests that conflict with those of our other stockholders.
As of December 31, 2022, Jeff Edwards beneficially owned approximately 17.4% of our outstanding common stock. As a result of his beneficial ownership of our common stock, he has sufficient voting power to significantly influence all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions, and he has significant influence over our management and policies. This concentration of voting power may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares of common stock, which could prevent stockholders from receiving a premium for their shares of common stock. These actions may be taken even if other stockholders oppose them. The interests of Jeff Edwards may not always coincide with the interests of other stockholders. In addition, under our amended and restated certificate of incorporation, Jeff Edwards is permitted to pursue corporate opportunities for himself, rather than for us.
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
Our board of directors approved the initiation of a quarterly cash dividend program in 2021 and also approved the payment of an annual variable dividend in each of 2022 and 2023. However, part of our business strategy includes retaining our future earnings, if any, in order to reinvest in the development and growth of our business, including our continued growth by acquisition strategy, and, therefore, we may reduce, suspend or eliminate dividend payments in the future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, the limits imposed by the terms of our credit facilities, or any then-existing debt instruments, and such other factors as our board of directors deems relevant. Accordingly, investors in our common stock may need to sell their shares to realize a return on their investment in our common stock, and investors may not be able to sell their shares at or above the prices paid for them.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Real Property
We lease office and warehouse space in 40 states, including our corporate office in Columbus, Ohio. Our leases are typically short in duration with customary extensions at our option. We believe suitable alternative space is available in all of our markets. We also own our cellulose manufacturing facility in Bucyrus, Ohio. We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized. The table below summarizes our locations as of December 31, 2022.

State	Number of Locations	Approximate Total Square Footage	State	Number of Locations	Approximate Total Square Footage
Alabama	4	31,550	Montana	1	4,576
Arizona	2	29,166	Nebraska	2	23,241
California	27	297,369	Nevada	1	15,350
Colorado	13	129,036	New Hampshire	8	75,370
Connecticut	2	31,292	New Jersey	7	121,451
Delaware	4	37,175	New York	8	101,630
Florida	28	248,585	North Carolina	15	194,403
Georgia	13	196,471	Ohio	11	454,165
Idaho	3	43,000	Oklahoma	3	35,543
Illinois	7	85,902	Oregon	2	32,928
Indiana	14	248,082	Pennsylvania	7	89,853
Kansas	2	74,206	South Carolina	8	116,439
Kentucky	4	46,330	South Dakota	2	50,000
Louisiana	2	19,535	Tennessee	7	111,482
Maine	3	38,750	Texas	20	364,455
Maryland	4	59,710	Utah	7	115,523
Massachusetts	4	45,303	Vermont	1	31,020
Michigan	2	36,800	Virginia	6	73,941
Minnesota	9	245,554	Washington	12	163,220
Missouri	2	15,436	Wisconsin	10	211,354
Our Fleet
As of December 31, 2022, our fleet consisted of approximately 5,600 total vehicles that we either leased or owned, including approximately 5,400 installation vehicles that our installers use to deliver and install products from our locations to job sites, and approximately 200 other vehicles that are utilized for various purposes, primarily by our distribution operations, sales staff, branch managers and various senior management personnel. For additional information, see Note 8, Long-Term Debt, and Note 17, Commitments and Contingencies, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Item 3.    Legal Proceedings
We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course, including wage and hour lawsuits. We carry insurance coverage that we believe to be reasonable under the circumstances, although insurance may or may not cover any or all of our liabilities in respect to claims and lawsuits. While management currently believes that the ultimate resolution of these matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, such matters are subject to inherent uncertainties. See Note 17, Commitments and Contingencies, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K for additional information on significant legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock is traded on the NYSE under the symbol “IBP.”
Holders of Record
As of February 15, 2023, there were 1,105 holders of record of our common stock, one of which was Cede & Co., which is the holder of shares held through the Depository Trust Company.
Dividend Policy
Our board of directors has approved a quarterly cash dividend program since 2021, payable to stockholders of record on specific dates each quarter. In addition to the quarterly cash dividend, our board of directors approved an annual variable dividend payable in 2022 and 2023, with the 2023 dividend payable on March 31, 2023 at a rate of 90 cents per common share. We did not declare or pay any cash dividends on our common stock during the year ended December 31, 2020. Future determinations relating to payments of dividends will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, contractual restrictions, legal requirements and other factors our board of directors may deem relevant.
Stock Performance Graph
The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Russell 2000 Index (“Russell 2000”), (ii) the Standard & Poor’s Industrials Index (“S&P 500 Industrials”) and (iii) the S&P Smallcap 600 Index (Old) (“S&P Smallcap 600 (Old)”) and (iv) the S&P 600 Building Products Index (New) ("S&P 600 Building Products (New)"). For comparison purposes, we are replacing the S&P Smallcap 600 (Old) with the S&P 600 Building Products as we believe it more closely aligns with our industry. The graph assumes investments of $100 in our common stock and in each of the four indices and the reinvestment of dividends for the last five fiscal years through December 31, 2022.

	12/29/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/30/2022
IBP	100	44	91	134	186	117
Russell 2000	100	89	112	134	154	122
S&P 500 Industrials	100	87	112	124	151	142
S&P Smallcap 600 (Old)	100	91	112	125	158	133
S&P 600 Building Products (New)	100	80	114	145	182	151

Purchases of Equity Securities by the Issuer
The following table shows the stock repurchase activity for the three months ended December 31, 2022:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1 - 31, 2022 (1)	720	$80.96	—	$—
November 1 - 30, 2022	30,000	80.84	30,000	—
December 1 - 31, 2022	266,032	86.22	266,032	162.1	million
	296,752	$85.66	296,032	$162.1	million

(1) Represents shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 2,409 shares of restricted stock awarded under our 2014 Omnibus Incentive Plan.

(2)    On February 24, 2022, our board of directors authorized an extension of our previous stock repurchase program through March 1, 2023 and concurrently authorized an increase in the total amount of our outstanding common stock we can purchase under the extended program up to $200.0 million. On August 4, 2022 our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $200.0 million of our outstanding common stock through August 10, 2023. This new program replaced the previous program. We repurchased $137.6 million of common stock under our stock repurchase programs during the year ended December 31, 2022. On February 22, 2023 our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $200.0 million of our outstanding common stock through March 1, 2024. This 2023 new program will replace the previous 2022 program. For further information about our stock repurchase programs, see Note 13, Stockholder's Equity, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Recent Sales of Unregistered Securities
During 2022, we did not issue or sell any unregistered equity securities.
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
OVERVIEW
We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products, including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving, mirrors and other products throughout the United States. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects in all 48 continental states and the District of Columbia from our national network of over 230 branch locations. 94% of our net revenue comes from the service-based installation of these products across all of our end markets and forms our Installation operating segment and single reportable segment. Additionally, we manufacture and distribute certain building products and materials to installers and distributors involved with various types of construction projects and these two operations form our Manufacturing operating segment and our Distribution operating segment, respectively. We believe our business is well positioned to continue to profitably grow due to our strong balance sheet, liquidity and our continuing acquisition strategy.
A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, inflation, consumer confidence, employment rates, housing inventory levels, foreclosure rates, the health of the economy and the availability and affordability of mortgage financing. Our strategic acquisitions over the last several years contributed meaningfully to our 35.6% increase in net revenue during the year ended December 31, 2022 compared to 2021.
We have omitted discussion of 2020 results in the sections that follow where it would be redundant to the discussion previously included in Part II, Item 7, of Form 10-K for the year ended December 31, 2021.
2022 Highlights
Net revenues increased 35.6%, or $701.2 million, while gross profit increased 40.4% to $827.8 million during the year ended December 31, 2022 compared to 2021. We also generated approximately $277.9 million of cash from operating activities. The increase in net revenue and gross profit was primarily driven by the contribution of our recent acquisitions, selling price and product mix improvements as evidenced by the 23.0% increase in our price/mix metric and increased sales volume of 5.5% on a same branch basis for our Installation segment. Gross profit grew faster than revenue primarily due to higher selling prices and resulting leverage gained on labor and other costs of sales. These synergies were partially offset by higher fuel costs and higher material costs due to increased Distribution segment sales which generally have higher material costs than our other segments. Supply chain constraints and inflationary pressures also contributed to higher material costs in 2022, particularly for spray foam and several complementary installed products, as some products continue to be difficult to source near volume and pricing levels secured in prior periods. Certain net revenue, end market and industry metrics we use to monitor our operations are discussed in the "Key Measures of Performance" section below.
As of December 31, 2022, we had $229.6 million of cash and cash equivalents and we have not drawn on our revolving line of credit. We amended and extended our revolving line of credit in February 2022, increasing the commitment to $250.0 million from $200.0 million. Additionally, we received $25.5 million from amending the maturity dates on our three interest rate swaps in July 2022. Our liquidity remains strong despite repurchasing $137.6 million of our Company's stock and paying our variable and regular quarterly dividends of $62.7 million during the year ended December 31, 2022.
During the year ended December 31, 2022, we experienced overall sales growth in all of our end markets and we achieved 24.6% year-over-year same branch sales growth, with acquisitions contributing the remaining portion of our total sales growth. Our largest end market, the single-family subset of the residential new construction market, grew revenue 33.5% over the same period in 2021. Our commercial end market experienced sales growth of 15.2% during the year ended December 31, 2022 primarily through acquisitions. We experienced commercial project delays in 2022 due to macroeconomic concerns surrounding the pandemic and general economic uncertainty.

We continue to diversify our operations through our acquisition strategy and met our goal of acquiring at least $100.0 million in revenue in 2022. Our commitment to the diversification of our product mix included expanding our distribution business as evidenced by our largest acquisition in 2022, Central Aluminum Supply Corporation ("CAS"), a distributor of gutter supplies and accessories.
The homebuilding market is expected to slow in 2023 due to economic concerns, namely higher inflation and interest rates experienced in 2022. While home starts are currently projected to be lower in 2023 than 2022, we believe there are several trends that should drive long-term growth in the housing market, even if there are temporary periods of slowed growth. These long-term trends include an aging housing stock, population growth, demographic changes, household formation growth and the fact that housing starts remained below long-term historic averages for over a decade following the 2008 recession. We expect that our net revenue, gross profit and operating income will benefit from this growth over time although we will be negatively impacted by the slowdown in the homebuilding industry in the near term.

2021 Highlights
Net revenues increased 19.1%, or $315.4 million, while gross profit increased 15.6% to $589.5 million during the year ended December 31, 2021 compared to 2020. We also generated approximately $138.3 million of cash from operating activities. The increase in net revenue and gross profit was primarily driven by the contribution of our recent acquisitions, selling price and product mix improvements as evidenced by the 3.3% increase in our price/mix metric and increased sales volume of 7.9% on a same branch basis for our Installation segment. Gross profit grew slower than revenue primarily due to higher material costs caused by pandemic-related supply chain constraints, higher fuel costs and reduced efficiencies within the large commercial construction market due to challenges from the COVID-19 pandemic. Inflationary pressure contributed to the year-over-year margin compression as materials, particularly spray foam, gutters, and other complementary installed products, continued to be difficult to source near volume and pricing levels secured in prior periods.
As of December 31, 2021, we had $333.5 million of cash and cash equivalents. In December 2021, we modified our debt structure to take advantage of favorable market conditions, entering into a new term loan credit agreement which provided for a seven-year $500 million term loan facility. A portion of the proceeds from the term loan were used to repay, in full, all amounts outstanding under the previous term loan agreement. We had not drawn on our $200.0 million revolving line of credit existing at December 31, 2021. Additionally, we paid our first quarterly dividends as a public company in 2021.
During the year ended December 31, 2021, we experienced overall sales growth in all of our end markets and we achieved 9.7% year-over-year same branch sales growth, with acquisitions contributing the remaining portion of our total sales growth. Our largest end market, the single-family subset of the residential new construction market, grew revenue 22.1% over the same period in 2020 for our Installation segment. Our commercial end market experienced sales growth of 10.8% during the year ended December 31, 2021 primarily through acquisitions, but we experienced project delays due to macroeconomic concerns surrounding the pandemic, resulting in a decline in same branch sales within this market. These fluctuations are shown in further detail in the "Key Measures of Performance" section below, and impacts from COVID-19 are discussed further in the sections that follow.
Key Measures of Performance
We utilize certain net revenue and industry metrics to monitor our operations. At the beginning of 2022, we realigned our operating segments to reflect recent changes in our business as described in Part II, Item 8, "Note 11 - Information on Segments" in this Form 10-K. In conjunction with this realignment, we modified the key metrics we use to monitor company and segment performance. Specifically, we now present total sales growth and same branch growth metrics for our consolidated results, our Installation reportable segment and our Other category consisting of our Distribution and Manufacturing operating segments. In addition, our volume growth and price/mix growth metrics are now only presented for the Installation reportable segment to align with how we monitor our operations. While these changes do not significantly alter the prior period metrics previously disclosed, prior period Manufacturing operating segment growth metrics were reclassified from our Installation segment metrics to the Other category metrics in the table below.
We believe the revenue growth measures shown in the table that follows are important indicators of how our business is performing, however, we may rely on different metrics in the future. We also utilize gross profit percentage as shown in the following section to monitor our most significant variable costs and to evaluate labor efficiency and success at passing increasing costs of materials to customers.

The following table shows certain key measures of performance we utilize to evaluate our results:

	Years ended December 31,
	2022	2021	2020
Period-over-period Growth
Consolidated Sales Growth	35.6%	19.1%	9.4%
Consolidated Same Branch Sales Growth (1)	24.6%	9.7%	4.5%

Installation (2)
Sales Growth (3)	29.5%	18.7%	9.6%
Same Branch Sales Growth (1)(3)	24.5%	9.4%	4.7%
Single-Family Sales Growth (4)	33.5%	22.1%	5.2%
Single-Family Same Branch Sales Growth (1)(4)	28.9%	14.4%	0.6%
Multi-Family Sales Growth (5)	31.8%	14.7%	37.5%
Multi-Family Same Branch Sales Growth (1)(5)	31.0%	6.7%	33.2%
Residential Sales Growth (6)	33.2%	20.9%	9.5%
Residential Same Branch Sales Growth (1)(6)	29.2%	13.2%	4.9%
Commercial Sales Growth (7)	15.2%	10.8%	10.2%
Commercial Same Branch Sales Growth (1)(7)	6.6%	(4.0)%	3.4%

Other (2)
Sales Growth (8)	453.8%	65.1%	(6.3)%
Same Branch Sales Growth (1)(8)	41.5%	44.3%	(6.3)%

Same Branch Sales Growth - Installation (2)(9)
Volume Growth (1)(10)	5.5%	7.9%	1.9%
Price/Mix Growth (1)(11)	23.0%	3.3%	2.8%

U.S. Housing Market (12)
Total Completions Growth	3.7%	4.2%	2.5%
Single-Family Completions Growth	5.6%	6.1%	0.9%
Multi-Family Completions Growth	(1.1)%	(0.3)%	6.3%

(1)	Same-branch basis represents period-over-period growth for branch locations owned greater than 12 months as of each financial statement date.
(2)	Prior period disclosures have been recast to conform to the current period segment presentation.
(3)	Calculated based on period-over-period growth of all end markets for our Installation segment.
(4)	Calculated based on period-over-period growth in the single-family subset of the residential new construction end market for our Installation segment.
(5)	Calculated based on period-over-period growth in the multi-family subset of the residential new construction end market for our Installation segment.
(6)	Calculated based on period-over-period growth in the residential new construction end market for our Installation segment.
(7)	Calculated based on period-over-period growth in the total commercial end market. Our commercial end market consists of heavy and light commercial projects.
(8)	Calculated based on period-over-period growth in our Other category which consists for our Manufacturing and Distribution operating segments. Our distribution businesses were acquired in December, 2021 and April, 2022.
(9)
The heavy commercial end market, a subset of our total commercial end market, comprises projects that are much larger than our average installation job. The end market is excluded from the volume growth and price/mix growth calculations as to not skew the growth rates given its much larger per-job revenue compared to the average jobs in our remaining end markets.

(10)	Calculated based on period-over-period change in the number of completed same-branch jobs within our Installation segment for all markets we serve except the heavy commercial end market.
(11)	Defined as change in the mix of products sold and related pricing changes and calculated as the change in period-over-period average selling price per same-branch jobs within our Installation segment for all markets we serve except the heavy commercial market, multiplied by total current year jobs. The mix of end customer and product would have an impact on the year-over-year price per job.
(12)	U.S. Census Bureau data, as revised.

Net revenue, cost of sales and gross profit
The components of gross profit for 2022, 2021 and 2020 were as follows (dollars in thousands):

	2022	Change	2021	Change	2020
Net revenue	$2,669,844	35.6%	$1,968,650	19.1%	$1,653,225
Cost of sales	1,842,060	33.6%	1,379,131	20.6%	1,143,251
Gross profit	$827,784	40.4%	$589,519	15.6%	$509,974
Gross profit percentage	31.0%		29.9%		30.8%
Net revenue increased during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to increased selling prices and organic growth as shown in the Key Measures of Performance section above. Acquisitions also meaningfully contributed to our 2022 revenue growth, adding $217.1 million of revenue in 2022. Our residential end market grew 33.2% primarily due to selling price increases, higher volume and the continued success of our acquisition strategy. Our commercial end market continued to face challenges associated with project delays due to economic concerns and the COVID-19 pandemic. However, the commercial business improved from its 2021 performance as evidenced by a 6.6% annual growth rate in same branch sales in 2022, showing signs of improvement in the second half of 2022. Our price/mix metric was positively impacted during the year ended December 31, 2022 as we were able to pass along selling price increases to partially offset multiple price increases in material costs.
The remaining overall growth in net revenue for the year December 31, 2022 is attributable to the recent acquisitions of AMD Distribution and Central Aluminum which form our Distribution operating segment. This operating segment, combined with our Manufacturing operating segment, grew from $29.3 million to $162.4 million in net revenue for the year ended December 31, 2022.
As a percentage of net revenue, gross profit increased during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily on the strength of sales growth across all of our end markets as well as strong price/mix growth. Sales price increases allowed us to gain significant leverage on our labor and other cost of sales expenses as a percentage of net revenue. However, ongoing industry wide supply chain issues impacted our operating efficiency, driving our material costs higher. In order to meet customer demand during the year, we purchased materials from distributors and home centers at a premium to what we typically would purchase directly from manufacturers. As a result, during the year ended December 31, 2022, we estimate these purchases increased materials expense by approximately $4.8 million, therefore reducing gross profit by 20 basis points during the period. While inflation and material supply chain issues are likely to persist into 2023, we will continue to work with our suppliers to lessen the impact on our margins and with our customers to offset further cost increases through selling price adjustments.
Operating Expenses
Operating expenses for 2022, 2021 and 2020 were as follows (dollars in thousands):

	2022	Change	2021	Change	2020
Selling	$119,031	27.7%	$93,204	14.2%	$81,613
Percentage of total net revenue	4.5%		4.7%		4.9%
Administrative	$335,688	23.2%	$272,391	14.4%	$238,147
Percentage of total net revenue	12.6%		13.8%		14.4%
Gains on acquisition earnouts	$(16,109)	1456.4%	$(1,035)	450.5%	$(188)
Percentage of total net revenue	(0.6)%		(0.1)%		0.0%
Amortization	$43,763	18.0%	$37,079	29.9%	$28,535
Percentage of total net revenue	1.6%		1.9%		1.7%
Selling
The dollar increase in selling expenses in 2022 was primarily driven by a year-over-year increase in selling wages, benefits and commissions of $23.4 million, or 27.5%, which supported our increased net revenue of 35.6%. Selling expense decreased as a percentage of sales primarily due to increased leverage on selling wages from increased sales.

Administrative
The dollar increase in administrative expenses in 2022 was primarily due to an increase in wages and benefits in the amount of $32.2 million, which was attributable to both acquisitions and organic growth as well as favorable company performance. Facility expense and insurance cost increases due to organic and acquisition-driven growth also factored into the overall increase in administrative operating expenses. During 2022, we saw our administrative costs decrease as a percentage of sales primarily due to the leverage gained on these costs from an increase in net revenue. 2021 and 2020 balances previously included amounts on the gains on acquisition earnouts that were recast during the year ended December 31, 2022 on the Consolidated Statements of Operations and Comprehensive Income.
Gains on acquisition earnouts
Some of our acquisitions have contingent consideration liabilities in the form of earnouts included in the total purchase price of the business. We assess the fair value of the contingent consideration liability at each reporting period, and any changes in the estimated fair value are reflected in gains on acquisition earnouts on the Consolidated Statements of Operations and Comprehensive Income. The gain recorded during the year ended December 31, 2022 increased from 2021 primarily due to a $15.1 million gain on the Central Aluminum Supply Corporation earnout recorded as a result of revised earnout target expectations. Prior period amounts were previously included in administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
Amortization
Our intangible assets include non-competes, customer relationships, trade names and backlog established upon acquisition of most businesses we acquire. Amortization expense increased $2.9 million in 2022 resulting from the increase in new intangible assets from 2022 acquisitions, with the remaining increase due to a full year of amortization expense attributable to prior year acquisitions. See Note 18, Business Combinations, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for information on our acquisitions.
Other Expense, net
Other expense, net for 2022, 2021 and 2020 was as follows (dollars in thousands):

	2022	Change	2021	Change	2020
Interest expense, net	$41,574	26.6%	$32,842	8.4%	$30,291
Other	530	(221.3)%	(437)	(209.5)%	399
Total other expense, net	$42,104	29.9%	$32,405	5.6%	$30,690
The year-over-year increase in other expense, net during 2022 was primarily a result of increased interest rates on our variable rate debt and increased average debt levels. See Note 8, Long-Term Debt, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for further information regarding debt balances.
Income Tax Provision
Income tax provision and effective tax rates for 2022, 2021 and 2020 were as follows (dollars in thousands):

	2022	2021	2020
Income tax provision	$79,879	$36,712	$33,938
Effective tax rate	26.3%	23.6%	25.9%
During the year ended December 31, 2022, our tax rate was unfavorably impacted by certain expenses not being deductible for income tax reporting purposes.
During the year ended December 31, 2021, our tax rate was favorably impacted by the release of a valuation allowance for a tax filing entity, excess tax benefits from share-based compensation arrangements and statute of limitation expirations of uncertain tax positions.

Other comprehensive gain (loss), net of tax
Other comprehensive gain (loss), net of tax for 2022, 2021 and 2020 were as follows (in thousands):

	2022	2021	2020
Unrealized gain (loss) on cash flow hedge, net of taxes	$40,787	$8,536	$(1,620)
During the year ended December 31, 2022, we amended the maturity dates for our three existing interest rate swaps. These swaps had unrealized gains of $51.2 million at the amendment date of July 8, 2022 and the amendment created off-market terms of $25.7 million due to an other-than-insignificant financing element. The unrealized gains will be amortized as a decrease to interest expense, net through the original maturity date of April 2030 and the off-market terms will be amortized as an increase to interest expense, net through December 2025. We amortized $3.9 million of the remaining unrealized gains, off-market terms and unrealized losses on our terminated cash flow hedges to interest expense, net during the year ended December 31, 2022, not including tax effects of $1.0 million. Also, during the year ended December 31, 2022, we recorded an unrealized gain, net of taxes, of $37.9 million on our cash flow hedges primarily due to the market's expectations for interest rates in the future relative to our three existing interest rate swaps and two forward interest rate swaps.
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
We amortize the unrealized gains and losses on our terminated cash flow hedges at the time of termination over the course of the originally scheduled settlement dates of the terminated swaps. For more information on our cash flow hedges, see "Liquidity and Capital Resources, Derivative Instruments" below and Note 12, Derivatives and Hedging Activities, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
KEY FACTORS AFFECTING OUR OPERATING RESULTS
Inflation and Interest Rates
Inflation affected the economy as a whole in 2022 as consumer price inflation reached 40-year highs, negatively impacting consumer sentiment and increasing market uncertainty. The Federal Reserve took actions to moderate and stabilize inflation by raising the federal funds rate multiple times in 2022 and signaling plans to continue raising the rate in 2023. This caused the average mortgage rate in the United States to more than double since the end of 2021. Rising interest rates began to curtail housing demand in the second half of 2022, reducing mortgage financing affordability. As a result, the residential homebuilding market began showing signs of weakening in late 2022 and early 2023 and housing starts, permits and completions are forecasted to decline in 2023.
We expect to be impacted by these economic headwinds in 2023. However, we believe the large residential construction backlog of both units under construction and units not started will partially offset these challenges. Additionally, there are housing shortages in some of the markets we serve and we expect that backlog in our growing multi-family business will also help to offset any declines we may face in the residential homebuilding market. Many existing homeowners are locked into low interest mortgages and with an aging housing stock, so we expect that the repair and remodel markets we service could experience growth as well. Incentives from the Inflation Reduction Act of 2022 are also likely to support repair and remodel demand in 2023, as evidenced by growth in this market of nearly 50% in the three months ended December 31, 2022 compared to the same period in 2021.
Trends in the Construction Industry
Rising inflation and interest rates, as discussed above, began to reduce the demand and affordability of new homes in late 2022. Previously, residential housing demand experienced a rapid recovery after the onset of the COVID-19 pandemic. This quick increase in demand created material shortages, causing inflationary pressure on materials. As a result, we experienced significant price increases on most of the products we install. We anticipate these shortages will partially lessen in 2023 assuming inflationary pressures cause housing demand to lessen. This outlook may change depending on housing demand and the ability of manufacturers to produce adequate supply.
Our operating results may vary based on our product mix and the mix of our end markets among new single-family, multi-family and commercial builders and owners of existing homes. We maintain a mix of business among all types of homebuilders ranging from small custom builders to large regional and national homebuilders as well as a wide range of commercial builders. Net revenue derived from our ten largest homebuilder customers in the United States was approximately 16% for the year ended December 31, 2022. The residential new construction and repair and remodel markets represented approximately 80% of our total net revenue for the year ended December 31, 2022, compared to 83% in the same period in 2021. The remaining portion was attributable to our new distribution businesses and the commercial construction end market.
Cost and Availability of Materials
We typically purchase the materials we use in our business directly from manufacturers. The industry supply of these materials experienced supply shortages in 2022 due to strong demand and effects from the COVID-19 pandemic. In order to meet customer demand during the year, we purchased materials from distributors and home centers at a premium to what we typically would purchase directly from manufacturers, therefore reducing gross profit.
In addition, we experience price increases from our suppliers from time to time, including multiple increases over the last three years caused by supply shortages and general economic inflationary pressures. We have experienced unprecedented increased pricing for fiberglass and foam insulation materials over the last three years but expect manufacturers to slow the pace of price increases in 2023. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations in 2023, to the extent that price increases cannot be passed on to our customers. Our selling price increases were able to support most material cost increases in 2022 but we may have more difficulty raising prices in 2023 if housing demand slows. We will continue to work with our customers to adjust selling prices to offset higher costs as they occur.
Cost of Labor
Our business is labor intensive. As of December 31, 2022, we had approximately 10,300 employees, most of whom work as installers on local construction sites. We expect to spend more to hire, train and retain installers to support our growing business in 2023, as tight labor availability continues within the construction industry. We offer a comprehensive benefits package unlike many of our local competitors, which will increase costs as we hire additional personnel. Our workers’ compensation costs also continue to rise as we increase our coverage for additional personnel. We obtained leverage on our labor costs during the year ended December 31, 2022, compared to 2021 due to increased selling prices per job. However, inflation and market competition could increase these costs in the near-term.
We experienced strong employee retention, turnover and labor efficiency rates in the year ended December 31, 2022. We believe this is partially a result of various programs meant to benefit our employees, including our financial wellness plan, longevity stock compensation plan for employees and assistance from the Installed Building Products Foundation meant to benefit our employees, their families and their communities. While improved retention drives lower costs to recruit and train new employees, resulting in greater installer productivity, these improvements are somewhat offset by the additional costs of these incentives.
COVID-19 Impacts
The COVID-19 pandemic has caused significant volatility, uncertainty and economic disruption. As the pandemic continues to move towards the endemic stage, the full extent and scope of the impact on our business and industry, as well as national, regional and global markets and economies, depends on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic, additional government actions taken in response to the pandemic, the impact on construction activity and demand for homes (based on employment levels, consumer spending and consumer confidence). The fast recovery in residential housing demand helped offset prolonged impacts of the pandemic already experienced. However, we have experienced supply constraints and material price increases ultimately stemming from the effects of the pandemic across most of the products we install or sell, which could continue into 2023.
In the commercial sector, we have experienced some impact to our commercial business from the pandemic, mainly in the form of project start delays and other inefficiencies. In the future, certain large-scale infrastructure programs may be at risk if the need for such structures decline, project funding declines or as consumer behaviors change in the wake of COVID-19 disruptions to the economy and changes to our general ways of life. For example, reduced demand for office buildings and/or educational facilities, decreased airport traffic, or decreased usage of sports arenas or similar commercial structures could impact our commercial end market. We continue to evaluate the nature and extent of the COVID-19 pandemic’s impact on our financial condition, results of operations and cash flows.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES Act") was signed into law. The CARES Act provides numerous tax provision and other stimulus measures. We benefited from the temporary suspension of the employer portion of Social Security taxes by deferring $20.7 million of payments in 2020. We have since paid back these deferrals, including paying 50% back in the year ended December 31, 2022. It is important to note that this does not impact the timing of the expense, only the timing of the payment.
Environmental, Social and Governance, Climate Change and Other Factors
According to the Office of Energy Efficiency & Renewable Energy, over $400 billion is spent each year to power homes and commercial structures that consume 75% of all electricity used in the United States and 40% of the nation’s total energy. As a result, U.S. buildings account for 35% of the U.S. carbon dioxide emissions that drive the climate crisis. Insulation is a critical component in the construction of homes and commercial structures. Installing insulation also helps increase energy conservation because it is the best way to prevent energy waste in most homes and commercial structures. Beyond our service offerings, we also recognize that as a good corporate citizen, we have a responsibility to support our communities and be stewards of the environment. We have transitioned a large portion of our electricity supply to a carbon-free energy source and entered a national waste management program to increase recycling at our facilities, reducing landfill waste. We continue to work to find new ways to reduce our carbon footprint.
Certain effects of climate change that may cause severe weather events could have a material effect on our operations. Climate change and/or adverse weather conditions such as unusually prolonged cold conditions, rain, blizzards, hurricanes, earthquakes, fires, or other natural disasters could accelerate, delay or halt construction or installation activity or impact our suppliers. The impacts of climate change may subject us to increased costs, regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. Most, if not all, of our locations may be vulnerable to the adverse effects of climate change. Weather is one of the main reasons for annual seasonality cycles of our business, and any adverse weather conditions can enhance this seasonality.
Lastly, we expect our selling and administrative expenses to continue to increase as our business grows, which could impact our future operating profitability.
SEASONALITY
We tend to have higher sales during the second half of the year as our homebuilder customers complete construction of homes placed under contract for sale in the traditionally stronger spring selling season. In addition, some of our larger branches operate in states impacted by winter weather and as such experience a slowdown in construction activity during the first quarter of the calendar year. This winter slowdown contributes to traditionally lower sales and profitability in our first quarter. See Part I, Item 1, Business, of this Form 10-K for further information.
LIQUIDITY AND CAPITAL RESOURCES
Our capital resources primarily consist of cash from operations and borrowings under our various debt agreements and capital equipment leases and loans. As of December 31, 2022, we had cash and cash equivalents of $229.6 million as well as access to $250.0 million under our asset-based lending credit facility (as defined below), less $5.8 million of outstanding letters of credit, resulting in total liquidity of $473.9 million. Our total liquidity is reduced by $1.6 million within our cash and cash equivalents due to a deposit into a trust to serve as additional collateral for our workers' compensation and general liability policies. This amount can be converted to a letter of credit at our discretion and would reduce the availability of our asset-based lending facility (as defined below). Liquidity may also be limited in the future by certain cash collateral limitations under our asset-based credit facility (as defined below), depending on the status of our borrowing base availability.
We experienced unprecedented increases in pricing for fiberglass and foam insulation materials in 2022. Increased market pricing on the materials we purchase has and could continue to impact our results of operations in 2023 due to the higher prices we must pay for materials.
Short-Term Material Cash Requirements
For at least the next twelve months, our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and to meet principal and interest obligations and make required income tax payments. We may also use our resources to fund our optional stock repurchase program and pay quarterly and annual dividends. During 2023, we anticipate discretionary spending for capital improvements and quarterly dividends to approximate 2022 levels of approximately $45.6 million and $36.0 million, respectively, as well as approximately $25.2 million for our annual variable dividend to be paid March 31, 2023. In addition, we expect to use cash and cash equivalents to acquire various companies with at least $100.0 million in aggregate net revenue. The amount of cash paid for an acquisition is dependent on various factors, including the size and determined value of the business being acquired.

Firm commitments for funds include $68.5 million in interest and principals payments on long-term debt obligations including our Senior Notes, Term Loan, notes payable to sellers of acquisitions and vehicles purchased under the Master Loan and Security Agreement, the Master Equipment Agreement and the Master Loan Agreements. Additionally, we maintain certain production vehicles under a finance lease structure which will require $3.0 million in interest and principal payments under current agreements in 2023. We lease certain locations, vehicles and equipment under operating lease agreements that will require $28.9 million in funds over the next twelve months. Finally, we have a product supply agreement with a certain vendor that requires us to purchase a minimum of $27.0 million of inventory in 2023. Payments for income taxes cannot be estimated at this time.
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
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our business needs, commitments and contractual obligations for at least the next 12 months as evidenced by our net positive cash flows from operations for the years ended December 31, 2022, 2021 and 2020. We believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions, but we cannot guarantee that such financing will be available on favorable terms, or at all.
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
Known obligations beyond the next twelve months include $1,036.5 million in interest and principals payments on long-term debt obligations noted above through 2028, as follows (amounts in thousands):

2024	$85,525
2025	72,305
2026	70,169
2027	59,555
Thereafter	810,167
In addition, our finance leases will require $7.0 million in interest and principal payments under current agreements through 2026. Operating lease obligations will require $54.2 million in payments beyond the next twelve months.
Sources and Uses of Cash and Related Trends
Working Capital
We carefully manage our working capital and operating expenses. As of December 31, 2022 and 2021, our working capital, including cash and cash equivalents, was $556.4 million, or 20.8% of net revenue, and $551.7 million, or 28.0% of net revenue, respectively. The increase in working capital year-over-year was driven primarily by accounts receivable increasing $84.5 million resulting from our increased net revenue, and inventories increasing by $33.6 million due to material price inflation, increased selling activity and distribution company acquisitions. These increases were partially offset by a $103.9 million decrease in cash and cash equivalents resulting from the payment of dividends and share repurchases and an increase of $16.5 million in accounts payable primarily due to material price inflation and increased sales volume. We continue to look for opportunities to reduce our working capital as a percentage of net revenue.

The following table presents our cash flows (in thousands):

	Years ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$277,904	$138,314	$180,789
Net cash used in investing activities	$(158,669)	$(278,439)	$(77,794)
Net cash (used in) provided by financing activities	$(223,093)	$242,090	$(49,364)
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
Net cash provided by operating activities increased from 2021 to 2022 primarily due to higher net income due to increased sales. We also received a cash payment of $25.5 million for amending the maturity date of our interest rate swap derivatives.
Cash Flows from Investing Activities
Sources of cash from investing activities consist primarily of proceeds from the sales of property and equipment and, periodically, maturities from short term investments. Cash used in investing activities consists primarily of purchases of property and equipment, payments for acquisitions and, periodically, purchases of short term investments.
Net cash used by investing activities decreased from 2021 to 2022 primarily due to the decrease in payments for acquisitions. We completed three less acquisitions in 2022 compared to 2021, and the size of the acquisitions were generally larger in the year ended December 31, 2021. The amount of cash paid for an acquisition is dependent on various factors, including the size and determined value of the business being acquired. See Note 18, Business Combinations, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for more information regarding our business acquisitions in 2022, 2021 and 2020.
Additionally, total cash used to purchase property and equipment increased in 2022, and we expect to continue to support any increases in future net revenue through further capital expenditures. A majority of these capital expenditures were subsequently reimbursed via various vehicle and equipment notes payable, with related cash inflows shown in cash flows from financing activities.
Cash Flows from Financing Activities
Our sources of cash from financing activities consist of proceeds from the issuance of debt and new vehicle and equipment notes payable. Cash used in financing activities consists primarily of debt repayments, acquisition-related obligations, dividends and stock repurchases.
We had a net use of cash in financing activities in 2022 compared to a net inflow of cash in 2021 primarily due to the proceeds on our Term Loan received in 2021. We did not incur any such significant new borrowings during the year ended December 31, 2022. We also repurchased $137.6 million of common stock during the year ended December 31, 2022 while we did not repurchase any shares under our stock repurchase plan during the year ended December 31, 2021. Our net cash (used in) provided by financing activities during the year ended December 31, 2022 also included the payment of our first variable annual dividend of $26.2 million.
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
Credit Facilities
In February 2022, we amended and extended the term of our asset-based lending credit agreement (the "ABL Credit Agreement"). The ABL Credit Agreement increased the commitment under the asset-based lending credit facility (the "ABL Revolver") to $250 million from $200.0 million, and permits us to further increased the commitment amount up to $300.0 million. The amendment also extends the maturity date from September 26, 2024 to February 17, 2027. The ABL Revolver bears interest at either the base rate or the Secured Overnight Financing Rate ("Term SOFR"), at our election, plus a margin of 0.25% or 0.50% in the case of base rate loans or 1.25% or 1.50% for Term SOFR advances (in each case based on a measure of availability under the ABL Credit Agreement). The amendment also allows for modification of specified fees depend upon achieving certain sustainability targets, in addition to making other modifications to the ABL Credit Agreement. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of December 31, 2022 was $244.2 million.
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
The ABL Credit Agreement contains a financial covenant requiring the satisfaction of a minimum of fixed charge coverage ratio of 1.0x in the event that we do not meet a minimum measure of availability under the ABL Revolver. The ABL Credit Agreement and the Term Loan Agreement contain restrictive covenants that, among other things, limit the ability of the Company and certain of our subsidiaries (subject to certain exceptions) to: (i) incur additional debt and issue preferred stock; (ii) pay dividends on, redeem or repurchase stock in an aggregate amount exceeding the greater of 2.0% of market capitalization per fiscal year or certain applicable restricted payment basket amounts' (iii) prepay subordinated debt; (iv) create liens; (v) make specified types of investments; (vi) apply net proceeds from certain asset sales; (vii) engage in transactions with affiliates; (viii) merge, consolidate or sell substantially all of our assets; and (ix) pay dividends and make other distributions from subsidiaries.
In December 2021, we entered into a new $500 million, seven-year term loan facility due December 2028 (the “Term Loan”) under our credit agreement (the “Term Loan Agreement”), dated as of December 14, 2021 with Royal Bank of Canada as the administrative agent and collateral agent thereunder. The Term Loan amortizes in quarterly principal payments of $1.25 million starting on March 31, 2022, with any remaining unpaid balances due on the maturity date of December 14, 2028. The Term Loan bears interest at either the base rate (which approximates the prime rate) or the Eurodollar rate, plus a margin of (A) 1.25% in the case of base rate loans or (B) 2.25% in the case of Eurodollar rate loans. Proceeds from the Term Loan were used to refinance and repay in full all amounts outstanding under our previous term loan agreement. We intend to use the remaining funds for general corporate purposes, including acquisitions and other growth initiatives. As of December 31, 2022, we had $489.2 million, net of unamortized debt issuance costs, due on our Term Loan.
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

As of December 31, 2022, we were in compliance with all applicable covenants under the Term Loan Agreement, ABL Credit Agreement, and the Senior Notes.
Derivative Instruments
As of December 31, 2022, we had five total interest rate swaps including two forward interest rate swaps. For a summary of notional amounts, maturity dates and interest rates for each of these swaps, see Note 12, Derivatives and Hedging Activities, in Item 8, Financial Statements and Supplementary Data of this Form 10-K. Together, these five swaps serve to hedge $400.0 million of the variable cash flows on our variable rate Term Loan through maturity. The assets and liabilities associated with the forward interest rate swap are included in other current and other non-current assets on the Consolidated Balance Sheets at their fair value amounts as described in Note 10, Fair Value Measurements, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
LIBOR is used as a reference rate for our Term Loan and our interest rate swap agreements we use to hedge our interest rate exposure. For more information on the discontinuance of LIBOR, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk, of this Form 10-K.
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
Total outstanding loan balances relating to our master loan and equipment agreements were $73.0 million and $69.2 million as of December 31, 2022 and 2021, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Consolidated Statements of Operations and Comprehensive Income. See Note 8, Long-Term Debt, in Item 8, Financial Statements and Supplementary Data of this Form 10-K for more information regarding our Master Loan and Security Agreement, Master Equipment Lease Agreement and Master Loan Agreements.
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
The following table summarizes our outstanding bonds, letters of credit and cash-collateral (in thousands):

As of December 31, 2022
Performance bonds	$104,220
Insurance letters of credit and cash collateral	68,475
Permit and license bonds	9,682
Total bonds and letters of credit	$182,377
We have $58.9 million included in our insurance letters of credit in the above table that are unsecured and therefore do not reduce total liquidity. As of December 31, 2022, we have $1.6 million posted into a trust to serve as additional collateral for our workers’ compensation and general liability policies. This collateral can be converted to a letter of credit at our discretion and is therefore not considered to be restricted cash.
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
Revenue recognition
The majority of our revenues are recognized when we complete our contracts with customers to install building products and the control of the promised good or service is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For contracts that are not complete at the reporting date, we recognize revenue over time utilizing a cost-to-cost input method as we believe this represents the best measure of when goods and services are transferred to the customer. When this method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. Under the cost-to-cost method, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and can change throughout the duration of a contract due to contract modifications and other factors impacting job completion. Our cost estimation process is based on the knowledge, significant experience and judgement of project management, finance professionals and operational management to assess a variety of factors to determine revenues on uncompleted contracts. Such factors include historical performance, costs of materials and labor, change orders and the nature of the work to be performed. We generally review and reassess our estimates for each uncompleted contract at least quarterly to reflect the latest reliable information available. Changes in these estimates could favorably or unfavorably impact revenues and their related profits.
Goodwill Impairment
We performed an annual quantitative goodwill impairment test as of October 1, 2022 on our Distribution operating segment which we have determined is also a reporting unit. The estimate of the reporting unit’s fair value was determined by placing a 75% weighting on a discounted cash flow model and a 25% weighting on market-related model using current industry information that involve significant unobservable inputs (Level 3 inputs). Based on the results of this evaluation, we concluded that there were no impairments of goodwill as the estimated fair value exceeded its carrying value. The estimated fair value exceeded the Distribution operating segment's carrying value by 8.6%. A 100 basis point change in the discount rate in our discounted cash flow model using our weighted system would not have resulted in an impairment for our Distribution operating segment, nor would reasonable changes in the weighting of each method. The estimates and assumptions used in the test are subject to uncertainty due to the professional judgments required. We performed a qualitative evaluation for our Installation and Manufacturing operating segments and determined that it was more likely than not that the fair value of these operating segments exceeded their carrying values.
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
We also record contingent consideration liabilities that arise from future earnout payments to the sellers associated with certain acquisitions and are based on predetermined calculations of certain future results. These future payments can require a significant amount of estimation by considering various factors, including business risk and projections. We have used various estimate techniques and also consult with a third party valuation expert in certain instances. The contingent consideration liabilities are measured at fair value by discounting estimated future payments to their net present value.

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
Our largest healthcare plan is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Consolidated Balance Sheets and was $3.8 million and $3.3 million as of December 31, 2022 and 2021, respectively.
We participate in multiple workers’ compensation plans covering a significant portion of our business. Under these plans, we use a high deductible program to cover losses above the deductible amount on a per claim basis. We accrue for the estimated losses occurring from both asserted and unasserted claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of IBNR claims. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. These claims are accounted for based on actuarial estimates of the undiscounted claims, including IBNR. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. As of December 31, 2022 and 2021, we estimated total short-term and long-term known and IBNR claims for workers' compensation to be $23.7 million and $21.4 million, respectively. As of December 31, 2022 and 2021, offsets of these liabilities were $2.3 million and $2.1 million, respectively, with insurance receivables and indemnification assets for claims under fully insured policies or claims that exceeded the stop loss limit.
We also participate in a high retention general liability insurance program and a high deductible auto insurance program. As of December 31, 2022 and 2021, general liability and auto insurance reserves included in other current and long-term liabilities were $25.0 million and $21.9 million, respectively. As of December 31, 2022 and 2021, offsets of these liabilities were $5.3 million and $3.9 million, respectively, with insurance receivables and indemnification assets for claims under fully insured policies or claims that exceeded the stop loss limit.
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
We have not made any material changes in our methodology used to establish our insurance reserves during the years ended December 31, 2022 and 2021, and none of the adjustments to our estimates have been material.
Recent Accounting Pronouncements
For a description of recently issued and/or adopted accounting pronouncements, see Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of December 31, 2022, we had $489.2 million outstanding on the Term Loan, net of unamortized debt issuance costs, no outstanding borrowings on the ABL Revolver and no outstanding borrowings under finance leases subject to variable interest rates. We had three active interest rate swaps which, when combined with our two forward interest rate swaps, serve to hedge $400.0 million of the variable cash flows on our Term Loan until its maturity as of December 31, 2022. As a result, total variable rate debt of $95.0 million was exposed to market risks as of December 31, 2022. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $1.0 million. Our Senior Notes accrued interest at a fixed rate of 5.75%.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We have not entered into and currently do not hold derivatives for trading or speculative purposes.
LIBOR is used as a reference rate for our Term Loan and our interest rate swap agreements we use to hedge our interest rate exposure. In 2017, the Financial Conduct Authority (“FCA”), the authority that regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced in March 2021 its intention to extend the publication of certain LIBOR settings, including the setting we use as a reference rate, to June 2023, and it is unclear whether new methods of calculating LIBOR will be established after that point. Our Term Loan Agreement and interest rate swap agreements include a provision related to the discontinuance of LIBOR to be replaced with one or more Secured Overnight Financing Rate ("SOFR") values or another alternative benchmark rate. However, when LIBOR ceases to exist after June 2023, the interest rates under the alternative rate could be higher than LIBOR. During the year ended December 31, 2022, we adopted ASU 2022-06, Reference Rate Reform: Deferral of the Sunset Date of Topic 848 (Topic 848) which extends the sunset date of previous adopted guidance under ASU 2020-04 to December 31, 2024. The purpose of the guidance is to provide relief for impacted areas as it relates to impending reference rate reform. We elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.
Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Installed Building Products, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Installed Building Products, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Goodwill, Distribution Reporting Unit - Refer to Notes 2 and 7 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves comparing the carrying value of each reporting unit to the estimated fair value of the reporting unit. The Company’s determination of estimated fair value of the reporting unit is determined by considering both the market approach and the income approach. The determination of the estimated fair value requires management to make significant estimates and assumptions related to the valuation of the reporting unit. Changes in these assumptions could have a significant impact on either the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. The Company’s consolidated goodwill balance was $373.6 million as of December 31, 2022, of which $83.9 million was allocated to the Distribution reporting unit, which is the reporting unit that exhibits significant sensitivity to changes in estimates and assumptions given the limited cushion between the carrying value and estimated fair value. As of December 31, 2022, the estimated fair value of the Distribution reporting unit exceeded its carrying value by approximately 8.6%.

We identified the valuation of goodwill for the Distribution reporting unit as a critical audit matter because of the significant assumptions made by management to estimate its fair value. Those assumptions included revenue growth rates, forecasted EBITDA, and the selection of the discount rate. Our performance of audit procedures to evaluate the assumptions required a high degree of auditor judgment and an increased extent of audit effort, including the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to testing the fair value of the Distribution reporting unit focused on revenue growth rates, forecasted EBITDA, and the selection of the discount rate and included the following procedures, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Distribution reporting unit, such as controls related to the revenue growth rates, forecasted EBITDA, and the selection of an appropriate discount rate.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the long-term growth rate, including testing the source information underlying the determination of the long-term growth rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the long-term growth rate selected by management.
•We assessed the reasonableness of management’s forecast by comparing the forecasted revenue growth rates and forecasted EBITDA information used in the Distribution reporting units historical results and internal communications to management and the board of directors, as well as comparing the forecasted revenue growth rates to peer company and industry historical revenue growth rates and forecasts.
•We considered the impact of changes in the regulatory environment on management’s forecasts of the revenue growth rates.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Columbus, Ohio
February 22, 2023
We have served as the Company’s auditor since 2013.

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$229,627	$333,485
Accounts receivable (less allowance for credit losses of $9,549 and $8,717 at December 31, 2022 and 2021, respectively)	397,222	312,767
Inventories	176,629	143,039
Prepaid expenses and other current assets	80,933	70,025
Total current assets	884,411	859,316
Property and equipment, net	118,774	105,933
Operating lease right-of-use assets	76,174	69,871
Goodwill	373,555	322,517
Customer relationships, net	192,328	178,264
Other intangibles, net	91,145	86,157
Other non-current assets	42,545	31,144
Total assets	$1,778,932	$1,653,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$30,983	$30,839
Current maturities of operating lease obligations	26,145	23,224
Current maturities of finance lease obligations	2,508	1,747
Accounts payable	149,186	132,705
Accrued compensation	51,608	50,964
Other current liabilities	67,631	68,090
Total current liabilities	328,061	307,569
Long-term debt	830,171	832,193
Operating lease obligations	49,789	46,075
Finance lease obligations	6,397	3,297
Deferred income taxes	28,458	4,819
Other long-term liabilities	42,557	42,409
Total liabilities	1,285,433	1,236,362
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 33,429,557 and 33,271,659 issued and 28,306,482 and 29,706,401 shares outstanding at December 31, 2022 and 2021, respectively	334	333
Additional paid in capital	228,827	211,430
Retained earnings	513,095	352,543
Treasury stock; at cost: 5,123,075 and 3,565,258 shares at December 31, 2022 and 2021, respectively	(289,317)	(147,239)
Accumulated other comprehensive income (loss)	40,560	(227)
Total stockholders’ equity	493,499	416,840
Total liabilities and stockholders’ equity	$1,778,932	$1,653,202
See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	Years ended December 31,
	2022	2021	2020
Net revenue	$2,669,844	$1,968,650	$1,653,225
Cost of sales	1,842,060	1,379,131	1,143,251
Gross profit	827,784	589,519	509,974
Operating expenses
Selling	119,031	93,204	81,613
Administrative	335,688	272,391	238,147
Gains on acquisition earnouts	(16,109)	(1,035)	(188)
Amortization	43,763	37,079	28,535
Operating income	345,411	187,880	161,867
Other expense
Interest expense, net	41,574	32,842	30,291
Other expense (income)	530	(437)	399
Income before income taxes	303,307	155,475	131,177
Income tax provision	79,879	36,712	33,938
Net income	$223,428	$118,763	$97,239
Other comprehensive gain (loss), net of tax:
Net change in cash flow hedges, net of tax (provision) benefit of $(14,381), $(2,773) and $550 for the twelve months ended December 31, 2022, 2021 and 2020, respectively	40,787	8,536	(1,620)
Comprehensive income	$264,215	$127,299	$95,619
Earnings Per Share:
Basic	$7.78	$4.04	$3.30
Diluted	$7.74	$4.01	$3.27
Weighted average shares outstanding:
Basic	28,708,166	29,367,676	29,504,115
Diluted	28,869,501	29,628,527	29,717,609

Cash dividends declared per share	$2.16	$1.20	$—
See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—January 1, 2020	32,871,504	$329	$190,230	$173,371	(2,855,164)	$(106,756)	$(7,143)	$250,031
Net income				97,239				97,239
Cumulative effect of accounting change				(1,190)				(1,190)
Issuance of common stock awards to employees	264,004	2	(2)					—
Surrender of common stock awards					(30,223)	(973)		(973)
Share-based compensation expense			9,286					9,286
Share-based compensation issued to directors	6,371		333					333
Common stock repurchase					(633,220)	(33,924)		(33,924)
Net change in cash flow hedges, net of tax							(1,620)	(1,620)
BALANCE—January 1, 2021	33,141,879	$331	$199,847	$269,420	(3,518,607)	$(141,653)	$(8,763)	$319,182
Net income				118,763				118,763
Issuance of common stock awards to employees	125,550	2	(2)					—
Surrender of common stock awards					(46,651)	(5,586)		(5,586)
Share-based compensation expense			11,118					11,118
Share-based compensation issued to directors	4,230		467					467
Dividends Declared ( $1.20 per share)				(35,640)				(35,640)
Net change in cash flow hedges, net of tax							8,536	8,536
BALANCE—January 1, 2022	33,271,659	$333	$211,430	$352,543	(3,565,258)	$(147,239)	$(227)	$416,840
Net income				223,428				223,428
Issuance of common stock awards to employees	112,389	1	(1)					—
Surrender of common stock awards					(55,183)	(4,522)		(4,522)
Share-based compensation expense			12,851					12,851
Share-based compensation issued to directors	6,305		547					547
Issuance of awards previously classified as liability awards	39,204		4,000					4,000
Dividends Declared ($2.16 per share)				(62,876)				(62,876)
Common stock repurchase					(1,502,634)	(137,556)		(137,556)
Net change in cash flow hedges, net of tax							40,787	40,787
BALANCE—December 31, 2022	33,429,557	$334	$228,827	$513,095	(5,123,075)	$(289,317)	$40,560	$493,499

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$223,428	$118,763	$97,239
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	47,283	43,562	41,339
Amortization of operating lease right-of-use assets	26,631	22,258	18,122
Amortization of intangibles	43,763	37,079	28,535
Amortization of deferred financing costs and debt discount	1,912	1,354	1,332
Provision for credit losses	4,129	2,227	4,444
Write-off of debt issuance costs	—	1,767	—
Gain on sale of property and equipment	(1,419)	(1,840)	(786)
Noncash stock compensation	13,816	13,752	10,826
Gains on acquisition earnouts	(16,109)	(1,035)	(188)
Deferred income taxes	7,066	(438)	(8,475)
Other, net	(91)	3,223	1,326
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(76,486)	(16,775)	(10,489)
Inventories	(16,495)	(54,003)	187
Proceeds from termination of interest rate swap agreements	25,462	—	—
Other assets	(2,586)	(19,885)	(870)
Accounts payable	9,623	26,424	(203)
Income taxes receivable/payable	3,207	(4,403)	4,296
Other liabilities	(15,230)	(33,716)	(5,846)
Net cash provided by operating activities	277,904	138,314	180,789
Cash flows from investing activities
Purchases of investments	(344,388)	—	(776)
Maturities of short term investments	345,000	—	38,693
Purchases of property and equipment	(45,646)	(36,979)	(33,587)
Acquisitions of businesses, net of cash acquired of $523, $1,707 and $0 in 2022, 2021 and 2020, respectively	(113,536)	(241,308)	(76,446)
Proceeds from sale of property and equipment	1,958	2,694	1,187
Other	(2,057)	(2,846)	(6,865)
Net cash used in investing activities	$(158,669)	$(278,439)	$(77,794)

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Years ended December 31,
	2022	2021	2020
Cash flows from financing activities
Proceeds from term loan (Note 8)	$—	$500,000	$—
Payments on term loan (Note 8)	(5,000)	(200,000)	—
Proceeds from vehicle and equipment notes payable	30,940	27,834	21,290
Debt issuance costs	(655)	(7,520)	(157)
Principal payments on long-term debt	(30,173)	(26,301)	(26,685)
Principal payments on finance lease obligations	(2,306)	(2,125)	(2,632)
Acquisition-related obligations	(11,150)	(8,918)	(6,283)
Dividends paid	(62,671)	(35,294)	—
Repurchase of common stock	(137,556)	—	(33,924)
Surrender of common stock awards by employees	(4,522)	(5,586)	(973)
Net cash (used in) provided by financing activities	(223,093)	242,090	(49,364)
Net change in cash and cash equivalents	(103,858)	101,965	53,631
Cash and cash equivalents at beginning of period	333,485	231,520	177,889
Cash and cash equivalents at end of period	$229,627	$333,485	$231,520
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$40,278	$25,976	$26,324
Income taxes, net of refunds	69,076	39,241	37,072
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease obligations	$32,677	$38,084	$26,001
Release of indemnification of acquisition-related debt	980	2,036	—
Property and equipment obtained in exchange for finance lease obligations	6,241	2,735	1,000
Seller obligations in connection with acquisition of businesses	26,978	29,169	14,086
Unpaid purchases of property and equipment included in accounts payable	935	441	1,013
See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION
Installed Building Products (“IBP”), a Delaware corporation formed on October 28, 2011, and its wholly-owned subsidiaries (collectively referred to as the “Company,” and “we,” “us” and “our”) primarily install insulation, waterproofing, fire-stopping, fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving and mirrors and other products for residential and commercial builders located in the continental United States. The Company operates in over 230 locations and its corporate office is located in Columbus, Ohio.
In the first quarter of 2022, we realigned our operating segments to reflect recent changes in our business. We have three operating segments consisting of our Installation, Manufacturing and Distribution operations. See Note 11, Information on Segments, for further information.
The vast majority of our sales originate from our one reportable segment, Installation. Substantially all of our Installation segment sales are derived from the service-based installation of various products in the residential new construction, repair and remodel and commercial construction end markets from our national network of branch locations. Each of our installation branches has the capacity to serve all of our end markets. See Note 3, Revenue Recognition, for information on our revenues by product and end market.
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
Reclassifications
The change in reportable segments described in Note 1, Organization and Note 11, Information on Segments, requires certain prior year disclosures in Note 3, Revenue Recognition and Note 7, Goodwill and Intangibles to be recast to conform to the current year presentation. We expanded the presentation of our administrative operating expenses to separately present our gains on acquisition earnouts in the Consolidated Statements of Operation and Comprehensive Income in this Form 10-K. This expansion resulted in the presentation of $1.0 million and $0.2 million of gains on acquisition earnouts for the years ended December 31, 2021 and 2020, respectively, and a corresponding increase in administrative operating expenses as compared to the Form 10-K for the previous two years.
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
Revenue and Cost Recognition
Our revenues are disaggregated between our Installation reportable segment and our Other category which includes our Manufacturing and Distribution operating segments. The reconciliation of the disaggregation of revenue is included in Note 11, Information on Segments.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We generally expense all sales commissions and other incremental costs of obtaining a contract when incurred because the amortization period is usually one year or less. Sales commissions are recorded within selling expenses on the Consolidated Statements of Operations and Comprehensive Income.
We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
Derivative Instruments and Hedging Activities
We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting. See Note 12, Derivatives and Hedging Activities, for additional information on our accounting policy for derivative instruments and hedging activities.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Business Combinations
The purchase price for business combinations is allocated to the estimated fair values of acquired tangible and intangible assets, including goodwill and assumed liabilities, where applicable. Additionally, we recognize customer relationships, trademarks and trade names, backlog and non-competition agreements as identifiable intangible assets. These assets are recorded at fair value as of the transaction date. The fair value of these intangibles is determined using either the income approach or the market approach using current industry information which involves significant unobservable inputs (Level 3 inputs). These inputs include projected sales, margin and tax rate. Contingent consideration is recorded at fair value at the acquisition date and any subsequent adjustments to these fair values would be recorded in earnings.
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
Retainage receivables represent the amount retained by our customers to ensure the quality of the installation and is received after satisfactory completion of each installation project. Management regularly reviews aging of retainage receivables and changes in payment trends and records an allowance when collection of amounts due are considered at risk. Amounts retained by project owners under construction contracts and included in accounts receivable were $49.8 million and $40.5 million as of December 31, 2022 and 2021, respectively. In addition, as of December 31, 2022 and 2021, $1.0 million and $0.5 million of long-term retainage receivables were recorded in other non-current assets, respectively.
Accounts receivable are presented net of our allowance for credit losses. Credit losses are measured according to ASC 326, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” We consider multiple factors to estimate expected credit losses for financial instruments, including trade receivables, retainage receivables and contract assets (unbilled receivables).
Our expected loss allowance methodology for accounts receivable is developed using historical losses, current economic conditions and current credit quality. We perform ongoing evaluations of our existing and potential customer’s creditworthiness. See Note 4, Credit Losses, for additional information.
Concentration of Credit Risk
Credit risk is our risk of financial loss from the non-performance of a contractual obligation on the part of our counterparty. Such risk arises principally from our receivables from customers and cash and bank balances. Substantially all of our trade accounts receivable are from entities engaged in residential and commercial construction. We perform periodic credit evaluations of our customers’ financial condition. The general credit risk of our counterparties is not considered to be significant. In addition, no individual customer made up more than 3% of accounts receivable or 5% of net revenue for the years ended December 31, 2022, 2021 and 2020.
Inventories
Inventories consist of insulation, waterproofing materials, fireproofing and fire-stopping materials, garage doors, rain gutters, window blinds, shower doors, mirrors, closet shelving and other products. We value inventory at each balance sheet date to ensure that it is carried at the lower of cost or net realizable value with cost determined using the first-in, first-out (“FIFO”) method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. As of December 31, 2022 and 2021, substantially all inventory was finished goods. Inventory provisions are recorded to reduce inventory to the lower of cost or net realizable value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage, and specific identification of items such as product discontinuance, engineering/material changes, or regulatory-related changes.

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
Major renewals and improvements are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded. These assets are regularly review for possible impairment if there are indicators that their carrying amounts are not recoverable.
Goodwill
Goodwill results from business combinations and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Annually, on October 1, or if conditions indicate an earlier review is necessary, we perform our goodwill impairment testing to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As described in Note 1, Organization and Note 11, Information on Segments, we realigned our operating segments in 2022 to reflect recent changes in our business. We have determined that our reporting units are at the operating segment level.
The estimate of a reporting unit’s fair value is determined by weighting a discounted cash flow model and a market-related model using current industry information that involve significant unobservable inputs (Level 3 inputs). In determining the estimated future cash flow, we consider and apply certain estimates and judgments using our historical knowledge, external valuation experts, current market trends and other information. These estimates and judgements include current and projected future levels of income based on management’s plans, business trends, prospects, market and economic conditions and market-participant considerations. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to each reporting unit.
Impairment of Other Intangible and Long-Lived Assets
Other intangible assets consist of customer relationships, backlog, non-competition agreements and business trademarks and trade names. Amortization of finite lived intangible assets is recorded to reflect the pattern of economic benefits based on projected revenues over their respective estimated useful lives (customer relationships – eight to 15 years, backlog – 12 to 36 months, non-competition agreements – one to five years and business trademarks and trade names – two to 15 years). We do not have any indefinite-lived intangible assets other than goodwill.
We review long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair net realizable value less cost to sell at the date management commits to a plan of disposal. There was no impairment loss for the years ended December 31, 2022, 2021, and 2020.
Other Liabilities
Our workers’ compensation insurance program, for a significant portion of our business, is considered a high deductible program whereby we are responsible for the cost of claims under approximately $0.8 million. Our general liability insurance program is considered a high retention program whereby we are responsible for the cost of claims up to approximately $5.0 million, subject to an aggregate cap of $10.0 million. Our vehicle liability insurance program is considered a high deductible program whereby we are responsible for the cost of claims under approximately $1.0 million. In each case, if we do not pay these claims, our insurance carriers are required to make these payments to the claimants on our behalf. The liabilities represent our best estimate of our costs, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through December 31, 2022 and 2021. We establish case reserves for reported claims using case-basis evaluation of the underlying claims data and we update as information becomes known. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

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
Treasury Stock
Repurchases of our common stock are recorded at cost and classified as Treasury Stock on our Consolidated Balance Sheets. As of December 31, 2022, we have not re-issued any of our treasury stock, but may do so periodically.
Advertising Costs
Advertising costs are generally expensed as incurred. Advertising expense was approximately $4.9 million, $4.6 million, and $3.9 million for the years ended December 31, 2022 2021 and 2020, respectively. These costs are included in selling expense on the Consolidated Statements of Operations and Comprehensive Income.
Deferred Financing Costs
Deferred financing costs and debt issuance costs combined, totaling $10.2 million and $11.4 million, net of accumulated amortization as of December 31, 2022 and 2021, respectively, are amortized over the term of the related debt on a straight-line basis which approximates the effective interest method. The deferred financing costs are included in other non-current assets while the debt issuance costs are included in long-term debt on the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively. The related amortization expense of these costs combined was $1.9 million, $1.4 million and $1.3 million and is included in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, respectively.
We wrote off $0.2 million in previously capitalized loan costs during the year ended December 31, 2021. In addition, we expensed loan costs of approximately $1.6 million for the year ended December 31, 2021 associated with our credit facilities because they did not meet the requirements for capitalization. We had no such write offs or expenses during the years ended December 31, 2022 or 2020. These amounts are included in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income. We also had $0.7 million and $7.5 million in new costs associated with the debt-related financing transactions incurred during the years ended December 31, 2022 and 2021. The deferred financing costs are included in other non-current assets while the debt issuance costs are included in long-term debt on the Consolidated Balance Sheets. These costs are amortized over the term of the related debt on a straight-line basis which approximates the effective interest method.
For additional information on our debt instruments, see Note 8, Long-Term Debt.
Leases
Leases are measured according to ASC 842, “Leases,” which requires substantially all leases, with the exception of leases with a term of one year or less, to be recorded as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use asset. ASC 842 also requires disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Estimated Fair Value of Financial Instruments
See Note 10, Fair Value Measurements, for related accounting policies.
Recently Adopted Accounting Pronouncements

Standard	Effective Date	Adoption
ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848	December 21, 2022
This pronouncement amends ASU 2020-04 which provides temporary optional expedients and exceptions to certain transactions affected by reference rate reform. ASU 2022-06 defers the sunset date of applying ASU 2020-04 to December 31, 2024. We continue to evaluate whether to apply the optional guidance on an ongoing basis but do not expect it to have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
We are currently evaluating the impact of certain ASUs on our Consolidated Financial Statements or Notes to Consolidated Financial Statements, which are described below:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2021-08, Business Combinations (Topic 805): Accounting for contract assets and contract liabilities from contracts with customers	This pronouncement amends Topic 805 to require an acquirer to account for revenue contracts in a business combination in accordance with Topic 606 as if the acquirer had originated the contracts.	Annual periods beginning after December 15, 2022, including interim periods therein. Early adoption is permitted.	The Company will adopt and apply the guidance as prescribe by this ASU to future business combinations that occur after the effective date. This will not materially affect our consolidated financial statements.

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

	Years ended December 31,
	2022		2021		2020
Residential new construction	$1,980,253	74%	$1,488,674	76%	$1,230,955	75%
Repair and remodel	151,761	6%	121,594	6%	106,486	6%
Commercial	381,543	14%	331,275	17%	298,920	18%
Net revenue, Installation	$2,513,557	94%	$1,941,543	99%	$1,636,361	99%
Other (1)	156,287	6%	27,107	1%	16,864	1%
Net revenue, as reported	$2,669,844	100%	$1,968,650	100%	$1,653,225	100%

	Years ended December 31,
	2022		2021		2020
Insulation	$1,611,037	61%	$1,235,583	63%	$1,041,453	63%
Shower doors, shelving and mirrors	172,979	7%	138,797	7%	117,131	7%
Garage doors	168,800	6%	108,675	6%	93,516	6%
Waterproofing	124,808	5%	130,924	6%	122,962	7%
Rain gutters	114,022	4%	86,406	4%	62,672	4%
Fireproofing/firestopping	63,498	2%	59,381	3%	49,648	3%
Window blinds	61,295	2%	50,255	3%	46,984	3%
Other building products	197,118	7%	131,522	7%	101,995	6%
Net revenues, Installation	$2,513,557	94%	$1,941,543	99%	$1,636,361	99%
Other (1)	156,287	6%	27,107	1%	16,864	1%
Net revenue, as reported	$2,669,844	100%	$1,968,650	100%	$1,653,225	100%
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
Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in thousands):

	As of December 31,
	2022	2021
Contract assets	$29,431	$32,679
Contract liabilities	(18,884)	(14,153)

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Uncompleted contracts were as follows (in thousands):

	As of December 31,
	2022	2021
Costs incurred on uncompleted contracts	$273,788	$206,050
Estimated earnings	114,781	106,163
Total	388,569	312,213
Less: Billings to date	368,009	285,978
Net under billings	$20,560	$26,235
Net under billings were as follows (in thousands):

	As of December 31,
	2022	2021
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$29,431	$32,679
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(8,871)	(6,444)
Net under billings	$20,560	$26,235
The difference between contract assets and contract liabilities as of December 31, 2022 compared to December 31, 2021 is primarily the result of timing differences between our performance of obligations under contracts and customer payments and billings. During the year ended December 31, 2022, we recognized $13.7 million of revenue that was included in the contract liability balance at December 31, 2021. We did not recognize any impairment losses on our receivables and contract assets during the years ended December 31, 2022 and 2021.
Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $162.3 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

NOTE 4 – CREDIT LOSSES
We account for credit losses under ASC 326 using an expected credit loss impairment model for financial instruments, including trade receivables, retainage receivables and contract assets (unbilled receivables). We consider information such as historical experience, present economic conditions and other relevant factors management considers relevant to estimate expected credit losses.
Upon adoption of ASC 326 on January 1, 2020 under the modified retrospective approach, we recorded a cumulative effect adjustment to retained earnings of $1.2 million, net of $0.4 million of income taxes, on the opening consolidated balance sheet as of January 1, 2020. The adoption of the credit loss standard had no impact to cash from or used in operating, financing or investing activities on our consolidated cash flow statements.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in our allowance for credit losses were as follows (in thousands):

January 1, 2020	$6,878
Cumulative effect of change in accounting principle	1,600
Current period provision	4,444
Recoveries collected and additions	503
Amounts written off	(4,636)
December 31, 2020	$8,789
Current period provision	2,227
Recoveries collected and additions	574
Amounts written off	(2,873)
December 31, 2021	$8,717
Current period provision	4,129
Recoveries collected and additions	334
Amounts written off	(3,631)
December 31, 2022	$9,549
NOTE 5 – CASH AND CASH EQUIVALENTS
Cash and cash equivalents include highly liquid instruments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase. These instruments amounted to $191.9 million and $258.1 million as of December 31, 2022 and 2021, respectively. See Note 10, Fair Value Measurements, for additional information.
NOTE 6 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2022	2021
Land	$108	$108
Buildings	3,901	3,901
Leasehold improvements	12,620	10,935
Furniture, fixtures and equipment	74,175	64,556
Vehicles and equipment	287,336	248,848
	378,140	328,348
Less: accumulated depreciation and amortization	(259,366)	(222,415)
	$118,774	$105,933
We recorded the following depreciation and amortization expense on our property and equipment, by income statement category (in thousands):

	Years ended December 31,
	2022	2021	2020
Cost of sales	$44,410	$40,938	$39,011
Administrative	2,873	2,623	2,328

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – GOODWILL AND INTANGIBLES
Goodwill
In the first quarter of 2022, we changed our operating segments to align with recent changes in our business, resulting in three operating segments: Installation, Manufacturing and Distribution. Our Installation operating segment remains our one reportable segment and our Manufacturing and Distribution operating segments are combined into our Other category. We also determined that our reporting units are at the operating segment level. See Note 11, Information on Segments, for additional details about our change in segment structure. Prior to this change, goodwill was combined into one reporting unit as reflected in the table below for the year ended December 31, 2021. Effective January 1, 2022, we reassigned our goodwill to each of our three reporting units using a relative fair value approach.
The change in carrying amount of goodwill by reportable segment for the year ended December 31, 2021 was as follows (in thousands):

Installation
Goodwill (gross) - January 1, 2021	$286,874
Business combinations	105,617
Other additions	30
Goodwill (gross) - December 31, 2021	392,521
Accumulated impairment losses	(70,004)
Goodwill (net) - December 31, 2021	$322,517
The change in carrying amount of goodwill by reportable segment after the assignment of goodwill as noted above for the year ended December 31, 2022 was as follows (in thousands):

	Installation	Other	Consolidated
Goodwill (gross) - January 1, 2022, after change in reporting units	$331,782	$60,739	$392,521
Business combinations	21,700	27,594	49,294
Other additions	1,744	—	1,744
Goodwill (gross) - December 31, 2022	355,226	88,333	443,559
Accumulated impairment losses	(70,004)	—	(70,004)
Goodwill (net) - December 31, 2022	$285,222	$88,333	$373,555
Other additions for the Installation segment included in the above table for the year ended December 31, 2022 include an adjustment to a prior year acquisition still within its measurement period of approximately $1.6 million. We also made other minor adjustments for the allocation of certain acquisitions still under measurement which are included as other additions in the above table for the Installation segment for the years ended December 31, 2022 and 2021. For additional information regarding changes to goodwill resulting from acquisitions, see Note 18, Business Combinations.
On October 1, 2022, our measurement date, we tested goodwill for impairment by reporting unit. We have the option to either assess goodwill for impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value is less than its carrying value, or to bypass the qualitative evaluation and perform a quantitative assessment. For the Installation and Manufacturing reporting units, we performed a one-step qualitative assessment in conformity with generally accepted accounting principles and determined that no impairment of goodwill was required. We considered the impacts of the COVID-19 pandemic in our analysis and concluded there were no associated impairment indicators. We performed a quantitative assessment for our Distribution reporting unit. This assessment determined the fair value of the distribution reporting unit by weighting a discounted cash flow model and a market-related model in consultation with an external valuation expert. Upon comparison of the calculated fair value to the carrying value of the reporting unit, it was determined no impairment of goodwill needed to be recognized for the year ended December 31, 2022. In addition, no impairment of goodwill was recognized for the years ended December 31, 2021 or 2020. Accumulated impairment losses included within the above table were incurred over multiple periods, with the latest impairment charge being recorded during the year ended December 31, 2010. These accumulated losses were assigned to our Installation reporting unit.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangibles, net
The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in thousands):

	As of December 31,
	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$338,050	$145,722	$192,328	$292,113	$113,849	$178,264
Covenants not-to-compete	30,899	20,086	10,813	27,717	16,471	11,246
Trademarks and tradenames	119,612	39,638	79,974	103,007	32,623	70,384
Backlog	20,815	20,457	358	23,724	19,197	4,527
	$509,376	$225,903	$283,473	$446,561	$182,140	$264,421

We recorded no intangible asset impairment loss for the years ended December 31, 2022, 2021 and 2020.
The gross carrying amount of intangibles increased approximately $62.8 million and $130.1 million during the years ended December 31, 2022 and 2021, respectively. Intangibles associated with business combinations accounted for approximately $65.1 million and $130.0 million of the increases during the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, there was a measurement period adjustment for a prior year acquisition that decreased gross intangibles by $3.0 million. For more information, see Note 18, Business Combinations. Amortization expense on intangible assets totaled approximately $43.8 million, $37.1 million, and $28.5 million during the years ended December 31, 2022, 2021 and 2020, respectively. Remaining estimated aggregate annual amortization expense is as follows (in thousands):

2023	$42,460
2024	38,366
2025	32,961
2026	29,010
2027	24,724
Thereafter	115,952
NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	As of December 31,
	2022	2021
Senior Notes due 2028, net of unamortized debt issuance costs of $3,036 and $3,633, respectively	$296,964	$296,367
Term loan, net of unamortized debt issuance costs of $5,767 and $6,735, respectively	489,233	493,265
Vehicle and equipment notes, maturing through December 2027; payable in various monthly installments, including interest rates ranging from 1.9% to 6.1%	72,984	69,228
Various notes payable, maturing through April 2025; payable in various monthly installments, including interest rates ranging from 2.0% to 5.0%	1,973	4,172
	861,154	863,032
Less: current maturities	(30,983)	(30,839)
Long-term debt, less current maturities	$830,171	$832,193

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Remaining required repayments of debt principal, gross of unamortized debt issuance costs, as of December 31, 2022 are as follows (in thousands):

2023	$30,983
2024	25,570
2025	19,630
2026	14,576
2027	9,198
Thereafter	770,000
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
Credit Facilities
In February 2022, we amended and extended the term of our asset-based lending credit agreement (the "ABL Credit Agreement"). The ABL Credit Agreement increased the commitment under the asset-based lending credit facility (the "ABL Revolver") to $250 million from $200.0 million, and permits us to further increased the commitment amount up to $300.0 million. The amendment also extends the maturity date from September 26, 2024 to February 17, 2027. The ABL Revolver bears interest at either the base rate or the Secured Overnight Financing Rate ("Term SOFR"), at our election, plus a margin of 0.25% or 0.50% in the case of base rate loans or 1.25% or 1.50% for Term SOFR advances (in each case based on a measure of availability under the ABL Credit Agreement). The amendment also allows for modification of specified fees depend upon achieving certain sustainability targets, in addition to making other modifications to the ABL Credit Agreement. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of December 31, 2022 was $244.2 million.
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
The ABL Credit Agreement contains a financial covenant requiring the satisfaction of a minimum of fixed charge coverage ratio of 1.0x in the event that we do not meet a minimum measure of availability under the ABL Revolver. The ABL Credit Agreement and the Term Loan Agreement contain restrictive covenants that, among other things, limit the ability of the Company and certain of our subsidiaries (subject to certain exceptions) to: (i) incur additional debt and issue preferred stock; (ii) pay dividends on, redeem or repurchase stock in an aggregate amount exceeding the greater of 2.0% of market capitalization per fiscal year or certain applicable restricted payment basket amounts' (iii) prepay subordinated debt; (iv) create liens; (v) make specified types of investments; (vi) apply net proceeds from certain asset sales; (vii) engage in transactions with affiliates; (viii) merge, consolidate or sell substantially all of our assets; and (ix) pay dividends and make other distributions from subsidiaries.
In December 2021, we entered into a new $500 million, seven-year term loan facility due December 2028 (the “Term Loan”) under our credit agreement (the “Term Loan Agreement”), dated as of December 14, 2021 with Royal Bank of Canada as the administrative agent and collateral agent thereunder. The Term Loan amortizes in quarterly principal payments of $1.25 million starting on March 31, 2022, with any remaining unpaid balances due on the maturity date of December 14, 2028. The Term Loan bears interest at either the base rate (which approximates the prime rate) or the Eurodollar rate, plus a margin of (A) 1.25% in the case of base rate loans or (B) 2.25% in the case of Eurodollar rate loans. Proceeds from the Term Loan were used

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to refinance and repay in full all amounts outstanding under our previous term loan agreement. We intend to use the remaining funds for general corporate purposes, including acquisitions and other growth initiatives. As of December 31, 2022, we had $489.2 million, net of unamortized debt issuance costs, due on our Term Loan.
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
Total outstanding loan balances relating to our master loan and equipment agreements were $73.0 million and $69.2 million as of December 31, 2022 and 2021, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Consolidated Statements of Operations and Comprehensive Income.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheet:

(in thousands)	Classification	As of December 31,
		2022	2021
Assets
Non-Current
Operating	Operating lease right-of-use assets	$76,174	$69,871
Finance	Property and equipment, net	8,928	5,266
Total lease assets		$85,102	$75,137
Liabilities
Current
Operating	Current maturities of operating lease obligations	$26,145	$23,224
Financing	Current maturities of finance lease obligations	2,508	1,747
Non-Current
Operating	Operating lease obligations	49,789	46,075
Financing	Finance lease obligations	6,397	3,297
Total lease liabilities		$84,839	$74,343

Weighted-average remaining lease term
Operating leases	4.0 years	4.3 years
Finance leases	3.6 years	3.3 years
Weighted-average discount rate
Operating leases	4.41%	3.38%
Finance leases	5.76%	4.96%
Lease Costs
The table below presents certain information related to the lease costs for finance and operating leases during 2022, 2021 and 2020:

		Years ended December 31,
(in thousands)	Classification	2022	2021	2020
Operating lease cost (1)	Administrative	$33,158	$27,357	$23,454
Finance lease cost
Amortization of leased assets (2)	Cost of sales	3,241	3,083	3,645
Interest on finance lease obligations	Interest expense, net	324	218	268
Total lease costs		$36,723	$30,658	$27,367

(1)Includes variable lease costs of $3.7 million, $3.0 million and $2.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, and short-term lease costs of $1.1 million, $1.1 million and $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Includes variable lease costs of $0.7 million for each of the three years ended December 31, 2022, 2021 and 2020, respectively.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Information
The table below presents supplemental cash flow information related to leases during 2022, 2021 and 2020:

	Years ended December 31,
(in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$27,710	$22,930	$19,668
Operating cash flows for finance leases	324	218	268
Financing cash flows for finance leases	2,306	2,125	2,632
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Consolidated Balance Sheet as of December 31, 2022:

	Finance Leases	Operating Leases
(in thousands)		Related Party	Other	Total Operating
2023	$2,954	$1,421	$27,512	$28,933
2024	2,438	1,175	19,222	20,397
2025	2,075	1,017	12,837	13,854
2026	1,745		9,114	9,114
2027	774	—	5,252	5,252
Thereafter	—	—	5,559	5,559
Total minimum lease payments	9,986	$3,613	$79,496	83,109
Less: Amounts representing executory costs	(6)			—
Less: Amounts representing interest	(1,075)			(7,175)
Present value of future minimum lease payments	8,905			75,934
Less: Current obligation under leases	(2,508)			(26,145)
Long-term lease obligations	$6,397			$49,789
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of December 31, 2022 and 2021 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During each of the years ended December 31, 2022, 2021 and 2020, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.
Estimated Fair Value of Financial Instruments
Accounts receivable, accounts payable and accrued liabilities as of December 31, 2022 and 2021 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of certain long-term debt, including the Term Loan and ABL Revolver as of December 31, 2022 and 2021, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of our operating lease right-of-use assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of December 31, 2022 and 2021. All debt classifications represent Level 2 fair value measurements. Derivative financial instruments are measured at fair value based on observable market information and appropriate valuation methods.
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
The fair values of financial assets and liabilities that are recorded at fair value in the Consolidated Balance Sheets and not described above were as follows (in thousands):

	As of December 31, 2022				As of December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$191,881	$191,881	$—	$—	$258,055	$258,055	$—	$—
Derivative financial instruments	38,671	—	38,671	—	14,830	—	14,830	—
Total financial assets	$230,552	$191,881	$38,671	$—	$272,885	$258,055	$14,830	$—
Financial liabilities:
Contingent consideration	$1,858	$—	$—	$1,858	$11,170	$—	$—	$11,170
Derivative financial instruments	—	—	—	—	1,937	—	1,937	—
Total financial liabilities	$1,858	$—	$—	$1,858	$13,107	$—	$1,937	$11,170
See Note 5, Cash and Cash Equivalents, for more information on cash equivalents included in the table above. Also see Note 12, Derivatives and Hedging Activities, for more information on derivative financial instruments.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The change in fair value of the contingent consideration (a Level 3 input) was as follows (in thousands):

Contingent consideration liability—January 1, 2022	$11,170
Preliminary purchase price	15,039
Fair value adjustments	(994)
Accretion in value	743
Gains on acquisition earnouts	(16,109)
Settlement adjustments	(505)
Amounts paid to sellers	(7,486)
Contingent consideration liability—December 31, 2022	$1,858
The gains on acquisition earnouts in the above table include a $15.1 million gain that occurred in the fourth quarter on an earnout that was determined to no longer be probable of payment as a result of revised earnout target expectations. The earnout related to one of our 2022 acquisitions and is included within gains on acquisition earnouts in operating expenses on the Consolidated Statements of Operations and Comprehensive Income. See Note 18, Business Combinations, for further information. The accretion in value of contingent consideration liabilities is included within administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
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

	As of December 31, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes (1)	$300,000	$270,993	$300,000	$311,028
(1)Excludes the impact of unamortized debt issuance costs.
Also see Note 8, Long-Term Debt, for more information on our Senior Notes.
NOTE 11 - INFORMATION ON SEGMENTS
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
The Installation reportable segment includes substantially all of our net revenue from services while net revenue included in the Other category includes substantially all of our net revenue from sales of products. The intercompany sales from the Other category to the Installation reportable segment include a profit margin while our Installation segment records these transactions at cost. These transactions are shown in the Eliminations column in the tables below.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The key metrics used to assess the performance of our operating segments are revenue and segment gross profit as these are the metrics used by our CODM to review results, assess performance and allocate resources. We define segment gross profit as revenue less cost of sales, excluding depreciation and amortization. We do not report total assets, depreciation and amortization expenses included in reported cost of sales, operating expenses or other expense, net by segment because our CODM does not use this information to assess segment performance or allocate resources. The following tables represents our segment information for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year ended December 31, 2022
	Installation	Other	Eliminations	Consolidated
Revenue	$2,513,557	$162,433	$(6,146)	$2,669,844
Cost of sales (1)	1,678,771	123,705	(4,826)	1,797,650
Segment gross profit	$834,786	$38,728	$(1,320)	$872,194
Segment gross profit percentage	33.2%	23.8%	21.5%	32.7%

	Year ended December 31, 2021
	Installation	Other	Eliminations	Consolidated
Revenue	$1,941,543	$29,332	$(2,225)	$1,968,650
Cost of sales (1)	1,317,739	22,155	(1,701)	1,338,193
Segment gross profit	$623,804	$7,177	$(524)	$630,457
Segment gross profit percentage	32.1%	24.5%	23.6%	32.0%

	Year ended December 31, 2020
	Installation	Other	Eliminations	Consolidated
Revenue	$1,636,361	$17,762	$(898)	$1,653,225
Cost of sales (1)	1,092,139	12,771	(670)	1,104,240
Segment gross profit	$544,222	$4,991	$(228)	$548,985
Segment gross profit percentage	33.3%	28.1%	25.4%	33.2%
(1)Cost of sales included in segment gross profit is exclusive of depreciation and amortization for the years ended December 31, 2022, 2021 and 2020.
The prior period disclosures in the above tables have been recast to conform to the current period segment presentation.
The reconciliation between consolidated segment gross profit for each period as shown in the tables above to consolidated income before income taxes is as follows:

	Years ended December 31,
	2022	2021	2020
Segment gross profit - Consolidated	$872,194	$630,457	$548,985
Depreciation and amortization (1)	44,410	40,938	39,011
Gross profit, as reported	827,784	589,519	509,974
Operating expenses	482,373	401,639	348,107
Operating income	345,411	187,880	161,867
Other expense, net	42,104	32,405	30,690
Income before income taxes	$303,307	$155,475	$131,177
(1)Cost of sales included in segment gross profit is exclusive of depreciation and amortization for the years ended December 31, 2022, 2021 and 2020.
NOTE 12 – DERIVATIVES AND HEDGING ACTIVITIES
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Cash Flow Hedges of Interest Rate Risk
Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the year ended December 31, 2022, we used interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of December 31, 2022, we have not posted any collateral related to these agreements.
As of December 31, 2022, we had the following interest rate swap derivatives (notional amount in millions):

Effective Date	Notional Amount	Fixed Rate	Maturity Date
July 30, 2021	$200.0	0.51%	December 31, 2025
December 31, 2021	100.0	1.37%	December 31, 2025
December 31, 2021	100.0	1.37%	December 31, 2025
December 31, 2025	300.0	3.09%	December 14, 2028
December 31, 2025	100.0	2.98%	December 14, 2028
As of December 31, 2021, we had the following interest rate swap derivatives (notional amount in millions):

Effective Date	Notional Amount	Fixed Rate	Maturity Date
July 30, 2021	$200.0	0.51%	April 15, 2030
December 31, 2021	100.0	1.37%	December 31, 2028
December 31, 2021	100.0	1.37%	December 31, 2028
On July 8, 2022, we amended the maturity date of each of our three active interest rate swaps to December 31, 2025 with other terms remaining unchanged. Collectively, the swap had unrealized gains of $51.2 million at the amendment date of July 8, 2022. These unrealized gains will be amortized as a decrease to interest expense, net through the original maturity dates of April 15, 2030 and December 15, 2028. For the year ended December 31, 2022, we amortized $3.4 million of these unrealized gains as a decrease to interest expense, net. In conjunction with the amendments, we received cash of $25.5 million from swap counterparties, which is presented in cash flows from operating activities in the Consolidated Statements of Cash Flow for the year ended December 31, 2022.
The amended swaps include off-market terms at inception and contained a $25.7 million other-than-insignificant financing element which will amortize to interest expense, net through the new December 31, 2025 maturity date of the amended swaps. As of December 31, 2022, we amortized $3.6 million of the financing element as an increase to interest expense, net. Future net cash settlements are recognized through cash flows from investing activities in the Consolidated Statements of Cash Flows due to the other-than-insignificant financing element.
Also in July 2022, we entered into two new forward interest rate swaps. As of December 31, 2022, these two forward interest rate swaps, combined with our three amended swaps, serve to hedge $400.0 million of the variable cash flows on our variable rate Term Loan through maturity. The assets and liabilities associated with these interest rate swaps are included in other current assets, other non-current assets and other current liabilities on the Consolidated Balance Sheets at their fair value amounts as described in Note 10, Fair Value Measurements.
In August 2020, we terminated two then-existing interest rate swaps and one then-existing forward interest rate swap. During the years ended December 31, 2022, 2021 and 2020, we amortized $3.8 million, $3.2 million and $1.3 million, respectively, of the $17.8 million unrealized loss that existed at the time of termination as an increase to interest expense, net.
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in other comprehensive gain (loss), net of tax on the Consolidated Statements of Operations and Comprehensive Income and in

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We had no such changes during the years ended December 31, 2022 and 2021.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt, and as our terminated and amended swaps are amortized. Over the next twelve months, we estimate that an additional $11.1 million will be reclassified as a decrease to interest expense, net.
The following table summarizes amounts recorded to interest expense, net included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to our interest rate swaps (in thousands):

	As of December 31,
	2022	2021	2020
(Benefit) expense associated with swap net settlements	$(3,128)	$370	$1,453
Expense associated with amortization of amended/terminated swaps	3,928	3,223	1,326
LIBOR is used as a reference rate for our interest rate swap agreements we use to hedge our interest rate exposure. The Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced in March 2021 its intention to extend the publication of certain LIBOR settings, including the setting we use as a reference rate, to June 2023. In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848) and in January 2021, the FASB subsequently issued ASU 2021-01, Reference Rate Reform - Scope, which clarified the scope and application of the original guidance. During the year ended December 31, 2022, we adopted ASU 2022-06, Reference Rate Reform: Deferral of the Sunset Date of Topic 848 (Topic 848) which extends the sunset date of previous adopted guidance under ASU 2020-04 to December 31, 2024. The purpose of this guidance is to provide relief for impacted areas as it relates to impending reference rate reform. We elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.
NOTE 13 – STOCKHOLDERS’ EQUITY
Accumulated other comprehensive income (loss)
The change in accumulated other comprehensive income (loss) related to our interest rate derivatives, net of taxes, was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Accumulated loss at beginning of period	$(227)	$(8,763)	$(7,143)
Unrealized gain (loss) in fair value of interest rate derivatives	37,885	6,151	(2,601)
Reclassification of realized net losses to earnings	2,902	2,385	981
Accumulated gain (loss) at end of period	$40,560	$(227)	$(8,763)
The reclassifications of realized net losses to earnings in the above table are recorded within interest expense, net.
Share repurchases
On February 24, 2022, we announced that our board of directors authorized an extension of our previous stock repurchase program through March 1, 2023 and concurrently authorized an increase in the total amount of our outstanding common stock we can purchase up to $200.0 million. On August 4, 2022, we announced that our board of directors authorized a new stock repurchase program which replaces our previous program. The new stock repurchase program allows for the repurchase of up to $200.0 million of our outstanding common stock through August 10, 2023. As of December 31, 2022, we had $162.1 million remaining on that stock repurchase program. On February 22, 2023, we announced that our board of directors authorized a new

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
stock repurchase program that allows for the repurchase of up to $200.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2024. The effect of these treasury shares in reducing the number of common shares outstanding is reflected in our earnings per share calculation.
During the year ended December 31, 2022, we repurchased approximately 1.5 million shares of our common stock with an aggregate price of approximately $137.6 million, or $91.54 average price per share. During the year ended December 31, 2020 we repurchased 633 thousand shares of our outstanding common stock with an aggregate price of approximately $33.9 million, or $53.57 average price per share. We did not repurchase any shares during the year ended December 31, 2021.
Dividends
During the year ended December 31, 2022, we declared and paid the following cash dividends (amount declared and amount paid in thousands):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/24/2022	3/15/2022	3/31/2022	$0.90	$26,585	$26,242
2/24/2022	3/15/2022	3/31/2022	0.315	9,305	9,184
5/5/2022	6/15/2022	6/30/2022	0.315	9,054	8,982
8/4/2022	9/15/2022	9/30/2022	0.315	9,018	8,945
11/03/2022	12/15/2022	12/31/2022	0.315	8,917	8,845
During the year ended December 31, 2021, we declared and paid the following cash dividends (amount declared and amount paid in thousands):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/23/2021	3/15/2021	3/31/2021	$0.30	$8,907	$8,786
5/5/2021	6/15/2021	6/30/2021	0.30	8,910	8,821
8/5/2021	9/15/2021	9/30/2021	0.30	8,912	8,821
11/4/2021	12/15/2021	12/31/2021	0.30	8,911	8,866
The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of restricted stock awards and performance share awards, which accrue dividend equivalent rights that are paid when the award vests. During the year ended December 31, 2022, we also paid $0.5 million in accrued dividends not included in the table above related to the vesting of these awards. The payment of future dividends will be at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, results of operations, contractual restrictions, legal requirements, and other factors deemed relevant by our board of directors. We did not declare or pay any cash dividends on our capital stock during the year ended December 31, 2020.
Our credit facilities place restrictions on the amount of dividends and stock repurchases we can make during a fiscal year. See Note 8, Long-Term Debt, for more information.
NOTE 14 – EMPLOYEE BENEFITS
Healthcare
We participate in multiple healthcare plans, the largest of which is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. Our healthcare benefit expense (net of employee contributions) was approximately $30.3 million, $28.4 million and $24.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, for all plans. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Consolidated Balance Sheets and was $3.8 million and $3.3 million as of December 31, 2022 and 2021, respectively.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Workers’ compensation expense totaled $19.1 million, $17.6 million and $15.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in cost of sales on the Consolidated Statements of Operations and Comprehensive Income.
Workers’ compensation known claims and IBNR reserves included on the Consolidated Balance Sheets were as follows (in thousands):

	As of December 31,
	2022	2021
Included in other current liabilities	$9,946	$8,048
Included in other long-term liabilities	13,730	13,397
	$23,676	$21,445

We also had an insurance receivable for claims that exceeded the stop loss limit for fully insured policies included on the Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	As of December 31,
	2022	2021
Included in other non-current assets	$2,318	$2,137
Retirement Plans
We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. During the years ended December 31, 2022, 2021 and 2020, we recognized 401(k) plan expenses of $2.9 million, $2.5 million and $2.2 million, respectively, which is included in administrative expenses on the accompanying Consolidated Statements of Operations and Comprehensive Income.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Our contributions to multiemployer pension and health and welfare benefit plans were as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Pension plans	$2,916	$2,783	$1,128
Health & welfare plans	3,115	2,893	952
Total contributions	$6,031	$5,676	$2,080
The increase in contributions for the year ended December 31, 2021 was driven by the acquisition of Alert Insulation in 2021 and a full year of operations for 2020 acquisitions Insulation Contractors/Magellan Insulation and Norkote, Inc. We did not acquire any businesses with union employees in the year-ended December 31, 2022. See Note 18, Business Combinations for more information.
Share-Based Compensation
Common Stock Awards
We periodically grant shares of our common stock under our 2014 Omnibus Incentive Plan to non-employee members of our board of directors and our employees. During the years ended December 31, 2022, 2021 and 2020, we granted approximately six thousand, four thousand and six thousand shares of restricted stock, respectively, to non-employee members of our board of directors. Substantially all of the stock will vest over a one-year service period.
In addition, we granted approximately 0.1 million, 0.1 million and 0.2 million shares of our common stock to employees in each of the years ended December 31, 2022, 2021 and 2020, respectively. Substantially all of the stock will vest in three equal installments (rounded to the nearest whole share) annually over a three-year service period.
Employees - Performance-Based Stock Awards
We periodically grant nonvested stock awards subject to performance-based vesting conditions to certain officers. During the year ended December 31, 2022, we issued approximately 41 thousand shares of our common stock which vest in two equal installments on each of April 20, 2023 and April 20, 2024. In addition, during the year ended December 31, 2022, we established, and our board of directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2023 contingent upon achievement of these targets.
In addition, there are long-term performance-based restricted stock awards to be issued to certain employees annually through 2024 contingent upon achievement of certain performance targets. These awards are accounted for as liability-based awards since they represent a predominantly-fixed monetary amount that will be settled with a variable number of common shares in the first quarter of 2025 and as such are included in other long-term liabilities on the Consolidated Balance Sheets. During the years ended December 31, 2022, 2021 and 2020 we granted approximately 39 thousand, five thousand and seven thousand shares of our common stock, respectively, all of which vested in 2022.
Employees - Performance-Based Restricted Stock Units
During 2021, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards which were issued to certain employees in 2022 based upon achievement of a performance target. In addition, during the year ended December 31, 2022, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2023 based upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares. During the years ended December 31, 2022, 2021 and 2020 we granted approximately 17 thousand, eight thousand and 14 thousand units, respectively, each of which will vest over a one-year service period.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share-Based Compensation Summary
Amounts and changes for each category of equity-based award were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Grant Date Fair Value Per Share	Awards	Weighted Average Grant Date Fair Value Per Share	Units	Weighted Average Grant Date Fair Value Per Share
Nonvested awards/units at December 31, 2021	199,353	$68.99	143,401	$81.30	8,252	$126.89
Granted	109,189	89.32	54,585	102.98	16,618	80.55
Vested	(149,504)	74.96	(71,933)	59.07	(8,061)	126.89
Forfeited/Cancelled	(1,921)	79.60	—	—	(1,098)	88.61
Nonvested awards/units at December 31, 2022	157,117	$77.31	126,053	$103.37	15,711	$80.55
The following table summarizes the share-based compensation expense recognized under our 2014 Omnibus Incentive Plan (in thousands):

	Years ended December 31,
	2022	2021	2020
Common Stock Awards	$6,247	$5,285	$4,116
Non-Employee Common Stock Awards	547	465	333
Performance-Based Stock Awards	5,337	4,528	3,869
Liability Performance-Based Stock Awards	493	2,612	1,969
Performance-Based Restricted Stock Units	1,192	862	539
	$13,816	$13,752	$10,826
We recorded the following stock compensation expense, by income statement category (in thousands):

	Years ended December 31,
	2022	2021	2020
Cost of sales	$648	$448	$284
Selling	478	204	202
Administrative	12,690	13,100	10,340
	$13,816	$13,752	$10,826
Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represents all stock compensation earned by our installation and sales employees, respectively. We recognized windfall tax benefits of $0.3 million and $1.7 million for the years ended December 31, 2022 and 2021, and we recognized a tax shortfall of $0.3 million for the year ended December 31, 2020, respectively, within the income tax provision in the Consolidated Statements of Operations and Comprehensive Income.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unrecognized share-based compensation expense related to unvested awards was as follows (in thousands):

	As of December 31, 2022
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Common Stock Awards	$6,259	1.7
Performance-Based Stock Awards	5,825	1.6
Performance-Based Restricted Stock Units	348	0.3
Total unrecognized compensation expense related to unvested awards	$12,432
Total unrecognized compensation expense is subject to future adjustments for forfeitures. This expense is expected to be recognized over the remaining weighted-average period shown above on a straight-line basis except for the Performance-Based Stock Awards which uses the graded-vesting method. Shares forfeited are returned as treasury shares and available for future issuances.
During the years ended December 31, 2022, 2021 and 2020, our employees surrendered approximately 53 thousand, 44 thousand and 25 thousand shares of our common stock under all plans, respectively, to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2014 Omnibus Incentive Plan.
As of December 31, 2022, approximately 1.7 million of the 3.0 million shares of common stock authorized for issuance were available for issuance under the 2014 Omnibus Incentive Plan.
NOTE 15 – INCOME TAXES
The provision for income taxes is comprised of the following (in thousands):

	Years ended December 31,
	2022	2021	2020
Current:
Federal	$55,488	$27,011	$33,495
State	17,312	10,139	8,918
	72,800	37,150	42,413
Deferred:
Federal	5,584	(437)	(7,177)
State	1,495	(1)	(1,298)
	7,079	(438)	(8,475)
Total tax expense	$79,879	$36,712	$33,938

The reconciliation between our effective tax rate on net income and the federal statutory rate is as follows (dollars in thousands):

	Years ended December 31,
	2022		2021		2020
Income tax at federal statutory rate	$63,694	21.0%	$32,650	21.0%	$27,547	21.0%
Stock compensation	300	0.1%	(1,567)	(1.0)%	331	0.3%
Other permanent items	1,282	0.4%	1,274	0.8%	424	0.3%
Change in valuation allowance	(184)	(0.1)%	(922)	(0.6)%	(207)	(0.2)%
Change in uncertain tax positions	(459)	(0.1)%	(2,867)	(1.8)%	65	0.1%
State income taxes, net of federal benefit	15,246	5.0%	8,144	5.2%	5,778	4.4%
Total tax expense	$79,879	26.3%	$36,712	23.6%	$33,938	25.9%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Components of the net deferred tax asset or liability are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred Tax Assets
Long-term
Accrued liabilities and allowances	$13,009	$10,200
Allowance for doubtful accounts	1,251	979
Inventories	1,210	900
Property and equipment	538	333
Intangibles	7,673	7,042
Net operating loss carryforwards	719	1,049
Other	15	14
Long-term deferred tax assets	24,415	20,517
Less: Valuation allowance	(44)	(216)
Net deferred tax assets	24,371	20,301
Deferred Tax Liabilities
Long-term
Accrued liabilities and allowances	(640)	(669)
Property and equipment	(8,489)	(7,629)
Intangibles	(10,659)	(6,783)
Investment in partnership	(31,154)	(8,271)
Other	(1,067)	(793)
Long-term deferred tax liabilities	(52,009)	(24,145)
Net deferred tax liabilities	$(27,638)	$(3,844)

The above amounts are included in our Consolidated Balance Sheets as follows:
Other non-current assets	820	975
Long-term deferred income tax liabilities	(28,458)	(4,819)
Net deferred tax liabilities	$(27,638)	$(3,844)
As of December 31, 2022, we had a deferred tax asset balance of $0.7 million reflecting the benefit of $3.4 million in federal and state income tax net operating loss (NOL) carryforwards, the earliest of which expires in 2030.
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
Based on this evaluation, a valuation allowance has been recorded as of December 31, 2022 and 2021 for the net deferred tax assets recorded on certain of our wholly owned subsidiaries. Such deferred tax assets relate primarily to net operating losses that are not more likely than not realizable. However, the amount of the deferred tax asset considered realizable could be adjusted if our estimate of future taxable income during the carryforward period changes, or if objective negative evidence in the form of cumulative losses is no longer present. Additional weight may be given to subjective evidence such as our projections for growth in this situation.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Uncertain Tax Positions
We are subject to taxation in the United States and various state jurisdictions. As of December 31, 2022, our tax years for 2018 through 2020 are subject to examination by the tax authorities. A rollforward of the gross unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefit, December 31, 2019	$5,717
Increase as a result of tax positions taken during the period	3,822
Decrease as a result of tax positions taken during the period	(2,873)
Increase as a result of expiring statutes	10
Unrecognized tax benefit, December 31, 2020	$6,676
Increase as a result of tax positions taken during the period	4,482
Decrease as a result of tax positions taken during the period	(3,999)
Decrease as a result of expiring statutes	(2,857)
Unrecognized tax benefit, December 31, 2021	$4,302
Increase as a result of tax positions taken during the period	5,448
Decrease as a result of tax positions taken during the period	(4,863)
Increase as a result of expiring statutes	3
Unrecognized tax benefit, December 31, 2022	$4,890

Unrecognized tax benefits of $0.5 million at December 31, 2022 would affect the effective tax rate. Interest expense and penalties accrued related to uncertain tax positions as of December 31, 2022 are $0.5 million.
We expect a decrease to the amount of unrecognized tax benefits (exclusive of penalties and interest) within the next twelve months of zero to $2.8 million.
Determining uncertain tax positions and the related estimated amounts requires judgment and carry estimation risk. If future tax law changes or interpretations should come to light, or additional information should become known, our conclusions regarding unrecognized tax benefits may change.
NOTE 16 – RELATED PARTY TRANSACTIONS
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
The amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Sales	$12,793	$1,452	$3,987
Purchases	2,152	1,544	1,841
Rent	1,300	1,322	1,125

At December 31, 2022 and 2021, we had related party balances of approximately $3.3 million and $0.9 million, respectively, included in accounts receivable on our Consolidated Balance Sheets. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer rejoined our board of directors in July of 2022, accounted for $2.5 million of the related party accounts receivable balance as of December 31, 2022. Additionally, M/I Homes, Inc. accounted for a significant portion of our related party sales during the year ended December 31, 2022.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 – COMMITMENTS AND CONTINGENCIES
Accrued General Liability and Auto Insurances
Accrued general liability and auto insurance reserves included on the Consolidated Balance Sheets were as follows (in thousands):

	As of December 31,
	2022	2021
Included in other current liabilities	$7,479	$5,889
Included in other long-term liabilities	17,528	16,050
	$25,007	$21,939

We also had insurance receivables and indemnification assets included on the Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above. The amounts were as follows (in thousands):

	As of December 31,
	2022	2021
Insurance receivables and indemnification assets for claims under fully insured policies	$4,933	$3,578
Insurance receivables for claims that exceeded the stop loss limit	380	278
Total insurance receivables and indemnification assets included in other non-current assets	$5,313	$3,856
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
NOTE 18 – BUSINESS COMBINATIONS
As part of our ongoing strategy to expand geographically and increase market share in certain markets, as well as diversify our products and end markets, we completed eight, eleven and nine business combinations during the years ended December 31, 2022, 2021 and 2020, respectively. Acquisition-related costs amounted to $3.0 million, $3.8 million and $3.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in Administrative expenses on the Consolidated Statements of Operations and Comprehensive Income. In addition, we recognized gains on acquisition earnouts on the Consolidated Statements of Operations and Comprehensive Income of $16.1 million, $1.0 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, due to probability assessments and to the cancellations of acquisition-related earnouts. The gain recorded during the year ended December 31, 2022, is primarily comprised of a $15.1 million gain for the Central Aluminum acquisition (as defined below) recorded as a result of revised earnout target expectations. The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed. We expect to deduct $41.3 million of goodwill for tax purposes as a result of 2022 acquisitions.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Below is a summary of each significant acquisition by year, including revenue and net income (loss) since date of acquisition, shown for the year of acquisition. The largest of our 2022 acquisitions were Central Aluminum Supply Corporation and Central Aluminum Supply of North Jersey, LLC (collectively "CAS") in April 2022 and ABS Insulating Company, Inc., ABS Sprayfoam Insulation, Inc. and ABS Coastal Insulating Company, LLC (collectively "ABS") in December 2022. In each table, “Other” represents acquisitions that were individually immaterial in that year. Net income (loss), as noted below, includes amortization, taxes and interest allocations when appropriate. Prior period amounts have been recast to conform with the current year presentation.
For the year ended December 31, 2022 (in thousands):

2022 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)
CAS	4/11/2022	Share	$55,150	$22,927	$78,077	$37,822	$(1,001)
ABS	12/19/2022	Share	23,150	412	23,562	658	(97)
Other	Various	Asset/Share	35,759	3,639	39,398	22,576	787
Total			$114,059	$26,978	$141,037	$61,056	$(311)
For the year ended December 31, 2021 (in thousands):

2021 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)
IWI	03/01/2021	Share	$42,098	$5,959	$48,057	$36,259	$3,373
Five Star	9/13/2021	Share	26,308	5,466	31,774	6,861	(119)
AMD	12/13/2021	Asset	119,490	6,631	126,121	3,707	(225)
Other	Various	Asset/Share	55,119	9,835	64,954	35,604	(390)
Total			$243,015	$27,891	$270,906	$82,431	$2,639
For the year ended December 31, 2020 (in thousands):

2020 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)
ICON	10/13/2020	Asset	$16,900	$3,598	$20,498	$4,798	$449
Other	Various	Asset	59,546	10,488	70,034	35,696	1,443
Total			$76,446	$14,086	$90,532	$40,494	$1,892

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchase Price Allocations
The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in thousands):

	2022
	CAS	ABS	Other	Total
Estimated fair values:
Cash	$243	$193	$87	$523
Accounts receivable	3,502	2,777	5,800	12,079
Inventories	13,784	853	2,456	17,093
Other current assets	576	485	71	1,132
Property and equipment	2,590	1,269	4,498	8,357
Operating lease right-of-use asset	844	—	66	910
Intangibles	34,900	12,800	17,365	65,065
Goodwill	27,594	10,546	11,154	49,294
Other non-current assets	—	—	56	56
Accounts payable and other current liabilities	(5,387)	(2,677)	(2,133)	(10,197)
Deferred income tax liabilities	—	(2,455)	—	(2,455)
Income tax payable	—	(229)	—	(229)
Other long-term liabilities	(569)	—	(22)	(591)
Fair value of assets acquired and purchase price	78,077	23,562	39,398	141,037
Less seller obligations	22,927	412	3,639	26,978
Cash paid	$55,150	$23,150	$35,759	$114,059

	2021
	IWI	Five Star	AMD	Other	Total
Estimated fair values:
Cash	$168	$1,472	$—	$67	$1,707
Accounts receivable	5,122	4,583	8,393	13,584	31,682
Inventories	1,157	1,399	7,540	1,786	11,882
Other current assets	3,014	330	—	1,975	5,319
Property and equipment	796	1,161	1,133	4,124	7,214
Operating lease right of-use-asset	—	—	199	—	199
Intangibles	25,200	17,400	52,800	31,554	126,954
Goodwill	23,282	6,626	56,327	21,122	107,357
Other non-current assets	264	—	—	417	681
Accounts payable and other current liabilities	(8,416)	(1,170)	(184)	(6,809)	(16,579)
Deferred income tax liabilities	—	—	—	(2,089)	(2,089)
Other long-term liabilities	(2,530)	(27)	(87)	(777)	(3,421)
Fair value of assets acquired and purchase price	48,057	31,774	126,121	64,954	270,906
Less seller obligations	5,959	5,466	6,631	9,835	27,891
Cash paid	$42,098	$26,308	$119,490	$55,119	$243,015

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020
	ICON	Other	Total
Estimated fair values:
Accounts receivable	$4,828	$12,777	$17,605
Inventories	243	2,518	2,761
Other current assets	675	779	1,454
Property and equipment	380	5,482	5,862
Intangibles	11,830	34,393	46,223
Goodwill	2,870	18,435	21,305
Other non-current assets	145	96	241
Accounts payable and other current liabilities	(445)	(4,196)	(4,641)
Other long-term liabilities	(28)	(250)	(278)
Fair value of assets acquired and purchase price	20,498	70,034	90,532
Less seller obligations	3,598	10,488	14,086
Cash paid	$16,900	$59,546	$76,446
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
The provisional amounts for one of our 2021 acquisitions originally reported in our Consolidated Balance Sheets included in our Annual Report on Form 10-K for the period ended December 31, 2021 were adjusted due to adjustments to pre-acquisition financial information and ongoing analysis of the fair value measurements. As a result of an independent appraisal, we increased goodwill by approximately $1.6 million and decreased intangibles by $(3.0) million. These adjustments were within applicable measurement period guidelines and did not effect earnings.
Goodwill and intangibles per the above table may not agree to the total gross increases of these assets as shown in Note 7, Goodwill and Intangibles, during the years ended December 31, 2022, 2021 and 2020 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added during the ordinary course of business.
Estimates of acquired intangible assets related to the acquisitions are as follows (dollars in thousands):

	2022		2021		2020
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Customer relationships	$45,236	12	$95,173	12	$28,307	8
Trademarks and trade names	16,794	15	23,149	15	9,834	15
Non-competition agreements	2,645	5	7,054	5	3,315	5
Backlog	390	1	1,578	1.5	4,767	1.5

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pro Forma Information (unaudited)
The unaudited pro forma information has been prepared as if the 2022 acquisitions had taken place on January 1, 2021, the 2021 acquisitions had taken place on January 1, 2020 and the 2020 acquisitions had taken place on January 1, 2019. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2021, 2020 and 2019 and the unaudited pro forma information does not purport to be indicative of future financial operating results (in thousands, except for per share data):

	December 31,
	2022	2021	2020
Net revenue	$2,732,084	$2,217,592	$1,922,327
Net income	227,108	135,850	107,791
Basic net income per share	7.91	4.63	3.65
Diluted net income per share	7.87	4.59	3.63
Unaudited pro forma net income reflects additional intangible asset amortization expense of $2.5 million, $13.1 million and $18.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, additional interest expense of $4.3 million for each of the years ended December 31, 2021 and 2020, respectively, as well as additional income tax expense of $1.2 million, $5.7 million and $3.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
NOTE 19 – INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.
Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method as of December 31, 2022, 2021 and 2020, was 161 thousand, 261 thousand and 213 thousand, respectively. Approximately two thousand shares of potential common stock were not included in the calculation of diluted net income per common share for the years ended December 31, 2022, because the effect would have been anti-dilutive.
NOTE 20 – SUBSEQUENT EVENTS
On February 22, 2023, we announced that our board of directors approved a special annual dividend, payable on March 31, 2023 to stockholders of record on March 15, 2023 at a rate of 90 cents per share. In addition, we recently announced that our board of directors declared a quarterly dividend, payable on March 31, 2023 to stockholders of record on March 15, 2023 at a rate of 33.0 cents per share.
On February 22, 2023, we also announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $200.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2024. For more information about our stock repurchase programs, see Note 13, Stockholders' Equity.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022 with the participation of the Company’s principal executive officer and principal financial officer as required by Exchange Act Rule 13a-15(b). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management, under the supervision of the principal executive officer and the principal financial officer, assessed the effectiveness of our internal control over financial reporting, excluding the internal control over financial reporting at the subsidiaries listed below that we acquired during 2022 as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2022 includes all of the Company’s subsidiaries except the subsidiaries listed below, which were acquired during 2022 and whose financial statements constitute the percentages of total assets and net revenue listed below of the consolidated financial statements of the Company as of and for the year ended December 31, 2022:

Subsidiary	Acquisition Date	Percentage of Total Assets	Percent of Net Revenue
Pisgah Insulation	February 28, 2022	0.1%	0.4%
Central Aluminum	April 11, 2022	1.2%	1.4%
Tri County Insulation	May 23, 2022	0.3%	0.3%
Ozark's Modern Insulation	August 1, 2022	0.0%	0.1%
All Florida Insulation	September 26, 2022	0.0%	0.0%
Lynch Insulation	November 14, 2022	0.1%	0.0%
Orr Industries	December 5, 2022	0.2%	0.0%
ABS Insulating	December 19, 2022	0.3%	0.0%

Management excluded the internal control over financial reporting at these subsidiaries from its assessment in accordance with the guidance of the staff of the SEC that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition.
Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2022. We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to identify potential limitations on our current internal controls that would adversely impact the design and operating effectiveness of internal controls over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which follows below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Installed Building Products, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Installed Building Products, Inc. (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 22, 2023, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the subsidiaries listed below, which were acquired during 2022 and whose financial statements constitute the percentages of total revenues and assets listed below of the consolidated financial statements of the Company as of and for the year ended December 31, 2022.

Subsidiary	Acquisition Date	Percentage of Total Assets	Percent of Net Revenue
Pisgah Insulation	February 28, 2022	0.1%	0.4%
Central Aluminum	April 11, 2022	1.2%	1.4%
Tri County Insulation	May 23, 2022	0.3%	0.3%
Ozark's Modern Insulation	August 1, 2022	0.0%	0.1%
All Florida Insulation	September 26, 2022	0.0%	0.0%
Lynch Insulation	November 14, 2022	0.1%	0.0%
Orr Industries	December 5, 2022	0.2%	0.0%
ABS Insulating	December 19, 2022	0.3%	0.0%
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
February 22, 2023

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth under the headings “Election of Directors,” “Executive Officers and Certain Significant Employees” and “Corporate Governance” in our definitive proxy statement for the 2023 Annual Meeting of Stockholders (“2023 Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 and is incorporated herein by reference.
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
Item 11.    Executive Compensation
The information required by this item will be set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2023 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in our Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed on or before April 13, 2023, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth under the headings “Certain Relationships and Related-Party Transactions” and “Corporate Governance” in our 2023 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item will be set forth under the heading “Fees Paid to Deloitte" and "Pre-Approval of Services” in our 2023 Proxy Statement and is incorporated herein by reference.

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

10.29
Amendment No. 3 to Credit Agreement, dated February 17, 2022, by and among Installed Building Products, Inc., the financial institutions party thereto as lenders and Bank of America N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2022.

10.30#	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2014.
10.31#	Form of Performance Share Award Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2014.
10.32#	Form of Restricted Stock Agreement for Employees, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 13, 2015.
10.33#	Form of Restricted Stock Agreement for awards made on or after April 19, 2017, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
10.34#	Form of Performance Share Agreement for awards made on or after April 19, 2017, incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
10.35#	Form of Stock Award Agreement, incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
10.36#	Form of Performance-Based Cash Award Agreement, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
21.1*	List of Subsidiaries of Installed Building Products, Inc.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following financial statements from the Company's Annual Report on Form 10-K for the period ended December 31, 2021, formatted in inline XBRL, include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.
104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________
*    Filed herewith
**    Submitted electronically with the report.
#    Indicates management contract or compensatory plan.
Item 16.    Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2023

INSTALLED BUILDING PRODUCTS, INC.

/s/ Jeffrey W. Edwards
By:	Jeffrey W. Edwards
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey W. Edwards	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 22, 2023
Jeffrey W. Edwards

/s/ Michael T. Miller	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 22, 2023
Michael T. Miller

/s/ Todd R. Fry	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	February 22, 2023
Todd R. Fry

/s/ Margot L. Carter	Director	February 22, 2023
Margot L. Carter

/s/ Lawrence A. Hilsheimer	Director	February 22, 2023
Lawrence A. Hilsheimer

/s/ Janet E. Jackson	Director	February 22, 2023
Janet E. Jackson

/s/ David R. Meuse	Director	February 22, 2023
David R. Meuse

/s/ Robert H. Schottenstein	Director	February 22, 2023
Robert H. Schottenstein

/s/ Michael H. Thomas	Director	February 22, 2023
Michael H. Thomas

/s/ Vikas Verma	Director	February 22, 2023
Vikas Verma