Form 10-Q
period 2023-03-31
Installed Building Products, Inc.
filed 2023-05-04
CIK 1580905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
On April 27, 2023, the registrant had 28,404,505 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$218,690	$229,627
Accounts receivable (less allowance for credit losses of $10,059 and $9,549 at March 31, 2023 and December 31, 2022, respectively)	397,573	397,222
Inventories	170,115	176,629
Prepaid expenses and other current assets	76,217	80,933
Total current assets	862,595	884,411
Property and equipment, net	126,384	118,774
Operating lease right-of-use assets	74,602	76,174
Goodwill	392,625	373,555
Customer relationships, net	194,850	192,328
Other intangibles, net	94,751	91,145
Other non-current assets	33,756	42,545
Total assets	$1,779,563	$1,778,932
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$31,165	$30,983
Current maturities of operating lease obligations	26,000	26,145
Current maturities of finance lease obligations	2,588	2,508
Accounts payable	134,836	149,186
Accrued compensation	45,613	51,608
Other current liabilities	76,136	67,631
Total current liabilities	316,338	328,061
Long-term debt	830,225	830,171
Operating lease obligations	48,339	49,789
Finance lease obligations	6,559	6,397
Deferred income taxes	25,993	28,458
Other long-term liabilities	46,887	42,557
Total liabilities	1,274,341	1,285,433
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 33,498,693 and 33,429,557 issued and 28,375,037 and 28,306,482 shares outstanding at March 31, 2023 and December 31, 2022, respectively	335	334
Additional paid in capital	232,503	228,827
Retained earnings	527,468	513,095
Treasury stock; at cost: 5,123,656 and 5,123,075 shares at March 31, 2023 and December 31, 2022, respectively	(289,335)	(289,317)
Accumulated other comprehensive income	34,251	40,560
Total stockholders’ equity	505,222	493,499
Total liabilities and stockholders’ equity	$1,779,563	$1,778,932

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2023	2022
Net revenue	$659,309	$587,492
Cost of sales	448,887	415,089
Gross profit	210,422	172,403
Operating expenses
Selling	32,607	25,192
Administrative	89,504	79,144
Amortization	11,435	11,097
Operating income	76,876	56,970
Other expense, net
Interest expense, net	9,670	10,600
Other (income) expense	(153)	145
Income before income taxes	67,359	46,225
Income tax provision	18,085	12,403
Net income	$49,274	$33,822
Other comprehensive (loss) income, net of tax:
Net change on cash flow hedges, net of tax benefit (provision) of $2,252 and $(6,430) for the three months ended March 31, 2023 and 2022, respectively.	(6,309)	18,111
Comprehensive income	$42,965	$51,933
Earnings Per Share:
Basic	$1.76	$1.15
Diluted	$1.74	$1.14
Weighted average shares outstanding:
Basic	28,075,678	29,302,396
Diluted	28,278,220	29,580,731

Cash dividends declared per share	$1.23	$1.22

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2023
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2022	33,271,659	$333	$211,430	$352,543	(3,565,258)	$(147,239)	$(227)	$416,840
Net income				33,822				33,822
Issuance of common stock awards to employees	40,980	1	(1)					—
Surrender of common stock awards					(50)	—		—
Share-based compensation expense			3,089					3,089
Share-based compensation issued to directors			124					124
Issuance of awards previously classified as liability awards	39,204		4,000					4,000
Dividends declared ($1.22 per share)				(35,890)				(35,890)
Common Stock repurchase					(510,943)	(49,865)		(49,865)
Other comprehensive income, net of tax							18,111	18,111
BALANCE - March 31, 2022	33,351,843	$334	$218,642	$350,475	(4,076,251)	$(197,104)	$17,884	$390,231

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2023	33,429,557	$334	$228,827	$513,095	(5,123,075)	$(289,317)	$40,560	$493,499
Net income				49,274				49,274
Issuance of common stock awards to employees	69,136	1	(1)					—
Surrender of common stock awards					(581)	(18)		(18)
Share-based compensation expense			3,529					3,529
Share-based compensation issued to directors			148					148
Dividends declared ($1.23 per share)				(34,901)				(34,901)
Other comprehensive (loss), net of tax							(6,309)	(6,309)
BALANCE - March 31, 2023	33,498,693	$335	$232,503	$527,468	(5,123,656)	$(289,335)	$34,251	$505,222

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$49,274	$33,822
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	12,525	11,329
Amortization of operating lease right-of-use assets	7,316	6,371
Amortization of intangibles	11,435	11,097
Amortization of deferred financing costs and debt discount	475	484
Provision for credit losses	1,678	653
Gain on sale of property and equipment	(639)	(92)
Noncash stock compensation	3,436	3,418
Other, net	(2,523)	790
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	1,716	(32,700)
Inventories	7,699	(16,300)
Other assets	4,434	169
Accounts payable	(16,906)	16,486
Income taxes receivable/payable	16,450	11,433
Other liabilities	(22,537)	1,265
Net cash provided by operating activities	73,833	48,225
Cash flows from investing activities
Purchases of investments	—	(49,957)
Purchases of property and equipment	(14,949)	(10,362)
Acquisitions of businesses, net of cash acquired of $10 and $0 in 2023 and 2022, respectively	(38,008)	(8,050)
Proceeds from sale of property and equipment	741	265
Other	4,602	(614)
Net cash used in investing activities	$(47,614)	$(68,718)

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, CONTINUED)
(in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from financing activities
Payments on Term Loan	$(1,250)	$(1,250)
Proceeds from vehicle and equipment notes payable	8,119	4,752
Debt issuance costs	—	(627)
Principal payments on long-term debt	(7,024)	(6,618)
Principal payments on finance lease obligations	(727)	(521)
Dividends paid	(34,536)	(35,426)
Acquisition-related obligations	(1,720)	(6,003)
Repurchase of common stock	—	(49,865)
Surrender of common stock awards by employees	(18)	—
Net cash used in financing activities	(37,156)	(95,558)
Net change in cash and cash equivalents	(10,937)	(116,051)
Cash and cash equivalents at beginning of period	229,627	333,485
Cash and cash equivalents at end of period	$218,690	$217,434
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$14,658	$14,293
Income taxes, net of refunds	1,524	1,088
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease obligations	$5,650	$5,514
Property and equipment obtained in exchange for finance lease obligations	957	544
Seller obligations in connection with acquisition of businesses	6,035	1,878
Unpaid purchases of property and equipment included in accounts payable	2,316	1,884

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - ORGANIZATION
Installed Building Products (“IBP”), a Delaware corporation formed on October 28, 2011, and its wholly-owned subsidiaries (collectively referred to as the “Company,” and “we,” “us” and “our”) primarily install insulation, waterproofing, fire-stopping, fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving and mirrors and other products for residential and commercial builders located in the continental United States. The Company operates in more than 240 locations and its corporate office is located in Columbus, Ohio.
The vast majority of our sales originate from our one reportable segment, Installation. Substantially all of our Installation segment sales are derived from the service-based installation of various products in the residential new construction, repair and remodel and commercial construction end markets from our national network of branch locations. Each of our Installation branches has the capacity to serve all of our end markets. See Note 3, Revenue Recognition, for information on our revenues by product and end market, and see Note 10, Information on Segments, for information on how we segment the business.
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include all of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
The information furnished in the Condensed Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) have been omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to prevent the information presented from being misleading when read in conjunction with our audited consolidated financial statements and the notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Form 10-K”), as filed with the SEC on February 22, 2023. The December 31, 2022 Condensed Consolidated Balance Sheet data herein was derived from the audited consolidated financial statements but the related footnotes do not include all disclosures required by U.S. GAAP.
Our interim operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected in future operating quarters.
Note 2 to the audited consolidated financial statements in our 2022 Form 10-K describes the significant accounting policies and estimates used in preparation of the audited consolidated financial statements. Other than the recently implemented accounting policy described below, there have been no changes to our significant accounting policies during the three months ended March 31, 2023.
Recently Adopted Accounting Pronouncements

Standard	Effective Date	Adoption
ASU 2021-08, Business Combinations (Topic 805): Accounting for contract assets and contract liabilities from contracts with customers	December 15, 2022
This pronouncement amended Topic 805 to require an acquirer to account for revenue contracts in a business combination in accordance with Topic 606 as if the acquirer had originated the contracts. This did not have a material impact on our consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Recently Issued Accounting Pronouncements Not Yet Adopted
We are currently evaluating the impact of the following Accounting Standards Update ("ASU") on our Condensed Consolidated Financial Statements or Notes to Condensed Consolidated Financial Statements:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2023-01 Leases (Topic 842): Common Control Arrangements	This pronouncement amends Topic 842 to require all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group.	Annual periods beginning after December 15, 2023, including interim periods therein. Early adoption is permitted.	We are currently assessing the impact of adoption on our consolidated financial statements.
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

	Three months ended March 31,
	2023		2022
Installation:
Residential new construction	$475,095	72%	$442,404	75%
Repair and remodel	37,675	6%	32,641	6%
Commercial	109,972	16%	86,586	15%
Net revenue, Installation	$622,742	94%	$561,631	96%
Other	36,567	6%	25,861	4%
Net revenue, as reported	$659,309	100%	$587,492	100%

	Three months ended March 31,
	2023		2022
Installation:
Insulation	$394,043	60%	$364,943	63%
Shower doors, shelving and mirrors	45,513	7%	36,340	6%
Garage doors	43,312	7%	35,979	6%
Waterproofing	29,939	4%	29,022	5%
Rain gutters	27,800	4%	23,546	4%
Window Blinds	15,881	2%	13,058	2%
Fireproofing/firestopping	15,175	2%	15,922	3%
Other building products	51,079	8%	42,821	7%
Net revenue, Installation	$622,742	94%	$561,631	96%
Other	36,567	6%	25,861	4%
Net revenue, as reported	$659,309	100%	$587,492	100%
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
consist of customer deposits and billings in excess of revenue recognized, based on costs incurred and are included in other current liabilities in our Condensed Consolidated Balance Sheets.
Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in thousands):

	March 31, 2023	December 31, 2022
Contract assets	$36,048	$29,431
Contract liabilities	(17,331)	(18,884)
Uncompleted contracts were as follows (in thousands):

	March 31, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$279,994	$273,788
Estimated earnings	116,621	114,781
Total	396,615	388,569
Less: Billings to date	369,686	368,009
Net under billings	$26,929	$20,560
Net under billings were as follows (in thousands):

	March 31, 2023	December 31, 2022
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$36,048	$29,431
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(9,119)	(8,871)
Net under billings	$26,929	$20,560
The difference between contract assets and contract liabilities as of March 31, 2023 compared to December 31, 2022 is primarily the result of timing differences between our performance of obligations under contracts and customer payments and billings. During three months ended March 31, 2023, we recognized $15.8 million of revenue that was included in the contract liability balance at December 31, 2022. We did not recognize any impairment losses on our receivables and contract assets during the three months ended March 31, 2023 or 2022.
Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $154.3 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.
NOTE 4 - CREDIT LOSSES
Our expected loss allowance methodology for accounts receivable is developed using historical experience, present economic conditions and other relevant factors management considers relevant to estimate expected credit losses. We also perform ongoing evaluations of creditworthiness of our existing and potential customers.
Changes in our allowance for credit losses were as follows (in thousands):

Balance as of January 1, 2023	$9,549
Current period provision	1,678
Recoveries collected and additions	61
Amounts written off	(1,229)
Balance as of March 31, 2023	$10,059

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5 - CASH AND CASH EQUIVALENTS
Cash and cash equivalents include highly liquid instruments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase. These instruments amounted to approximately $197.9 million and $191.9 million as of March 31, 2023 and December 31, 2022, respectively. See Note 9, Fair Value Measurements, for additional information.
NOTE 6 - GOODWILL AND INTANGIBLES
Goodwill
The change in carrying amount of goodwill was as follows (in thousands):

	Installation	Other	Consolidated
Goodwill (gross) - January 1, 2023	$355,226	$88,333	$443,559
Business combinations	13,540	—	13,540
Other	257	5,273	5,530
Goodwill (gross) - March 31, 2023	369,023	93,606	462,629
Accumulated impairment losses	(70,004)	—	(70,004)
Goodwill (net) - March 31, 2023	$299,019	$93,606	$392,625
Other changes presented in the above table primarily include adjustments for the allocation of certain acquisitions still under measurement made during the three months ended March 31, 2023, including a change in tax election that resulted in a $4.9 million change in purchase price for a 2022 acquisition. For additional information regarding changes to goodwill resulting from acquisitions, see Note 17, Business Combinations.
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
Intangibles, net
The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in thousands):

	As of March 31,			As of December 31,
	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$349,019	$154,169	$194,850	$338,050	$145,722	$192,328
Covenants not-to-compete	31,207	21,028	10,179	30,899	20,086	10,813
Trademarks and tradenames	125,078	41,518	83,560	119,612	39,638	79,974
Backlog	21,635	20,623	1,012	20,815	20,457	358
	$526,939	$237,338	$289,601	$509,376	$225,903	$283,473
The gross carrying amount of intangibles increased approximately $17.6 million during the three months ended March 31, 2023 primarily due to business combinations. For more information, see Note 17, Business Combinations.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Remaining estimated aggregate annual amortization expense is as follows (amounts, in thousands, are for the fiscal year ended):

Remainder of 2023	$32,834
2024	39,843
2025	34,301
2026	30,350
2027	26,064
Thereafter	126,209
NOTE 7 - LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Senior Notes due 2028, net of unamortized debt issuance costs of $2,887 and $3,036, respectively	$297,113	$296,964
Term loan, net of unamortized debt issuance costs of $5,524 and $5,767, respectively	488,226	489,233
Vehicle and equipment notes, maturing through March 2028; payable in various monthly installments, including interest rates ranging from 1.9% to 6.2%	74,078	72,984
Various notes payable, maturing through April 2025; payable in various monthly installments, including interest rates ranging from 2.0% to 5.0%	1,973	1,973
	861,390	861,154
Less: current maturities	(31,165)	(30,983)
Long-term debt, less current maturities	$830,225	$830,171
Remaining required repayments of debt principal, gross of unamortized debt issuance costs, as of March 31, 2023 are as follows (in thousands):

Remainder of 2023	$23,976
2024	27,027
2025	21,201
2026	16,250
2027	11,002
Thereafter	770,345
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

		As of March 31,	As of December 31,
(in thousands)	Classification	2023	2022
Assets
Non-Current
Operating	Operating lease right-of-use assets	$74,602	$76,174
Finance	Property and equipment, net	9,159	8,928
Total lease assets		$83,761	$85,102
Liabilities
Current
Operating	Current maturities of operating lease obligations	$26,000	$26,145
Financing	Current maturities of finance lease obligations	2,588	2,508
Non-Current
Operating	Operating lease obligations	48,339	49,789
Financing	Finance lease obligations	6,559	6,397
Total lease liabilities		$83,486	$84,839
Weighted-average remaining lease term:
Operating leases		3.9 years	4.0 years
Finance leases		3.8 years	3.6 years
Weighted-average discount rate:
Operating leases		4.60%	4.41%
Finance leases		6.08%	5.76%
Lease Costs
The table below presents certain information related to the lease costs for finance and operating leases:

		Three months ended March 31,
(in thousands)	Classification	2023	2022
Operating lease cost(1)	Administrative	$9,203	$7,759
Finance lease cost:
Amortization of leased assets(2)	Cost of sales	977	716
Interest on finance lease obligations	Interest expense, net	131	61
Total lease costs		$10,311	$8,536
(1)Includes variable lease costs of $1.2 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively, and short-term lease costs of $0.3 million for each of the three months ended March 31, 2023 and 2022.
(2)Includes variable lease costs of $0.2 million for each of the three months ended March 31, 2023 and 2022.
Other Information
The table below presents supplemental cash flow information related to leases (in thousands):

	Three months ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,691	$6,463
Operating cash flows for finance leases	131	61
Financing cash flows for finance leases	727	521

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Condensed Consolidated Balance Sheet as of March 31, 2023 (in thousands):

	Finance Leases	Operating Leases
		Related Party	Other	Total Operating
Remainder of 2023	$2,354	$1,068	$21,268	$22,336
2024	2,668	1,175	21,565	22,740
2025	2,299	1,017	14,742	15,759
2026	1,968	—	9,616	9,616
2027	997	—	5,252	5,252
Thereafter	17	—	5,559	5,559
Total minimum lease payments	10,303	$3,260	$78,002	81,262
Less: Amounts representing executory costs	(2)			—
Less: Amounts representing interest	(1,154)			(6,923)
Present value of future minimum lease payments	9,147			74,339
Less: Current obligation under leases	(2,588)			(26,000)
Long-term lease obligations	$6,559			$48,339
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
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During each of the three months ended March 31, 2023 and 2022, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.
Estimated Fair Value of Financial Instruments
Accounts receivable, accounts payable and accrued liabilities as of March 31, 2023 and December 31, 2022 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of certain long-term debt, including the Term Loan and ABL Revolver as of March 31, 2023 and December 31, 2022, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of our operating lease right-of-use assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of March 31, 2023 and December 31, 2022. All debt classifications represent Level 2 fair value measurements. Derivative financial instruments are measured at fair value based on observable market information and appropriate valuation methods.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair value in the Condensed Consolidated Balance Sheets and not described above were as follows (in thousands):

	As of March 31, 2023				As of December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$197,910	$197,910	$—	$—	$191,881	$191,881	$—	$—
Derivative financial instruments	30,020	—	30,020	—	38,671	—	38,671	—
Total financial assets	$227,930	$197,910	$30,020	$—	$230,552	$191,881	$38,671	$—
Financial liabilities:
Contingent consideration	$968	$—	$—	$968	$1,858	$—	$—	$1,858
Derivative financial instruments	1,014	—	1,014	—	—	—	—	—
Total financial liabilities	$1,982	$—	$1,014	$968	$1,858	$—	$—	$1,858
See Note 5, Cash and Cash Equivalents, for more information on cash equivalents included in the table above. Also see Note 11, Derivatives and Hedging Activities, for more information on derivative financial instruments.
The change in fair value of the contingent consideration (a Level 3 input) was as follows (in thousands):

Contingent consideration liability - January 1, 2023	$1,858
Accretion in value	110
Amounts paid to sellers	(1,000)
Contingent consideration liability - March 31, 2023	$968
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

	As of March 31, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes(1)	$300,000	$278,709	$300,000	$270,993
(1)Excludes the impact of unamortized debt issuance costs.
See Note 5, Cash and Cash Equivalents, for more information on investments included in the table above. Also see Note 7, Long-Term Debt, for more information on our Senior Notes.
NOTE 10 - INFORMATION ON SEGMENTS
Our segment structure includes three operating segments consisting of Installation, Distribution and Manufacturing. Our Installation operating segment represents the majority of our net revenue and gross profit and forms our one reportable segment. This operating segment represents the service-based installation of insulation and complementary building products in the residential new construction, repair and remodel and commercial construction end markets from our national network of branch locations. These branch locations have similar economic and operating characteristics including the nature of products and services offered, operating procedures and risks, customer bases, employee incentives, material procurement and shared corporate resources and therefore combine to form one operating segment.
The Other category reported below reflects the operations of our two remaining operating segments, Distribution and Manufacturing, which do not meet the quantitative thresholds for separate reporting. Our Distribution operating segment includes our businesses that sell insulation, gutters and accessories primarily to installers of these products who operate in multiple end markets. Our Manufacturing operating segment consists of our cellulose insulation manufacturing operation. In

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
addition to sales of cellulose insulation, revenues from this operating segment consist of sales of asphalt and industrial fibers to distributors and installers of these products.
The Installation reportable segment includes substantially all of our net revenue from services while net revenue included in the Other category includes substantially all of our net revenue from sales of products. The intercompany sales from the Other category to the Installation reportable segment include a profit margin while our Installation segment records these transactions at cost.
The key metrics used to assess the performance of our operating segments are revenue and segment gross profit as these are the metrics used by our Chief Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), to review results, assess performance and allocate resources. We define segment gross profit as revenue less cost of sales, excluding depreciation and amortization. We do not report total assets, depreciation and amortization expenses included in reported cost of sales, operating expenses or other expense, net by segment because our CODM does not use this information to assess segment performance or allocate resources. The following tables represent our segment information for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31, 2023
	Installation	Other	Eliminations	Consolidated
Revenue	$622,742	$38,722	$(2,155)	$659,309
Cost of sales (1)	410,384	28,459	(1,766)	437,077
Segment gross profit	$212,358	$10,263	$(389)	$222,232
Segment gross profit percentage	34.1%	26.5%	18.1%	33.7%

	Three months ended March 31, 2022
	Installation	Other	Eliminations	Consolidated
Revenue	$561,631	$26,650	$(789)	$587,492
Cost of sales (1)	385,692	19,373	(609)	404,456
Segment gross profit	$175,939	$7,277	$(180)	$183,036
Segment gross profit percentage	31.3%	27.3%	22.8%	31.2%
(1)Cost of sales included in segment gross profit is exclusive of depreciation and amortization for the three months ended March 31, 2023 and 2022.
The reconciliation between consolidated segment gross profit for each period as shown in the tables above to consolidated income before income taxes is as follows:

	Three months ended March 31,
	2023	2022
Segment gross profit - consolidated	$222,232	$183,036
Depreciation and amortization (1)	11,810	10,633
Gross profit, as reported	210,422	172,403
Operating expenses	133,546	115,433
Operating income	76,876	56,970
Other expense, net	9,517	10,745
Income before income taxes	$67,359	$46,225
(1)Depreciation and amortization is excluded from segment gross profit for the three months ended March 31, 2023 and 2022.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11 - DERIVATIVES AND HEDGING ACTIVITIES
Cash Flow Hedges of Interest Rate Risk
Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the three months ended March 31, 2023, we used interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of March 31, 2023, we have not posted any collateral related to these agreements.
As of March 31, 2023 and December 31, 2022, we had the following interest rate swap derivatives outstanding:

Effective Date	Notional Amount	Fixed Rate	Maturity Date
	(in millions)
July 30, 2021	$200.0	0.51%	December 31, 2025
December 31, 2021	100.0	1.37%	December 31, 2025
December 31, 2021	100.0	1.37%	December 31, 2025
December 31, 2025	300.0	3.09%	December 14, 2028
December 31, 2025	100.0	2.98%	December 14, 2028
As of March 31, 2023, our two forward interest rate swaps, combined with our three active swaps, serve to hedge $400.0 million of the variable cash flows on our variable rate Term Loan through maturity. The assets and liabilities associated with these interest rate swaps are included in other current assets, other non-current assets and other long-term liabilities on the Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.
In July 2022, we amended the maturity date of each of our three active interest rate swaps to December 31, 2025 with the other terms remaining unchanged. The remaining unrealized gains will be amortized as a decrease to interest expense, net through the original maturity dates of April 15, 2030 and December 15, 2028. For the three months ended March 31, 2023, we amortized $1.7 million of the remaining unrealized gains as a decrease to interest expense, net.
The amended swaps included off-market terms at inception. This other-than-insignificant financing element will be amortized as an increase to interest expense, net through the December 31, 2025 maturity date of the amended swaps. For the three months ended March 31, 2023, we amortized $1.8 million of the financing element as an increase to interest expense, net. Future net cash settlements are recognized through cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows due to the other-than-insignificant financing element.
In August 2020, we terminated two then-existing interest rate swaps and one then-existing forward interest rate swap. During the three months ended March 31, 2023 and 2022 we amortized $1.0 million and $0.8 million, respectively, of the remaining unrealized loss as an increase to interest expense, net.
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in other comprehensive income, net of tax on the Condensed Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We had no such changes during the three months ended March 31, 2023 and 2022.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt, and as our terminated and amended swaps are amortized. Over the next twelve months, we estimate that an additional $10.4 million will be reclassified as a decrease to interest expense, net.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes amounts recorded to interest expense, net included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to our interest rate swaps (in thousands):

	Three months ended March 31,
	2023	2022
(Benefit) expense associated with swap net settlements	$(3,593)	$795
Expense associated with amortization of amended/terminated swaps	1,104	790
LIBOR was used as a reference rate for our interest rate swap agreements we use to hedge our interest rate exposure. The Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced in March 2021 its intention to extend the publication of certain LIBOR settings, including the setting we use as a reference rate, to June 2023. In January 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848) and in January 2021, the FASB subsequently issued ASU 2021-01, Reference Rate Reform - Scope, which clarified the scope and application of the original guidance. The purpose of this guidance is to provide relief for impacted areas as it relates to impending reference rate reform. We elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. See Note 19, Subsequent Events, for information on a change regarding the reference rate for our interest rate swaps.
NOTE 12 - STOCKHOLDERS’ EQUITY
Accumulated other comprehensive income
The change in accumulated other comprehensive income related to our interest rate derivatives, net of taxes, was as follows (in thousands):

	Three months ended March 31,
	2023	2022
Accumulated gain (loss) at beginning of period	$40,560	$(227)
Unrealized (losses) gains in fair value	(7,126)	17,527
Reclassifications of realized net losses to earnings	817	584
Accumulated gain at end of period	$34,251	$17,884
The reclassifications of realized net losses to earnings in the above table are recorded within interest expense, net.
Share repurchases
During the three months ended March 31, 2023 we did not repurchase any common stock. During the three months ended March 31, 2022 we repurchased approximately 511 thousand shares of our common stock with an aggregate price of approximately $49.9 million, or $97.57 average price per share. The effect of these treasury shares in reducing the number of common shares outstanding is reflected in our earnings per share calculation.
On February 22, 2023, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $200.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2024.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dividends
During the three months ended March 31, 2023, we declared and paid the following cash dividends (amount declared and amount paid in thousands):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/22/2023	3/15/2023	3/31/2023	$0.90	$25,537	$25,270
2/22/2023	3/15/2023	3/31/2023	0.33	9,364	9,266
During the three months ended March 31, 2022, we declared and paid the following cash dividends (amount declared and amount paid in thousands):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/24/2022	3/15/2022	3/31/2022	$0.90	$26,585	$26,242
2/24/2022	3/15/2022	3/31/2022	0.315	9,305	9,184
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
NOTE 13 - EMPLOYEE BENEFITS
Healthcare
We participate in multiple healthcare plans, the largest of which is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. Our healthcare benefit expense (net of employee contributions) was $7.4 million and $8.9 million for the three months ended March 31, 2023 and 2022, respectively. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $4.3 million and $3.8 million as of March 31, 2023 and December 31, 2022, respectively.
Workers’ Compensation
Workers’ compensation expense totaled $5.8 million and $5.7 million for the three months ended March 31, 2023 and 2022, respectively. Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2023	December 31, 2022
Included in other current liabilities	$8,782	$9,946
Included in other long-term liabilities	16,550	13,730
	$25,332	$23,676
We also had an insurance receivable for claims that exceeded the stop loss limit under our self-insured policies as well as claims under our fully insured policies included on the Condensed Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	March 31, 2023	December 31, 2022
Included in other non-current assets	$2,743	$2,318
Retirement Plans
We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
plans cover substantially all our eligible employees. We recognized 401(k) plan expenses of $0.9 million and $0.8 million during the three months ended March 31, 2023 and 2022, respectively. These expenses are included in administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
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
Share-Based Compensation
Common Stock Awards
We periodically grant shares of our common stock to non-employee members of our board of directors and our employees. During the three months ended March 31, 2023 and 2022, we did not grant any such shares under our 2014 Omnibus Incentive Plan to non-employee members of our board of directors or employees.
Employees – Performance-Based Stock Awards
During the three months ended March 31, 2023, we issued approximately 61 thousand shares of our common stock to certain officers, which vest in two equal installments on each of April 20, 2024 and April 20, 2025. In addition, during the three months ended March 31, 2023, we established, and our board of directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2024 contingent upon achievement of these targets.
In addition, there are long-term performance-based restricted stock awards to be issued to certain employees annually through 2024 contingent upon achievement of certain performance targets. These awards are accounted for as liability-based awards since they represent a predominantly-fixed monetary amount that will be settled with a variable number of common shares in the first quarter of 2025 and as such are included in other long-term liabilities on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2023 and 2022, we granted approximately 8 thousand and 39 thousand shares of our common stock, respectively. The shares granted in 2023 will vest in 2025, and the shares granted in 2022 vested in the second quarter of 2022.
Employees – Performance-Based Restricted Stock Units
During 2022, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2023 based upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Share-Based Compensation Summary
Amounts and changes for each category of equity-based award were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Grant Date Fair Value Per Share	Awards	Weighted Average Grant Date Fair Value Per Share	Units	Weighted Average Grant Date Fair Value Per Share
Nonvested awards/units at December 31, 2022	157,117	$77.31	126,053	$103.37	15,711	$80.55
Granted	7,690	109.76	69,281	109.09	—	—
Vested	(569)	82.14	—	—	—	—
Forfeited/Cancelled	(398)	86.72	—	—	(289)	80.55
Nonvested awards/units at March 31, 2023	163,840	$78.79	195,334	$105.40	15,422	$80.55
The following table summarizes the share-based compensation expense recognized under our 2014 Omnibus Incentive Plan (in thousands):

	Three months ended March 31,
	2023	2022
Common Stock Awards	$1,393	$1,531
Non-Employee Common Stock Awards	148	124
Performance-Based Stock Awards	1,563	1,315
Liability Performance-Based Stock Awards	26	206
Performance-Based Restricted Stock Units	306	242
	$3,436	$3,418
We recorded the following stock compensation expense by income statement category (in thousands):

	Three months ended March 31,
	2023	2022
Cost of sales	$165	$149
Selling	136	62
Administrative	3,135	3,207
	$3,436	$3,418
Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represents all stock compensation earned by our installation and sales employees, respectively.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unrecognized share-based compensation expense related to unvested awards was as follows (in thousands):

	As of March 31, 2023
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Common Stock Awards	$5,561	1.7
Performance-Based Stock Awards	11,112	2.1
Performance-Based Restricted Stock Units	41	0.1
Total unrecognized compensation expense related to unvested awards	$16,714
Total unrecognized compensation expense is subject to future adjustments for forfeitures. This expense is expected to be recognized over the remaining weighted-average period shown above on a straight-line basis except for the Performance-Based Stock Awards which uses the graded-vesting method. Shares forfeited are returned as treasury shares and available for future issuances.
During the three months ended March 31, 2023, our employees surrendered approximately 200 shares of our common stock to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2014 Omnibus Incentive Plan.
As of March 31, 2023, approximately 1.6 million of the 3.0 million shares of common stock authorized for issuance were available for issuance under the 2014 Omnibus Incentive Plan.
NOTE 14 - INCOME TAXES
Our provision for income taxes as a percentage of pretax earnings is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.
During both the three months ended March 31, 2023 and 2022, our effective tax rate was 26.8%. The rates for each of the three months ended March 31, 2023 and 2022 were unfavorably impacted by certain expenses not being deductible for income tax reporting purposes.
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
The amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in thousands):

	Three months ended March 31,
	2023	2022
Sales	$4,015	$560
Purchases	666	407
Rent	352	314
We had a related party balance of approximately $2.3 million and $3.3 million included in accounts receivable on our Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, Chief Executive Officer and President rejoined our board of directors in July of 2022, accounted for $1.5 million and $2.5 million of the related party accounts receivable balance as of March 31, 2023 and December 31, 2022,

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
respectively. Additionally, M/I Homes, Inc. accounted for a significant portion of our related party sales during the three months ended March 31, 2023.
NOTE 16 - COMMITMENTS AND CONTINGENCIES
Accrued General Liability and Auto Insurance
Accrued general liability and auto insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2023	December 31, 2022
Included in other current liabilities	$7,162	$7,479
Included in other long-term liabilities	16,621	17,528
	$23,783	$25,007
We also had insurance receivables and indemnification assets included on the Condensed Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above. The amounts were as follows (in thousands):

	March 31, 2023	December 31, 2022
Insurance receivables and indemnification assets for claims under fully insured policies	$2,643	$4,933
Insurance receivables for claims that exceeded the stop loss limit	75	380
Total insurance receivables and indemnification assets included in other non-current assets	$2,718	$5,313
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
During the three months ended March 31, 2023, we entered into an supply agreement with variable pricing with one of our suppliers to purchase a portion of the material we utilize in our business. This agreement is effective March 31, 2023 through March 31, 2026 with a purchase obligation of 12.0 million pounds for 2023, 14.4 million pounds for 2024 and 17.3 million pounds for 2025.
NOTE 17 - BUSINESS COMBINATIONS
As part of our ongoing strategy to expand geographically and increase market share in certain markets, as well as diversify our products and end markets, we completed two business combinations during the three months ended March 31, 2023 and one business combination during the three months ended March 31, 2022.
The largest of our 2023 acquisitions was Anchor Insulation Co., Inc. (Anchor) in March 2023. Below is a summary of each significant acquisition by year, including revenue and net income since date of acquisition shown for the year of acquisition. Net income includes amortization and taxes when appropriate.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended March 31, 2023 (in thousands):

						Three months ended March 31, 2023
2023 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income
Anchor	3/12/2023	Share	$35,928	$1,000	$36,928	$2,193	$51
Other	2/13/2023	Asset	2,090	131	2,221	444	15
			$38,018	$1,131	$39,149	$2,637	$66
For the three months ended March 31, 2022 (in thousands):

						Three months ended March 31, 2022
2022 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income
Other	03/01/2022	Share	$8,050	$1,878	$9,928	$915	$97
Acquisition-related costs recorded within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to $0.6 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed. We expect to deduct approximately $13.0 million of goodwill for tax purposes as a result of 2023 acquisitions.
Purchase Price Allocations
The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in thousands):

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Anchor	Other	Total	Other
Estimated fair values:
Cash	$10	$—	$10	$87
Accounts receivable	3,661	—	3,661	772
Inventories	1,527	64	1,591	684
Other current assets	1,732	—	1,732	21
Property and equipment	2,428	381	2,809	1,049
Operating lease right-of-use asset	—	28	28	—
Intangibles	16,420	1,120	17,540	4,634
Goodwill	12,870	670	13,540	2,743
Other non-current assets	184	13	197	7
Accounts payable and other current liabilities	(1,904)	(46)	(1,950)	(69)
Other long-term liabilities	—	(9)	(9)	—
Fair value of assets acquired and purchase price	36,928	2,221	39,149	9,928
Less seller obligations	1,000	131	1,131	1,878
Cash paid	$35,928	$2,090	$38,018	$8,050
Contingent consideration, non-compete agreements and/or amounts based on working capital calculations are included as “seller obligations” in the above table or within “fair value of assets acquired” if subsequently paid during the period presented. Contingent consideration payments consist primarily of earnouts based on performance that are recorded at fair value at the time of acquisition. When these payments are expected to be made over one year from the acquisition date, the contingent

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
consideration is discounted to net present value of future payments based on a weighted average of various future forecast scenarios.
Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Any acquisition acquired after March 31, 2022 is deemed to be within the measurement period and its purchase price considered preliminary. Goodwill and intangibles per the above table may not agree to the total gross increases of these assets as shown in Note 6, Goodwill and Intangibles, during each of the three months ended March 31, 2023 and 2022 due to adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added during the ordinary course of business. All acquisitions during the three months ended March 31, 2023 and 2022 had their respective goodwill assigned to our Installation operating segment.
Estimates of acquired intangible assets related to the acquisitions are as follows (in thousands):

	For the three months ended March 31,
	2023		2022
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$10,969	12	$3,125	12
Trademarks and tradenames	5,466	15	1,136	15
Non-competition agreements	285	5	374	5
Backlog	820	1	—	0
Pro Forma Information
The unaudited pro forma information for the combined results of the Company has been prepared as if the 2023 acquisitions had taken place on January 1, 2022 and the 2022 acquisitions had taken place on January 1, 2021. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2022 and 2021, respectively, and the unaudited pro forma information does not purport to be indicative of future financial operating results (in thousands, except per share data):

	Unaudited pro forma for the three months ended March 31,
	2023	2022
Net revenue	$667,915	$623,603
Net income	49,590	34,974
Basic net income per share	1.77	1.19
Diluted net income per share	1.75	1.18
Unaudited pro forma net income reflects additional intangible asset amortization expense of approximately $0.4 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively, as well as additional income tax expense of approximately $0.1 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively, that would have been recorded had the 2023 acquisitions taken place on January 1, 2022 and the 2022 acquisitions taken place on January 1, 2021.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 18 - INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.
Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method was approximately 203 thousand and 278 thousand shares for the three months ended March 31, 2023 and 2022, respectively. Approximately 4 thousand shares of potential common stock were not included in the calculation of diluted net income per common share for the three months ended March 31, 2023 because the effect would have been anti-dilutive. There were no shares that would have been considered anti-dilutive for the three months ended three months ended March 31, 2022.
NOTE 19 - SUBSEQUENT EVENTS
We announced on May 4th, 2023 that our board of directors declared a quarterly dividend, payable on June 30, 2023 to stockholders of record on June 15, 2023, at a rate of 33.0 cents per share.
In April 2023, we notified the lenders on our $500.0 million, seven-year term loan facility due December 2028 (the "Term Loan") under our credit agreement (the "Term Loan Agreement") that we have elected to trigger a benchmark replacement from LIBOR to the Secured Overnight Financing Rate ("Term SOFR"). This trigger includes a credit spread adjustment of 0.11%, 0.26% and 0.43% for interest periods of one month, three months and six months, respectively, and it is subject to the same floor as currently set forth in the Term Loan Agreement. The new Term SOFR rate was effective on April 28, 2023. Also in April 2023, we transitioned our interest rate swap derivatives to Term SOFR to avoid a mismatch of rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in “Item 1. Financial Statements” of this Form 10-Q, as well as our 2022 Form 10-K.
OVERVIEW
We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products throughout the United States, including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving, mirrors and other products. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects in all 48 continental states and the District of Columbia from our national network of over 240 branch locations. 94% of our net revenue comes from the service-based installation of these products across all of our end markets and forms our Installation operating segment and single reportable segment. In addition, two regional distribution operations serve the Midwest, Mountain West, Northeast and Mid-Atlantic regions of the United States, and we operate a cellulose manufacturing facility. We believe our business is well positioned to continue to profitably grow over the long-term due to our strong balance sheet, liquidity and our continuing acquisition strategy.
A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, inflation, consumer confidence, employment rates, housing inventory levels, foreclosure rates, the health of the economy and availability of mortgage financing. The strategic acquisitions of multiple companies over the last several years contributed meaningfully to our 12.2% increase in net revenue during the three months ended March 31, 2023 compared to 2022.
2023 First Quarter Highlights
Net revenue increased 12.2%, or $71.8 million to $659.3 million, while gross profit increased 22.1% to $210.4 million during the three months ended March 31, 2023 compared to 2022. The increase in net revenue and gross profit was primarily driven by selling price and product mix improvements and the contribution of our recent acquisitions. We continue to make pricing adjustments to offset the current macroeconomic inflationary trends as evidenced by the 16.5% increase in our price/mix metric for our Installation segment. Gross profit margin grew faster than revenue as we continued to prioritize profitability over sales volume. Specifically, gross profit outpaced sales growth due to higher selling prices and resulting leverage gained on labor and other costs of sales, including lower material costs as recent supply chain constraints began showing signs of easing. Certain net revenue and industry metrics we use to monitor our operations are discussed in the "Key Measures of Performance" section below, and further details regarding results of our various end markets are discussed further in the "Net Revenue, Cost of Sales and Gross Profit" section below.
As of March 31, 2023, we had $218.7 million of cash and cash equivalents, and we have not drawn on our revolving line of credit. This strong liquidity position allowed us to return capital to shareholders by paying a variable annual dividend of $0.90 per share, or $25.3 million in the aggregate, as well as increasing our regular quarterly dividend 5% to $0.33 per share, or $9.0 million in the aggregate, during the three months ended March 31, 2023. During the quarter, our board of directors also authorized a new stock repurchase program which replaces our previous stock repurchase program that allows for the repurchase of up to $200.0 million of our outstanding common stock.
Key Measures of Performance
We utilize certain net revenue and industry metrics to monitor our operations. Key metrics include total sales growth and same branch growth metrics for our consolidated results, our Installation reportable segment and our Other category consisting of our Distribution and Manufacturing operating segments. We also monitor sales growth for our Installation segment by end market and track volume growth and price/mix growth.
We believe the revenue growth measures are important indicators of how our business is performing, however, we may rely on different metrics in the future. We also utilize gross profit percentage as shown in the following section to monitor our most significant variable costs and to evaluate labor efficiency and success at passing increasing costs of materials to customers.

The following table shows key measures of performance we utilize to evaluate our results:

	Three months ended March 31,
	2023	2022
Period-over-period Growth
Consolidated Sales Growth	12.2%	34.4%
Consolidated Same Branch Sales Growth (1)	7.1%	22.5%

Installation
Sales Growth (2)	10.9%	30.0%
Same Branch Sales Growth (1)(2)	7.0%	22.2%
Single-Family Sales Growth (3)	1.6%	37.4%
Single-Family Same Branch Sales Growth (1)(3)	(2.6)%	29.4%
Multi-Family Sales Growth (4)	38.1%	24.6%
Multi-Family Same Branch Sales Growth (1)(4)	37.9%	23.1%
Residential Sales Growth (5)	7.4%	35.2%
Residential Same Branch Sales Growth (1)(5)	3.8%	28.3%
Commercial Sales Growth (6)	27.0%	13.0%
Commercial Same Branch Sales Growth (1)(6)	22.4%	5.9%

Other
Sales Growth (7)	45.3%	407.3%
Same Branch Sales Growth (1)(7)	12.9%	50.8%

Same Branch Sales Growth - Installation (8)
Volume Growth (1)(9)	(9.3)%	9.7%
Price/Mix Growth (1)(10)	16.5%	14.6%

U.S. Housing Market (11)
Total Completions Growth	11.7%	(3.4)%
Single-Family Completions Growth	1.4%	1.5%
Multi-Family Completions Growth	50.8%	(18.7)%

(1)	Same-branch basis represents period-over-period growth for branch locations owned greater than 12 months as of each financial statement date.
(2)	Calculated based on period-over-period growth of all end markets for our Installation segment.
(3)	Calculated based on period-over-period growth in the single-family subset of the residential new construction end market for our Installation segment.
(4)	Calculated based on period-over-period growth in the multi-family subset of the residential new construction end market for our Installation segment.
(5)	Calculated based on period-over-period growth in the residential new construction end market for our Installation segment.
(6)	Calculated based on period-over-period growth in the total commercial end market for our Installation segment. Our commercial end market consists of heavy and light commercial projects.
(7)
Calculated based on period-over-period growth in our Other category which consists of our Manufacturing and Distribution operating segments. Our distribution businesses were acquired in December, 2021 and April, 2022.

(8)
The heavy commercial end market, a subset of our total commercial end market, comprises projects that are much larger than our average installation job. This end market is excluded from the volume growth and price/mix growth calculations as to not skew the growth rates given its much larger per-job revenue compared to the average jobs in our remaining end markets.

(9)	Calculated as period-over-period change in the number of completed same-branch jobs within our Installation segment for all markets we serve except the heavy commercial end market.
(10)
Defined as change in the mix of products sold and related pricing changes and calculated as the change in period-over-period average selling price per same-branch jobs within our Installation segment for all markets we serve except the heavy commercial market, multiplied by total current year jobs. The mix of end customer and product would have an impact on the year-over-year price per job.

(11)	U.S. Census Bureau data, as revised.

Net Revenue, Cost of Sales and Gross Profit
The components of gross profit were as follows (in thousands):

	Three months ended March 31,
	2023	Change	2022
Net revenue	$659,309	12.2%	$587,492
Cost of sales	448,887	8.1%	415,089
Gross profit	$210,422	22.1%	$172,403
Gross profit percentage	31.9%		29.3%
Net revenue increased during the three months ended March 31, 2023 primarily due to increased selling prices and product mix improvements, acquisitions and organic growth from our existing branches as shown in the Key Measures of Performance section above. Installation revenue increased 10.9% for the three months ended March 31, 2023, respectively, driven by continued strong growth in the new residential multifamily market which grew 38.1% as well as growth in the commercial market which increased 27.0% over the prior year period. Our largest end market, the single-family subset of the residential new construction market, grew revenue 1.6% over the same period ended March 31, 2022. The remaining overall growth in net revenue for the three months ended March 31, 2023 is attributable to the acquisition of Central Aluminum which, combined with AMD Distribution, form our Distribution operating segment. This operating segment, combined with our Manufacturing operating segment, experienced 12.9% organic growth, or 45.3% including the Central Aluminum acquisition, for the three months ended March 31, 2023.
As a percentage of net revenue, gross profit improved during the three months ended March 31, 2023 compared to the corresponding prior year period primarily on the strength of price/mix growth and resulting leverage gained on labor and other costs of sales. We continued to focus on profitability over volume gains, and this had a noticeable impact on gross profit this quarter. While inflation and material supply chain issues that affected our business and industry in recent years are likely to persist through 2023, we have seen inflation moderate since the end of 2022 and signs that the supply chain is improving. We will continue to work with our suppliers to lessen the impact on our margins and with our customers to offset further cost increases through selling price adjustments.
Operating Expenses
Operating expenses were as follows (in thousands):

	Three months ended March 31,
	2023	Change	2022
Selling	$32,607	29.4%	$25,192
Percentage of total net revenue	4.9%		4.3%
Administrative	$89,504	13.1%	$79,144
Percentage of total net revenue	13.6%		13.5%
Amortization	$11,435	3.0%	$11,097
Percentage of total net revenue	1.7%		1.9%
Selling
The dollar increase in selling expenses for the three months ended March 31, 2023 was primarily driven by an increase in selling wages and commissions to support our increased net revenue of 12.2% and higher credit loss provisions due to increased sales. Selling expense as a percentage of sales increased for the three months ended March 31, 2023 compared to 2022 primarily due to increased commissions from changes in product mix and more profitable completed jobs.
Administrative
The dollar increase in administrative expenses for the three months ended March 31, 2023 was primarily due to an increase in wages and facility costs from acquisitions and to support organic growth. Administrative expenses slightly increased as a percentage of sales for the three months ended March 31, 2023 compared to 2022 primarily due to inflationary pressures and increased number of employees leading to higher wages and benefits.

Amortization
The increase in amortization expense for the three months ended March 31, 2023 was attributable to the increase in finite-lived intangible assets recorded as a result of acquisitions.
Other Expense, Net
Other expense, net was as follows (in thousands):

	Three months ended March 31,
	2023	Change	2022
Interest expense, net	$9,670	(8.8)%	$10,600
Other (income) expense	(153)	(205.5)%	145
Total other expense, net	$9,517		$10,745
The decrease in interest expense, net during the three months ended March 31, 2023 compared to 2022 was primarily due to increased interest income due to higher yields on cash deposits offsetting the expense, partially offset by increased interest expense on variable rate debt.
Income Tax Provision
Income tax provision and effective tax rates were as follows (in thousands):

	Three months ended March 31,
	2023	2022
Income tax provision	$18,085	$12,403
Effective tax rate	26.8%	26.8%
During both the three months ended March 31, 2023 and 2022, our effective tax rates were 26.8%. The rates for both periods were unfavorably impacted by certain expenses not deductible for income tax reporting purposes.
Other Comprehensive (Loss) Income, Net of Tax
Other comprehensive (loss) income, net of tax was as follows (in thousands):

	Three months ended March 31,
	2023	2022
Net change on cash flow hedges, net of taxes	$(6,309)	$18,111
During the three months ended March 31, 2023, we recorded unrealized losses of $7.1 million, net of taxes, respectively, on our cash flow hedges due to the market's expectations for lower long-term interest rates in the future relative to our three existing interest rate swaps and our two forward interest rate swaps. We also amortized $1.1 million of our remaining unrealized gains and losses, net, on our terminated cash flow hedges to interest expense during three months ended March 31, 2023, not including the offsetting tax effects of $0.3 million.
During the three months ended March 31, 2022, we recorded an unrealized gain of $17.5 million, net of tax, and amortized $0.8 million of our remaining unrealized loss on our terminated cash flow hedges, not including the offsetting tax effect of $0.2 million.
KEY FACTORS AFFECTING OUR OPERATING RESULTS
Inflation and Interest Rates
The fast recovery in residential housing demand helped offset prolonged impacts of the COVID-19 pandemic already experienced. However, the strong demand for residential housing has caused inflationary pressure on materials used in our industry. Inflation has also affected the economy as a whole as consumer price inflation has reached 40-year highs, negatively impacting consumer sentiment and increasing market uncertainty. The Federal Reserve took actions to moderate and stabilize inflation by raising the federal funds rate multiple times in 2022 and 2023 and signaling plans to continue raising the rate in

2023. This caused the average mortgage rate in the United States to increase rapidly since the end of 2021. Rising interest rates began to curtail housing demand in the second half of 2022 and first quarter of 2023, reducing mortgage financing affordability. As a result, the single family homebuilding market began showing signs of weakening in late 2022 and early 2023 and housing starts and permits are forecasted to decline in 2023.
We expect to be impacted by these economic headwinds in 2023. However, we believe the large residential construction backlog of both units under construction and units not started will partially offset these challenges. Additionally, there are housing shortages in some of the markets we serve and we expect the backlog in our growing multi-family business will help to offset any declines we may face in the residential homebuilding market. Also, many existing homeowners are locked into low interest mortgages, and an aging housing stock exists in many areas of the United States. We expect these factors, combined with incentives from the Inflation Reduction Act of 2022, to drive growth in the repair and remodel markets we service.
Cost and Availability of Materials

We typically purchase the materials that we install directly from manufacturers, and the products we sell are either purchased from manufacturers or other suppliers or are manufactured by us. The industry supply of these materials experienced supply shortages in 2022 due to strong demand and effects from the COVID-19 pandemic. The higher demand for materials coupled with supply chain issues including raw material shortages, supplier labor shortages, bottlenecks and shipping constraints showed signs of easing during the three months ended March 31, 2023. However, we expect the supply chain disruptions affecting some of the materials used throughout our installation work to continue throughout 2023. We will continue to prioritize the effective management of our supply chain by our purchasing, logistics and warehousing teams.
In addition, we experience price increases from our suppliers from time to time, including multiple increases over the last few years caused by supply shortages and general economic inflationary pressures. We have experienced unprecedented increased pricing for fiberglass and foam insulation materials over the last three years but expect manufacturers to slow the pace of price increases in 2023. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations throughout the remainder of 2023, to the extent that price increases cannot be passed on to our customers. Our selling price increases were able to support most material cost increases in 2022 but we may have more difficulty raising prices in 2023 if housing demand slows. We will continue to work with our customers to adjust selling prices to offset higher costs as they occur. See “COVID-19 Impacts” below for a discussion of the short-term impacts of the current economic climate on the availability of the materials we install.
Cost of Labor
Our business is labor intensive and the majority of our employees work as installers on local construction sites. We expect to spend more to hire, train and retain installers to support our growing business in 2023, as tight labor availability continues within the construction industry. We offer a comprehensive benefits package unlike many of our local competitors, which will increase costs as we hire additional personnel. Our workers’ compensation costs may continue to rise as we increase our coverage for additional personnel. We obtained leverage on our labor costs in the three months ended March 31, 2023 compared to 2022 due to increased selling prices per job. However, inflation and market competition could increase these costs in the near-term.
We have experienced strong employee retention, turnover and labor efficiency rates that exceed industry standards. We believe this is partially a result of various programs meant to benefit our employees, including our financial wellness plan, longevity stock compensation plan for employees and assistance from the Installed Building Products Foundation meant to benefit our employees, their families and their communities. While improved retention drives lower costs to recruit and train new employees, resulting in greater installer productivity, these improvements are somewhat offset by the additional costs of these incentives.
COVID-19 Impacts
The COVID-19 pandemic has caused significant volatility, uncertainty and economic disruption. As the pandemic continues to move toward the endemic stage, the full extent and scope of the impact on our business and industry, as well as national, regional and global markets and economies, depends on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic, additional government actions taken in response to the pandemic, the impact on construction activity and demand for homes (based on employment levels, consumer spending and consumer confidence). The fast recovery in residential housing demand helped offset prolonged impacts of the pandemic already experienced. However, we have experienced supply constraints and material price increases ultimately stemming from the effects of the pandemic across most of the products we install or sell, which could continue throughout 2023.
In the commercial sector, we have experienced some impact to our commercial business from the pandemic, mainly in the form of project start delays and other inefficiencies. In the future, certain large-scale infrastructure programs may be at risk if the need for such structures decline, project funding declines or as consumer behaviors change in the wake of COVID-19 disruptions to the economy and changes to our general ways of life. For example, reduced demand for office buildings and/or educational facilities, decreased airport traffic, or decreased usage of sports arenas or similar commercial structures could impact our commercial end market. As discussed in the sections above, our commercial business experienced strong sales growth during the three months ended March 31, 2023, signaling a potential improvement in this market. However, we continue to evaluate the nature and extent of the COVID-19 pandemic’s impact on our financial condition, results of operations and cash flows of the commercial business.
LIQUIDITY AND CAPITAL RESOURCES
Our capital resources primarily consist of cash from operations and borrowings under our various debt agreements and capital equipment leases and loans. As of March 31, 2023, we had cash and cash equivalents of $218.7 million as well as access to $250.0 million under our asset-based lending credit facility (as defined below), less $5.8 million of outstanding letters of credit, resulting in total liquidity of $462.9 million. This total liquidity was reduced by $1.6 million within our cash and cash equivalents due to a deposit into a trust to serve as additional collateral for our workers' compensation and general liability policies. This amount can be converted to a letter of credit at our discretion and would reduce the availability of our asset-based lending facility (as defined below). Liquidity may also be limited in the future by certain cash collateral limitations under our asset-based credit facility (as defined below), depending on the status of our borrowing base availability.
We faced unprecedented increases in pricing for certain insulation materials in 2021 and 2022. While pricing for some of these materials continued to increase in the first quarter of 2023, pricing for other products began to moderate. Increased market pricing on materials has a negative impact on liquidity due to the higher prices we must pay for materials.
Short-Term Material Cash Requirements
Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures, to meet principal and interest obligations and to make required income tax payments. We may also use our resources to fund our optional stock repurchase program and pay quarterly and annual dividends. In addition, we expect to spend cash and cash equivalents to acquire various companies with at least $100.0 million in aggregate net revenue each fiscal year. The amount of cash paid for an acquisition is dependent on various factors, including the size and determined value of the business being acquired.
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
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our business needs, commitments and contractual obligations for at least the next 12 months as evidenced by our net positive cash flows from operations for the three months ended March 31, 2023 and 2022. We believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions, but we cannot guarantee that such financing will be available on favorable terms, or at all. In the short-term, we expect the seasonal trends we typically experience to vary from historical patterns, with the first half of 2023 experiencing stronger volumes than the second half of 2023 due to the large industry backlog of projects either in process or authorized but not started. This could affect the timing of cash collections and payments during each quarter of 2023.
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
In "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2022 Form 10-K, we disclosed that we had $1.0 billion aggregate long-term material cash requirements as of December 31, 2022. During the three months ended March 31, 2023, we signed a long-term purchase commitment with variable pricing to purchase 43.7 million pounds of material over the next three years. See Note 16, Commitments and Contingencies, for more information on this commitment. There have been no other material changes to our cash requirements during the period covered by this 10-Q outside of the normal course of our business.
Sources and Uses of Cash and Related Trends
Working Capital
We carefully manage our working capital and operating expenses. As of March 31, 2023 and December 31, 2022, our working capital, including cash and cash equivalents, was $546.3 million and $556.4 million. This decrease was primarily due to the decrease in cash of $10.9 million resulting from the payment of our annual and first quarter dividends and increased acquisition activity. Inventories decreased by $6.5 million as a result of reduced warehoused materials due to easing supply chain shortages and lower sales volume growth. These factors also led to a decrease of $14.4 million in accounts payable which partially offsets the reduction in inventories and cash.
The following table summarizes our cash flow activity (in thousands):

	Three months ended March 31,
	2023	2022
Net cash provided by operating activities	$73,833	$48,225
Net cash used in investing activities	(47,614)	(68,718)
Net cash used in financing activities	(37,156)	(95,558)
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
Net cash provided by operating activities increased from 2022 to 2023 primarily due to the increases in net income, changes in certain working capital requirements, income tax expense payment timing and various noncash adjustments, partially offset by the reduction of our accounts payable and other liabilities balances.
Cash Flows from Investing Activities
Sources of cash from investing activities consist primarily of proceeds from the sales of property and equipment and, periodically, maturities from short term investments. Cash used in investing activities consists primarily of purchases of property and equipment, payments for acquisitions and, periodically, purchases of short term investments.
Net cash used by investing activities decreased from 2022 to 2023 primarily due to the purchase of short-term investments during the three months ended March 31, 2022, partially offset by the increase in spending on acquisitions and property and equipment in 2023.
Cash Flows from Financing Activities
Our sources of cash from financing activities consist of proceeds from the issuances of vehicle and equipment notes payable and, periodically, other sources of debt financing. Cash used in financing activities consists primarily of debt repayments, acquisition-related obligations, dividends and stock repurchases.

Net cash used by financing activities decreased from 2022 to 2023 primarily due to the repurchase of common stock under our previous stock repurchase plan and higher acquisition-related obligations during the three months ended March 31, 2022. Our net cash used by financing activities was also offset during the three months ended March 31, 2023 by proceeds from vehicle and equipment notes. See Note 12, Stockholders' Equity, for more information on the repurchase of common stock.
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
Credit Facilities
In December 2021, we amended and restated our $500 million, seven-year term loan facility due December 2028 (the “Term Loan”) under our credit agreement (the “Term Loan Agreement”), dated as of December 14, 2021 with Royal Bank of Canada as the administrative agent and collateral agent thereunder. The amended Term Loan amortizes in quarterly principal payments of $1.25 million starting on March 31, 2022, with any remaining unpaid balances due on the maturity date of December 14, 2028. The Term Loan bears interest at either the base rate (which approximates the prime rate) or the Eurodollar rate, plus a margin of (A) 1.25% in the case of base rate loans or (B) 2.25% in the case of Eurodollar rate loans. See Note 19, Subsequent Events, for information on a change regarding the reference rate for our Term Loan. Proceeds from the Term Loan were used to refinance and repay in full all amounts outstanding under our previous term loan agreement. We intend to use the remaining funds to pay for certain fees and expenses associated with the closing of the Term Loan and for general corporate purposes, including acquisitions and other growth initiatives. As of March 31, 2023, we had $488.2 million, net of unamortized debt issuance costs, due on our Term Loan.
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
In February 2022, we amended and extended the term of our asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement increased the commitment under the asset-based lending credit facility (the “ABL Revolver”) to $250.0 million from $200.0 million, and permits us to further increase the commitment amount up to $300.0 million. The amendment also extends the maturity date from September 26, 2024 to February 17, 2027. The ABL Revolver bears interest at either the base rate or the Secured Overnight Financing Rate ("Term SOFR"), at our election, plus a margin of 0.25% or 0.50% in the case of base rate loans or 1.25% or 1.50% for Term SOFR advances (in each case based on a measure of availability under the ABL Credit Agreement). The amendment also allows for modification of specified fees dependent upon achieving certain sustainability targets, in addition to making other modifications to the ABL Credit Agreement. In connection with the Term Loan Agreement, we entered into a Third Amendment (the “Third Amendment”) to the ABL/Term Loan Intercreditor Agreement with Bank of America, N.A., as ABL Agent for the lenders under the ABL Credit Agreement, and Royal Bank of Canada as collateral agent under the Term Loan Agreement. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of March 31, 2023 was $244.2 million.

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
At March 31, 2023, we were in compliance with all applicable covenants under the Term Loan Agreement, ABL Credit Agreement and the Senior Notes.
Derivative Instruments
As of March 31, 2023, we had three active interest rate swaps and two forward interest rate swaps. On July 8, 2022, we amended the maturity dates of our three active interest rate swaps. Prior to the amendment, we held one interest rate swap with a $200.0 million notional, a fixed rate of 0.51% and a maturity date of April 15, 2030. We also had two interest rate swaps, each with a $100.0 million notional, a fixed rate of 1.37% and a maturity date of December 15, 2028. As amended, each of these three swaps have a maturity day of December 31, 2025 with the other terms unchanged. We also entered into two new forward interest rate derivatives in July 2022. One forward interest rate swap has an effective date of December 31, 2025, a beginning notional of $300.0 million and a fixed rate of 3.09%. The other new forward interest rate swap also has an effective date of December 31, 2025, a beginning notional of $100.0 million and a fixed rate of 2.98%. For further information about our interest rate swaps, see Note 11, Derivatives and Hedging Activities. The assets and liabilities associated with the interest rate swaps are included in other non-current assets and other current liabilities on the Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.
LIBOR was used as a reference rate for our Term Loan and our interest rate swap agreements we use to hedge our interest rate exposure. See Note 19, Subsequent Events, for information on a change regarding the reference rate for our interest rate swaps.
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
Total outstanding loan balances relating to our master loan and equipment agreements were $74.1 million as of March 31, 2023 and $73.0 million as of December 31, 2022, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.
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
The following table summarizes our outstanding bonds, letters of credit and cash-collateral (in thousands):

As of March 31, 2023
Performance bonds	$104,126
Insurance letters of credit and cash collateral	68,485
Permit and license bonds	9,703
Total bonds and letters of credit	$182,314
We have $58.9 million included in our insurance letters of credit in the above table that are unsecured and therefore do not reduce total liquidity. As of March 31, 2023, we have $1.6 million deposited into a trust to serve as additional collateral for our workers’ compensation and general liability policies. This collateral is included in the table above and can be converted to a letter of credit at our discretion and is therefore not considered to be restricted cash.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported using different assumptions or under different conditions. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2023 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2022 Form 10-K.
Recent Accounting Pronouncements
For a description of recently issued and/or adopted accounting pronouncements, see Note 2, Significant Accounting Policies, to our audited consolidated financial statements included in our 2022 Form 10-K.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market and the commercial market, our operations, economic and industry conditions, our financial and business model, payments of dividends, the impact of COVID-19 on our business and end markets, the demand for our services and product offerings, trends in the commercial business, expansion of our national footprint and end markets, diversification of our products, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability, our efforts to navigate the material pricing environment, our ability to increase selling prices, our material and labor costs, supply chain and material constraints, the impact of COVID-19 on our financial results and expectations for demand for our services and our earnings in 2023. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation the adverse impact of the ongoing COVID-19 pandemic on our business and financial results, our supply chain, the economy and the markets we serve; general economic and industry conditions; increases in mortgage interest rates and rising home prices; inflation and interest rates; the material price and supply environment; the timing of increases in our selling prices; the risk that the Company may reduce, suspend or eliminate dividend payments in the future; and the factors discussed in the “Risk Factors” section of our 2022 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC. In addition, any future declaration of dividends will be subject to the final determination of our Board of Directors. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of March 31, 2023, we had $493.8 million outstanding on our Term Loan, gross of unamortized debt issuance costs, no outstanding borrowings on our ABL Revolver and no outstanding borrowings under finance leases subject to variable interest rates. As of March 31, 2023, we had three active and two forward interest rate swaps which, when combined, serve to hedge $400.0 million of the variable cash flows on our Term Loan until its maturity unless extended. As a result, total variable rate debt of $93.8 million was exposed to market risks as of March 31, 2023. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $0.9 million. Our Senior Notes accrue interest at a fixed rate of 5.75%.
For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We have not entered into and currently do not hold derivatives for trading or speculative purposes.
LIBOR was used as a reference rate for our Term Loan and our interest rate swap agreements we use to hedge our interest rate exposure. In 2017, the Financial Conduct Authority announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced in March 2021 its intention to extend the publication of certain LIBOR settings, including the setting we use as a reference rate, to June 2023. It is unclear whether new methods of calculating LIBOR will be established after that date. Our Term Loan Agreement and 2021 interest rate swap agreements include a provision related to the potential discontinuance of LIBOR to be replaced with one or more Secured Overnight Financing Rate (SOFR) values or another alternate benchmark rate. However, if LIBOR ceases to exist after 2023, the interest rates under the alternative rate could be higher than LIBOR. In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848) and in January 2021, the FASB subsequently issued ASU 2021-01, Reference Rate Reform - Scope, which clarified the scope and application of the original guidance. The purpose of this guidance is to provide relief for impacted areas as it relates to impending reference rate reform. We elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. See Note 19, Subsequent Events, for information on a change regarding the reference rate for our Term Loan and interest rate swaps.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 1. Financial Statements, Note 16, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.
Item 1A. Risk Factors
As of the date of this report, there have been no material changes from the risk factors disclosed in our 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows the stock repurchase activity, including shares surrendered by employees in connection with the vesting of restricted stock awards, for the three months ended March 31, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
January 1 - January 31, 2023 (1)	89	$87.76	—	$—
February 1 - February 28, 2023	—	—	—	—
March 1 - March 31, 2023 (1)	94	114.03	—	200.0	million
	183	$101.25	—	$200.0	million
(1)Represents shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 566 shares of restricted stock awarded under our 2014 Omnibus Incentive Plan.
(2)On February 22, 2023, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $200.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2024. We did not repurchase any common stock under our stock repurchase programs during the three months ended March 31, 2023. For further information about our stock repurchase program, see Note 12, Stockholders' Equity.
Item 3. Defaults Upon Senior Securities
There have been no material defaults in senior securities.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
The Company’s employment agreement with Jeffrey Edwards, our Chief Executive Officer, President and Chairman, was amended and restated on May 3, 2023, to extend Mr. Edwards’ employment term to April 15, 2026, and after such date, provide for automatic five-year renewals, unless either party provides at least 90 days’ prior notice of non-renewal or unless the agreement is earlier terminated.

Item 6. Exhibits
(a)(3) Exhibits
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1*#	Amended and Restated Employment Agreement, dated as of May 3, 2023, by and between Installed Building Products, Inc. and Jeffrey W. Edwards.

31.1*	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Submitted electronically with the report.
#     Indicates management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2023

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer