Form 10-Q
period 2023-09-30
Installed Building Products, Inc.
filed 2023-11-08
CIK 1580905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
On November 1, 2023, the registrant had 28,409,079 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$339,759	$229,627
Accounts receivable (less allowance for credit losses of $10,919 and $9,549 at September 30, 2023 and December 31, 2022, respectively)	427,093	397,222
Inventories	159,675	176,629
Prepaid expenses and other current assets	73,292	80,933
Total current assets	999,819	884,411
Property and equipment, net	134,031	118,774
Operating lease right-of-use assets	77,808	76,174
Goodwill	395,213	373,555
Customer relationships, net	181,672	192,328
Other intangibles, net	89,637	91,145
Other non-current assets	42,780	42,545
Total assets	$1,920,960	$1,778,932
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$31,803	$30,983
Current maturities of operating lease obligations	27,769	26,145
Current maturities of finance lease obligations	2,694	2,508
Accounts payable	143,556	149,186
Accrued compensation	61,151	51,608
Other current liabilities	57,703	67,631
Total current liabilities	324,676	328,061
Long-term debt	833,458	830,171
Operating lease obligations	50,085	49,789
Finance lease obligations	6,909	6,397
Deferred income taxes	29,836	28,458
Other long-term liabilities	47,814	42,557
Total liabilities	1,292,778	1,285,433
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 33,582,449 and 33,429,557 issued and 28,409,655 and 28,306,482 shares outstanding at September 30, 2023 and December 31, 2022, respectively	336	334
Additional paid in capital	239,546	228,827
Retained earnings	638,309	513,095
Treasury stock; at cost: 5,172,794 and 5,123,075 shares at September 30, 2023 and December 31, 2022, respectively	(295,144)	(289,317)
Accumulated other comprehensive income	45,135	40,560
Total stockholders’ equity	628,182	493,499
Total liabilities and stockholders’ equity	$1,920,960	$1,778,932

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net revenue	$706,465	$719,114	$2,057,874	$1,983,355
Cost of sales	464,371	497,837	1,372,883	1,372,966
Gross profit	242,094	221,277	684,991	610,389
Operating expenses
Selling	31,966	31,651	97,475	86,214
Administrative	96,789	84,345	282,277	247,519
Amortization	11,031	11,370	33,722	33,728
Operating income	102,308	93,911	271,517	242,928
Other expense, net
Interest expense, net	9,718	10,668	29,216	31,669
Other (income) expense	(205)	185	(544)	698
Income before income taxes	92,795	83,058	242,845	210,561
Income tax provision	24,803	22,080	63,982	55,857
Net income	$67,992	$60,978	$178,863	$154,704
Other comprehensive income, net of tax:
Net change on cash flow hedges, net of tax provision of $(1,956) and $(5,105) for the three months ended September 30, 2023 and 2022, respectively, and $(1,633) and $(15,138) for the nine months ended September 30, 2023 and 2022, respectively	5,482	14,379	4,575	42,640
Comprehensive income	$73,474	$75,357	$183,438	$197,344
Earnings Per Share:
Basic	$2.41	$2.14	$6.35	$5.36
Diluted	$2.40	$2.13	$6.32	$5.33
Weighted average shares outstanding:
Basic	28,204,328	28,478,954	28,151,899	28,851,389
Diluted	28,318,633	28,595,707	28,290,533	29,020,509

Cash dividends declared per share	$0.33	$0.32	$1.89	$1.85

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2023
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - July 1, 2022	33,428,587	$334	$222,270	$401,326	(4,682,973)	$(251,363)	$28,034	$400,601
Net income				60,978				60,978
Surrender of common stock awards					(554)	(5)		(5)
Share-based compensation expense			2,967					2,967
Share-based compensation issued to directors	970		140					140
Dividends declared ($0.32 per share)				(9,018)				(9,018)
Common Stock repurchase					(141,932)	(12,528)		(12,528)
Other comprehensive income, net of tax							14,379	14,379
BALANCE - September 30, 2022	33,429,557	$334	$225,377	$453,286	(4,825,459)	$(263,896)	$42,413	$457,514

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - July 1, 2023	33,582,403	$336	$236,123	$579,691	(5,171,835)	$(295,131)	$39,653	$560,672
Net income				67,992				67,992
Issuance of common stock awards to employees	46	—	—					—
Surrender of common stock awards					(959)	(13)		(13)
Share-based compensation expense			3,246					3,246
Share-based compensation issued to directors			177					177
Dividends declared ($0.33 per share)				(9,374)				(9,374)
Other comprehensive income, net of tax							5,482	5,482
BALANCE - September 30, 2023	33,582,449	$336	$239,546	$638,309	(5,172,794)	$(295,144)	$45,135	$628,182

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2023
(in thousands, except share and per shares amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2022	33,271,659	$333	$211,430	$352,543	(3,565,258)	$(147,239)	$(227)	$416,840
Net income				154,704				154,704
Issuance of common stock awards to employees	112,389	1	(1)					—
Surrender of common stock awards					(53,599)	(4,464)		(4,464)
Share-based compensation expense			9,559					9,559
Share-based compensation issued to directors	6,305		389					389
Issuance of awards previously classified as liability awards	39,204		4,000					4,000
Dividends declared ($1.85 per share)				(53,961)				(53,961)
Common stock repurchase					(1,206,602)	(112,193)		(112,193)
Other comprehensive income, net of tax							42,640	42,640
BALANCE - September 30, 2022	33,429,557	$334	$225,377	$453,286	(4,825,459)	$(263,896)	$42,413	$457,514

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2023	33,429,557	$334	$228,827	$513,095	(5,123,075)	$(289,317)	$40,560	$493,499
Net income				178,863				178,863
Issuance of common stock awards to employees	146,354	2	(2)					—
Surrender of common stock awards					(49,719)	(5,827)		(5,827)
Share-based compensation expense			10,236					10,236
Share-based compensation issued to directors	6,538		485					485
Dividends declared ($1.89 per share)				(53,649)				(53,649)
Other comprehensive income, net of tax							4,575	4,575
BALANCE - September 30, 2023	33,582,449	$336	$239,546	$638,309	(5,172,794)	$(295,144)	$45,135	$628,182

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$178,863	$154,704
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	38,702	35,153
Amortization of operating lease right-of-use assets	21,716	19,832
Amortization of intangibles	33,722	33,728
Amortization of deferred financing costs and debt discount	1,415	1,436
Provision for credit losses	4,380	2,754
Write-off of debt issuance costs	928	—
Gain on sale of property and equipment	(1,518)	(1,048)
Noncash stock compensation	10,637	10,290
Other, net	(8,824)	1,509
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(28,695)	(98,528)
Inventories	18,715	(23,071)
Proceeds from termination of interest rate swap agreements	—	25,462
Other assets	10,701	4,773
Accounts payable	(8,269)	20,290
Income taxes receivable/payable	(198)	12,354
Other liabilities	(21,736)	(971)
Net cash provided by operating activities	250,539	198,667
Cash flows from investing activities
Purchases of investments	—	(344,388)
Maturities of short term investments	—	320,000
Purchases of property and equipment	(46,902)	(35,212)
Acquisitions of businesses, net of cash acquired of $10 and $330 in 2023 and 2022, respectively	(44,845)	(75,779)
Proceeds from sale of property and equipment	2,054	1,418
Settlements with interest rate swap counterparties	12,165	1,287
Other	(350)	(7,261)
Net cash used in investing activities	$(77,878)	$(139,935)

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, CONTINUED)
(in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from financing activities
Payments on Term Loan	$(3,731)	$(3,750)
Proceeds from vehicle and equipment notes payable	28,359	20,492
Debt issuance costs	(438)	(655)
Principal payments on long-term debt	(22,193)	(23,340)
Principal payments on finance lease obligations	(2,199)	(1,661)
Dividends paid	(53,779)	(53,821)
Acquisition-related obligations	(2,721)	(9,423)
Repurchase of common stock	—	(112,193)
Surrender of common stock awards by employees	(5,827)	(4,464)
Net cash used in financing activities	(62,529)	(188,815)
Net change in cash and cash equivalents	110,132	(130,083)
Cash and cash equivalents at beginning of period	229,627	333,485
Cash and cash equivalents at end of period	$339,759	$203,402
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$36,332	$40,639
Income taxes, net of refunds	64,177	43,512
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease obligations	$23,188	$22,056
Release of indemnification of acquisition-related debt	—	980
Property and equipment obtained in exchange for finance lease obligations	2,905	4,411
Seller obligations in connection with acquisition of businesses	8,290	25,534
Unpaid purchases of property and equipment included in accounts payable	1,943	857

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
Our interim operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected in future operating quarters.
Note 2 to the audited consolidated financial statements in our 2022 Form 10-K describes the significant accounting policies and estimates used in preparation of the audited consolidated financial statements. Other than the recently implemented accounting policy described below, there have been no changes to our significant accounting policies during the nine months ended September 30, 2023.
Reclassifications
In order to conform with the current year presentation, we reclassified $1.3 million of the financing component of interest rate swaps for the nine months ended September 30, 2022 from “Other” to “Settlements with interest rate swap counterparties” within the investing activities section of our Condensed Consolidated Statements of Cash Flows.

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
We are currently evaluating the impact of the following Accounting Standards Update ("ASU") on our Condensed Consolidated Financial Statements or Notes to Condensed Consolidated Financial Statements:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2023-01 Leases (Topic 842): Common Control Arrangements	This pronouncement amends Topic 842 to require all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group.	Annual periods beginning after December 15, 2023, including interim periods therein. Early adoption is permitted.	The Company will adopt and apply the guidance as prescribed by this ASU to future common control arrangements that occur after the effective date. This will not materially affect our consolidated financial statements.
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

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
Installation:
Residential new construction	$518,080	73%	$532,299	74%	$1,488,875	72%	$1,480,214	75%
Repair and remodel	37,839	6%	39,139	6%	114,452	6%	109,745	5%
Commercial	105,272	15%	101,478	14%	332,472	16%	282,585	14%
Net revenue, Installation	$661,191	94%	$672,916	94%	$1,935,799	94%	$1,872,544	94%
Other	45,274	6%	46,198	6%	122,075	6%	110,811	6%
Net revenue, as reported	$706,465	100%	$719,114	100%	$2,057,874	100%	$1,983,355	100%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
Installation:
Insulation	$424,166	60%	$429,091	60%	$1,235,056	60%	$1,203,635	61%
Shower doors, shelving and mirrors	48,223	7%	46,735	7%	141,576	7%	124,339	6%
Garage doors	40,597	6%	45,224	6%	124,771	6%	123,715	6%
Waterproofing	36,186	5%	31,088	4%	99,113	5%	95,306	5%
Rain gutters	31,227	4%	31,065	4%	88,593	4%	83,334	4%
Fireproofing/firestopping	18,889	3%	17,159	3%	53,929	3%	49,247	3%
Window blinds	16,147	2%	16,585	2%	48,347	2%	45,058	2%
Other building products	45,756	7%	55,969	8%	144,414	7%	147,910	7%
Net revenue, Installation	$661,191	94%	$672,916	94%	$1,935,799	94%	$1,872,544	94%
Other	45,274	6%	46,198	6%	122,075	6%	110,811	6%
Net revenue, as reported	$706,465	100%	$719,114	100%	$2,057,874	100%	$1,983,355	100%
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
Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in thousands):

	September 30, 2023	December 31, 2022
Contract assets	$34,069	$29,431
Contract liabilities	(17,247)	(18,884)
Uncompleted contracts were as follows (in thousands):

	September 30, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$245,069	$273,788
Estimated earnings	111,047	114,781
Total	356,116	388,569
Less: Billings to date	330,417	368,009
Net under billings	$25,699	$20,560
Net under billings were as follows (in thousands):

	September 30, 2023	December 31, 2022
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$34,069	$29,431
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(8,370)	(8,871)
Net under billings	$25,699	$20,560
The difference between contract assets and contract liabilities as of September 30, 2023 compared to December 31, 2022 is primarily the result of timing differences between our performance of obligations under contracts and customer payments and billings. During the three and nine months ended September 30, 2023, we recognized $0.4 million and $17.8 million of revenue that was included in the contract liability balance at December 31, 2022. We did not recognize any impairment losses on our receivables and contract assets during the three and nine months ended September 30, 2023 or 2022.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $124.0 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.
NOTE 4 - CREDIT LOSSES
Our expected loss allowance methodology for accounts receivable is developed using historical experience, present economic conditions and other factors management considers relevant to estimate expected credit losses. We also perform ongoing evaluations of creditworthiness of our existing and potential customers.
Changes in our allowance for credit losses were as follows (in thousands):

Balance as of January 1, 2023	$9,549
Current period provision	4,380
Recoveries collected and additions	234
Amounts written off	(3,244)
Balance as of September 30, 2023	$10,919
NOTE 5 - CASH AND CASH EQUIVALENTS
Cash and cash equivalents include highly liquid instruments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase. These instruments amounted to approximately $307.4 million and $191.9 million as of September 30, 2023 and December 31, 2022, respectively. See Note 9, Fair Value Measurements, for additional information.
NOTE 6 - GOODWILL AND INTANGIBLES
Goodwill
The change in carrying amount of goodwill by reporting segment was as follows (in thousands):

	Installation	Other	Consolidated
Goodwill (gross) - January 1, 2023	$355,226	$88,333	$443,559
Business combinations	15,860	—	15,860
Other	525	5,273	5,798
Goodwill (gross) - September 30, 2023	371,611	93,606	465,217
Accumulated impairment losses	(70,004)	—	(70,004)
Goodwill (net) - September 30, 2023	$301,607	$93,606	$395,213
Other changes presented in the above table primarily include one immaterial acquisition and adjustments for the allocation of certain acquisitions still under measurement made during the nine months ended September 30, 2023, including measurement period adjustments primarily associated with a tax election that resulted in a $4.4 million change in purchase price for a 2022 acquisition. For additional information regarding changes to goodwill resulting from acquisitions, see Note 17, Business Combinations.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Intangibles, net
The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in thousands):

	As of September 30,			As of December 31,
	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$351,806	$170,134	$181,672	$338,050	$145,722	$192,328
Covenants not-to-compete	31,439	22,852	8,587	30,899	20,086	10,813
Trademarks and tradenames	126,054	45,411	80,643	119,612	39,638	79,974
Backlog	21,635	21,228	407	20,815	20,457	358
	$530,934	$259,625	$271,309	$509,376	$225,903	$283,473
The gross carrying amount of intangibles increased approximately $21.6 million during the nine months ended September 30, 2023 primarily due to business combinations. For more information, see Note 17, Business Combinations.
Remaining estimated aggregate annual amortization expense is as follows (amounts, in thousands, are for the fiscal year ended):

Remainder of 2023	$10,717
2024	40,186
2025	34,645
2026	30,693
2027	26,408
Thereafter	128,660
NOTE 7 - LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Senior notes due 2028, net of unamortized debt issuance costs of $2,588 and $3,036, respectively	$297,412	$296,964
Term loan, net of unamortized debt issuance costs of $4,543 and $5,767, respectively	486,726	489,233
Vehicle and equipment notes, maturing through September 2028; payable in various monthly installments, including interest rates ranging from 1.9% to 7.0%	79,941	72,984
Note payable, maturing April 2025; payable in annual installments, including interest rate at 5.0%	1,182	1,973
	865,261	861,154
Less: current maturities	(31,803)	(30,983)
Long-term debt, less current maturities	$833,458	$830,171

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Remaining required repayments of debt principal, gross of unamortized debt issuance costs, as of September 30, 2023 are as follows (in thousands):

Remainder of 2023	$8,193
2024	30,455
2025	24,917
2026	20,260
2027	15,318
Thereafter	773,249
Term Loan Benchmark Replacement
In April 2023, we notified the lenders on our $500.0 million, seven-year term loan facility due December 2028 (the "Term Loan") under our credit agreement (the "Term Loan Agreement") that we have elected to trigger a benchmark replacement from LIBOR to the Secured Overnight Financing Rate ("Term SOFR"). The Term Loan was subsequently amended on April 28, 2023 (the "First Amendment") to implement Term SOFR as the benchmark rate and includes a credit spread adjustment of 0.11%, 0.26% and 0.43% for interest periods of one month, three months and six months, respectively, and it is subject to the same floor as currently set forth in the Term Loan Agreement. .
Term Loan Agreement Amendment
In August 2023, we amended our Term Loan ("the Second Amendment"). The amended Term Loan effects a repricing of the interest rate applicable to the existing term loans thereunder from Term SOFR plus 2.25% to Term SOFR plus 2.00%. The Second Amendment also establishes an alternate base rate equal to the highest of (i) the federal funds rate plus 1/2 of 1.00%, (ii) the prime rate and (iii) the Term SOFR rate for an interest period of one month plus 1.00%. The Second Amendment also states that there will be a six-month protection provision during which a 1.00% premium would be charged in connection with certain repricing transactions. As of September 30, 2023, we had $486.7 million, net of unamortized debt issuance costs, due on our Term Loan.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

		As of September 30,	As of December 31,
(in thousands)	Classification	2023	2022
Assets
Non-Current
Operating	Operating lease right-of-use assets	$77,808	$76,174
Finance	Property and equipment, net	9,532	8,928
Total lease assets		$87,340	$85,102
Liabilities
Current
Operating	Current maturities of operating lease obligations	$27,769	$26,145
Financing	Current maturities of finance lease obligations	2,694	2,508
Non-Current
Operating	Operating lease obligations	50,085	49,789
Financing	Finance lease obligations	6,909	6,397
Total lease liabilities		$87,457	$84,839
Weighted-average remaining lease term:
Operating leases		3.7 years	4.0 years
Finance leases		3.7 years	3.6 years
Weighted-average discount rate:
Operating leases		5.13%	4.41%
Finance leases		6.95%	5.76%
Lease Costs
The table below presents certain information related to the lease costs for finance and operating leases:

		Three months ended September 30,		Nine months ended September 30,
(in thousands)	Classification	2023	2022	2023	2022
Operating lease cost(1)	Administrative	$9,676	$8,355	$28,266	$24,293
Finance lease cost:
Amortization of leased assets(2)	Cost of sales	976	817	2,848	2,388
Interest on finance lease obligations	Interest expense, net	161	87	438	216
Total lease costs		$10,813	$9,259	$31,552	$26,897
(1)Includes variable lease costs of $1.2 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively, and $3.5 million and $2.6 million for the nine months ended September 30, 2023 and 2022, respectively, and short-term lease costs of $0.3 million for each of the three months ended September 30, 2023 and 2022, and $0.9 million for each of the nine months ended September 30, 2023 and 2022.
(2)Includes variable lease costs of $0.2 million for each of the three months ended September 30, 2023 and 2022, and $0.6 million for each of the nine months ended September 30, 2023 and 2022.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other Information
The table below presents supplemental cash flow information related to leases (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,896	$7,030	$23,452	$20,296
Operating cash flows for finance leases	161	87	438	216
Financing cash flows for finance leases	750	576	2,199	1,661
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Condensed Consolidated Balance Sheet as of September 30, 2023 (in thousands):

	Finance Leases	Operating Leases
		Related Party	Other	Total Operating
Remainder of 2023	$868	$327	$7,739	$8,066
2024	3,147	1,045	27,477	28,522
2025	2,789	894	19,742	20,636
2026	2,457	—	13,676	13,676
2027	1,486	—	7,376	7,376
Thereafter	219	—	6,958	6,958
Total minimum lease payments	10,966	$2,266	$82,968	85,234
Less: Amounts representing executory costs	(1)			—
Less: Amounts representing interest	(1,362)			(7,380)
Present value of future minimum lease payments	9,603			77,854
Less: Current obligation under leases	(2,694)			(27,769)
Long-term lease obligations	$6,909			$50,085
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
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During each of the three and nine months ended September 30, 2023 and 2022, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Estimated Fair Value of Financial Instruments
Accounts receivable, accounts payable and accrued liabilities as of September 30, 2023 and December 31, 2022 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of certain long-term debt, including the Term Loan and ABL Revolver as of September 30, 2023 and December 31, 2022, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of our operating lease right-of-use assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of September 30, 2023 and December 31, 2022. All debt classifications represent Level 2 fair value measurements. Derivative financial instruments are measured at fair value based on observable market information and appropriate valuation methods.
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

The fair values of financial assets and liabilities that are recorded at fair value in the Condensed Consolidated Balance Sheets and not described above were as follows (in thousands):

	As of September 30, 2023				As of December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$307,420	$307,420	$—	$—	$191,881	$191,881	$—	$—
Derivative financial instruments	41,537	—	41,537	—	38,671	—	38,671	—
Total financial assets	$348,957	$307,420	$41,537	$—	$230,552	$191,881	$38,671	$—
Financial liabilities:
Contingent consideration	$992	$—	$—	$992	$1,858	$—	$—	$1,858
See Note 5, Cash and Cash Equivalents, for more information on cash equivalents included in the table above. Also see Note 11, Derivatives and Hedging Activities, for more information on derivative financial instruments.
The change in fair value of the contingent consideration (a Level 3 input) was as follows (in thousands):

Contingent consideration liability - January 1, 2023	$1,858
Accretion in value	134
Amounts paid to sellers	(1,000)
Contingent consideration liability - September 30, 2023	$992
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

	As of September 30, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes(1)	$300,000	$277,254	$300,000	$270,993
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
The key metrics used to assess the performance of our operating segments are revenue and segment gross profit as these are the metrics used by our Chief Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), to review results, assess performance and allocate resources. We define segment gross profit as revenue less cost of sales, excluding depreciation and amortization. We do not report total assets, depreciation and amortization expenses included in reported cost of sales, operating expenses or other expense, net by segment because our CODM does not use this information to assess segment performance or allocate resources. The following tables represent our segment information for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30, 2023				Nine months ended September 30, 2023
	Installation	Other	Eliminations	Consolidated	Installation	Other	Eliminations	Consolidated
Revenue	$661,191	$47,435	$(2,161)	$706,465	$1,935,799	$128,440	$(6,365)	$2,057,874
Cost of sales (1)	419,479	33,942	(1,591)	451,830	1,248,524	92,771	(4,940)	1,336,355
Segment gross profit	$241,712	$13,493	$(570)	$254,635	$687,275	$35,669	$(1,425)	$721,519
Segment gross profit percentage	36.6%	28.4%	26.4%	36.0%	35.5%	27.8%	22.4%	35.1%

	Three months ended September 30, 2022				Nine months ended September 30, 2022
	Installation	Other	Eliminations	Consolidated	Installation	Other	Eliminations	Consolidated
Revenue	$672,916	$47,748	$(1,550)	$719,114	$1,872,544	$114,690	$(3,879)	$1,983,355
Cost of sales (1)	450,017	37,659	(1,116)	486,560	1,255,521	87,425	(3,015)	1,339,931
Segment gross profit	$222,899	$10,089	$(434)	$232,554	$617,023	$27,265	$(864)	$643,424
Segment gross profit percentage	33.1%	21.1%	28.0%	32.3%	33.0%	23.8%	22.3%	32.4%

(1)Cost of sales included in segment gross profit is exclusive of depreciation and amortization for the three and nine months ended September 30, 2023 and 2022.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The reconciliation between consolidated segment gross profit for each period as shown in the tables above to consolidated income before income taxes is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Segment gross profit - consolidated	$254,635	$232,554	$721,519	$643,424
Depreciation and amortization (1)	12,541	11,277	36,528	33,035
Gross profit, as reported	242,094	221,277	684,991	610,389
Operating expenses	139,786	127,366	413,474	367,461
Operating income	102,308	93,911	271,517	242,928
Other expense, net	9,513	10,853	28,672	32,367
Income before income taxes	$92,795	$83,058	$242,845	$210,561

(1)Depreciation and amortization is excluded from segment gross profit for the three and nine months ended September 30, 2023 and 2022.
NOTE 11 - DERIVATIVES AND HEDGING ACTIVITIES
Cash Flow Hedges of Interest Rate Risk
Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the nine months ended September 30, 2023, we used interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of September 30, 2023, we have not posted any collateral related to these agreements.
In April 2023, we amended the reference rates on our active and forward interest swaps from 1-month LIBOR to 1-month SOFR. We continue to account for these agreements as cash flow hedges under the expedients allowed in ASC Topic 848 for this type of amendment.
As of September 30, 2023, we had the following interest rate swap derivatives:

Effective Date	Notional Amount	Fixed Rate	Maturity Date
	(in millions)
April 28, 2023	$200.0	0.46%	December 31, 2025
April 28, 2023	100.0	1.32%	December 31, 2025
April 28, 2023	100.0	1.32%	December 31, 2025
December 31, 2025	300.0	3.06%	December 14, 2028
December 31, 2025	100.0	2.93%	December 14, 2028
As of December 31, 2022, we had the following interest rate swap derivatives:

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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of September 30, 2023, our two forward interest rate swaps, combined with our three active swaps, serve to hedge $400.0 million of the variable cash flows on our variable rate Term Loan through maturity. The assets associated with these interest rate swaps are included in other current assets and other non-current assets on the Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.
In July 2022, we amended the maturity date of each of our three active interest rate swaps to December 31, 2025 with the other terms remaining unchanged. The remaining unrealized gains will be amortized as a decrease to interest expense, net through the original maturity dates of April 15, 2030 and December 15, 2028. For the three and nine months ended September 30, 2023, we amortized $1.8 million and $5.3 million, respectively, of the remaining unrealized gains as a decrease to interest expense, net. For the three and nine months ended September 30, 2022, we amortized $1.6 million of the unrealized gains to interest expense, net.
The amended swaps included off-market terms at inception. This other-than-insignificant financing element will be amortized as an increase to interest expense, net through the December 31, 2025 maturity date of the amended swaps. For the three and nine months ended September 30, 2023, we amortized $1.8 million and $5.5 million, respectively, of the financing element as an increase to interest expense, net. For the three and nine months ended September 30, 2022, we amortized $1.7 million of the financing element to interest expense, net. Cash settlements are recognized through cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows due to the other-than-insignificant financing element.
In August 2020, we terminated two then-existing interest rate swaps and one then-existing forward interest rate swap. During the three months ended September 30, 2023 and 2022 we amortized $1.0 million and $1.1 million, respectively, and during the nine months ended September 30, 2023 and 2022 we amortized $3.1 million and $2.8 million, respectively, of the remaining unrealized loss associated with the terminated swaps as an increase to interest expense, net.
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in other comprehensive income, net of tax on the Condensed Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We had no such changes during the nine months ended September 30, 2023 and 2022.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt, and as our terminated and amended swaps are amortized. Over the next twelve months, we estimate that an additional $12.9 million will be reclassified as a decrease to interest expense, net.
The following table summarizes amounts recorded to interest expense, net included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to our interest rate swaps (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
(Benefit) associated with swap net settlements	$(4,457)	$(1,303)	$(12,187)	$(344)
Expense associated with amortization of amended/terminated swaps	1,124	1,127	3,342	2,796

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 12 - STOCKHOLDERS’ EQUITY
Accumulated other comprehensive income
The change in accumulated other comprehensive income related to our interest rate derivatives, net of taxes, was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Accumulated gain (loss) at beginning of period	$39,653	$28,034	$40,560	$(227)
Unrealized gains in fair value	4,651	13,547	2,102	40,577
Reclassifications of realized net losses to earnings	831	832	2,473	2,063
Accumulated gain at end of period	$45,135	$42,413	$45,135	$42,413
The reclassifications of realized net losses to earnings in the above table are recorded within interest expense, net.
Share repurchases
We did not repurchase any common stock during the three and nine months ended September 30, 2023. During the three months ended September 30, 2022, we repurchased approximately 142 thousand shares of our common stock with an aggregate price of approximately $12.5 million, or $88.27 average price per share. Repurchases during the nine months ended September 30, 2022 amounted to approximately 1.2 million shares of our common stock with an aggregate price of approximately $112.2 million, or $92.98 average price per share. The effect of these treasury shares in reducing the number of common shares outstanding is reflected in our earnings per share calculation.
On February 22, 2023, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $200.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2024.
Dividends
During the nine months ended September 30, 2023, we declared and paid the following cash dividends (amount declared and amount paid in thousands):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/22/2023	3/15/2023	3/31/2023	$0.90	$25,537	$25,270
2/22/2023	3/15/2023	3/31/2023	0.33	9,364	9,266
5/5/2023	6/15/2023	6/30/2023	0.33	9,375	9,307
8/2/2023	9/15/2023	9/30/2023	0.33	9,375	9,307
During the nine months ended September 30, 2022, we declared and paid the following cash dividends (amount declared and amount paid in thousands):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/24/2022	3/15/2022	3/31/2022	$0.90	$26,585	$26,242
2/24/2022	3/15/2022	3/31/2022	0.315	9,305	9,184
5/5/2022	6/15/2022	6/30/2022	0.315	9,054	8,982
8/4/2022	9/15/2022	9/30/2022	0.315	9,018	8,945
The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of restricted stock awards and performance share awards, which accrue dividend equivalent rights that are paid when the award vests. During the nine months ended September 30, 2023 and 2022, we also paid $0.6 million and $0.5 million, respectively, in accrued dividends not included in the table above related to the vesting of these awards. The payment of future dividends will be at the

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, results of operations, contractual restrictions, legal requirements, and other factors deemed relevant by our board of directors.
NOTE 13 - EMPLOYEE BENEFITS
Healthcare
We participate in multiple healthcare plans, the largest of which is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. Our healthcare benefit expense (net of employee contributions) was $8.9 million and $6.9 million for the three months ended September 30, 2023 and 2022, respectively and $25.0 million and $23.0 million for the nine months ended September 30, 2023 and 2022, respectively. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $4.3 million and $3.8 million as of September 30, 2023 and December 31, 2022, respectively.
Workers’ Compensation
Workers’ compensation expense totaled $5.1 million and $5.9 million for the three months ended September 30, 2023 and 2022, respectively and $15.6 million and $14.5 million for the nine months ended September 30, 2023 and 2022, respectively.
Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30, 2023	December 31, 2022
Included in other current liabilities	$8,760	$9,946
Included in other long-term liabilities	17,404	13,730
	$26,164	$23,676
We also had an insurance receivable for claims that exceeded the stop loss limit under our self-insured policies as well as claims under our fully insured policies included on the Condensed Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in thousands):

	September 30, 2023	December 31, 2022
Included in other non-current assets	$2,906	$2,318
Retirement Plans
We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. We recognized 401(k) plan expenses of $0.6 million during each of the three months ended September 30, 2023 and 2022, respectively and $2.4 million and $2.2 million for the nine months ended September 30, 2023 and 2022, respectively. These expenses are included in administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Share-Based Compensation
Common Stock Awards
We periodically grant shares of our common stock to non-employee members of our board of directors and our employees. We granted approximately one thousand shares of our common stock during the three months ended September 30, 2022, and seven thousand and six thousand shares during the nine months ended September 30, 2023 and 2022, respectively, under our 2014 Omnibus Incentive Plan to non-employee members of our board of directors.
In addition, we granted approximately 62 thousand and 63 thousand shares of our common stock to employees during the nine months ended September 30, 2023 and 2022, respectively.
Employees – Performance-Based Stock Awards
During the nine months ended September 30, 2023, we issued approximately 61 thousand shares of our common stock to certain officers, which vest in two equal installments on each of April 20, 2024 and April 20, 2025. In addition, during the nine months ended September 30, 2023, we established, and our board of directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2024 contingent upon achievement of these targets.
In addition, there are long-term performance-based restricted stock awards to be issued to certain employees annually through the 2024 performance period contingent upon achievement of certain performance targets. These awards are accounted for as liability-based awards since they represent a predominantly-fixed monetary amount that will be settled with a variable number of common shares annually. These awards will vest in the second quarter of 2025 and are included in other long-term liabilities on the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2023 and 2022, we granted approximately eight thousand and 39 thousand shares of our common stock, respectively. The shares granted in 2022 were under a previous performance-based plan and vested in the second quarter of 2022.
Employees – Performance-Based Restricted Stock Units
During 2022, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards which were issued to certain employees in 2023 based upon achievement of a performance target. In addition, during the nine months ended September 30, 2023, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2024 based upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares.
Share-Based Compensation Summary
Amounts and changes for each category of equity-based award were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Grant Date Fair Value Per Share	Awards	Weighted Average Grant Date Fair Value Per Share	Units	Weighted Average Grant Date Fair Value Per Share
Nonvested awards/units at December 31, 2022	157,117	$77.31	126,053	$103.37	15,711	$80.55
Granted	75,928	111.03	69,281	109.09	14,730	111.84
Vested	(108,110)	71.28	(50,994)	95.78	(15,518)	80.76
Forfeited/Cancelled	(1,722)	98.85	—	—	(495)	96.61
Nonvested awards/units at September 30, 2023	123,213	$103.08	144,340	$108.80	14,428	$111.71

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the share-based compensation expense recognized by award type (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Common Stock Awards	$1,355	$1,420	$4,259	$4,718
Non-Employee Common Stock Awards	177	147	485	396
Performance-Based Stock Awards	1,496	1,237	4,638	3,863
Liability Performance-Based Stock Awards	94	84	184	418
Performance-Based Restricted Stock Units	394	324	1,071	895
	$3,516	$3,212	$10,637	$10,290
We recorded the following stock compensation expense by income statement category (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of sales	$253	$165	$658	$484
Selling	91	126	316	329
Administrative	3,172	2,921	9,663	9,477
	$3,516	$3,212	$10,637	$10,290
Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represents all stock compensation earned by our installation and sales employees, respectively.
Unrecognized share-based compensation expense related to unvested awards was as follows (in thousands):

	As of September 30, 2023
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Common Stock Awards	$9,593	2.0 years
Performance-Based Stock Awards	8,037	1.7 years
Performance-Based Restricted Stock Units	845	0.6 years
Total unrecognized compensation expense related to unvested awards	$18,475
Total unrecognized compensation expense is subject to future adjustments for forfeitures. This expense is expected to be recognized over the remaining weighted-average period shown above on a straight-line basis except for the Performance-Based Stock Awards which uses the graded-vesting method. Shares forfeited are returned as treasury shares and available for future issuances.
During the nine months ended September 30, 2023, our employees surrendered approximately 48 thousand shares of our common stock to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2014 Omnibus Incentive Plan.
In May 2023, our stockholders approved a new 2023 Omnibus Incentive Plan ("2023 Plan") which became effective on May 26, 2023. All future awards as of this date will be granted under the new plan, and awards granted previously under the 2014 Omnibus Incentive Plan ("2014 Plan") will not be modified or impacted by this adoption. As of September 30, 2023, approximately 1.9 million of the 2.1 million shares of common stock authorized for issuance were available for issuance under the 2023 Incentive Plan and 2014 Omnibus Incentive Plan. The remaining shares available for issuance under the 2014 Plan are subject to outstanding awards and will become available for issuance under the 2023 Plan if such outstanding awards under the 2014 Plan are forfeited.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14 - INCOME TAXES
Our provision for income taxes as a percentage of pretax earnings is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.
During the three and nine months ended September 30, 2023, our effective tax rate was 26.7% and 26.3%, respectively. During the three and nine months ended September 30, 2022, our effective tax rate was 26.6% and 26.5%, respectively. The rates for each of the nine months ended September 30, 2023 and 2022 were favorably impacted by recognition of a windfall tax benefit from equity vesting.
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
The amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sales	$6,129	$6,178	$15,005	$7,539
Purchases	555	596	1,898	1,460
Rent	262	336	936	974
We had a related party balance of approximately $3.2 million and $3.3 million included in accounts receivable on our Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively. These balances primarily represented trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, Chief Executive Officer and President rejoined our board of directors in July of 2022, accounted for $2.2 million and $2.5 million of the related party accounts receivable balance as of September 30, 2023 and December 31, 2022, respectively. Additionally, M/I Homes, Inc. accounted for a significant portion of our related party sales during the nine months ended September 30, 2023.
NOTE 16 - COMMITMENTS AND CONTINGENCIES
Accrued General Liability and Auto Insurance
Accrued general liability and auto insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30, 2023	December 31, 2022
Included in other current liabilities	$7,782	$7,479
Included in other long-term liabilities	18,147	17,528
	$25,929	$25,007

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We also had insurance receivables and indemnification assets included on the Condensed Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above. The amounts were as follows (in thousands):

	September 30, 2023	December 31, 2022
Insurance receivables and indemnification assets for claims under fully insured policies	$1,606	$4,933
Insurance receivables for claims that exceeded the stop loss limit	75	380
Total insurance receivables and indemnification assets included in other non-current assets	$1,681	$5,313
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
During the nine months ended September 30, 2023, we entered into an supply agreement with variable pricing with one of our suppliers to purchase a portion of the materials we utilize in our business. This agreement is effective March 31, 2023 through March 31, 2026 with a purchase obligation of 12.0 million pounds for the period ending March 31, 2024, 14.4 million pounds for the period ending March 31, 2025 and 17.3 million pounds for the period ending March 31, 2026. During the nine months ended September 30, 2023, we purchased 5.3 million pounds of materials under this agreement.
NOTE 17 - BUSINESS COMBINATIONS
As part of our ongoing strategy to expand geographically and increase market share in certain markets, as well as diversify our products and end markets, we completed six business combinations and one insignificant tuck-in acquisition merged into an existing operation during the nine months ended September 30, 2023 and five business combinations during the nine months ended September 30, 2022. The largest of these acquisitions were Anchor Insulation Co., Inc. ("Anchor") in March 2023 and Central Aluminum Supply Corporation and Central Aluminum Supply of North Jersey, LLC ("CAS") in April 2022.
Below is a summary of each significant acquisition by year, including revenue and net income (loss) since date of acquisition shown for the year of acquisition. Net income (loss) includes amortization and taxes when appropriate.
For the three and nine months ended September 30, 2023 (in thousands):

						Three months ended September 30, 2023		Nine months ended September 30, 2023
2023 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income	Revenue	Net Income
Anchor	3/12/2023	Share	$35,928	$2,756	$38,684	$9,288	$321	$20,805	$818
Other	Various	Asset	8,927	615	9,542	2,711	225	4,591	212
			$44,855	$3,371	$48,226	$11,999	$546	$25,396	$1,030

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended September 30, 2022 (in thousands):

						Three months ended September 30, 2022		Nine months ended September 30, 2022
2022 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)	Revenue	Net Income (Loss)
CAS	4/11/2022	Share	$55,150	$27,335	$82,485	$13,404	$(1,048)	$26,128	$(805)
Other	Various	Share/Asset	20,959	2,607	23,566	6,945	204	12,249	418
			$76,109	$29,942	$106,051	$20,349	$(844)	$38,377	$(387)
Acquisition-related costs recorded within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to $0.2 million and $(0.1) million for the three months ended September 30, 2023 and 2022, respectively, and $1.3 million for both of the nine months ended September 30, 2023 and 2022.
The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed (including the identifiable intangible assets). The goodwill recognized for Anchor reflects the value of its location, revenue enhancements, assembled workforce and other synergies that are expected to be realized from the acquisition. We expect to deduct approximately $15.3 million of goodwill for tax purposes as a result of 2023 acquisitions.
Purchase Price Allocations
The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in thousands):

	Nine months ended September 30, 2023
	Anchor	Other	Total
Estimated fair values:
Cash	$10	$—	$10
Accounts receivable	5,000	473	5,473
Inventories	1,613	490	2,103
Other current assets	1,862	—	1,862
Property and equipment	2,309	1,250	3,559
Operating lease right-of-use asset	—	182	182
Intangibles	16,420	5,114	21,534
Goodwill	13,364	2,496	15,860
Other non-current assets	184	50	234
Accounts payable and other current liabilities	(2,078)	(398)	(2,476)
Other long-term liabilities	—	(115)	(115)
Fair value of assets acquired and purchase price	38,684	9,542	48,226
Less seller obligations	2,756	615	3,371
Cash paid	$35,928	$8,927	$44,855

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2022
	CAS	Other	Total
Estimated fair values:
Cash	$243	$87	$330
Accounts receivable	3,502	3,595	7,097
Inventories	13,443	1,729	15,172
Other current assets	53	23	76
Property and equipment	2,590	2,489	5,079
Operating lease right-of-use asset	844	66	910
Intangibles	34,900	9,500	44,400
Goodwill	32,867	6,330	39,197
Other non-current assets	—	56	56
Accounts payable and other current liabilities	(5,388)	(287)	(5,675)
Other long-term liabilities	(569)	(22)	(591)
Fair value of assets acquired and purchase price	82,485	23,566	106,051
Less seller obligations	27,335	2,607	29,942
Cash paid	$55,150	$20,959	$76,109
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
Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Any acquisition acquired after September 30, 2022 is deemed to be within the measurement period and its purchase price considered preliminary. During the nine months ended September 30, 2023, we increased the purchase price for CAS by $4.4 million primarily due to measurement period adjustments associated with a tax election.
Goodwill and intangibles per the above table may not agree to the total gross increase of these assets as shown in Note 6, Goodwill and Intangibles, during each of the nine months ended September 30, 2023 and 2022 due to adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added during the ordinary course of business. All of the goodwill for CAS was assigned to our Distribution operating segment. All other acquisitions during the nine months ended September 30, 2023 and 2022 had their respective goodwill assigned to our Installation operating segment.
Estimates of acquired intangible assets related to the acquisitions are as follows (in thousands):

	For the nine months ended September 30,
	2023		2022
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$13,755	12	$29,606	12
Trademarks and tradenames	6,442	15	13,228	15
Non-competition agreements	517	5	1,566	5
Backlog	820	1	—	0

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

	Unaudited pro forma for the three months ended September 30,		Unaudited pro forma for the nine months ended September 30,
	2023	2022	2023	2022
Net revenue	$707,482	$748,325	$2,073,593	$2,080,848
Net income	68,098	63,169	179,759	159,782
Basic net income per share	2.41	2.22	6.39	5.54
Diluted net income per share	2.40	2.21	6.35	5.51
Unaudited pro forma net income reflects additional intangible asset amortization expense of approximately $37 thousand and $1.1 million for the three months ended September 30, 2023 and 2022, respectively, and $0.5 million and $4.2 million for the nine months ended September 30, 2023 and 2022, respectively, as well as additional income tax expense of approximately $35 thousand and $0.7 million for the three months ended September 30, 2023 and 2022, respectively, and $0.3 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively, that would have been recorded had the 2023 acquisitions taken place on January 1, 2022 and the 2022 acquisitions taken place on January 1, 2021.
NOTE 18 - INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.
Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method was approximately 114 thousand and 139 thousand shares for the three and nine months ended September 30, 2023, respectively, and 117 thousand and 169 thousand for the three and nine months ended September 30, 2022, respectively. Shares of potential common stock that were not included in the calculation of diluted net income per common share because the effect would have been anti-dilutive were not material for the three and nine months ended September 30, 2023 and 2022.
NOTE 19 - SUBSEQUENT EVENTS
We announced on November 8th, 2023 that our board of directors declared a quarterly dividend, payable on December 31, 2023 to stockholders of record on December 15, 2023, at a rate of 33.0 cents per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, as well as our 2022 Form 10-K.
OVERVIEW
We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products throughout the United States, including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving, mirrors and other products. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects in all 48 continental states and the District of Columbia from our national network of over 240 branch locations. During the three months ended September 30, 2023, 94% of our net revenue came from the service-based installation of these products across all of our end markets which forms our Installation operating segment and single reportable segment. In addition, two regional distribution operations serve the Midwest, Mountain West, Northeast and Mid-Atlantic regions of the United States, and we operate a cellulose manufacturing facility. We believe our business is well positioned to continue to profitably grow over the long-term due to our strong balance sheet, liquidity and our continuing acquisition strategy.
A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, inflation, consumer confidence, employment rates, housing inventory levels and affordability, foreclosure rates, the health of the economy and availability of mortgage financing.
2023 Third Quarter Highlights
Net revenue decreased (1.8)%, or $(12.6) million to $706.5 million, while gross profit increased 9.4% to $242.1 million during the three months ended September 30, 2023 compared to 2022. The decrease in net revenue was primarily due to the (4.7)% decline in single-family completions, which was partially offset by stronger multi-family and commercial sales and recent acquisitions. The increase in gross profit was primarily driven by strong multi-family same-branch sales growth, selling price and product mix improvements and improved material costs. The 3.5% increase in our price/mix metric for our Installation segment was primarily due to a higher mix of multi-family and commercial jobs. Gross profit margin grew faster than revenue as we continued to prioritize profitability over sales volume. Specifically, gross profit outpaced sales growth due to higher selling prices relative to material and labor costs compared to the prior year. Certain net revenue and industry metrics we use to monitor our operations are discussed in the "Key Measures of Performance" section below, and further details regarding results of our various end markets are discussed further in the "Net Revenue, Cost of Sales and Gross Profit" section below.
As of September 30, 2023, we had $339.8 million of cash and cash equivalents and we have not drawn on our revolving line of credit. This strong liquidity position allowed us to return capital to shareholders by increasing our regular quarterly dividend 5% over the third quarter of 2022 to $0.33 per share, or $9.4 million in the aggregate, during the three months ended September 30, 2023.
In August 2023, we amended our Term Loan to reprice the applicable interest rate paid by 0.25% below our prior rate. We expect that this repricing will result in interest rate cost savings exceeding $1.0 million annually through the 2028 maturity date. See Note 7, Long-Term Debt, for more information on our Term Loan amendment. Additionally, in August 2023 we published our annual Environment, Social and Governance report which highlights important milestones and our commitment to the environment, employees, communities and stakeholders.
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

The following table shows key measures of performance we utilize to evaluate our results:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Period-over-period Growth
Consolidated Sales Growth	(1.8)%	41.1%	3.8%	38.2%
Consolidated Same Branch Sales Growth (1)	(5.2)%	28.5%	(0.3)%	26.2%

Installation
Sales Growth (2)	(1.7)%	33.5%	3.4%	31.9%
Same Branch Sales Growth (1)(2)	(5.4)%	28.4%	(0.5)%	26.2%
Single-Family Sales Growth (3)	(8.7)%	39.2%	(6.0)%	38.4%
Single-Family Same Branch Sales Growth (1)(3)	(12.2)%	35.3%	(9.7)%	32.9%
Multi-Family Sales Growth (4)	30.9%	33.9%	36.4%	29.7%
Multi-Family Same Branch Sales Growth (1)(4)	28.4%	32.9%	34.7%	28.9%
Residential Sales Growth (5)	(2.7)%	38.4%	0.6%	37.0%
Residential Same Branch Sales Growth (1)(5)	(6.0)%	34.9%	(2.8)%	32.3%
Commercial Sales Growth (6)	3.7%	16.0%	17.7%	14.4%
Commercial Same Branch Sales Growth (1)(6)	(1.3)%	2.8%	11.8%	4.4%

Other
Sales Growth (7)	(0.7)%	657.3%	12.0%	567.5%
Same Branch Sales Growth (1)(7)	(0.7)%	44.3%	4.5%	43.8%

Same Branch Sales Growth - Installation (8)
Volume Growth (1)(9)	(10.8)%	7.5%	(10.1)%	8.0%
Price/Mix Growth (1)(10)	3.5%	27.1%	8.6%	22.5%

U.S. Housing Market (11)
Total Completions Growth	(1.8)%	7.0%	4.8%	2.4%
Single-Family Completions Growth	(4.7)%	8.7%	(2.2)%	5.7%
Multi-Family Completions Growth	3.9%	4.8%	24.1%	(6.0)%

(1)	Same-branch basis represents period-over-period growth for branch locations owned greater than 12 months as of each financial statement date.
(2)	Calculated based on period-over-period growth of all end markets for our Installation segment.
(3)	Calculated based on period-over-period growth in the single-family subset of the residential new construction end market for our Installation segment.
(4)	Calculated based on period-over-period growth in the multi-family subset of the residential new construction end market for our Installation segment.
(5)	Calculated based on period-over-period growth in the residential new construction end market for our Installation segment.
(6)	Calculated based on period-over-period growth in the total commercial end market for our Installation segment. Our commercial end market consists of heavy and light commercial projects.
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

(11)	U.S. Census Bureau data, as revised.

Net Revenue, Cost of Sales and Gross Profit
The components of gross profit were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2023	Change	2022	2023	Change	2022
Net revenue	$706,465	(1.8)%	$719,114	$2,057,874	3.8%	$1,983,355
Cost of sales	464,371	(6.7)%	497,837	1,372,883	—%	1,372,966
Gross profit	$242,094	9.4%	$221,277	$684,991	12.2%	$610,389
Gross profit percentage	34.3%		30.8%	33.3%		30.8%
Net revenue decreased during the three months ended September 30, 2023 over the same period in 2022 as reported job volumes decreased (10.8)% primarily due to the decrease in completions of (4.7)% in our largest end market, the single-family subset of the residential new construction market. Revenue from this end market showed an overall decrease of (8.7)% for the three months ended September 30, 2023 over the same period ended September 30, 2022. The volume decrease was partially offset by selling price and product mix improvements of 3.5% and recent acquisitions contributions to net revenue. Multi-family same branch sales remained strong with period-over-period growth of 28.4%.
For the nine months ended September 30, 2023, net revenue grew primarily due to increased selling prices and product mix improvements of 8.6%, acquisitions and organic growth from our multi-family and commercial businesses. As shown in the Key Measures of Performance table above, our diverse end market mix offset the reduction in installation jobs we completed in the single-family end market. Lastly, the Distribution operating segment, combined with our Manufacturing operating segment, further supported net revenue growth as it experienced 12.0% growth during the nine months ended September 30, 2023.
As a percentage of net revenue, gross profit improved during the three and nine months ended September 30, 2023 compared to the corresponding prior year period primarily on the strength of price/mix growth as well as leverage gained on labor and material costs compared to the prior year. We continued to focus on profitability over volume gains, and the moderation of inflation and material supply chain issues that affected our business and industry in recent years contributed to our gross margin improvements. We will continue to work with our suppliers to lessen the impact on our margins and with our customers to offset further cost increases through selling price adjustments.
Operating Expenses
Operating expenses were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2023	Change	2022	2023	Change	2022
Selling	$31,966	1.0%	$31,651	$97,475	13.1%	$86,214
Percentage of total net revenue	4.5%		4.4%	4.7%		4.3%
Administrative	$96,789	14.8%	$84,345	$282,277	14.0%	$247,519
Percentage of total net revenue	13.7%		11.7%	13.7%		12.5%
Amortization	$11,031	(3.0)%	$11,370	$33,722	—%	$33,728
Percentage of total net revenue	1.6%		1.6%	1.6%		1.7%
Selling
The dollar increase in selling expenses for the three months ended September 30, 2023 compared to 2022 was primarily driven by an increase in selling wages and bonuses due to higher profitability. This was partially offset by a decrease in commissions as net revenue decreased. The dollar increase for the nine months ended September 30, 2023 compared to 2022 was primarily driven by higher commissions and higher credit loss provisions due to increased sales. Selling expense as a percentage of sales increased for the three and nine months ended September 30, 2023 compared to 2022 primarily due to increased compensation from changes in product mix and more profitable completed jobs.
Administrative
The dollar increase in administrative expenses for the three and nine months ended September 30, 2023 compared to 2022 was primarily due to an increase in wages and benefits, including certain insurance costs resulting from organic and acquired growth. Administrative expenses increased as a percentage of sales for the three and nine months ended September 30, 2023 compared to 2022 primarily due to lower net revenue growth as a result of lower sales volume in our single-family end market, as well as wage inflationary pressures and an increased number of employees to support planned future growth.
Amortization
Amortization expense for the three months ended September 30, 2023 compared to 2022 decreased primarily due to the acquisition of fewer finite-lived intangible assets. Amortization expense was flat for the nine months ended September 30, 2023 compared to 2022.
Other Expense, Net
Other expense, net was as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2023	Change	2022	2023	Change	2022
Interest expense, net	$9,718	(8.9)%	$10,668	$29,216	(7.7)%	$31,669
Other (income) expense	(205)	(210.8)%	185	(544)	(177.9)%	698
Total other expense, net	$9,513		$10,853	$28,672		$32,367
The decrease in interest expense, net during the three and nine months ended September 30, 2023 compared to 2022 was primarily due to increased interest income due to higher yields on cash deposits, partially offset by increased interest expense on variable rate debt.
Income Tax Provision
Income tax provision and effective tax rates were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Income tax provision	$24,803	$22,080	$63,982	$55,857
Effective tax rate	26.7%	26.6%	26.3%	26.5%
The effective tax rate for each nine months ended September 30, 2023 and 2022 was favorably impacted by recognition of a windfall tax benefit from equity vesting.
Other Comprehensive Income, Net of Tax
Other comprehensive income, net of tax was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net change on cash flow hedges, net of taxes	$5,482	$14,379	$4,575	$42,640
During the three and nine months ended September 30, 2023, we recorded unrealized gains of $4.7 million and $2.1 million, net of taxes, respectively, on our cash flow hedges due to the changes in the market's expectations for future long-term interest rates relative to our three active interest rate swaps and our two forward interest rate swaps. We also amortized $1.1 million and $3.3 million of our remaining unrealized gains and losses, net, on our terminated cash flow hedges to interest expense during the three and nine months ended September 30, 2023, respectively, not including the offsetting tax effects of $0.3 million and $0.9 million, respectively.
During the three and nine months ended September 30, 2022, we recorded unrealized gains of $13.5 million and $40.6 million, net of tax, respectively, on our cash flow hedges due to the market's expectations for higher interest rates in the future relative to our three existing interest rate swaps. We also amortized $1.1 million and $2.8 million of our remaining unrealized loss on our terminated cash flow hedges to interest expense during the three and nine months ended September 30, 2022, respectively, not including the offsetting tax effects of $0.3 million and $0.7 million, respectively.

KEY FACTORS AFFECTING OUR OPERATING RESULTS
Inflation, Housing Affordability and Interest Rates
The strong demand for residential housing following the initial impacts of the COVID-19 pandemic caused inflationary pressures on the materials used in our industry. Demand for goods and services in the economy as a whole drove consumer price inflation to reach 40-year highs and negatively impacted consumer sentiment and increased market uncertainty. The Federal Reserve took actions to moderate and stabilize inflation by raising the federal funds rate multiple times in 2022 and 2023. Inflation has moderated, however it is still above the 2% stated target which has led the Federal Reserve to signal plans to keep the federal funds rate higher for longer than the market was anticipating. This caused the average mortgage rate in the United States to increase rapidly to over 7%. Rising interest rates reduce housing affordability and demand for single-family housing has shown signs of softening in the second half of 2023 as a result.
We expect to be impacted by these economic headwinds throughout 2023 and into 2024. Overall, residential housing construction activity remains resilient, despite housing affordability concerns, as stable employment and near historic lows in existing home inventory levels continue to support demand for residential new construction activity. As a result, while we expect cyclicality to continue in the housing industry, we believe the long-term opportunities in our residential and commercial end markets are favorable. We believe the large residential construction backlog of both units under construction and units not started will partially offset these challenges. Additionally, there have been housing shortages in some of the markets we serve and the backlog in our growing multi-family business has helped to partially offset the declines we have faced in the residential homebuilding market. Our largest customers are publicly traded homebuilders, and these builders have been able to increase affordability by offering mortgage rate buydowns as incentives to their customers. Regarding the repair and remodel markets, many existing homeowners are locked into low interest mortgages, and an aging housing stock exists in many areas of the United States. We expect these two factors, combined with incentives from the Inflation Reduction Act of 2022, to drive growth in the repair and remodel markets we service.
Cost and Availability of Materials

We typically purchase the materials that we install directly from manufacturers, and the products we sell are either purchased from manufacturers or other suppliers or are manufactured by us. The industry supply of these materials experienced supply shortages in 2022 due to strong demand and effects from the COVID-19 pandemic. The higher demand for materials coupled with supply chain issues including raw material shortages, supplier labor shortages, bottlenecks and shipping constraints showed signs of easing during portions of the nine months ended September 30, 2023. However, we have begun to experience similar disruptions with some of the materials used throughout our installation work in recent months and we expect these headwinds to continue throughout the remainder of 2023 and into early 2024. We will continue to prioritize the effective management of our supply chain by our purchasing, logistics and warehousing teams.
In addition, we experience price increases from our suppliers from time to time, including multiple increases over the last few years caused by supply shortages and general economic inflationary pressures. We have experienced unprecedented increased pricing for fiberglass and foam insulation materials over the last three years but have witnessed manufacturers slowing the pace of price increases in 2023. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations throughout the remainder of 2023 to the extent that price increases cannot be passed on to our customers. Our selling price increases were able to support most material cost increases in 2022 but we may have more difficulty raising prices in the remainder of 2023 if housing demand continues to slow. We will continue to work with our customers to adjust selling prices to offset higher costs as they occur. See “COVID-19 Impacts” below for a discussion of the short-term impacts of the current economic climate on the availability of the materials we install.
Cost of Labor
Our business is labor intensive and the majority of our employees work as installers on local construction sites. We expect to spend more to hire, train and retain installers than in prior years in order to support our growing business, as tight labor availability continues within the construction industry. We offer a comprehensive benefits package unlike many of our local competitors, which will increase costs as we hire additional personnel. Our workers’ compensation costs may continue to rise as we increase our coverage for additional personnel. We obtained leverage on our operating labor costs in the nine months ended September 30, 2023 compared to 2022 due to increased selling prices per job. However, wage inflation resulting from overall economic inflationary pressures as well as market competition could increase these costs in the near-term.
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
In the commercial sector, we experienced additional impacts from the pandemic, mainly in the form of project start delays and other inefficiencies. In the future, certain large-scale infrastructure programs may be at risk if the need for such structures decline. For example, reduced demand for office buildings and educational facilities could impact our commercial end market. As discussed in the sections above, our commercial business experienced strong sales growth during the nine months ended September 30, 2023, signaling a potential improvement in this market. However, we continue to evaluate the nature and extent of the COVID-19 pandemic’s impact on our financial condition, results of operations and cash flows of the commercial business.
LIQUIDITY AND CAPITAL RESOURCES
Our capital resources primarily consist of cash from operations and borrowings under our various debt agreements and capital equipment leases and loans. As of September 30, 2023, we had cash and cash equivalents of $339.8 million as well as access to $250.0 million under our asset-based lending credit facility (as defined below), less $5.8 million of outstanding letters of credit, resulting in total liquidity of $584.0 million. This total liquidity was reduced by $1.6 million within our cash and cash equivalents due to a deposit into a trust to serve as additional collateral for our workers' compensation and general liability policies. This amount can be converted to a letter of credit at our discretion and would reduce the availability of our asset-based lending facility (as defined below). Liquidity may also be limited in the future by certain cash collateral limitations under our asset-based credit facility (as defined below), depending on the status of our borrowing base availability.
Short-Term Material Cash Requirements
Our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures, to meet debt and leasing principal and interest obligations and to make required income tax payments. We may also use our resources to fund our optional stock repurchase program and pay quarterly and annual dividends. We expect to spend cash and cash equivalents to acquire various companies with at least $100.0 million in aggregate net revenue each fiscal year. We currently anticipate that certain acquisition targets may be delayed into the first quarter of 2024, which would result in acquired revenue for fiscal year 2023 being less than our annual goal of $100.0 million in aggregate net revenue. The amount of cash paid for an acquisition is dependent on various factors, including the size and determined value of the business being acquired.
We expect to meet our short-term liquidity requirements primarily through net cash flows from operations, our cash and cash equivalents on hand and borrowings from various lenders under equipment and loan agreements. Additional sources of funds, should we need them, include borrowing capacity under our asset-based lending credit facility (as defined below).
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our business needs, commitments and contractual obligations for at least the next 12 months as evidenced by our net positive cash flows from operations for the nine months ended September 30, 2023 and 2022. We believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions, but we cannot guarantee that such financing will be available on favorable terms, or at all. In the short-term, we expect the seasonal trends we typically experience to return, including higher sales in the spring and summer than the fall and winter. This could affect the timing of cash collections and payments during the fourth quarter of 2023 and into 2024.
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
On a long-term basis, we may refinance existing debt or obtain further debt financing to the extent that our sources of capital are insufficient to meet our operating needs and/or growth strategy.
In "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2022 Form 10-K, we disclosed that we had $1.0 billion aggregate long-term material cash requirements as of December 31, 2022. In addition to these commitments, we signed a long-term purchase commitment during the nine months ended September 30, 2023 to purchase 43.7 million pounds of material with variable pricing over the next three years. See Note 16, Commitments and Contingencies, for more information on this commitment. Additionally, we repriced our existing Term Loan during the nine months ended September 30, 2023 which we anticipate will provide annual interest cost savings of over $1.0 million through maturity. No other material changes to our cash requirements during the period covered by this Quarterly Report on Form 10-Q outside of the normal course of our business.
Sources and Uses of Cash and Related Trends
Working Capital
We carefully manage our working capital and operating expenses. As of September 30, 2023 and December 31, 2022, our working capital including cash and cash equivalents was $675.1 million and $556.4 million. The increase in 2023 was primarily due to additional cash of $110.1 million resulting from the $250.5 million of cash earned from operations offset by the payment of our annual and quarterly dividends, acquisition activity and purchases of capital equipment. Inventories decreased by $17.0 million as a result of reduced warehoused materials due to easing supply chain shortages and lower sales volume growth. These factors also led to a decrease of $5.6 million in accounts payable.
The following table summarizes our cash flow activity (in thousands):

	Nine months ended September 30,
	2023	2022
Net cash provided by operating activities	$250,539	$198,667
Net cash used in investing activities	(77,878)	(139,935)
Net cash used in financing activities	(62,529)	(188,815)
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
Net cash used in investing activities decreased from 2022 to 2023 primarily due to the purchase of short-term investments and increased spending on acquisitions during the nine months ended September 30, 2022, partially offset by the increase in spending on property and equipment in 2023.

Cash Flows from Financing Activities
Our sources of cash from financing activities consist of proceeds from the issuances of vehicle and equipment notes payable and, periodically, other sources of debt financing. Cash used in financing activities consists primarily of debt repayments, acquisition-related obligations, dividends and stock repurchases.
Net cash used in financing activities decreased from 2022 to 2023 primarily due to the repurchase of common stock under our previous stock repurchase plan and higher acquisition-related obligations during the nine months ended September 30, 2022. Our net cash used by financing activities was also offset during the nine months ended September 30, 2023 by higher proceeds from vehicle and equipment notes. See Note 12, Stockholders' Equity, for more information on the repurchase of common stock.
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
Credit Facilities
In December 2021, we amended our $500 million, seven-year term loan facility due December 2028 (the “Term Loan”) under our credit agreement (the “Term Loan Agreement”), dated as of December 14, 2021 with Royal Bank of Canada as the administrative agent and collateral agent thereunder. The amended Term Loan amortizes in quarterly principal payments of $1.25 million starting on March 31, 2022, with any remaining unpaid balances due on the maturity date of December 14, 2028. Proceeds from the Term Loan were used to refinance and repay in full all amounts outstanding under our previous term loan agreement. We intend to use the remaining funds to pay for acquisitions and other growth initiatives. As of September 30, 2023, we had $486.7 million, net of unamortized debt issuance costs, due on our Term Loan.
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
In August 2023, we amended and restated our Term Loan (the "Second Amendment"). The Second Amendment effects a repricing of the interest rate applicable to the existing term loans thereunder from Term SOFR plus 2.25% to Term SOFR plus 2.00%. The Second Amendment also establishes an alternate base rate equal to the highest of (i) the federal funds rate plus 1/2 of 1.00%, (ii) the prime rate and (iii) the Term SOFR rate for an interest period of one month plus 1.00%. The Second Amendment also states that there will be a six-month protection provision during which a 1.00% premium would be charged in connection with certain repricing transactions.
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
In February 2022, we amended and extended the term of our asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement increased the commitment under the asset-based lending credit facility (the “ABL Revolver”) to $250.0 million from $200.0 million, and permits us to further increase the commitment amount up to $300.0 million. The amendment also extends the maturity date from September 26, 2024 to February 17, 2027. The ABL Revolver bears interest at either the base rate or the Secured Overnight Financing Rate ("Term SOFR"), at our election, plus a margin of 0.25% or 0.50% in the case of base rate loans or 1.25% or 1.50% for Term SOFR advances (in each case based on a measure of availability under the ABL Credit Agreement). The amendment also allows for modification of specified fees dependent upon achieving certain sustainability targets, in addition to making other modifications to the ABL Credit Agreement. In connection with the Term Loan Agreement, we entered into a Third Amendment (the “Third Amendment”) to the ABL/Term Loan Intercreditor Agreement with Bank of America, N.A., as ABL Agent for the lenders under the ABL Credit Agreement, and Royal Bank of Canada as collateral agent under the Term Loan Agreement. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of September 30, 2023 was $244.2 million.
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
At September 30, 2023, we were in compliance with all applicable covenants under the Term Loan Agreement, ABL Credit Agreement and the Senior Notes.
Derivative Instruments
As of September 30, 2023, we had three active interest rate swaps with maturity dates of December 31, 2025 and two forward interest rate swaps with maturity dates of December 14, 2028. When combined, these five swaps serve to hedge $400.0 million of the variable cash flows on our Term Loan until its maturity unless extended. During the nine months ended September 30, 2023, we amended the reference rates on our active and forward interest swaps from 1-month LIBOR to 1-month Term SOFR. For further information about our interest rate swaps, see Note 11, Derivatives and Hedging Activities. The assets associated with the interest rate swaps are included in current assets and other non-current assets on the Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.
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
Total outstanding loan balances relating to our Master Loan and Equipment Agreements were $79.9 million as of September 30, 2023 and $73.0 million as of December 31, 2022, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.
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
The following table summarizes our outstanding bonds, letters of credit and cash-collateral (in thousands):

As of September 30, 2023
Performance bonds	$97,323
Insurance letters of credit and cash collateral	68,488
Permit and license bonds	10,701
Total bonds and letters of credit	$176,512
We have $58.9 million included in our insurance letters of credit in the above table that are unsecured and therefore do not reduce total liquidity. As of September 30, 2023, we have $1.6 million deposited into a trust to serve as additional collateral for our workers’ compensation and general liability policies. This collateral is included in the table above and can be converted to a letter of credit at our discretion and is therefore not considered to be restricted cash.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported using different assumptions or under different conditions. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2023 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2022 Form 10-K.
Recent Accounting Pronouncements
For a description of recently issued and/or adopted accounting pronouncements, see Note 2, Significant Accounting Policies, to our audited consolidated financial statements included in our 2022 Form 10-K.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market and the commercial market, our operations, economic and industry conditions, our financial and business model, payments of dividends, the impact of COVID-19 on our business and end markets, the demand for our services and product offerings, trends in the commercial business, expansion of our national footprint and end markets, diversification of our products, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability, our efforts to navigate the material pricing environment, our ability to increase selling prices, our material and labor costs, supply chain and material constraints, the impact of COVID-19 on our financial results and expectations for demand for our services and our earnings in 2023 and 2024. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation the adverse impact of the ongoing COVID-19 pandemic on our business and financial results, our supply chain, the economy and the markets we serve; general economic and industry conditions; increases in mortgage interest rates and rising home prices; inflation and interest rates; housing affordability; the material price and supply environment; the timing of increases in our selling prices; the risk that the Company may reduce, suspend or eliminate dividend payments in the future; and the factors discussed in the “Risk Factors” section of our 2022 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC. In addition, any future declaration of dividends will be subject to the final determination of our Board of Directors. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of September 30, 2023, we had $491.3 million outstanding on our Term Loan, gross of unamortized debt issuance costs, no outstanding borrowings on our ABL Revolver and no outstanding borrowings under finance leases subject to variable interest rates. As of September 30, 2023, we had three active and two forward interest rate swaps which, when combined, serve to hedge $400.0 million of the variable cash flows on our Term Loan until its maturity unless extended. As a result, total variable rate debt of $91.3 million was exposed to market risks as of September 30, 2023. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $0.9 million. Our Senior Notes accrue interest at a fixed rate of 5.75%.
For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We have not entered into and currently do not hold derivatives for trading or speculative purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 1. Financial Statements, Note 16, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.
Item 1A. Risk Factors
As of the date of this report, there have been no material changes from the risk factors disclosed in our 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table shows the stock repurchase activity, including shares surrendered by employees in connection with the vesting of restricted stock awards, for the three months ended September 30, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
July 1 - July 31, 2023	—	$—	—	$—
August 1 - August 31, 2023 (1)	17	151.78	—	—
September 1 - September 30, 2023 (1)	80	124.89	—	200.0	million
	97	$129.60	—	$200.0	million
(1)Represents shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 46 shares of restricted stock awarded under our 2014 Omnibus Incentive Plan.
(2)On February 22, 2023, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $200.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2024. We did not repurchase any common stock under our stock repurchase programs during the three and nine months ended September 30, 2023. For further information about our stock repurchase program, see Note 12, Stockholders' Equity.
Item 3. Defaults Upon Senior Securities
There have been no material defaults in senior securities.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On November 7, 2023, our Board approved the Installed Building Products, Inc. Mandatory Recoupment Policy (the “Recoupment Policy”), which was established in accordance with the listing requirements of the New York Stock Exchange. The Recoupment Policy is effective as of November 7, 2023 and is available on the investor relations section of our website.

Item 6. Exhibits
(a)(3) Exhibits
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1
Second Amendment to Term Loan Credit Agreement, dated as of August 14, 2023, by and among Installed Building Products, Inc, the other loan parties thereto, Royal Bank of Canada, as term administrative agent and as term collateral agent and the lenders party thereto (incorporated by reference to the Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 14, 2023).

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

101**
The following financial statements from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Submitted electronically with the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2023

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer