Form 10-K
period 2023-12-31
Installed Building Products, Inc.
filed 2024-02-22
CIK 1580905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2023 was $3,313,951,309.
On February 15, 2024, the registrant had 28,366,140 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

i

Information Regarding Forward-Looking Statements and Risk Factors Summary
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market and the commercial market, industry and economic conditions, our ESG initiatives and goals, our financial and business model, payment of dividends, our efforts to navigate the material pricing environment, our ability to increase selling prices, supply chain and material constraints, our material and labor costs, demand for our services and product offerings, expansion of our national footprint and diversification, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability and expectations for demand for our services and our earnings in 2024. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, general economic and industry conditions; increases in mortgage interest rates and rising home prices; inflation and interest rates; the material price and supply environment; the timing of increases in our selling prices; as well as the factors discussed in the “Risk Factors” section of this Form 10-K, as the same may be updated from time to time in our subsequent filings with the Securities and Exchange Commission ("SEC"). Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.
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
ii

PART I
Item 1.    Business
OUR COMPANY
Installed Building Products, Inc. (“IBP”) and its wholly-owned subsidiaries (collectively referred to as the “Company” and “we,” “us” and “our”) primarily install insulation for residential and commercial builders located in the continental United States. We are also a diversified installer of complementary building products including waterproofing, fire-stopping, fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving and mirrors and other products. We offer our portfolio of services from our national network of approximately 250 branch locations serving all 48 continental states and the District of Columbia. In addition, two regional distribution operations serve the Midwest, Mountain West, Northeast and Mid-Atlantic regions of the United States, and we operate a cellulose manufacturing facility.
IBP was formed as a Delaware corporation on October 28, 2011, however our business began in 1977 with one location in Columbus, Ohio. In the late 1990s, we began our acquisition strategy with the goal of creating a national platform and have grown to become one of the nation's largest installers of insulation in the residential new construction market. Since 1999, we have successfully completed and integrated over 190 acquisitions, which has allowed us to generate significant scale and to diversify our product offerings while expanding into some of the most attractive new construction markets in the United States. For a further discussion of our industry and trends affecting our industry, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition, "Key Factors Affecting our Operating Results" of this Form 10-K.
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
Insulation
We are a provider of energy efficiency solutions to our customers through our primary line of business of installing insulation. Insulation installation comprised approximately 60%, 61% and 63% of our net revenue of $2.8 billion, $2.7 billion and $2.0 billion for the years ended December 31, 2023, 2022 and 2021, respectively. We handle every stage of the installation process, including material procurement, project scheduling and logistics, multi-phase professional installation, quality inspection, waste management and recycling.

Insulation Materials
We offer a wide range of insulation materials consisting of:
•Fiberglass and Cellulose Insulation – Fiberglass insulation is made of fibrous glass that is held together by a thermoset resin creating insulating air pockets. It is typically comprised of an average of 50% recycled material, with some products containing up to 80% recycled material. It is primarily available in two forms: batts (also referred to as blankets) and loosefill (also referred to as blown in). Fiberglass is the most widely used residential insulation material in the United States. Cellulose insulation is made primarily of waste paper and cardboard and has a composition of at least 75% recycled content. Cellulose is only available in loosefill form and is blown into the structure with specialized equipment. Fiberglass and cellulose insulation accounted for approximately 82% of our insulation installation sales for the year ended December 31, 2023.
•Spray Foam Insulation – Spray foam insulation, which is generally a polyurethane foam, is applied at a job site by mixing two chemical components together in specialized application equipment. While typically having the highest insulating value per inch and sealing effectiveness of all insulation materials that we offer, spray foam is also typically the most expensive on an installed basis. Spray foam insulation accounted for approximately 18% of our insulation installation sales for the year ended December 31, 2023.
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
Waterproofing
Some of our locations install waterproofing, caulking and moisture protection systems for commercial and industrial construction projects. We offer a variety of waterproofing options, including, but not limited to, sheet and hot applied waterproofing membranes, deck coating systems, bentonite systems and air & vapor systems. The installation and service of waterproofing comprised approximately 5% of our net revenue for the year ended December 31, 2023.
Shower Doors, Closet Shelving and Mirrors
Some of our locations install a variety of shower enclosures, ranging from basic sliding door designs to complex custom designs. We have the ability to meet our customers’ diverse needs by customizing shower enclosures by size and style according to their specifications, including framing, hardware and glass options. We design and install closet shelving systems in select markets utilizing some of the highest quality products available from national brands. We also offer standard and custom designed mirrors for our customers. Shower doors, closet shelving and mirror installations comprised approximately 7% of our net revenue for the year ended December 31, 2023.

Garage Doors
Some of our locations install and service garage doors and openers for new residential construction builders, homeowners and commercial customers. We offer a variety of options from some of the best-known garage door brands. We offer steel, aluminum, wood and vinyl garage doors as well as opener systems. Unlike the other products we install, the garage door business has an ongoing aftermarket service component, which represented approximately 16% of the net revenue resulting from garage doors for the year ended December 31, 2023. The installation and service of garage doors comprised approximately 6% of our net revenue for the year ended December 31, 2023.
Rain Gutters
Some of our locations install a wide range of rain gutters, which direct water from a home’s roof away from the structure and foundation. Rain gutters are typically constructed from aluminum or copper and are available in a wide variety of colors, shapes and widths. They are generally assembled on the job site using specialized equipment. The installation of rain gutters comprised approximately 4% of our net revenue for the year ended December 31, 2023.
Fire-stopping and Fireproofing
Some of our locations install fire-stopping systems, including fire-rated joint assemblies, perimeter fire containment, and smoke and fire containment systems. Fire-stopping is a passive fire protection approach that relies on compartmentalization of various building components, including fire-rated walls, joints, and floors. The installation of these products collectively comprised approximately 3% of our net revenue for the year ended December 31, 2023.
Window Blinds
Some of our locations install different types of window blinds, including cordless blinds, shades and shutters. The installation of window blinds comprised approximately 2% of our net revenue for the year ended December 31, 2023.
Other Building Products
Some of our locations install other complementary building products, none of which is an individually significant percentage of net revenue. Installation of other building products comprised approximately 7% of our net revenue for the year ended December 31, 2023.
Distribution Operating Segment
We have two businesses that comprise our distribution platform. AMD Distribution, Inc. ("AMD") is headquartered in Spring Valley, Minnesota and has eight locations which includes distribution centers and bonded warehouses. These locations service several states throughout the Midwest and Mountain West. AMD distributes products and materials purchased wholesale from manufacturers such as spray foam insulation, metal building insulation, residential insulation, and mechanical and fabricated Styrofoam insulation. AMD sells to a diverse group of independent contractors of various sizes working on projects in the residential, commercial and agricultural markets. AMD is also a distributor of accessories and equipment used throughout the insulation installation process.
Central Aluminum Supply Corporation and Central Aluminum Supply of North Jersey, LLC (“CAS”) is a distributor of gutter supplies and accessories headquartered in Trenton, New Jersey. CAS has five locations which primarily sell to high-volume gutter installers and independent contractors in residential, multi-family and commercial markets. The products are primarily used in existing or retrofit construction projects across the Northeast and Mid-Atlantic regions. CAS purchases the majority of its finished painted aluminum from one supplier and is subject to the commodity pricing of aluminum metal.
Our Distribution segment comprised approximately 5% of our net revenue for the year ended December 31, 2023.
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
This segment comprised approximately 1% of our net revenue for the year ended December 31, 2023.
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
Experienced sales and service professionals are important to our customer growth and increasing our profitability. Retaining and motivating local employees has been an important component of our acquisition and operating strategies. As of December 31, 2023, we employed approximately 700 sales professionals and our sales force has spent an average of approximately eleven years with our operations. The local sales staff, which is generally led by the branch manager, is responsible for maintaining relationships with our customers. These local teams work diligently to increase sales by supporting our existing customers with excellent service and value while also pursuing new customers with competitive offerings. In addition to the efforts of our sales staff, we market our product and service offerings on the internet, in the local yellow pages, on the radio and through advertisements in trade journals. We primarily conduct our marketing using local trademarks and trade names.
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
Diversified product lines, end markets and geographies. Diversifying our product line offerings provides us opportunity to increase sales to end customers and leverage our branch costs to improve profitability. We continue to generate revenue synergies by taking advantage of cross-selling opportunities with our existing customers in markets where we install multiple products. We have successfully diversified our product offering from the year ended December 31, 2013, when insulation installation comprised approximately 74% of revenues, to the year ended December 31, 2023, when it comprised 60% of revenues. We service the residential new construction and repair and remodel markets, both of which consist of single-family and multi-family dwellings, as well as the commercial construction market. The multi-family subset of the residential end market can offset decreasing single-family demand during economic downturns or elevated interest rate environments. We have diversified our end customer demographic from the year ended December 31, 2013, when revenue from the commercial end market comprised approximately 11% of revenues, to the year ended December 31, 2023 when it comprised 16% of revenues. Our exposure to commercial end markets diversifies our customer base and makes our business less dependent on residential new construction. Commercial construction is also driven by longer term projects which tends to provide greater revenue visibility. In periods of declining insulation installation volumes, our sales force is able to leverage our diversity of products and reduce the impact of lost insulation sales by growing sales of complementary building products, further enhancing our ability to perform. Distribution sales can also help offset decreasing sales in our installation segment. Our national geographic footprint provides us a balanced business not concentrated in any single region.
Engaged employees. We offer competitive benefits to our employees to ensure an engaged workforce. In addition to offering certain benefits to most employees, including medical insurance, 401k and paid time off, we also offer longevity stock awards, financial wellness training and savings matching in order to recruit and retain employees. Our retention efforts have reduced our employee turnover to a level below industry averages. Opportunity for professional growth, training and advancement are strongly encouraged. We focus on the well-being of our employees through our Positive Production Program. This micro-video program is designed to help employees thrive in all aspects of life through learning and practicing research-backed physical, intellectual and emotional skills. Engaged, long-tenured employees benefit our business by being highly skilled and efficient, which drives profitability and encourages repeat business and customer loyalty. Higher employee retention also benefits our business through lower recruitment and training expense. We also consider safety and risk management to be a core business objective. Significant staffing, funding and other resources are allocated to our management systems that enhance safety and quality for our employees and our customers. Our branch managers are held accountable for the safety of employees and quality of workmanship at their locations. We provide our employees with ongoing training and development programs necessary to improve safety performance and work quality. Our regional managers, local branch managers and sales force have significant experience in the industry and have spent an average of more than 12 years with our operations. The Installed Building Products Foundation ("the Foundation") is a separate, not-for-profit organization to help support our employees for their education, financial and philanthropic needs. Our foundation also administers our employee financial assistance program to support our employees who experience financial hardship resulting from an unexpected emergency or disaster.
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
Highly experienced and incentivized management team. Our Chief Executive Officer and Chief Financial Officer have been directing our strategy for over two decades, and our Chief Operating Officer has worked at the company in various roles since 2010. This team has led us through multiple housing industry cycles, providing valuable continuity and a demonstrated ability to improve operations and grow our business both organically and through acquisitions.
BUSINESS STRATEGY
We believe our geographic footprint, long-standing relationships with national insulation manufacturers, streamlined value chain and proven track record of successful acquisitions provides us with opportunities for continued growth in our existing markets and expansion into new markets. We believe our continued emphasis on expanding our product offering, further expansion into other lines of business, and targeting geographies where we look to grow market share will reduce potential future cyclicality of our operations. Our current strategic objectives include:
•capitalize on the new residential and commercial construction markets;
•continue to strengthen our market share position by working with the best customers. We seek to work with the most profitable and efficient builders and commercial general contractors in our markets;
•recruit, develop and retain an exceptional workforce by investing in our employees and our communities and promoting a family-oriented culture;

•capitalize on our ability to cross-sell products through existing markets as well as new markets entered as a result of organic expansion and acquisitions. In addition to insulation and air infiltration products, we install garage doors, rain gutters, mirrors, shelving, shower doors, waterproofing, fireproofing and fire-stopping, window blinds and various other products;
•enhance profitability from our operating leverage and national scale;
•pursue value enhancing acquisitions in markets we currently serve as well as markets that are new to us by continuing our disciplined approach to valuations and pricing. We will continue to be selective in identifying acquisition targets at attractive multiples. We target profitable markets and companies with strong reputations and customer bases. As part of our acquisition strategy, we seek to maintain the management teams of the companies we acquire as well as retain their local branding, which further reduces associated risk; and
•integrate new acquisitions quickly and seamlessly into our corporate infrastructure, including our accounting and employee systems. In addition, we utilize our internal software technology, jobCORE, to integrate most acquired operations and provide in-depth branch-level operational and financial performance data. We realize near term margin enhancement and revenue growth at acquired branches by applying our national buying power and leveraging relationships with large national homebuilders.
One of our key areas of focus has been diversifying our product and service offerings, customer base, and end markets. We have accomplished this through organic growth as well as acquisitions. We believe the benefits of this diversification include:
•margin enhancement by leveraging branch costs across multiple products;
•diversified end-market exposure;
•a more diverse customer base;
•stronger established local relationships; and
•reduced cyclicality.
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
Given the current economic uncertainty, interest rate volatility and inflationary environment, we can provide no assurance that the positive trends reflected in our recent financial and operating results will continue in 2024.
TRENDS IN THE MARKETPLACE
Our business relies on various market factors, one of which is residential housing demand. Following the late 2000s recession in the U.S. economy, housing starts dropped well below historical averages. Rates returned to early 2000s levels in 2021 and 2022 as each year had 1.6 million non-seasonally adjusted starts according to U.S. Census Bureau data. However, housing starts decreased 9% as compared to 2022 to 1.4 million non-seasonally adjusted starts in 2023. 1.4 million starts are forecasted in 2024 with an overall decrease of 4% according to Wolters Kluwer’s Blue Chip Economic Indicators January 2024 forecast. Elevated inflation, global economic uncertainty and tight Federal Reserve monetary policy affecting interest rates are expected to continue affecting affordability of new homes, all of which are the primary drivers behind the projected decrease in demand for new housing starts forecasted in 2024.
While we anticipate a slight decline in overall housing starts, we expect that this decrease will be concentrated in the multi-family subset of the residential end market. We expect to still benefit from our multi-family business in 2024 thanks to an extended backlog in this end market as well as housing shortages in some of the markets that we service. Commercial demand showed growth in 2023 as supply chain delays and disruptions waned, and the commercial sector is predicted to see a modest 2% decline in starts in 2024 over 2023, according to Dodge Data & Analytics.
Inflation can adversely affect us by increasing the costs of materials, labor and interest rates which, in turn, can have a negative impact on housing affordability, impacting consumer sentiment and increasing market uncertainty. Per the Bureau of Labor Statistics, inflation in the United States averaged 3.4%% in 2023 as measured by the consumer price index, a decrease from the

8.0% average reported in 2022 which was the highest annual rate since 1981. As a result of the inflationary environment, the materials we buy saw multiple price increases in the last few years. However, we were able to mitigate most of these increases through selling price increases to our customers as evidenced by our increased gross margin. The decrease in housing starts in 2023 alleviated the significant shortages of many of the materials we install and sell which stemmed from the unanticipated demand in previous years. We expect demand pressures on some of our material suppliers will persist into 2024 as some suppliers have announced planned maintenance on factories which will temporarily decrease supply.
The Federal Reserve raised the federal funds rate multiple times in 2022 and 2023 to moderate and stabilize inflation and has signaled plans to hold the current rate with potential rate cuts later in 2024. This caused the average mortgage rate in the United States to increase from recent historic lows and began to curtail housing demand in the second half of 2022 as mortgage financing affordability was reduced. Despite elevated mortgage rates, we believe the demand for our installation services remains high due to the forecasted increase in single family housing starts and the backlog of both units under construction and units not started in the multi-family residential end market. However, the full effects of interest rate changes on the homebuilding market are uncertain as we progress through 2024.
SAFETY AND QUALITY CONTROL
Our quality control process starts with the initial proposal. Our sales staff and managers are knowledgeable about our service offerings and scope of work. They are trained on manufacturers’ guidelines as well as state and local building codes. Our quality control programs emphasize onsite inspections, training by manufacturers and various certification programs.
We consider safety and risk management to be a core business objective and require our installers to wear personal protective equipment in the process of completing their work. Each year, we allocate significant staffing, funding and resources to our management systems that directly impact safety. We have strong workplace safety measures, including our Lead With Safety program, an initiative focused on creating a safer working environment to reduce job site injuries for both our employees and other jobsite personnel through year-round education and training. Additionally, our branch managers are held accountable for the safety of employees and quality of workmanship at their locations.
We track all incidents that occur on our job sites that could result in injury, including minor incidents that may not require first aid or medical treatment. We use this incident information to continually refine and develop our safety training programs for new hires and the continual training and safety knowledge throughout employment at IBP. We believe these programs are having a benefit on the safety and physical well-being of our employees. Our OSHA-defined incident rate per 100 employees was 5.61 for the year ended December 31, 2023, which was below our 5 year average incident rate of 6.32. We also had a 14% decrease in severe incidents from 2022 to 2023 as we had only 7 severe incidents in 2023. We had zero fatalities in 2021, 2022 and 2023, and are continually finding ways to improve our practices throughout the organization in order to improve the health and safety of our workforce.
CUSTOMERS
We serve a broad group of national, regional and local homebuilders, multi-family and commercial construction firms, individual homeowners and repair and remodeling contractors. Our top ten customers, which are primarily a combination of national and regional builders, accounted for approximately 15% of net revenue for the year ended December 31, 2023. We install a variety of products in multiple markets for our largest customers, further diversifying our relationship with them. For example, our largest customer is independently serviced by 84 different IBP branches nationwide despite representing approximately 5% of net revenue for the year ended December 31, 2023. While our largest customers are homebuilders, our customer base is also diverse. We work on a range of commercial projects including office buildings, airports, sports complexes, museums, hospitals, hotels and educational facilities. Of our top 20 customers, 18 represent homebuilders and two represent commercial customers. We have long-term relationships with many of our customers and have served most of our top 20 customers for at least two decades.
BACKLOG
For contracts that are not complete at the reporting date, we recognize revenue over time utilizing a cost-to-cost input method. When this method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. The costs of earned revenue include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Backlog represents the transaction price for contracts for which work has not been performed and excludes unexercised contract options and potential modifications. Backlog is not a guarantee of future revenues as contractual commitments may change. There can be no assurance that backlog will result in revenues within the expected timeframe, if at all. We estimate backlog was $115.7 million as of December 31, 2023 and we estimated it to be $162.3 million as of December 31, 2022.
SUPPLIERS
We have long-term relationships with many of our suppliers, and we purchase from manufacturers whenever possible to streamline the typical supply chain. As one of the largest purchasers of insulation in the United States, we believe that we maintain particularly strong relationships with the largest manufacturers of the products we use in our business. The proximity of certain of our branch locations to insulation manufacturers’ facilities provides additional mutual benefits, including opportunities for cost savings and joint planning regarding future production. Due to the limited number of large fiberglass insulation manufacturers, our three largest suppliers in the aggregate accounted for approximately 35% of all material purchases for the year ended December 31, 2023. We also believe that we maintain good relationships with suppliers of the non-insulation products we install. We have found that using multiple suppliers ensures a stable source of materials and favorable purchasing terms as suppliers compete to gain and maintain our business. In addition, our national purchasing volumes provide leverage with suppliers as we pursue additional purchasing synergies. In recent years, the industry experienced manufacturer supply constraints for some of the materials we purchase. We expect these challenges to persist but to a lesser degree in 2024. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Key Factors Affecting our Operating Results" of this Form 10-K for more information.
SEASONALITY
We typically have higher sales during the second half of the year as our homebuilder customers complete construction of homes placed under contract for sale in the traditionally stronger spring selling season. In addition, some of our larger branches operate in states impacted by winter weather and, as such, experience a slowdown in construction activity during the first quarter of the calendar year. This winter slowdown contributes to traditionally lower sales and profitability in our first quarter. As a result of this seasonal activity, our quarterly results of operations and financial position for any particular quarter are not necessarily representative of the results seen over a full fiscal year. Supply chain challenges and the resulting lengthening of the homebuilding cycle have altered our typical seasonality in the last few years, but we expect typical seasonality to return in 2024.
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
HUMAN CAPITAL RESOURCES
As of December 31, 2023, we had approximately 10,600 employees, consisting of approximately 7,400 installers, approximately 700 sales professionals, approximately 700 production personnel and approximately 1,800 administrative and management personnel. Less than 4% of our employees are covered under collective bargaining agreements. We have never experienced a work stoppage or strike, and we believe that we have good relationships with our employees. We monitor certain financial and operational statistics related to our workforce. For example, we utilize sales per installer per business day to ensure we maintain the proper level of staffing to complete our jobs. We were successful in achieving higher productivity in 2023 as compared to 2022 as evidenced by our annual sales per installer per business day increasing 1%.
Our employees are critical to our continued success and are our most important resource. We focus on attracting and retaining talented and experienced individuals to manage and support our operations. We consider retaining skilled employees to be a competitive advantage and employ various strategies to improve turnover metrics. Our turnover rate is typically better than industry averages. For example, across our installer base, we experienced average monthly turnover of 3.3% in 2023 compared with 4.4% for the U.S. construction industry, according to the U.S. Bureau of Labor Statistics. In addition, we offer many benefits and resources to most employees, some of which are above and beyond what others in our industry offer. See "Competitive Advantages, Engaged employees” above for further details on the benefits we offer.
As described in the Competitive Advantages section above, the Foundation was formed by us primarily to benefit our employees and their families and the communities in which they live and work. We have committed to give back a certain portion of our profits each year to support local communities by partnering with and supporting nonprofit organizations and initiatives focusing on education, housing, and strengthening our communities. In 2023, the Foundation and the Company awarded 172 grants and made contributions totaling $2.5 million in the form of scholarships and financial assistance to our employees as well as donations and matching gifts to various charities supported by our employees. This is an increase from 2019 when the Foundation and the Company awarded 94 grants totaling $1.2 million. We continue to support the Foundation’s mission of supporting our employees for their education, financial and philanthropic needs, as well as providing assistance to employees who have experienced unexpected emergencies or disasters.
Our management team supports the development of our existing workforce by establishing a culture of employee engagement, employee appreciation and the opportunity for promotion from within for many leadership positions. We believe this provides increased retention and promotes a long-term focus to our operations.
We respect and support the diversity of all people within our workforce. We are committed to diversity, equity, inclusion and belonging ("DEI&B") practices and maintaining workplaces free from discrimination and harassment on the basis of race, color, age, religion, sex, national origin, ancestry, gender, sexual orientation, gender identification, disability, military status, veteran status, or any other status protected by law. We are proud of our strong and diverse workforce, as shown in the table below (workforce data as of February 2024):

Ethnicity	Workforce (%)
American Indian/Alaskan Native	0.3%
Asian	0.8%
Black or African American	5.6%
Hispanic or Latino	49.9%
Native Hawaiian or Other Pacific Islander	0.5%
Two or more races	0.7%
White	42.2%
Our Hispanic/Latino diversity outpaces the construction industry average, according to the Bureau of Labor Statistics, and our workforce as a whole is comprised of over 50% ethnic minorities. In addition, based on gender, racial, ethnic and orientation diversity, 44% of our board of directors is diverse, which helps drive our strategies for an inclusive workplace. We are committed in policy and practice to providing equal employment opportunities for all applicants and employees based upon their training, experience, and overall qualifications. Employees across all our branches are invited to participate in our regional and national DEI&B committees to determine the standards for how employees should interact with one another and their communities. We do not tolerate inappropriate behavior or harassment.
The health and safety of our employees is of primary importance. See “Safety and Quality Control” above for details on our policies and practices. Our policy is designed to protect against accidents, injuries, and illnesses, in compliance with applicable safety and health laws and regulations. We continuously enhance and evolve our safety protocols to protect our employees’ health and well-being, and to comply with regulations from federal, state and local government agencies.
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
Our board of directors plays an active role in overseeing the risks and opportunities presented to our company by climate change. At least twice per year, the board of directors receives an update from our Chief Administrative and Sustainability Officer on our progress in reaching our climate-related targets and goals. Energy efficiency is central to our mission, and climate-related issues have driven and continue to drive our business strategy. The Nominating and Corporate Governance Committee is responsible for the oversight of ESG matters, including climate matters. Our senior management work closely with this committee to identify and address climate-related risks and opportunities.
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
We are committed to socially responsible corporate practices. Through the Foundation and other volunteer opportunities, we give back to the communities we serve. We also provide longevity stock awards and financial wellness training to our employees. We are subject to various federal, state and local laws and regulations applicable in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees, public health and safety, workplace safety, transportation, zoning and fire codes. We strive to operate in accordance with applicable laws, codes and regulations.
We are responsible for adhering to several federal, state and local regulations covering building codes, labor-related regulations covering minimum wage, employee classification and employee safety, and transportation procedures. Our transportation operations are subject to the regulatory jurisdiction of the U.S. Department of Transportation, or DOT, which has broad administrative powers. We are also subject to safety requirements governing interstate operations prescribed by the DOT. In addition, vehicle dimension and weight and driver hours of service are subject to both federal and state regulation. Our operations are also subject to the regulatory jurisdiction of the U.S. Department of Labor’s Occupational Safety and Health Administration, or OSHA, which has broad administrative powers regarding workplace and jobsite safety.
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
In addition, our suppliers are subject to various laws and regulations, including environmental laws and regulations. We, through our cellulose manufacturer, are subject to similar laws and regulations that apply to our suppliers.
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
In 2023, the U.S. Census Bureau reported an estimated 1.42 million non-seasonally adjusted total housing starts, down from 1.55 million starts in 2022. Mortgage interest rates are affected by the Federal Reserve's monetary polices and significantly impact the affordability of housing. The Federal Reserve has raised interest rates significantly since 2022 to slow rising inflation rates experienced in the last two years. This has resulted in higher mortgage interest rates which has contributed to a lower estimate of housing starts for 2024 of 1.37 million, according to Wolters Kluwer’s Blue Chip Economic Indicators. As a result, we began seeing a moderation in housing demand as evidenced by the 8.4% decline in same branch sales in our single-family subset of our new residential end market in 2023.
Any continued decline in new home construction may result in lower demand for our services and products and may materially adversely affect our business, financial condition, liquidity, results of operations and cash flows. In particular, prolonged periods of higher mortgage interest rates, rising home prices, sustained periods of inflation, or other economic factors can reduce home affordability and may lead to a continued decline in the home construction market. When mortgage rates increase, the cost of owning a home also increases, which can reduce the number of potential homebuyers who can afford to purchase a home. The demand for new home construction could be negatively impacted if the number of renting households increases or if a shortage in the supply of affordable housing occurs, either of which could result in lower home ownership rates. Demand can also be negatively impacted by changing consumer tastes and demographic changes.
Other factors that might impact growth in the homebuilding industry include: uncertainty in financial, credit and consumer lending markets amid slow growth or recessionary conditions; levels of mortgage repayment; limited credit availability; federal and state personal income tax rates and changes to the deductibility of certain state and local taxes; Federal Reserve policy changes; shortages of suitable building lots in many regions; shortages of experienced labor; soft housing demand in certain markets; and rising materials prices. Given these factors, we can provide no assurance that recent growth trends will continue, whether overall or in our markets. The economic downturn in 2007-2010 severely affected our business. Another reduction in housing demand in the future could have a similar effect on our business.
Our business relies on commercial construction activity, which has faced significant challenges and is dependent on business investment.
A portion of the products we install and sell are for the commercial construction market. If this market does not grow in the future, the growth potential of our business, and our financial condition, results of operations and cash flows could be adversely affected. The commercial construction market, as measured by investment dollars, increased 20% in 2023 from 2022 per the U.S. Census Bureau.
According to Dodge Data & Analytics, commercial building starts in 2024, measured by investment dollars, are expected to decrease 2% from 2023 while institutional building starts (a subset of the nonresidential construction market in which we participate) are expected to increase 3% from 2023. The primary driver of the projected decrease in 2024 per Dodge Data & Analytics is the forecasted sharp decrease in warehouse starts.
The strength of the commercial construction market depends on business investment which is a function of many national, regional and local economic conditions beyond our control, including capital and credit availability for commercial construction projects, material costs, interest rates, employment rates, demand for office space due to changes in employment practices, vacancy rates, labor and healthcare costs, fuel and other energy costs and changes in tax laws affecting the real estate industry. Adverse changes or continued uncertainty regarding these and other economic conditions could result in a decline or postponement in spending on commercial construction projects, which could adversely affect our financial condition, results of operations and cash flows.
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
We review the goodwill maintained in each of our three reporting units for impairment annually during the fourth quarter. We also review our goodwill and other intangible assets when events or changes in circumstances indicate the carrying value may not be recoverable. In doing so, we either assess qualitative factors or perform a detailed analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We did not record any goodwill impairment charges in 2023, 2022, or 2021; however, a decline in the expectation of our future performance, a decline in our market capitalization, sustained periods of economic inflation, prolonged periods of high interest rates, deterioration in expectations regarding the general economy and/or the timing and the extent of new home construction, home improvement and commercial construction activity may cause us to recognize non-cash, pre-tax impairment charges for goodwill or other long-lived assets, which are not determinable at this time. In addition, as a result of our acquisition strategy, we have recorded goodwill and may incur impairment charges in connection with prior and future acquisitions. Our distribution businesses maintain significant goodwill balances in a separate reporting unit from our traditional installation business. If we are unable to successfully integrate this platform into our business model and compete effectively, we may be required to recognize impairment charges on our goodwill and other intangible assets within this reporting unit. If the value of goodwill or other intangible assets in this or other reporting units is impaired, our earnings and stockholders’ equity would be adversely affected. As of December 31, 2023, we had goodwill and other intangible assets in an aggregate amount of $667.5 million, or approximately 34% of our total assets.
Our industry is highly fragmented and competitive, and increased competitive pressure may adversely affect our business, financial condition, results of operations and cash flows.
The building products installation industry is highly fragmented and competitive. We face significant competition from other national, regional and local companies. Any of these competitors may: (i) foresee the course of market development more accurately than we do; (ii) offer services that are deemed superior to ours; (iii) sell building products and services at a lower cost; (iv) develop stronger relationships with homebuilders and suppliers; (v) adapt more quickly to new technologies, new installation techniques, new types of materials or evolving customer requirements; or (vi) have access to financing on more favorable terms than we can obtain in the market. As a result, we may not be able to compete successfully with them. If we are unable to compete effectively, our business, financial condition, results of operations and cash flows may be adversely affected.
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
Our ability to offer a wide variety of products to our customers depends on our ability to obtain adequate product supply from manufacturers. We do not typically enter into long-term agreements with our suppliers but have done so from time to time. We currently have one long-term agreement with a supplier and may enter into other short- or long-term supply agreements at any time. We have certain agreements that do not qualify as supply agreements due to a lack of a fixed price and/or lack of a fixed and determinable purchase quantity, but nonetheless may require us to purchase certain of our products from certain vendors, depending on the specific circumstances. Generally, our products are available from various sources and in sufficient quantities to meet our operating needs. However, the loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our business, financial condition, results of operations and cash flows. Historically, unexpected events, such as incapacitation of supplier facilities due to extreme weather or fire, have temporarily reduced manufacturing capacity and production. The overall global supply chain can impact our suppliers as evidenced by disruptions we have experienced since 2021 for certain materials we use in our business. We expect these challenges to persist to a certain degree in 2024. In addition, during prior economic downturns in the housing industry, manufacturers have reduced capacity by closing plants and production lines within plants. Even if such capacity reductions are not permanent, there may be a delay in manufacturers’ ability to increase capacity in times of rising demand. If the demand for products from manufacturers and other suppliers exceeds the available supply, we may be unable to source additional products in sufficient quantity or quality in a timely manner and the prices for the products that we use in our business could rise. These developments could affect our ability to take advantage of market opportunities and limit our growth prospects. We continually evaluate our supplier relationships and at any given time may move some or all of our purchases from one or more of our suppliers. There can be no assurance that any such action would have its intended effect.
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
The principal building products we use in our business have been subject to price changes in the past, some of which have been significant. For example, sudden changes in demand in our industry have resulted in insulation material allocation in the past, leading to increased market pricing. Increased market pricing, regardless of the catalyst, could impact our results of operations in the future to the extent that price increases cannot be passed on to our customers. We will continue to work with our customers to adjust selling prices to offset the aforementioned higher costs whenever prices rise, but there can be no assurance that any such action would have its intended effect. In addition, our results of operations for individual quarterly periods can be, and have been, adversely affected by a delay between when building product cost increases are implemented and when we are able to increase prices for our products and services, if at all. Our supplier purchase prices often depend on volume requirements. If we do not meet these volume requirements, our costs could increase and our margins may be adversely affected. In addition, while we have been able to achieve cost savings through volume purchasing and our relationships with suppliers, we may not be able to continue to receive advantageous pricing for the products that we use in our business, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our business results also depend upon our branch managers and sales personnel, including those of companies recently acquired. While we customarily sign non-competition agreements, which typically continue for two years following the termination of employment, with our branch managers and sales personnel in order to maintain key customer relationships in our markets, such agreements do not protect us fully against competition from former employees. In addition, in January 2023, the Federal Trade Commission proposed a new rule that would prohibit non-competition agreements in most cases and an increasingly number of states have already banned non-competition agreements. If the Federal Trade Commission's rule were to become effective, or more states enact similar rules, it could have a material adverse effect on our retention of key employees and our customer relationships.
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
RISKS TO OUR BUSINESS FROM EXTERNAL THREATS
A major public health issue could adversely impact the U.S. economy as well as our business, financial condition, operating results and cash flows.
The United States has experienced, and may experience again in the future, outbreaks of contagious diseases that affect public health and public perception of health. For example, the COVID-19 pandemic affected the global economy and caused our business significant supply chain disruptions, increased material costs and caused a slowdown in commercial construction demand. The full extent and scope of impact of an outbreak of any contagious disease, including a resurgence of COVID-19, on our business and industry, as well as national, regional and global markets and economies, depends on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the outbreak, additional government actions taken in response, the impact on construction activity and demand for homes (based on employment levels, consumer spending and consumer confidence). Accordingly, our ability to conduct our business could be materially and negatively affected, any of which could have a material adverse impact on our business, financial condition, operating results and cash flows.
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
In addition, climate change and/or adverse weather conditions, such as unusually prolonged cold conditions, rain, blizzards, hurricanes, earthquakes, fires, other natural disasters, epidemics or other catastrophic events could accelerate, delay or halt construction or installation activity or impact our suppliers. The impacts of climate change may subject us to increased costs, regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. Most, if not all, of our locations may be vulnerable to the adverse effects of climate change. For example, we lease facilities in regions that experience extreme weather conditions. Changing market dynamics, global policy developments and increasing frequency and impact of extreme weather events on the U.S. and elsewhere have the potential to disrupt our business. The impact of these types of events on our business may adversely impact quarterly or annual net revenue, cash flows from operations and results of operations. Weather is one of the main reasons for annual seasonality cycles of our business, and any adverse weather conditions can enhance this seasonality.
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
In the event of a cybersecurity incident, we could experience operational interruptions, lose confidential and proprietary information that harms our business, incur substantial additional costs, become subject to legal or regulatory proceedings or suffer damage to our reputation.
Cybersecurity threats and sophisticated cyberattacks pose a risk to our information technology systems and business operations. We have established security policies, processes and controls designed to help protect, identify and mitigate against the disruption of our operations and the intentional and unintentional misappropriation or corruption of our information technology systems and information in conjunction with identifying threats from new technologies that may disrupt our systems in the future. Despite these efforts, our information technology systems, including but not limited to jobCORE or other operational systems, financial systems, Human Resource and payroll systems, fleet management software, and risk management systems may be damaged, disrupted or shut down due to cyberattacks, unauthorized access to our systems, undetected intrusions, malicious software, computer viruses, ransomware, Trojan horses, worms, hardware or software failures or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or incidents could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings and other costs. Such events could impair our ability to conduct business and have a material adverse impact on our financial condition, results of operations and cash flows. As some of our systems are maintained or operated by third-party providers, including cloud-based systems, our information, operations and systems could be adversely affected if any of our significant providers, customers or suppliers experience a cybersecurity incident, data breach, reputational damage or disruption to their business operations.
As risks associated with cybersecurity threats constantly evolve and become more sophisticated generally, we may be required to incur significant costs to strengthen our systems to protect against or respond to such threats. The continued use of remote work environments, which significantly increased due to the COVID-19 pandemic, may increase our risk of cyberattacks or data breaches. We continue to mitigate these risks in a number of ways, including investing in industry-appropriate measures and technologies designed to protect and monitor data and information technology systems, testing our systems on an ongoing basis for any current or potential threats, training our employees, and assessing the continued appropriateness of insurance coverage. Nevertheless, the measures that we implement to reduce and mitigate these risks may not be effective, and there can be no assurance that our efforts will prevent breakdowns, intrusions, incidents or breaches of our or our third-party providers’ databases or systems that could adversely affect our business. While these threats have not had a material impact on our business or operations to date, if such an event occurred, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
•exposure to legal claims for activities of the acquired business prior to acquisition and inability to realize on any indemnification claims, including with respect to environmental, employment and immigration claims;
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

As of December 31, 2023, our estimated backlog associated with the commercial end market was approximately $115.7 million. In accordance with industry practice, many of our contracts are subject to cancellation, reduction, termination or suspension at the discretion of the customer in respect of work that has not yet been performed. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog but instead would collect revenues in respect of all work performed at the time of cancellation as well as all other costs and expenses incurred by us through such date. Projects can remain in backlog for extended periods of time because of the nature of the project, delays in execution of the project and the timing of the particular services required by the project. Additionally, the risk of contracts in backlog being cancelled, terminated or suspended generally increases at times, including as a result of periods of widespread macroeconomic and industry slowdown, weather, seasonality and many of the other factors impacting our business. Many of the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. During periods of high inflation, cost escalators embedded in the contracts may not fully offset the total increase in our expenses which would negatively impact margins and results of operations. The revenue for certain contracts included in backlog are based on estimates. Therefore, the timing of performance on our individual contracts can affect our margins and future profitability. There can be no assurance that backlog will result in revenues within the expected timeframe, if at all.
Our distribution businesses and continued expansion into other new lines of business could affect our revenue, margins, financial condition, operating results and cash flows.
We operate two distribution entities under a different business model than our traditional installation business. The distribution businesses, and any other future lines of business we may enter or acquire, involve competitive, operational, financial and accounting challenges and other risks that differ from our traditional residential installation business. For example, particular commodity pricing can affect selling prices and costs for certain products we sell through distribution. Our expansion into these businesses may include opening new branches that have higher start-up costs compared to our acquired branches. These factors and any other challenges we encounter could adversely affect our margins, financial condition, operating results and cash flows.
In addition, a significant period of economic deflation could have an adverse impact on our business and financial results. Our two distribution businesses have substantially higher inventory balances, and deflation could cause the value of our inventories to decline.
Certain products our distribution businesses sell are composed of materials with prices that fluctuate based on current market pricing. Fluctuations in market pricing of these materials can affect our selling prices. For example, one of our distribution businesses uses aluminum in many of its products. Aluminum commodity prices have experienced volatile fluctuations in the recent past including a significant decrease during 2022 which reduced our selling prices while related inventory costs remained high. For part of 2022, this led to a temporary decrease in margins, financial condition, operating results and cash flows for this business.
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
We have consummated over 190 acquisitions. From time to time we are subject to claims or liabilities arising from the ownership or operation of acquired businesses for the periods prior to our acquisition of them, including environmental, employee-related and other liabilities and claims not covered by insurance. Any future claims or liabilities could be significant. Our ability to seek indemnification from the former owners of our acquired businesses for these claims or liabilities may be limited by various factors, including the specific time, monetary or other limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy our indemnification claims. In addition, insurance companies may be unwilling to cover claims that have arisen from acquired businesses or locations, or claims may exceed the coverage limits that our acquired businesses had in effect prior to the date of acquisition. If we are unable to successfully obtain insurance coverage of third-party claims or enforce our indemnification rights against the former owners, or if the former owners are unable to satisfy their obligations for any reason, including because of their financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our financial condition and results of operations.

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
In addition, we are exposed to potential claims arising from the conduct of our employees, homebuilders and other subcontractors, for which we may be contractually liable. We have in the past been, and may in the future be, subject to fines, penalties and other liabilities in connection with injury or damage incurred in conjunction with the installation of our products. Construction sites are inherently dangerous, and any failure in health and safety performance may have adverse effects on our reputation and relationships with our employees or customers. The nature and extent to which we use hazardous or flammable materials in our manufacturing processes creates risk of damage to persons and property that, if realized, could be material. Although we currently maintain what we believe to be suitable and adequate insurance, we may be unable to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities. In addition, some liabilities may not be covered by our insurance. We maintain our Lead with Safety program to help reduce jobsite, warehouse and plant injuries.
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
We are subject to various federal, state, local and other laws and regulations, including, among other things, worker and workplace health and safety regulations promulgated by the OSHA, employment regulations promulgated by the U.S. Equal Employment Opportunity Commission and tax regulations promulgated by the Internal Revenue Service and various other state and local tax authorities. Our primary manufacturing facility is also subject to additional laws and regulations which may increase our exposure to health and safety liabilities. In addition, we are subject to increased regulation of data privacy and information security, including the adoption of more stringent laws in states including California, Connecticut, Colorado, Utah and Virginia, with similar laws going into effect in other states in and after 2024. These types of data privacy and security laws, which continue to evolve, create a range of new compliance obligations for us and increase financial penalties for non-compliance. Additional or more burdensome regulatory requirements in these or other areas may increase our expenses, reduce demand for our services or restrict our ability to offer services in certain geographies, all of which could adversely affect our business, financial condition, results of operations and cash flows. Moreover, our failure to comply with any of the regulatory requirements applicable to our business could subject us to substantial fines and penalties that could adversely affect our business, financial condition, results of operations and cash flows.
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
For example, there is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. These concerns have resulted in increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, and could expand the nature, scope, and complexity of matters on which we are required to control, assess, and report. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, may create challenges for us, including for our compliance and ethics programs and by increasing our ongoing costs of compliance, which could adversely impact our results of operations and cash flows. For example, we are subject to increased ESG regulation, including California Senate Bills 253 and 261 mandating certain climate disclosure and reporting, which go into effect in 2026.
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
We are subject to various federal, state and local environmental laws and regulations. Although we believe that we operate our business, including each of our locations, in compliance with applicable laws and regulations and maintain all material permits required under such laws and regulations to operate our business, we may be held liable or incur fines or penalties in connection with such requirements. In addition, environmental laws and regulations, including those related to energy use and climate change, may become more stringent over time, and any future laws and regulations could have a material impact on our operations or require us to incur material additional expenses to comply with any such future laws and regulations. For instance, in many U.S. states, emerging regulations are beginning to phase out hydrofluorocarbon based blowing agents which are widely used by our company and other industry participants in closed-cell spray foam applications, due to their high global warming potential. If additional legislation required an accelerated timeline regarding the phase out of hydrofluorocarbon blowing agents to hydrofluoro-olefin blowing agents, we could incur higher costs.
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
If interest rates increase, our debt service obligations on our variable rate indebtedness, if any exists at the balance sheet date, would increase even though the amount borrowed would remain the same, and our net income and cash flows would correspondingly decrease. Specifically, we had no outstanding borrowings on our Revolver, as hereinafter defined, as of December 31, 2023, but should we have a balance in the future, we would incur interest based on a rate that varies per the conditions set forth in our agreement.
In addition, advances under our Revolver generally bear interest based on, at our election, either a forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”) or the base rate (which approximated the prime rate) plus a margin based on the type of rate applied and leverage ratio. Our Term Loan, as hereinafter defined, bears interest at either Term SOFR or an alternative base rate plus a margin based on the type of rate applied. Our Term Loan bears interest at a variable rate, however interest rate hedges in place mitigate the risk of interest rate fluctuations associated with a portion of the outstanding debt balance. These derivative instruments are indexed to Term SOFR.
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
•changes and volatility in interest rates;
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
Furthermore, in recent years the stock market and the price of our common stock has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our performance, and these fluctuations could materially reduce the price of our common stock and materially affect the value of your investment.
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
We have approximately 28.4 million shares of common stock outstanding as of December 31, 2023. The shares of common stock are freely tradable, except for any shares of common stock that may be held or acquired by our directors, executive officers and other affiliates, the sale of which will be restricted under the Securities Act of 1933, as amended. As of December 31, 2023, approximately 1.9 million of the 2.1 million shares of common stock authorized for issuance under the 2023 Omnibus Incentive Plans were available for issuance. These shares will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.
Jeff Edwards has significant ownership of our common stock and may have interests that conflict with those of our other stockholders.
As of December 31, 2023, Jeff Edwards beneficially owned approximately 16.0% of our outstanding common stock. As a result of his beneficial ownership of our common stock, he has sufficient voting power to significantly influence all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions, and he has significant influence over our management and policies. This concentration of voting power may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares of common stock, which could prevent stockholders from receiving a premium for their shares of common stock. These actions may be taken even if other stockholders oppose them. The interests of Jeff Edwards may not always coincide with the interests of other stockholders. In addition, under our amended and restated certificate of incorporation, Jeff Edwards is permitted to pursue corporate opportunities for himself, rather than for us.

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
Our board of directors approves any quarterly or annual cash dividend. However, part of our business strategy includes retaining our future earnings, if any, in order to reinvest in the development and growth of our business, including our continued growth by acquisition strategy, and, therefore, we may reduce, suspend or eliminate dividend payments in the future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, the limits imposed by the terms of our credit facilities, or any then-existing debt instruments, and such other factors as our board of directors deems relevant. Accordingly, investors in our common stock may need to sell their shares to realize a return on their investment in our common stock, and investors may not be able to sell their shares at or above the prices paid for them.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
OVERVIEW
Like all modern businesses within the global economy, we are susceptible to cybersecurity threats. Our suppliers, vendors, and customers face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, financial position, business strategy, and results of operations. As discussed in more detail below, we have policies and procedures in place as part of our overall risk management strategy to, among other things, monitor our systems, train and raise awareness of cybersecurity threats amongst employees, and detect intrusions on our systems.

Notwithstanding our efforts at cybersecurity, no system of prevention is impenetrable, and we cannot guarantee that we will be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. From time to time, we have experienced cybersecurity incidents in the normal course of our business. As of the date of this report, we are not aware of any cybersecurity incident or threat that has materially affected or is reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, future cybersecurity incidents could materially affect our strategy, results of operations or financial condition. See Item 1A. Risk Factors for additional information on how risks could materially affect the Company.
CYBERSECURITY RISK MANAGEMENT AND STRATEGY
As part of our Enterprise Risk Management (“ERM”) program, we maintain processes to assess, identify, manage, mitigate, and respond to material risks from cybersecurity threats. Central to these processes is a committee comprised of our head of Internal Audit, our Chief Information Officer (“CIO”), members of our executive team, and other senior members of management that evaluates cybersecurity risks and designs, and ensure implementation of, appropriate controls, protections and training. This committee periodically reviews overall risks to the Company as part of the ERM program and ensures the alignment of cybersecurity efforts with the overall risk management framework. The committee has identified cybersecurity threats as one of the primary categories of risk to the Company.
Our information systems align with industry security standards. Our cybersecurity program, where appropriate, aligns with the Center of Internet Security (“CIS”) Control framework, which itself is modeled after the National Institute of Standards and Technology's ("NIST") Cybersecurity Framework (“CSF”).
Our policies and procedures concerning cybersecurity matters include processes to safeguard our information systems, monitor these systems, protect the confidentiality and integrity of our data, detect intrusions into our systems, and respond to cybersecurity incidents. We also regularly review our incident response and business continuity plans to ensure readiness if and when an incident does occur, and we test our incident response plan through tabletop exercises. Furthermore, we have established a cyber safety program which consists of a team of employees who concentrate on raising cybersecurity awareness in office and home-office environments to educate employees connected to the systems we use on how to identify and report security threats or breaches.
We continually evaluate cybersecurity risks on an ongoing basis as part of our overall risk management strategy. We assess and identify cybersecurity risks through periodic risk assessments, penetration testing, and vulnerability scans, among other procedures and practices. We also receive cybersecurity alerts and threat intelligence from our peers, government agencies, information sharing and analysis centers and cybersecurity-related groups or associations. These and other measures are used to evaluate cybersecurity risks in a timely manner and to allocate resources in alignment with the overall risk management program. In the event of an incident, we intend to follow our detailed incident response policy, which outlines the steps to be followed from incident detection to eradication, recovery and notification. In addition, we regularly engage various third-parties to assess or test our systems and processes to enhance our detection and management of cybersecurity risks or assist with implementation of our risk management strategies, including consultants who assist with assessing risks, information security experts who conduct tabletop exercises with participation from company management, and our external auditor who performs cybersecurity reviews as part of our annual audit.
Our operations rely on third-party suppliers, vendors, software programs, hardware products, and network systems, including cloud-based technologies, and we have processes to identify and evaluate cybersecurity risks and incidents associated with certain identified third-party providers.
CYBERSECURITY GOVERNANCE

The Board of Directors’ Oversight of Cybersecurity Risks
Our Board of Directors (the “Board”) maintains principal oversight responsibility for our ERM program. This oversight is facilitated primarily through the Audit Committee of the Board of Directors, which is responsible for oversight of our cybersecurity risk management processes. The chairman of our Audit Committee has earned a CERT Certificate in Cybersecurity Oversight from the National Association of Corporate Directors, which aids the Audit Committee’s understanding of cybersecurity risks and assists the Audit Committee in overseeing the risk management program.
The Audit Committee and the Board actively participate in discussions with management and amongst themselves regarding cybersecurity risks. Senior leadership, including our CIO, briefs the Board of Directors and the Audit Committee on cybersecurity risks and the effectiveness of our cybersecurity program as part of updates on our overall ERM program. Our head of Internal Audit also provides the Audit Committee with an assessment of any material changes to cybersecurity risks and controls as a result of cybersecurity threats on at least a semi-annual basis.
Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats
Management is responsible for assessing and managing our cybersecurity risk management program. We have various teams and committees charged with monitoring risks, implementing controls, developing information security policies and procedures, and assessing cyber events. In addition to our Information Technology (IT) department, we have an Information Security (IS) department that provides oversight of our cybersecurity-related controls, including assistance in the development of related policies and procedures. The IT department is overseen by an Chief Technology Officer (CTO) who has an undergraduate degree in network and systems administration as well as significant experience in the development, operation, monitoring and management of information system operations, including but not to limited to cybersecurity oriented controls. The IS department is overseen by a Senior Cybersecurity Manager who holds a Master of Science degree and has varied experience in the field of information technology. Both the IT and IS departments report to the CIO, who holds various certifications in systems and cybersecurity methodologies and has over two decades of experience in the management of various aspects of information systems operations. The CIO approves the information security policies and procedures, implementation of controls, monitoring and detection programs, and employee training on cybersecurity risks. The CIO also is responsible for reporting on cybersecurity matters to the Board.
IT and/or IS inform the CIO concerning cybersecurity risks and events, including any mitigation and remediation efforts. Cybersecurity incidents are escalated to an incident response team (“IRT”), which is headed by the CIO. The IRT is responsible for overseeing our incident response strategy, including remediation. For ongoing events, those responsible for investigating the incident are required to continuously update the IRT and the CIO until the event is considered to be resolved. Significant cybersecurity incidents are referred to a committee responsible for evaluating whether the incident is material using criteria based on our ERM program. This committee is comprised of a cross functional team of various senior members of management including the areas of Finance, Accounting, Legal, IT Security, and Risk.
If a cybersecurity incident is deemed to have the potential for a material impact on the Company, our Incident Response, Reporting and Management Policy dictates procedures for promptly briefing the Audit Committee. In addition, our CIO reports all cybersecurity incidents, whether ongoing or first experienced during the quarter, to the Audit Committee at each quarterly meeting, and more frequently if necessary.

Item 2.    Properties
Real Property
We lease office and warehouse space in 43 states, including our corporate office in Columbus, Ohio. Our leases are typically short in duration with customary extensions at our option. We believe suitable alternative space is available in all of our markets. We also own our cellulose manufacturing facility in Bucyrus, Ohio. We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized. The table below summarizes our locations as of December 31, 2023.

State	Number of Locations	Approximate Total Square Footage	State	Number of Locations	Approximate Total Square Footage
Alabama	2	24,250	Nevada	1	15,350
Arizona	2	29,166	New Hampshire	10	80,640
California	26	290,719	New Jersey	8	132,037
Colorado	14	164,148	New York	9	101,430
Connecticut	3	47,057	North Carolina	18	301,034
Delaware	4	45,185	North Dakota	2	7,392
Florida	31	322,979	Ohio	11	455,416
Georgia	12	192,316	Oklahoma	3	35,543
Idaho	3	43,000	Oregon	2	32,928
Illinois	7	85,902	Pennsylvania	8	110,909
Indiana	13	255,319	Rhode Island	4	31,654
Kansas	2	74,206	South Carolina	8	116,439
Kentucky	4	46,330	South Dakota	2	55,000
Louisiana	2	19,535	Tennessee	7	206,786
Maine	3	38,750	Texas	22	416,260
Maryland	5	65,110	Utah	6	115,809
Massachusetts	5	45,223	Vermont	1	31,020
Michigan	2	36,800	Virginia	7	97,558
Minnesota	7	187,988	Washington	14	203,331
Missouri	2	15,436	West Virginia	1	2,080
Montana	2	4,576	Wisconsin	9	205,808
Nebraska	2	23,241
Our Fleet
As of December 31, 2023, our fleet consisted of approximately 6,000 total vehicles that we either leased or owned, including approximately 5,700 installation vehicles that our installers use to deliver and install products from our locations to job sites, and approximately 300 other vehicles that are utilized for various purposes, primarily by our distribution operations, sales staff, branch managers and various senior management personnel. For additional information, see Note 8, Long-term Debt, and Note 17, Commitments and Contingencies, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
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
Holders of Record
As of February 15, 2024, there were 1,231 holders of record of our common stock, one of which was Cede & Co., which is the holder of shares held through the Depository Trust Company.
Dividend Policy
Our board of directors has approved a quarterly cash dividend program since 2021, payable to stockholders of record on specific dates each quarter. In addition to the quarterly cash dividend, our board of directors has approved an annual variable dividend payable since 2022, with the 2024 dividend payable on March 31, 2024 at a rate of $1.60 per common share. Future determinations relating to payments of dividends will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, contractual restrictions, legal requirements and other factors our board of directors may deem relevant.
Stock Performance Graph
The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Russell 2000 Index (“Russell 2000”), (ii) the Standard & Poor’s Industrials Index (“S&P 500 Industrials”) and (iii) the S&P 600 Building Products Index ("S&P 600 Building Products"). The graph assumes investments of $100 in our common stock and in each of the four indices and the reinvestment of dividends for the last five fiscal years through December 31, 2023.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/30/2022	12/29/2023
IBP	100	204	303	419	263	571
Russell 2000	100	125	150	173	137	161
S&P 500 Industrials	100	129	144	174	164	194
S&P 600 Building Products	100	143	182	228	190	286

Issuer Purchases of Equity Securities
The following table shows the stock repurchase activity, including shares surrendered by employees in connection with the vesting of restricted stock awards, for the three months ended December 31, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1 - 31, 2023	87	$117.70	—	$—
November 1 - 30, 2023	42,491	147.58	42,486	193.7	million
December 1 - 31, 2023	4,329	185.82	—	—
	46,907	$151.07	42,486	$193.7	million

(1) Includes shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 5,252 shares of restricted stock awarded under our 2014 and 2023 Omnibus Incentive Plans.

(2)    On February 22, 2023, our board of directors authorized a stock repurchase program that allows for the repurchase of up to $200.0 million of our outstanding common stock. The new program replaced the previous program and is in effect through March 1, 2024. We repurchased $6.3 million of common stock under our stock repurchase program during the year ended December 31, 2023. On February 22, 2024, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $300.0 million of our outstanding common stock. This 2024 new program will replace the previous 2023 program and is in effect through March 1, 2025. For further information about our stock repurchase programs, see Note 13, Stockholders' Equity, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
During 2023, we did not issue or sell any unregistered equity securities.
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
OVERVIEW
We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products, including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving, mirrors and other products throughout the United States. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects in all 48 continental states and the District of Columbia from our national network of approximately 250 branch locations. 94% of our net revenue comes from the service-based installation of these products across all of our end markets and forms our Installation operating segment and single reportable segment. In addition, two regional distribution operations serve the Midwest, Mountain West, Northeast and Mid-Atlantic regions of the United States, and we operate a cellulose manufacturing facility. We believe our business is well positioned to continue to profitably grow due to our strong balance sheet, liquidity and our continuing acquisition strategy.
A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, inflation, consumer confidence, employment rates, housing inventory levels and affordability, foreclosure rates, the health of the economy and the availability of mortgage financing. Our strategic acquisitions over the last several years contributed meaningfully to our 4.1% increase in net revenue during the year ended December 31, 2023 compared to 2022.
We have omitted discussion of 2021 results in the sections that follow where it would be redundant to the discussion previously included in Part II, Item 7, of Form 10-K for the year ended December 31, 2022.
2023 Highlights
Net revenues increased 4.1%, or $108.8 million, while gross profit increased 12.4% to $930.7 million during the year ended December 31, 2023 compared to 2022. The increase in net revenue was primarily driven by the 33.3% growth in same branch multi-family sales, selling price and product mix improvements and the contribution of our recent acquisitions. The 7.7% increase in our price/mix metric for our Installation segment was primarily due to a higher mix of multi-family and commercial jobs. Gross profit margin grew faster than revenue as we continued to prioritize profitability over sales volume. Specifically, gross profit outpaced sales growth due to higher selling prices and resulting leverage gained on material costs compared to the prior year. Certain net revenue and industry metrics we use to monitor our operations are discussed in the "Key Measures of Performance" section below, and further details regarding results of our various end markets are discussed further in the "Net Revenue, Cost of Sales and Gross Profit" section below.
We generated approximately $340.2 million of cash from operating activities during the year ended December 31, 2023. As of December 31, 2023, we had $386.5 million of cash and cash equivalents and we have not drawn on our revolving line of credit. Our liquidity remains strong despite investing $59.6 million in our acquisition strategy, repurchasing $6.3 million of our Company's stock and paying $63.1 million in dividends during the year ended December 31, 2023. See Note 8, Long-term Debt, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for more information on our revolving line of credit.
During the year ended December 31, 2023, we experienced overall and same branch sales growth in our multi-family and commercial end markets. Overall, the strong growth in multi-family and commercial sales helped offset the (5.4)% decrease in the single-family end market, which is our largest end market. Our commercial end market experienced sales growth of 17.2% during the year ended December 31, 2023 primarily through acquisitions and organic growth as the commercial construction cycle returned to normal and project delays experienced in prior periods lessened.

We continue to diversify our operations through our acquisition strategy as we acquired 8 businesses in 2023 that we expect to contribute approximately $75.0 million in annual aggregate revenues. We expect to meet our goal of acquiring at least $100.0 million in annual aggregate revenue in 2024.
In August 2023, we amended our Term Loan (as defined below) to reprice the applicable interest rate paid by 0.25% below our prior rate (the "Second Amendment"). We expect that this repricing will result in interest rate cost savings exceeding $1.0 million annually through the 2028 maturity date. See Note 8, Long-term Debt, for more information on our Term Loan and the Second Amendment. Additionally, in August 2023 we published our annual ESG report which highlights important milestones and our commitment to the environment, employees, communities and stakeholders.
The residential homebuilding market is forecasted to decline slightly in 2024 primarily due to elevated interest rates, with the decrease concentrated in the multi-family subset of the residential end market. However, we expect to benefit from a forecasted increase in the single-family end market in 2024 over 2023 since over half of our net revenue comes from this end market. While total housing starts are currently projected to be slightly lower in 2024 than 2023, we believe there are several trends that should drive long-term growth in the housing market, even if there are temporary periods of slowed growth. These long-term trends include an aging housing stock, population growth, demographic changes and household formation growth. We expect that our net revenue, gross profit and operating income will benefit from this growth over time although we will be negatively impacted by a slowdown in the homebuilding industry in the near term.

2022 Highlights
Net revenues increased 35.6%, or $701.2 million, while gross profit increased 40.4% to $827.8 million during the year ended December 31, 2022 compared to 2021. We also generated approximately $277.9 million of cash from operating activities. The increase in net revenue and gross profit was primarily driven by the contribution of our recent acquisitions, selling price and product mix improvements as evidenced by the 23.0% increase in our price/mix metric and increased sales volume of 5.5% on a same branch basis for our Installation segment. Gross profit grew faster than revenue primarily due to higher selling prices and resulting leverage gained on labor and other costs of sales. These synergies were partially offset by higher fuel costs and higher material costs due to increased Distribution segment sales which generally have higher material costs than our other segments. Supply chain constraints and inflationary pressures also contributed to higher material costs in 2022, particularly for spray foam and several complementary installed products, as some products continued to be difficult to source near volume and pricing levels secured in prior periods.
As of December 31, 2022, we had $229.6 million of cash and cash equivalents and we have not drawn on our revolving line of credit. We amended and extended our revolving line of credit in February 2022, increasing the commitment to $250.0 million from $200.0 million. Additionally, we received $25.5 million from amending the maturity dates on our three interest rate swaps in July 2022. Our liquidity remained strong despite repurchasing $137.6 million of our Company's stock and paying our variable and regular quarterly dividends of $62.7 million during the year ended December 31, 2022.
During the year ended December 31, 2022, we experienced overall sales growth in all of our end markets and we achieved 24.6% year-over-year same branch sales growth, with acquisitions contributing the remaining portion of our total sales growth. Our largest end market, the single-family subset of the residential new construction market, grew revenue 33.5% over the same period in 2021. Our commercial end market experienced sales growth of 15.2% during the year ended December 31, 2022 primarily as a result of acquisitions. We experienced commercial project delays in 2022 due to macroeconomic concerns surrounding the pandemic and general economic uncertainty.
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

The following table shows certain key measures of performance we utilize to evaluate our results:

	Years ended December 31,
	2023	2022	2021
Period-over-period Growth
Consolidated Sales Growth	4.1%	35.6%	19.1%
Consolidated Same Branch Sales Growth (1)	0.2%	24.6%	9.7%

Installation (2)
Sales Growth (3)	3.7%	29.5%	18.7%
Same Branch Sales Growth (1)(3)	(0.1)%	24.5%	9.4%
Single-Family Sales Growth (4)	(5.4)%	33.5%	22.1%
Single-Family Same Branch Sales Growth (1)(4)	(9.0)%	28.9%	14.4%
Multi-Family Sales Growth (5)	35.0%	31.8%	14.7%
Multi-Family Same Branch Sales Growth (1)(5)	33.3%	31.0%	6.7%
Residential Sales Growth (6)	1.0%	33.2%	20.9%
Residential Same Branch Sales Growth (1)(6)	(2.3)%	29.2%	13.2%
Commercial Sales Growth (7)	17.2%	15.2%	10.8%
Commercial Same Branch Sales Growth (1)(7)	11.5%	6.6%	(4.0)%

Other (2)
Sales Growth (8)	12.1%	453.8%	65.1%
Same Branch Sales Growth (1)(8)	6.7%	41.5%	44.3%

Same Branch Sales Growth - Installation (2)(9)
Volume Growth (1)(10)	(9.0)%	5.5%	7.9%
Price/Mix Growth (1)(11)	7.7%	23.0%	3.3%

U.S. Housing Market (12)
Total Completions Growth	4.3%	3.7%	4.2%
Single-Family Completions Growth	(2.2)%	5.7%	6.1%
Multi-Family Completions Growth	22.1%	(1.3)%	(0.3)%

(1)	Same branch basis represents period-over-period growth for branch locations owned greater than 12 months as of each financial statement date.
(2)	Prior period disclosures have been recast to conform to the current period segment presentation.
(3)	Calculated based on period-over-period growth of all end markets for our Installation segment.
(4)	Calculated based on period-over-period growth in the single-family subset of the residential new construction end market for our Installation segment.
(5)	Calculated based on period-over-period growth in the multi-family subset of the residential new construction end market for our Installation segment.
(6)	Calculated based on period-over-period growth in the residential new construction end market for our Installation segment.
(7)	Calculated based on period-over-period growth in the total commercial end market. Our commercial end market consists of heavy and light commercial projects.
(8)	Calculated based on period-over-period growth in our Other category which consists for our Manufacturing and Distribution operating segments. Our distribution businesses were acquired in December, 2021 and April, 2022.
(9)
The heavy commercial end market, a subset of our total commercial end market, comprises projects that are much larger than our average installation job. The end market is excluded from the volume growth and price/mix growth calculations as to not skew the growth rates given its much larger per-job revenue compared to the average jobs in our remaining end markets.

(10)	Calculated based on period-over-period change in the number of completed same branch jobs within our Installation segment for all markets we serve except the heavy commercial end market.
(11)	Defined as change in the mix of products sold and related pricing changes and calculated as the change in period-over-period average selling price per same branch jobs within our Installation segment for all markets we serve except the heavy commercial market, multiplied by total current year jobs. The mix of end customer and product would have an impact on the year-over-year price per job.
(12)	U.S. Census Bureau data, as revised.

Net revenue, cost of sales and gross profit
The components of gross profit for 2023, 2022 and 2021 were as follows (in millions):

	2023	Change	2022	Change	2021
Net revenue	$2,778.6	4.1%	$2,669.8	35.6%	$1,968.7
Cost of sales	1,847.9	0.3%	1,842.0	33.6%	1,379.2
Gross profit	$930.7	12.4%	$827.8	40.4%	$589.5
Gross profit percentage	33.5%		31.0%		29.9%
Net revenue increased during the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to increased multi-family and commercial sales and price/mix growth as shown in the Key Measures of Performance section above. Acquisitions also meaningfully contributed to our 2023 revenue growth, adding $102.2 million of revenue in 2023. Our residential end market grew 1.0% primarily due to selling price and product mix improvements and the continued success of our acquisition strategy, but that growth was partially offset by the decline in overall same branch job volume. Despite a reduction in installation jobs we completed in the single-family end market, our diverse end market mix allowed us to complete more jobs in other markets, and we continue to prioritize profitability over volume. Our commercial end market continued to improve as evidenced by a 11.5% annual growth rate in same branch sales in 2023.
The remaining overall growth in net revenue for the year December 31, 2023 is attributable to growth in our Distribution and Manufacturing operating segments. These operating segments grew from $162.4 million to $182.0 million in net revenue for the year ended December 31, 2023.
As a percentage of net revenue, gross profit increased during the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily on the strength of price/mix growth as well as leverage gained on material costs compared to the prior year. The highly inflationary economic environment and supply chain issues, both of which rapidly increased material costs in prior periods, moderated during the year ended December 31, 2023, allowing us to improve and enhance our profit margins. We will continue to work with our suppliers to lessen the impact on our margins and with our customers to offset further cost increases through selling price adjustments.
Operating Expenses
Operating expenses for 2023, 2022 and 2021 were as follows (in millions):

	2023	Change	2022	Change	2021
Selling	$131.8	10.7%	$119.0	27.7%	$93.2
Percentage of total net revenue	4.7%		4.5%		4.7%
Administrative	$385.3	14.8%	$335.7	23.2%	$272.4
Percentage of total net revenue	13.9%		12.6%		13.8%
Gains on acquisition earnouts	$—	(100.0)%	$(16.1)	1,456.4%	$(1.1)
Percentage of total net revenue	—%		(0.6)%		(0.1)%
Amortization	$44.5	1.7%	$43.8	18.0%	$37.1
Percentage of total net revenue	1.6%		1.6%		1.9%
Selling
The dollar increase in selling expenses in 2023 was primarily driven by a year-over-year increase in selling wages and commissions to support our increased net revenue of 4.1% and higher credit loss provisions due to increased sales. Selling expense increased as a percentage of sales primarily due to increased selling wages and bonuses due to higher profitability.
Administrative
The dollar increase in administrative expenses in 2023 was primarily due to an increase in wages and benefits, which was attributable to both acquisitions and organic growth as well as favorable company performance. Facility expense and insurance cost increases due to inflationary pressures also factored into the overall increase in administrative operating expenses. During

2023, we saw our administrative costs increase as a percentage of sales primarily due to higher salaries and bonuses due to higher profitability.
Gains on acquisition earnouts
Some of our acquisitions have contingent consideration liabilities in the form of earnouts included in the total purchase price of the business. We assess the fair value of the contingent consideration liability at each reporting period, and any changes in the estimated fair value are reflected in gains on acquisition earnouts on the Consolidated Statements of Operations and Comprehensive Income. There were no gains on acquisition earnouts during the year ended December 31, 2023. The gains recorded during the year ended December 31, 2022 were primarily due to a $15.1 million gain on the Central Aluminum Supply Corporation earnout recorded as a result of revised earnout target expectations.
Amortization
Our intangible assets include non-competes, customer relationships, trade names and backlog established upon acquisition of most businesses we acquire. Amortization expense increased in 2023 resulting from the increase in new intangible assets from 2023 acquisitions, with the remaining increase due to a full year of amortization expense attributable to prior year acquisitions. See Note 18, Business Combinations, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for information on our acquisitions.
Other Expense, net
Other expense, net for 2023, 2022 and 2021 was as follows (in millions):

	2023	Change	2022	Change	2021
Interest expense, net	$37.0	(11.0)%	$41.6	26.6%	$32.8
Other	(1.0)	(288.7)%	0.5	(221.3)%	(0.4)
Total other expense, net	$36.0	(14.5)%	$42.1	29.9%	$32.4
The year-over-year decrease in other expense, net during 2023 was primarily a result of increased interest income earned due to higher yields on cash deposits, partially offset by increased interest expense on variable rate debt. See Note 8, Long-term Debt, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for further information regarding debt balances.
Income Tax Provision
Income tax provision and effective tax rates for 2023, 2022 and 2021 were as follows (in millions):

	2023	2022	2021
Income tax provision	$89.4	$79.9	$36.7
Effective tax rate	26.8%	26.3%	23.6%
During the years ended December 31, 2023 and 2022, our tax rate was unfavorably impacted by certain expenses not being deductible for income tax reporting purposes.
Other comprehensive (loss) income, net of tax
Other comprehensive (loss) income, net of tax for 2023, 2022 and 2021 were as follows (in millions):

	2023	2022	2021
Unrealized (loss) gain on cash flow hedge, net of taxes	$(6.9)	$40.8	$8.5
During the year ended December 31, 2023, we recorded unrealized losses, net of taxes, of $10.2 million on our cash flow hedges primarily due to the market's expectations for interest rates to decline in the future which offset the previous unrealized gains on our existing and forward swaps. We also amortized $4.5 million of the remaining unrealized gains, off-market terms and unrealized losses on our terminated cash flow hedges to interest expense, net during the year ended December 31, 2023, not including tax effects of $1.2 million.
During the year ended December 31, 2022, we amended the maturity dates for our three existing interest rate swaps and the amendment created off-market terms due to an other-than-insignificant financing element. We amortized $3.9 million of the remaining unrealized gains, off-market terms and unrealized losses on our terminated cash flow hedges to interest expense, net during the year ended December 31, 2022, not including tax effects of $1.0 million. Also, during the year ended December 31, 2022, we recorded an unrealized gain, net of taxes, of $37.9 million on our cash flow hedges primarily due to the market's expectations for interest rates in the future relative to our three existing interest rate swaps and two forward interest rate swaps.
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
KEY FACTORS AFFECTING OUR OPERATING RESULTS
Inflation, Housing Affordability and Interest Rates
Inflation affected the economy as a whole in 2022 and 2023 as consumer price inflation peaked at 40-year highs which negatively impacted consumer sentiment and increased market uncertainty. The Federal Reserve took actions to moderate and stabilize inflation by raising the federal funds rate multiple times in 2022 and 2023. This caused the average mortgage rate in the United States to more than double since the end of 2021. Inflation has moderated, however it is still above the 2% stated target which has led the Federal Reserve to signal plans to keep the federal funds rate higher for longer than the market was anticipating. The Federal Reserve has signaled plans to end the rate hike cycle and to hold current rates with potential rate cuts later in 2024.
Interest rates began to curtail housing demand beginning in the second half of 2022 as mortgage financing affordability was reduced. As a result, the residential homebuilding market began weakening and housing starts declined by 9% in 2023. We expect to be impacted by these economic headwinds in 2024. Our largest customers are publicly traded homebuilders, and these builders have been able to increase affordability by offering mortgage rate buydowns as incentives to their customers.
Trends in the Construction Industry
Higher inflation and interest rates, as discussed above, reduced the demand and affordability of new homes in 2023. According to Wolters Kluwer’s Blue Chip Economic Indicators January 2024 forecast, 1.4 million housing starts are forecasted in 2024 which is a decline of 4% from 2023. We expect this decrease will be concentrated in the multi-family end market, and we expect the single family end market, from which we derive over half of our net revenue, will improve slightly over 2023 levels. Overall, residential housing construction activity remains resilient, despite housing affordability concerns, as stable employment and near historic lows in existing home inventory levels continue to support demand for residential new construction activity. As a result, while we expect cyclicality to continue in the housing industry, we believe the long-term opportunities in our residential and commercial end markets are favorable. We believe the large residential construction backlog of both units under construction and units not started will partially offset these challenges. Additionally, there have been housing shortages in some of the markets we serve and the backlog in our growing multi-family business has helped to partially offset the declines we have faced in the residential homebuilding market. Regarding the repair and remodel markets, many existing homeowners are locked into low interest mortgages, and an aging housing stock exists in many areas of the United States, bolstering demand in this end market. We expect that incentives from the Inflation Reduction Act of 2022 will likely support repair and remodel demand in 2024.
Our operating results may vary based on our product mix and the mix of our end markets among new single-family, multi-family and commercial builders and owners of existing homes. We maintain a mix of business among all types of homebuilders ranging from small custom builders to large regional and national homebuilders as well as a wide range of commercial builders. Net revenue derived from our ten largest homebuilder customers in the United States was approximately 15% for the year ended December 31, 2023. The residential new construction and repair and remodel markets represented approximately 78% of our total net revenue for the year ended December 31, 2023, compared to 80% in the same period in 2022. The remaining portion was attributable to our distribution businesses and the commercial construction end market.

Cost and Availability of Materials
We typically purchase the materials we use in our business directly from manufacturers. The industry supply of these materials has experienced multiple periods of supply shortages since 2021 due to strong demand and effects from the COVID-19 pandemic. In order to meet customer demand during these shortages, we have purchased a limited amount of materials from distributors and home centers at a premium to what we typically would purchase directly from manufacturers, therefore reducing gross profit. The supply chain issues for some products moderated during the year ended December 31, 2023, however, we expect these challenges to persist to a certain degree in 2024.
In addition, we experience price increases from our suppliers from time to time, including multiple increases over the last four years caused by supply shortages and general economic inflationary pressures. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations in 2024, to the extent that price increases cannot be passed on to our customers. Our selling price increases were able to support most material cost increases in 2023 but we may have more difficulty raising prices in 2024 if housing demand slows. We will continue to work with our customers to adjust selling prices to offset higher costs as they occur.
Cost of Labor
Our business is labor intensive. As of December 31, 2023, we had approximately 10,600 employees, most of whom work as installers on local construction sites. We expect to spend more to hire, train and retain installers to support our growing business in 2024, as tight labor availability continues within the construction industry. Our workers’ compensation costs also continue to rise as we increase our coverage for additional personnel. We were able to keep our labor costs as a percentage of revenue flat during the year ended December 31, 2023 compared to 2022 due to increased selling prices per job. However, inflation and market competition could increase these costs in the near-term. We were successful in achieving higher labor productivity as evidenced by our annual sales per installer per business day increasing 1% in 2023 as compared to 2022.
Our employee retention rates remained better than industry averages in the year ended December 31, 2023. We believe this is a result of our strong culture and the various programs meant to benefit our employees, including our financial wellness plan, emotional well-being coaching, longevity stock compensation plan and comprehensive benefit packages we offer. We also provide assistance from the Foundation meant to benefit our employees, their families and their communities. While improved retention drives lower costs to recruit and train new employees, resulting in greater installer productivity, these improvements are somewhat offset by the additional costs of these incentives.
Environmental, Social and Governance, Climate Change and Other Factors
According to the Office of Energy Efficiency & Renewable Energy, over $400 billion is spent each year to power homes and commercial structures that consume 75% of all electricity used in the United States and 40% of the nation’s total energy. Insulation is a critical component in the construction of homes and commercial structures and helps increase energy conservation because it is the best way to prevent energy waste in most homes and commercial structures. As a leading installer of insulation products, we help ensure that insulation is properly installed to achieve the desired energy conservation and efficiency.
Beyond our service offerings, we also recognize that as a good corporate citizen, we have a responsibility to support our communities and be stewards of the environment. We continue to proactively work to find new ways to reduce our carbon footprint by formalizing a climate risk management framework to guide our climate strategy. We are committed to reducing CO2 emissions. We have transitioned a large portion of our electricity supply to a carbon-free energy source and entered a national waste management program to increase recycling at our facilities, reducing landfill waste. We also support the industry transition to hydrofluoro-olefin ("HFO") spray foam types which have lower greenhouse gas emissions than hydrofluorocarbon ("HFC") materials. For the first time in 2022, we utilized more HFO materials than HFC materials.
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
LIQUIDITY AND CAPITAL RESOURCES
Our capital resources primarily consist of cash from operations and borrowings under our various debt agreements and capital equipment leases and loans. As of December 31, 2023, we had cash and cash equivalents of $386.5 million as well as access to $250.0 million under our asset-based lending credit facility (as defined below), less $5.8 million of outstanding letters of credit, resulting in total liquidity of $630.7 million. Liquidity may also be limited in the future by certain cash collateral limitations under our asset-based lending credit facility (as defined below), depending on the status of our borrowing base availability.
Short-Term Material Cash Requirements
For at least the next twelve months, our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and to meet principal and interest obligations and make required income tax payments. We may also use our resources to fund our optional stock repurchase program and pay quarterly and annual dividends. During 2024, we anticipate discretionary spending for capital improvements and quarterly dividends to approximate 2023 levels of approximately $61.6 million and $37.5 million, respectively, as well as approximately $45.0 million for our annual variable dividend to be paid March 31, 2024. In addition, we expect to use cash and cash equivalents to acquire various companies with at least $100.0 million in aggregate net revenue each fiscal year. The amount of cash paid for an acquisition is dependent on various factors, including the size and determined value of the business being acquired.
Firm commitments for funds include $68.1 million in interest and principals payments on long-term debt obligations including our Senior Notes, Term Loan, notes payable to sellers of acquisitions and vehicles purchased under the Master Loan and Security Agreement, the Master Equipment Agreement and the Master Loan Agreements. Additionally, we maintain certain production vehicles under a finance lease structure which will require $3.2 million in interest and principal payments under current agreements in 2024. We lease certain locations, vehicles and equipment under operating lease agreements that will require $31.3 million in funds over the next twelve months. Finally, we have a product supply agreement with a certain vendor that requires us to purchase a minimum quantity of inventory with variable pricing in 2024. Payments for income taxes cannot be estimated at this time, but our effective tax rate was 26.8% for the year ended December 31, 2023.
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
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our business needs, commitments and contractual obligations for at least the next 12 months as evidenced by our net positive cash flows from operations for the years ended December 31, 2023, 2022 and 2021. We believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions, but we cannot guarantee that such financing will be available on favorable terms, or at all.
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
Known obligations beyond the next twelve months are as follows (in millions):

2025	$87.9
2026	84.0
2027	70.6
2028	812.7
Thereafter	3.9
Known obligations above include $997.9 million in interest and principals payments on long-term debt obligations through 2028. In addition, our finance leases will require $7.3 million in interest and principal payments under current agreements through 2028. Operating lease obligations will require $53.9 million in payments beyond the next twelve months. Finally, we have a product supply agreement with a certain vendor that requires us to purchase a minimum quantity of inventory with variable pricing after 2024.
Sources and Uses of Cash and Related Trends
Working Capital
We carefully manage our working capital and operating expenses. As of December 31, 2023 and 2022, our working capital, including cash and cash equivalents, was $723.6 million, or 26.0% of net revenue, and $556.4 million, or 20.8% of net revenue, respectively. The increase in working capital year-over-year was driven primarily by cash and cash equivalents increasing $156.9 million resulting from increased profitability, less acquisition and stock repurchase activity and a $13.8 million decrease in inventories due to our supply chain getting closer to normalizing. These increases were partially offset by accounts receivable increasing $26.1 million resulting from higher net revenue as well as increased capital expenditures on property and equipment. We continue to look for opportunities to reduce our working capital as a percentage of net revenue.
The following table presents our cash flows (in millions):

	Years ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$340.2	$277.9	$138.3
Net cash used in investing activities	(103.4)	(158.7)	(278.4)
Net cash (used in) provided by financing activities	(79.9)	(223.1)	242.1
Cash Flows from Operating Activities
Our primary source of cash provided by operations is revenues generated from installing or selling building products and the resulting operating income generated by these revenues. Operating income is adjusted for certain non-cash items, and our cash flows from operations can be impacted by the timing of our cash collections on sales and collection of retainage amounts. Our primary uses of cash from operating activities include payments for installation materials, compensation costs, leases, income taxes and other general corporate expenditures included in net income. Net cash provided by operating activities increased from 2022 to 2023 primarily due to higher net income due to increased operating margins and cash source of $16.5 million due to the decrease in inventory as some supply chain issues subsided and normalized. These increases were partially offset by a $25.1 million increase in accounts receivable due to higher revenues.
Cash Flows from Investing Activities
Sources of cash from investing activities consist primarily of proceeds from the sales of property and equipment and, periodically, maturities from short term investments. Cash used in investing activities consists primarily of purchases of property and equipment, payments for acquisitions and, periodically, purchases of short term investments.
Net cash used by investing activities decreased from 2022 to 2023 primarily due to the decrease in payments for acquisitions. We completed eight acquisitions in both 2022 and 2023, but the average size of the acquisitions was larger in the year ended December 31, 2022. The amount of cash paid for an acquisition is dependent on various factors, including the size and determined value of the business being acquired. See Note 18, Business Combinations, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for more information regarding our business acquisitions in 2023, 2022 and 2021.

Additionally, total cash used to purchase property and equipment increased in 2023, and we expect to continue to support any increases in future net revenue through further capital expenditures. A majority of these capital expenditures were subsequently reimbursed via various vehicle and equipment notes payable, with related cash inflows shown in cash flows from financing activities.
Cash Flows from Financing Activities
Our sources of cash from financing activities consist of proceeds from the issuance of debt and new vehicle and equipment notes payable. Cash used in financing activities consists primarily of debt repayments, acquisition-related obligations, dividends and stock repurchases.
We had a net use of cash in financing activities in both 2023 and 2022 compared to a net inflow of cash in 2021 primarily due to the proceeds on our Term Loan received in 2021. We did not incur any such significant new borrowings during the year ended December 31, 2023. The decrease in cash used in financing activities in 2023 was primarily due to common stock repurchases decreasing to $6.3 million during the year ended December 31, 2023 from $137.6 million during the year ended December 31, 2022.
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
Credit Facilities
In February 2022, we amended and extended the term of our asset-based lending credit agreement (the "ABL Credit Agreement"). The ABL Credit Agreement increased the commitment under the asset-based lending credit facility (the "ABL Revolver") to $250 million from $200.0 million, and permits us to further increased the commitment amount up to $300.0 million. The amendment also extends the maturity date from September 26, 2024 to February 17, 2027. The ABL Revolver bears interest at either the base rate or the Secured Overnight Financing Rate ("Term SOFR"), at our election, plus a margin of 0.25% or 0.50% in the case of base rate loans or 1.25% or 1.50% for Term SOFR advances (in each case based on a measure of availability under the ABL Credit Agreement). The amendment also allows for modification of specified fees depend upon achieving certain sustainability targets, in addition to making other modifications to the ABL Credit Agreement. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of December 31, 2023 was $244.2 million.
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

In December 2021, we entered into a new $500 million, seven-year term loan facility due December 2028 (the “Term Loan”) under our credit agreement (the “Term Loan Agreement”), dated as of December 14, 2021 with Royal Bank of Canada as the administrative agent and collateral agent thereunder. In April 2023, the Term Loan was amended (the "First Amendment") to implement Term SOFR as the benchmark rate and includes a credit spread adjustment of 0.11%, 0.26% and 0.43% for interest periods of one month, three months and six months, respectively, and it is subject to the same floor as currently set forth in the Term Loan Agreement. In August 2023, we entered into the Second Amendment. The amended Term Loan effects a repricing of the interest rate margin applicable to the existing term loans thereunder from 2.25% to 2.00% that is added to Term SOFR plus the applicable credit spread adjustment. The Second Amendment also establishes an alternate base rate equal to the highest of (i) the federal funds rate plus 1/2 of 1.00%, (ii) the prime rate and (iii) the Term SOFR rate for an interest period of one month plus 1.00%. The Second Amendment also states that there will be a six-month protection provision during which a 1.00% premium would be charged in connection with certain repricing transactions.
As a result of the Second Amendment, the Term Loan amortizes in quarterly principal payments of $1.23 million, with any remaining unpaid balances due on the maturity date of December 14, 2028. As of December 31, 2023, we had $485.6 million, net of unamortized debt issuance costs, due on our Term Loan.
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
As of December 31, 2023, we were in compliance with all applicable covenants under the Term Loan Agreement, ABL Credit Agreement, and the Senior Notes.
Derivative Instruments
As of December 31, 2023, we had five total interest rate swaps including two forward interest rate swaps. For a summary of notional amounts, maturity dates and interest rates for each of these swaps, see Note 12, Derivatives and Hedging Activities, in Item 8, Financial Statements and Supplementary Data of this Form 10-K. Together, these five swaps serve to hedge $400.0 million of the variable cash flows on our variable rate Term Loan through maturity. The assets associated with the forward interest rate swap are included in other current and other non-current assets on the Consolidated Balance Sheets at their fair value amounts as described in Note 10, Fair Value Measurements, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Term SOFR is used as a reference rate for our Term Loan and our interest rate swap agreements we use to hedge our interest rate exposure. For more information on Derivatives, see Note 12, Derivatives and Hedging Activities, of this Form 10-K.
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
Total outstanding loan balances relating to our master loan and equipment agreements were $83.0 million and $73.0 million as of December 31, 2023 and 2022, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Consolidated Statements of Operations and Comprehensive Income. See Note 8, Long-term Debt, in Item 8, Financial Statements and Supplementary Data of this Form 10-K for more information regarding our Master Loan and Security Agreement, Master Equipment Lease Agreement and Master Loan Agreements.

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
The following table summarizes our outstanding bonds, letters of credit and cash-collateral (in millions):

As of December 31, 2023
Performance bonds	$99.5
Insurance letters of credit and cash collateral	67.2
Permit and license bonds	10.7
Total bonds and letters of credit	$177.4
We have $58.9 million included in our insurance letters of credit in the above table that are unsecured and therefore do not reduce total liquidity.
Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported using different assumptions or under different conditions. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. We believe the following critical accounting estimates require judgement and estimation in the preparation of our consolidated financial statements and to be fundamental to our results of operations. See Note 2, Significant Accounting Policies included in Item 8 of the Form 10-K for a summary of all of our significant accounting policies and their effect on our financial statements.
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
Goodwill Impairment
We performed an annual quantitative goodwill impairment test as of October 1, 2023 on our Distribution operating segment which we have determined is also a reporting unit. The estimate of the reporting unit’s fair value was determined by placing an 80% weighting on a discounted cash flow model and a 20% weighting on market-related model using current industry information that involve significant unobservable inputs (Level 3 inputs). Based on the results of this evaluation, we concluded that there were no impairments of goodwill as the estimated fair value exceeded its carrying value. The estimated fair value exceeded the Distribution operating segment's carrying value by 11.9%. A 100 basis point change in either the discount rate or residual growth rate, or both, utilized in our discounted cash flow model using our weighted system would not have resulted in an impairment for our Distribution operating segment, nor would any change in the weighting of each method. The estimates and assumptions used in the test are subject to uncertainty due to the professional judgments required.
We elected to perform an annual quantitative goodwill impairment test as of October 1, 2023 on our Installation and Distribution reporting units. Based on the results of these evaluations, we concluded that there were no impairments of goodwill as the estimated fair value significantly exceeded its carrying value. We also performed a qualitative evaluation for our Manufacturing reporting unit and determined that it was more likely than not that the fair value of this reporting unit exceeded its carrying value.
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
Insurance risks
We carry insurance policies for a number of risks, including, but not limited to, workers’ compensation, general liability, vehicle liability, property and our obligation for employee-related health care benefits. Most of our insurance policies contain an element for which we assume a significant portion of the risk by having high deductibles or a large cap on claims. For a description of our different insurance programs, see Note 2, Significant Accounting Policies in Item 8, Financial Statements and Supplementary Data in this Form 10-K.
Our largest healthcare plan is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Consolidated Balance Sheets and was $3.9 million and $3.8 million as of December 31, 2023 and 2022, respectively.
We participate in multiple workers’ compensation plans covering a significant portion of our business. Under these plans, we use a high deductible program to cover losses above the deductible amount on a per claim basis. We accrue for the estimated losses occurring from both asserted and unasserted claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of IBNR claims. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. These claims are accounted for based on actuarial estimates of the undiscounted claims, including IBNR. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. As of December 31, 2023 and 2022, we estimated total short-term and long-term known and IBNR claims for workers' compensation to be $26.5 million and $23.7 million, respectively. As of December 31, 2023 and 2022, offsets of these liabilities were $3.0 million and $2.3 million, respectively, with insurance receivables and indemnification assets for claims under fully insured policies or claims that exceeded the stop loss limit.
We also participate in a high retention general liability insurance program and a high deductible auto insurance program. As of December 31, 2023 and 2022, general liability and auto insurance reserves included in other current and long-term liabilities were $25.4 million and $25.0 million, respectively. As of December 31, 2023 and 2022, offsets of these liabilities were $1.8 million and $5.3 million, respectively, with insurance receivables and indemnification assets for claims under fully insured policies or claims that exceeded the stop loss limit.
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
We have not made any material changes in our methodology used to establish our insurance reserves during the years ended December 31, 2023 and 2022, and none of the adjustments to our estimates have been material.
Recent Accounting Pronouncements
For a description of recently issued and/or adopted accounting pronouncements, see Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of December 31, 2023, we had $485.6 million outstanding on the Term Loan, net of unamortized debt issuance costs, no outstanding borrowings on the ABL Revolver and no outstanding borrowings under finance leases subject to variable interest rates. We had three active interest rate swaps which, when combined with our two forward interest rate swaps, serve to hedge $400.0 million of the variable cash flows on our Term Loan until its maturity as of December 31, 2023. As a result, total variable rate debt of $90.0 million was exposed to market risks as of December 31, 2023. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $0.9 million. Our Senior Notes accrued interest at a fixed rate of 5.75%.
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
Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Installed Building Products, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Installed Building Products, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company’s evaluation of goodwill for impairment involves comparing the carrying value of each reporting unit to the estimated fair value of the reporting unit. The Company’s determination of estimated fair value of the reporting unit is determined by considering both the market approach and the income approach. The determination of the estimated fair value requires management to make significant estimates and assumptions related to the valuation of the reporting unit. Changes in these assumptions could have a significant impact on either the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. The Company’s consolidated goodwill balance was $398.8 million as of December 31, 2023, of which $89.2 million was allocated to the Distribution reporting unit, which is the reporting unit that exhibits significant sensitivity to changes in estimates and assumptions given the limited cushion between the carrying value and estimated fair value. As of December 31, 2023, the estimated fair value of the Distribution reporting unit exceeded its carrying value by approximately 11.9%.

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
•We assessed the reasonableness of management’s forecast by comparing the forecasted revenue growth rates and forecasted EBITDA information used in the Distribution reporting units historical results and internal communications to management and the board of directors, as well as comparing the forecasted revenue growth rates and EBITDA information to peer company and industry historical revenue growth rates and forecasts.
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
February 22, 2024
We have served as the Company’s auditor since 2013.

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	As of December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$386.5	$229.6
Accounts receivable (less allowance for credit losses of $11.2 and $9.5 at December 31, 2023 and 2022, respectively)	423.3	397.2
Inventories	162.8	176.6
Prepaid expenses and other current assets	97.4	81.0
Total current assets	1,070.0	884.4
Property and equipment, net	137.2	118.8
Operating lease right-of-use assets	78.1	76.2
Goodwill	398.8	373.6
Customer relationships, net	179.6	192.3
Other intangibles, net	89.1	91.1
Other non-current assets	28.5	42.5
Total assets	$1,981.3	$1,778.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$32.2	$31.0
Current maturities of operating lease obligations	28.3	26.1
Current maturities of finance lease obligations	2.7	2.5
Accounts payable	158.6	149.2
Accrued compensation	59.6	51.6
Other current liabilities	65.0	67.7
Total current liabilities	346.4	328.1
Long-term debt	835.1	830.2
Operating lease obligations	49.9	49.8
Finance lease obligations	6.6	6.4
Deferred income taxes	24.5	28.4
Other long-term liabilities	48.5	42.5
Total liabilities	1,311.0	1,285.4
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 33,587,701 and 33,429,557 issued and 28,367,338 and 28,306,482 shares outstanding at December 31, 2023 and 2022, respectively	0.3	0.3
Additional paid in capital	244.7	228.8
Retained earnings	693.8	513.1
Treasury stock; at cost: 5,220,363 and 5,123,075 shares at December 31, 2023 and 2022, respectively	(302.2)	(289.3)
Accumulated other comprehensive income	33.7	40.6
Total stockholders’ equity	670.3	493.5
Total liabilities and stockholders’ equity	$1,981.3	$1,778.9
See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except share and per share amounts)

	Years ended December 31,
	2023	2022	2021
Net revenue	$2,778.6	$2,669.8	$1,968.7
Cost of sales	1,847.9	1,842.0	1,379.2
Gross profit	930.7	827.8	589.5
Operating expenses
Selling	131.8	119.0	93.2
Administrative	385.3	335.7	272.4
Gains on acquisition earnouts	—	(16.1)	(1.1)
Amortization	44.5	43.8	37.1
Operating income	369.1	345.4	187.9
Other expense
Interest expense, net	37.0	41.6	32.8
Other (income) expense	(1.0)	0.5	(0.4)
Income before income taxes	333.1	303.3	155.5
Income tax provision	89.4	79.9	36.7
Net income	$243.7	$223.4	$118.8
Other comprehensive (loss) income, net of tax:
Net change in cash flow hedges, net of tax benefit (provision) of $2.5, $(14.4) and $(2.8) for the twelve months ended December 31, 2023, 2022 and 2021, respectively	(6.9)	40.8	8.5
Comprehensive income	$236.8	$264.2	$127.3
Earnings Per Share:
Basic	$8.65	$7.78	$4.04
Diluted	$8.61	$7.74	$4.01
Weighted average shares outstanding:
Basic	28,161,583	28,708,166	29,367,676
Diluted	28,306,313	28,869,501	29,628,527

Cash dividends declared per share	$2.22	$2.16	$1.20
See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share and per share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—January 1, 2021	33,141,879	$0.3	$199.8	$269.4	(3,518,607)	$(141.6)	$(8.7)	$319.2
Net income				118.8				118.8
Issuance of common stock awards to employees	125,550	—	—					—
Surrender of common stock awards					(46,651)	(5.6)		(5.6)
Share-based compensation expense			11.1					11.1
Share-based compensation issued to directors	4,230		0.5					0.5
Dividends Declared ($1.20 per share)				(35.7)				(35.7)
Net change in cash flow hedges, net of tax							8.5	8.5
BALANCE—January 1, 2022	33,271,659	$0.3	$211.4	$352.5	(3,565,258)	$(147.2)	$(0.2)	$416.8
Net income				223.4				223.4
Issuance of common stock awards to employees	112,389	—	—					—
Surrender of common stock awards					(55,183)	(4.5)		(4.5)
Share-based compensation expense			12.9					12.9
Share-based compensation issued to directors	6,305		0.5					0.5
Issuance of awards previously classified as liability awards	39,204		4.0					4.0
Dividends Declared ($2.16 per share)				(62.8)				(62.8)
Common stock repurchase					(1,502,634)	(137.6)		(137.6)
Net change in cash flow hedges, net of tax							40.8	40.8
BALANCE—January 1, 2023	33,429,557	$0.3	$228.8	$513.1	(5,123,075)	$(289.3)	$40.6	$493.5
Net income				243.7				243.7
Issuance of common stock awards to employees	151,606	—	—					—
Surrender of common stock awards					(54,802)	(6.6)		(6.6)
Share-based compensation expense			15.2					15.2
Share-based compensation issued to directors	6,538		0.7					0.7
Dividends Declared ($2.22 per share)				(63.0)				(63.0)
Common stock repurchase					(42,486)	(6.3)		(6.3)
Net change in cash flow hedges, net of tax							(6.9)	(6.9)
BALANCE—December 31, 2023	33,587,701	$0.3	$244.7	$693.8	(5,220,363)	$(302.2)	$33.7	$670.3

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$243.7	$223.4	$118.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	52.2	47.3	43.6
Amortization of operating lease right-of-use assets	29.0	26.6	22.3
Amortization of intangibles	44.5	43.8	37.1
Amortization of deferred financing costs and debt discount	1.9	1.9	1.4
Provision for credit losses	6.3	4.1	2.2
Write-off of debt issuance costs	0.9	—	1.8
Gain on sale of property and equipment	(1.9)	(1.4)	(1.8)
Noncash stock compensation	15.9	13.8	13.8
Gains on acquisition earnouts	—	(16.1)	(1.1)
Deferred income taxes	0.5	7.1	(0.4)
Other, net	(12.2)	(0.1)	3.2
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(25.1)	(76.5)	(16.8)
Inventories	16.5	(16.5)	(54.0)
Proceeds from termination of interest rate swap agreements	—	25.5	—
Other assets	(11.0)	(2.6)	(19.9)
Accounts payable	5.1	9.6	26.4
Income taxes receivable/payable	(5.7)	3.2	(4.5)
Other liabilities	(20.4)	(15.2)	(33.8)
Net cash provided by operating activities	340.2	277.9	138.3
Cash flows from investing activities
Purchases of investments	—	(344.4)	—
Maturities of short term investments	—	345.0	—
Purchases of property and equipment	(61.6)	(45.6)	(37.0)
Acquisitions of businesses, net of cash acquired of $—, $0.5 and $1.7 in 2023, 2022 and 2021, respectively	(59.6)	(113.5)	(241.3)
Proceeds from sale of property and equipment	2.7	2.0	2.7
Settlements with interest rate swap counterparties	16.7	4.0	—
Other, net	(1.6)	(6.2)	(2.8)
Net cash used in investing activities	$(103.4)	$(158.7)	$(278.4)

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	Years ended December 31,
	2023	2022	2021
Cash flows from financing activities
Proceeds from term loan (Note 8)	$—	$—	$500.0
Payments on term loan (Note 8)	(5.0)	(5.0)	(200.0)
Proceeds from vehicle and equipment notes payable	38.7	30.9	27.8
Debt issuance costs	(0.5)	(0.6)	(7.5)
Principal payments on long-term debt	(29.5)	(30.2)	(26.3)
Principal payments on finance lease obligations	(2.9)	(2.3)	(2.1)
Acquisition-related obligations	(4.7)	(11.1)	(8.9)
Dividends paid	(63.1)	(62.7)	(35.3)
Repurchase of common stock	(6.3)	(137.6)	—
Surrender of common stock awards by employees	(6.6)	(4.5)	(5.6)
Net cash (used in) provided by financing activities	(79.9)	(223.1)	242.1
Net change in cash and cash equivalents	156.9	(103.9)	102.0
Cash and cash equivalents at beginning of period	229.6	333.5	231.5
Cash and cash equivalents at end of period	$386.5	$229.6	$333.5
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$42.5	$40.3	$26.0
Income taxes, net of refunds	92.5	69.1	39.2
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease obligations	$30.7	$32.7	$38.1
Release of indemnification of acquisition-related debt	—	1.0	2.0
Property and equipment obtained in exchange for finance lease obligations	3.3	6.2	2.7
Seller obligations in connection with acquisition of businesses	9.3	27.0	29.2
Unpaid purchases of property and equipment included in accounts payable	3.1	0.9	0.4
See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION
Installed Building Products (“IBP”), a Delaware corporation formed on October 28, 2011, and its wholly-owned subsidiaries (collectively referred to as the “Company,” and “we,” “us” and “our”) primarily install insulation, waterproofing, fire-stopping, fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving and mirrors and other products for residential and commercial builders located in the continental United States. The Company operates in approximately 250 locations and its corporate office is located in Columbus, Ohio.
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
Reclassifications
In order to conform with the current year presentation, we reclassified $4.0 million of the financing component of interest rate swaps for the year ended December 31, 2022 from “Other, net” to “Settlements with interest rate swap counterparties” within the investing activities section of our Consolidated Statements of Cash Flows.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Retainage receivables represent the amount retained by our customers to ensure the quality of the installation and is received after satisfactory completion of each installation project. Management regularly reviews aging of retainage receivables and changes in payment trends and records an allowance when collection of amounts due are considered at risk. Amounts retained by project owners under construction contracts and included in accounts receivable were $65.2 million and $49.8 million as of December 31, 2023 and 2022, respectively. In addition, as of December 31, 2023 and 2022, $0.3 million and $1.0 million of long-term retainage receivables were recorded in other non-current assets, respectively.
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
Concentration of Credit Risk
Credit risk is our risk of financial loss from the non-performance of a contractual obligation on the part of our counterparty. Such risk arises principally from our receivables from customers and cash and bank balances. Substantially all of our trade accounts receivable are from entities engaged in residential and commercial construction. We perform periodic credit evaluations of our customers’ financial condition. The general credit risk of our counterparties is not considered to be significant. In addition, no individual customer made up more than 3% of accounts receivable or 5% of net revenue for the years ended December 31, 2023, 2022 and 2021.
Inventories
Inventories consist of insulation, waterproofing materials, fireproofing and fire-stopping materials, garage doors, rain gutters, window blinds, shower doors, mirrors, closet shelving and other products. We value inventory at each balance sheet date to ensure that it is carried at the lower of cost or net realizable value with cost determined using the first-in, first-out (“FIFO”) method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. As of December 31, 2023 and 2022, substantially all inventory was finished goods. Inventory provisions are recorded to reduce inventory to the lower of cost or net realizable value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage, and specific identification of items such as product discontinuance, engineering/material changes, or regulatory-related changes.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. We provide for depreciation and amortization of property and equipment using the straight-line method over the expected useful lives of the assets. Expected useful lives of property and equipment vary but generally are the shorter of lease life or five years for vehicles and leasehold improvements, three to five years for furniture, fixtures and equipment and 30 years for buildings. Leasehold improvements under a common control arrangement are amortized over the useful life of the asset, regardless of the lease term.
Major renewals and improvements are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We review long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair net realizable value less cost to sell at the date management commits to a plan of disposal. There was no impairment loss for the years ended December 31, 2023, 2022, and 2021.
Other Liabilities
Our workers’ compensation insurance program, for a significant portion of our business, is considered a high deductible program whereby we are responsible for the cost of claims under approximately $0.8 million. Our general liability insurance program is considered a high retention program whereby we are responsible for the cost of claims up to approximately $5.0 million, subject to an aggregate cap of $10.0 million. Our vehicle liability insurance program is considered a high deductible program whereby we are responsible for the cost of claims under approximately $1.0 million. In each case, if we do not pay these claims, our insurance carriers are required to make these payments to the claimants on our behalf. The liabilities represent our best estimate of our costs, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through December 31, 2023 and 2022. We establish case reserves for reported claims using case-basis evaluation of the underlying claims data and we update as information becomes known. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Treasury Stock
Repurchases of our common stock are recorded at cost and classified as Treasury Stock on our Consolidated Balance Sheets. As of December 31, 2023, we have not re-issued any of our treasury stock, but may do so periodically.
Advertising Costs
Advertising costs are generally expensed as incurred. Advertising expense was approximately $5.6 million, $4.9 million, and $4.6 million for the years ended December 31, 2023 2022 and 2021, respectively. These costs are included in selling expense on the Consolidated Statements of Operations and Comprehensive Income.
Deferred Financing Costs
Deferred financing costs and debt issuance costs combined, totaling $7.9 million and $10.2 million, net of accumulated amortization as of December 31, 2023 and 2022, respectively, are amortized over the term of the related debt on a straight-line basis which approximates the effective interest method. The deferred financing costs are included in other non-current assets while the debt issuance costs are included in long-term debt on the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively. The related amortization expense of these costs combined was $1.9 million, $1.9 million and $1.4 million and is included in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, respectively.
We wrote off $0.5 million and $0.2 million in previously capitalized loan costs during the years ended December 31, 2023 and 2021, respectively. In addition, we expensed loan costs of approximately $0.4 million and $1.6 million for the years ended December 31, 2023 and 2021, respectively, associated with our credit facilities because they did not meet the requirements for capitalization. We had no such write offs or expenses during the year ended December 31, 2022. These amounts are included in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income. We also had $0.1 million and $0.7 million in new costs associated with the debt-related financing transactions incurred during the years ended December 31, 2023 and 2022.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share-Based Compensation
In May 2023, our stockholders approved a new 2023 Omnibus Incentive Plan which became effective on May 26, 2023. All future awards as of this date will be granted under the new plan, and awards granted previously under the 2014 Omnibus Incentive Plan will not be modified or impacted by this adoption. For additional information on our share-based compensation, see Note 14, Employee Benefits.
Our share-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of our stockholders. Restricted stock awards are periodically granted to certain employees, officers and non-employee members of our board of directors under the stockholder-approved 2023 Omnibus Incentive Plan.
Certain of our stock awards are deemed to be equity-based with a service condition and do not contain a market or performance condition with the exception of performance-based awards granted to certain officers and performance-based stock units. Fair value of the non-performance-based awards to employees and officers is measured at the grant date and amortized to expense over the vesting period of the awards using the straight-line attribution method for all service-based awards with a graded vesting feature. This fair value is reduced by assumed forfeitures and adjusted for actual forfeitures until vesting. We also issue performance-based stock awards to certain officers under our 2023 Omnibus Incentive Plan. The performance-based compensation expense is recorded over the requisite service period using the graded-vesting method for the entire award. Performance-based stock awards are accounted for at fair value at date of grant. We also periodically grant performance-based stock units to certain employees under the stockholder-approved 2023 Omnibus Incentive Plan. These units convert to shares upon meeting time- and performance-based requirements.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
This pronouncement amends Topic 805 to require an acquirer to account for revenue contracts in a business combination in accordance with Topic 606 as if the acquirer had originated the contracts. The Company adopted and applied the guidance as prescribe by this ASU to business combinations that occurred after the effective date. This did not materially affect our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
We are currently evaluating the impact of certain ASUs on our Consolidated Financial Statements or Notes to Consolidated Financial Statements, which are described below:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2023-01 “Leases” (Topic 842): Accounting for leasehold improvements associated with common control leases.	This pronouncement amends Topic 842 to require all entities to amortize leasehold improvements associated with common control leases over the useful life to the common group.	Effective for fiscal years beginning after December 15, 2023. Early adoption is permitted.	The Company will adopt and apply the guidance as prescribe by this ASU to future leasehold improvements associated with common control leases that occur after the effective date. We do not anticipate this ASU will materially affect our consolidated financial statements.
ASU 2023-07 "Segment Reporting" (Topic 280): Improvements to Reportable Segment Disclosures.	This pronouncement amends Topic 280 to require all entities to disclose, on an annual and interim basis, significant segment expenses and an amount for other segment items by reportable segment.	Effective for fiscal years beginning after December 15, 2023. Early adoption is permitted.	The Company will adopt and apply the guidance as prescribe by this ASU to segment reporting that occur after the effective date. We do not anticipate this ASU will materially affect our consolidated financial statements.
ASU 2023-09 "Income Taxes" (Topic 740): Improvements to Income Tax Disclosures.	This pronouncement amends Topic 280 to require all entities to disclose specific categories in the rate reconciliation, income taxes paid, and other income tax information.	Effective for annual periods beginning after December 15, 2024. Early adoption is permitted.	The Company will adopt and apply the guidance as prescribe by this ASU to income tax disclosures occur after the effective date. We are currently assessing the impact of the adoption on our consolidated financial information.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – REVENUE RECOGNITION
We disaggregate our revenue from contracts with customers for our Installation segment by end market and product, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Revenues for the Other category are presented net of intercompany sales in the tables below. The following tables present our net revenues disaggregated by end market and product (in millions):

	Years ended December 31,
	2023		2022		2021
Residential new construction	$1,999.4	72%	$1,980.3	74%	$1,488.7	76%
Repair and remodel	159.0	6%	151.8	6%	121.6	6%
Commercial	447.2	16%	381.5	14%	331.2	17%
Net revenue, Installation	$2,605.6	94%	$2,513.6	94%	$1,941.5	99%
Other (1)	173.0	6%	156.2	6%	27.2	1%
Net revenue, as reported	$2,778.6	100%	$2,669.8	100%	$1,968.7	100%

	Years ended December 31,
	2023		2022		2021
Insulation	$1,666.0	60%	$1,611.1	61%	$1,235.6	63%
Shower doors, shelving and mirrors	191.5	7%	173.0	7%	138.8	7%
Garage doors	168.5	6%	168.8	6%	108.7	6%
Waterproofing	133.3	5%	124.8	5%	130.9	6%
Rain gutters	119.0	4%	114.0	4%	86.4	4%
Fireproofing/firestopping	73.7	3%	63.5	2%	59.4	3%
Window blinds	65.2	2%	61.3	2%	50.2	3%
Other building products	188.4	7%	197.1	7%	131.5	7%
Net revenues, Installation	$2,605.6	94%	$2,513.6	94%	$1,941.5	99%
Other (1)	173.0	6%	156.2	6%	27.2	1%
Net revenue, as reported	$2,778.6	100%	$2,669.8	100%	$1,968.7	100%
(1) Net revenue for distribution and manufacturing operations are included in the Other category for all periods presented.
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
Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in millions):

	As of December 31,
	2023	2022
Contract assets	$31.7	$29.4
Contract liabilities	(19.0)	(18.9)

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Uncompleted contracts were as follows (in millions):

	As of December 31,
	2023	2022
Costs incurred on uncompleted contracts	$268.9	$273.8
Estimated earnings	124.4	114.8
Total	393.3	388.6
Less: Billings to date	371.7	368.0
Net under billings	$21.6	$20.6
Net under billings were as follows (in millions):

	As of December 31,
	2023	2022
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$31.7	$29.4
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(10.1)	(8.8)
Net under billings	$21.6	$20.6
The difference between contract assets and contract liabilities as of December 31, 2023 compared to December 31, 2022 is primarily the result of timing differences between our performance of obligations under contracts and customer payments and billings. During the year ended December 31, 2023, we recognized $17.9 million of revenue that was included in the contract liability balance at December 31, 2022. We did not recognize any impairment losses on our receivables and contract assets during the years ended December 31, 2023, 2022 and 2021.
Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $115.7 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

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
Changes in our allowance for credit losses were as follows (in millions):

January 1, 2021	$8.8
Current period provision	2.2
Recoveries collected and additions	0.6
Amounts written off	(2.9)
December 31, 2021	$8.7
Current period provision	4.1
Recoveries collected and additions	0.3
Amounts written off	(3.6)
December 31, 2022	$9.5
Current period provision	6.3
Recoveries collected and additions	0.5
Amounts written off	(5.1)
December 31, 2023	$11.2

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – CASH AND CASH EQUIVALENTS
Cash and cash equivalents include highly liquid instruments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase. These cash equivalents amounted to $344.8 million and $191.9 million as of December 31, 2023 and 2022, respectively. See Note 10, Fair Value Measurements, for additional information.
NOTE 6 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in millions):

	As of December 31,
	2023	2022
Land	$0.1	$0.1
Buildings	3.9	3.9
Leasehold improvements	13.8	12.6
Furniture, fixtures and equipment	87.4	74.2
Vehicles and equipment	328.5	287.3
	433.7	378.1
Less: accumulated depreciation and amortization	(296.5)	(259.3)
	$137.2	$118.8
We recorded the following depreciation and amortization expense on our property and equipment, by income statement category (in millions):

	Years ended December 31,
	2023	2022	2021
Cost of sales	$49.2	$44.4	$41.0
Administrative	3.0	2.9	2.6
NOTE 7 – GOODWILL AND INTANGIBLES
Goodwill
The change in carrying amount of goodwill by reporting segment for the year ended December 31, 2022 was as follows (in millions):

	Installation	Other	Consolidated
Goodwill (gross) - January 1, 2022	$331.8	$60.7	$392.5
Business combinations	21.7	27.6	49.3
Other adjustments	1.8	—	1.8
Goodwill (gross) - December 31, 2022	355.3	88.3	443.6
Accumulated impairment losses	(70.0)	—	(70.0)
Goodwill (net) - December 31, 2022	$285.3	$88.3	$373.6

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The change in carrying amount of goodwill by reporting segment for the year ended December 31, 2023 was as follows (in millions):

	Installation	Other	Consolidated
Goodwill (gross) - January 1, 2023	$355.3	$88.3	$443.6
Business combinations	20.8	—	20.8
Other adjustments	(0.9)	5.3	4.4
Goodwill (gross) - December 31, 2023	375.2	93.6	468.8
Accumulated impairment losses	(70.0)	—	(70.0)
Goodwill (net) - December 31, 2023	$305.2	$93.6	$398.8
Other adjustments in the above table for the year ended December 31, 2023 for the Other category primarily include measurement period adjustments associated with a tax election that resulted in a $4.5 million change in purchase price for a 2022 acquisition.
Other adjustments for the Installation segment included in the above table for the year ended December 31, 2022 include an adjustment to a prior year acquisition still within its measurement period of approximately $1.6 million. We also made other minor adjustments for the allocation of certain acquisitions still under measurement which are included as other additions in the above table for the Installation segment for the years ended December 31, 2023 and 2022. For additional information regarding changes to goodwill resulting from acquisitions, see Note 18, Business Combinations.
On October 1, 2023, our measurement date, we tested goodwill for impairment by reporting unit. We have the option to either assess goodwill for impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value is less than its carrying value, or to bypass the qualitative evaluation and perform a quantitative assessment. For the Manufacturing reporting unit, we performed a qualitative assessment in conformity with generally accepted accounting principles and determined that no impairment of goodwill was required. For our Installation and Distribution reporting units, we elected to perform individual quantitative assessments. These assessments approximated the fair value of the Installation and Distribution reporting units by weighting a discounted cash flow model and a market-related model in consultation with an external valuation expert. Upon comparison of the calculated fair value to the carrying value of the reporting units, it was determined no impairment of goodwill needed to be recognized for the year ended December 31, 2023. In addition, no impairment of goodwill was recognized for the years ended December 31, 2022 or 2021. Accumulated impairment losses included within the above table were incurred over multiple periods, with the latest impairment charge being recorded during the year ended December 31, 2010. These accumulated losses were assigned to our Installation reporting unit.
Intangibles, net
The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in millions):

	As of December 31,
	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$357.4	$177.8	$179.6	$338.0	$145.7	$192.3
Covenants not-to-compete	32.1	23.7	8.4	30.9	20.1	10.8
Trademarks and tradenames	128.0	47.4	80.6	119.6	39.6	80.0
Backlog	21.6	21.5	0.1	20.8	20.5	0.3
Total intangibles	$539.1	$270.4	$268.7	$509.3	$225.9	$283.4
We recorded no intangible asset impairment loss for the years ended December 31, 2023, 2022 and 2021.
The gross carrying amount of intangibles increased approximately $29.8 million and $62.8 million during the years ended December 31, 2023 and 2022, respectively. Intangibles associated with business combinations accounted for approximately

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$29.7 million and $65.1 million of the increases during the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2022, there was a measurement period adjustment for a prior year acquisition that decreased gross intangibles by $3.0 million. For more information, see Note 18, Business Combinations. Amortization expense on intangible assets totaled approximately $44.5 million, $43.8 million, and $37.1 million during the years ended December 31, 2023, 2022 and 2021, respectively. Remaining estimated aggregate annual amortization expense is as follows (in millions):

2024	$40.9
2025	35.4
2026	31.4
2027	27.1
2028	23.7
Thereafter	110.2
NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following (in millions):

	As of December 31,
	2023	2022
Senior Notes due 2028, net of unamortized debt issuance costs of $2.5 and $3.0, respectively	$297.5	$297.0
Term loan, net of unamortized debt issuance costs of $4.4 and $5.8, respectively	485.6	489.2
Vehicle and equipment notes, maturing through December 2028; payable in various monthly installments, including interest rates ranging from 1.9% to 7.3%	83.0	73.0
Note payable, maturing April 2025; payable in annual installments, including interest rate at 5.0%	1.2	2.0
	867.3	861.2
Less: current maturities	(32.2)	(31.0)
Long-term debt, less current maturities	$835.1	$830.2
Remaining required repayments of debt principal, gross of unamortized debt issuance costs, as of December 31, 2023 are as follows (in millions):

2024	$32.2
2025	26.8
2026	22.3
2027	17.5
2028	775.4
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credit Facilities
In February 2022, we amended and extended the term of our asset-based lending credit agreement (the "ABL Credit Agreement"). The ABL Credit Agreement increased the commitment under the asset-based lending credit facility (the "ABL Revolver") to $250 million from $200.0 million, and permits us to further increase the commitment amount up to $300.0 million. The amendment also extends the maturity date from September 26, 2024 to February 17, 2027. The ABL Revolver bears interest at either the base rate or the Secured Overnight Financing Rate ("Term SOFR"), at our election, plus a margin of 0.25% or 0.50% in the case of base rate loans or 1.25% or 1.50% for Term SOFR advances (in each case based on a measure of availability under the ABL Credit Agreement). The amendment also allows for modification of specified fees dependent upon achieving certain sustainability targets, in addition to making other modifications to the ABL Credit Agreement. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of December 31, 2023 was $244.2 million.
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
The ABL Credit Agreement contains a financial covenant requiring the satisfaction of a minimum of fixed charge coverage ratio of 1.0x in the event that we do not meet a minimum measure of availability under the ABL Revolver. The ABL Credit Agreement and the Term Loan Agreement (as defined below) contain restrictive covenants that, among other things, limit the ability of the Company and certain of our subsidiaries (subject to certain exceptions) to: (i) incur additional debt and issue preferred stock; (ii) pay dividends on, redeem or repurchase stock in an aggregate amount exceeding the greater of 2.0% of market capitalization per fiscal year or certain applicable restricted payment basket amounts; (iii) prepay subordinated debt; (iv) create liens; (v) make specified types of investments; (vi) apply net proceeds from certain asset sales; (vii) engage in transactions with affiliates; (viii) merge, consolidate or sell substantially all of our assets; and (ix) pay dividends and make other distributions from subsidiaries.
In December 2021, we entered into a new $500 million, seven-year term loan facility due December 2028 (the “Term Loan”) under our credit agreement (the “Term Loan Agreement”), dated as of December 14, 2021 with Royal Bank of Canada as the administrative agent and collateral agent thereunder. In April 2023, the Term Loan was amended (the "First Amendment") to implement Term SOFR as the benchmark rate and includes a credit spread adjustment of 0.11%, 0.26% and 0.43% for interest periods of one month, three months and six months, respectively, and it is subject to the same floor as currently set forth in the Term Loan Agreement. In August 2023, we amended our Term Loan ("the Second Amendment"). The amended Term Loan effects a repricing of the interest rate margin applicable to the existing term loans thereunder from 2.25% to 2.00% that is added to Term SOFR plus the applicable credit spread adjustment. The Second Amendment also establishes an alternate base rate equal to the highest of (i) the federal funds rate plus 1/2 of 1.00%, (ii) the prime rate and (iii) the Term SOFR rate for an interest period of one month plus 1.00%. The Second Amendment also states that there will be a six-month protection provision during which a 1.00% premium would be charged in connection with certain repricing transactions.
As a result of the Second Amendment, the Term Loan amortizes in quarterly principal payments of $1.23 million, with any remaining unpaid balances due on the maturity date of December 14, 2028. As of December 31, 2023, we had $485.6 million, net of unamortized debt issuance costs, due on our Term Loan.
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
Total outstanding loan balances relating to our master loan and equipment agreements were $83.0 million and $73.0 million as of December 31, 2023 and 2022, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Consolidated Statements of Operations and Comprehensive Income.
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
The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheet:

(in millions)	Classification	As of December 31,
		2023	2022
Assets
Non-Current
Operating	Operating lease right-of-use assets	$78.1	$76.2
Finance	Property and equipment, net	9.1	8.9
Total lease assets		$87.2	$85.1
Liabilities
Current
Operating	Current maturities of operating lease obligations	$28.3	$26.1
Financing	Current maturities of finance lease obligations	2.7	2.5
Non-Current
Operating	Operating lease obligations	49.9	49.8
Financing	Finance lease obligations	6.6	6.4
Total lease liabilities		$87.5	$84.8

Weighted-average remaining lease term
Operating leases	3.6 years	4.0 years
Finance leases	3.5 years	3.6 years
Weighted-average discount rate
Operating leases	5.23%	4.41%
Finance leases	6.91%	5.76%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease Costs
The table below presents certain information related to the lease costs for finance and operating leases during 2023, 2022 and 2021:

		Years ended December 31,
(in millions)	Classification	2023	2022	2021
Operating lease cost (1)	Administrative	$38.2	$33.2	$27.4
Finance lease cost
Amortization of leased assets (2)	Cost of sales	3.7	3.2	3.1
Interest on finance lease obligations	Interest expense, net	0.6	0.3	0.2
Total lease costs		$42.5	$36.7	$30.7

(1)Includes variable lease costs of $4.7 million, $3.7 million and $3.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, and short-term lease costs of $1.3 million for December 31, 2023 and $1.1 million for the years ended December 31, 2022 and 2021, respectively.
(2)Includes variable lease costs of $0.7 million for each of the three years ended December 31, 2023, 2022 and 2021, respectively.
Other Information
The table below presents supplemental cash flow information related to leases during 2023, 2022 and 2021:

	Years ended December 31,
(in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$31.6	$27.7	$22.9
Operating cash flows for finance leases	0.6	0.3	0.2
Financing cash flows for finance leases	2.9	2.3	2.1
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Consolidated Balance Sheet as of December 31, 2023:

	Finance Leases	Operating Leases
(in millions)		Related Party	Other	Total Operating
2024	$3.2	$1.0	$30.3	$31.3
2025	2.9	0.9	21.8	22.7
2026	2.5	—	15.5	15.5
2027	1.6	—	8.2	8.2
2028	0.3	—	3.6	3.6
Thereafter	—	—	3.9	3.9
Total minimum lease payments	10.5	$1.9	$83.3	85.2
Less: Amounts representing interest	(1.2)			(7.0)
Present value of future minimum lease payments	9.3			78.2
Less: Current obligation under leases	(2.7)			(28.3)
Long-term lease obligations	$6.6			$49.9

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
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of December 31, 2023 and 2022 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During each of the years ended December 31, 2023, 2022 and 2021, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.
Estimated Fair Value of Financial Instruments
Accounts receivable, accounts payable and accrued liabilities as of December 31, 2023 and 2022 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of certain long-term debt, including the Term Loan and ABL Revolver as of December 31, 2023 and 2022, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of our operating lease right-of-use assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of December 31, 2023 and 2022. All debt classifications represent Level 2 fair value measurements. Derivative financial instruments are measured at fair value based on observable market information and appropriate valuation methods.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of financial assets and liabilities that are recorded at fair value in the Consolidated Balance Sheets and not described above were as follows (in millions):

	As of December 31, 2023				As of December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$344.8	$344.8	$—	$—	$191.9	$191.9	$—	$—
Derivative financial instruments	24.9	—	24.9	—	38.7	—	38.7	—
Total financial assets	$369.7	$344.8	$24.9	$—	$230.6	$191.9	$38.7	$—
Financial liabilities:
Contingent consideration	$0.4	$—	$—	$0.4	$1.9	$—	$—	$1.9
See Note 5, Cash and Cash Equivalents, for more information on cash equivalents included in the table above. Also see Note 12, Derivatives and Hedging Activities, for more information on derivative financial instruments.
The change in fair value of the contingent consideration (a Level 3 input) was as follows (in millions):

Contingent consideration liability—January 1, 2023	$1.9
Preliminary purchase price	0.4
Fair value adjustments	(0.1)
Accretion in value	0.2
Amounts paid to sellers	(2.0)
Contingent consideration liability—December 31, 2023	$0.4
The accretion in value of contingent consideration liabilities is included within administrative expenses on the Consolidated Statement of Operations and Comprehensive Income.
The carrying values and associated fair values of financial assets and liabilities that are not recorded at fair value in the Consolidated Balance Sheets and not described above include our Senior Notes. To estimate fair value of our Senior Notes, we utilized third-party quotes which are derived all or in part from model prices, external sources or market prices. The Senior Notes represent a Level 2 fair value measurement and are as follows (in millions):

	As of December 31, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes (1)	$300.0	$296.2	$300.0	$271.0

(1) Excludes the impact of unamortized debt issuance costs.
See Note 8, Long-term Debt, for more information on our Senior Notes.
NOTE 11 - INFORMATION ON SEGMENTS
Our Chief Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), reviews financial information of our three operating segments consisting of Installation, Distribution and Manufacturing for the purpose of assessing business performance, managing the business and allocating resources.
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
The Other category reported below reflects the operations of our two remaining operating segments, Distribution and Manufacturing, which do not meet the quantitative thresholds for separate reporting. Our Distribution operating segment

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
includes our distribution businesses that sell insulation, gutters and accessories primarily to installers of these products who operate in multiple end markets. Our Manufacturing operating segment consists of our cellulose insulation manufacturing operation. In addition to sales of cellulose insulation, revenues from this operating segment consist of sales of asphalt and industrial fibers to distributors and installers of these products.
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
The key metrics used by our CODM to assess performance, review results and allocate resources of our operating segments are revenue and segment gross profit. We define segment gross profit as revenue less cost of sales, excluding depreciation and amortization. We do not report total assets, depreciation and amortization expenses included in reported cost of sales, operating expenses or other expense, net by segment because our CODM does not regularly receive or use this information. The following tables represent our segment information for the years ended December 31, 2023, 2022 and 2021 (in millions):

	Year ended December 31, 2023
	Installation	Other	Eliminations	Consolidated
Revenue	$2,605.6	$182.0	$(9.0)	$2,778.6
Cost of sales (1)	1,674.7	130.7	(6.7)	1,798.7
Segment gross profit	$930.9	$51.3	$(2.3)	$979.9
Segment gross profit percentage	35.7%	28.2%	25.6%	35.3%

	Year ended December 31, 2022
	Installation	Other	Eliminations	Consolidated
Revenue	$2,513.6	$162.4	$(6.2)	$2,669.8
Cost of sales (1)	1,678.8	123.7	(4.9)	1,797.6
Segment gross profit	$834.8	$38.7	$(1.3)	$872.2
Segment gross profit percentage	33.2%	23.8%	21.5%	32.7%

	Year ended December 31, 2021
	Installation	Other	Eliminations	Consolidated
Revenue	$1,941.5	$29.3	$(2.1)	$1,968.7
Cost of sales (1)	1,317.7	22.2	(1.7)	1,338.2
Segment gross profit	$623.8	$7.1	$(0.4)	$630.5
Segment gross profit percentage	32.1%	24.5%	23.6%	32.0%
(1)Cost of sales included in segment gross profit is exclusive of depreciation and amortization for the years ended December 31, 2023, 2022 and 2021.
The reconciliation between consolidated segment gross profit for each period as shown in the tables above to consolidated income before income taxes is as follows (in millions):

	Years ended December 31,
	2023	2022	2021
Segment gross profit - Consolidated	$979.9	$872.2	$630.5
Depreciation and amortization (1)	49.2	44.4	41.0
Gross profit, as reported	930.7	827.8	589.5
Operating expenses	561.6	482.4	401.6
Operating income	369.1	345.4	187.9
Other expense, net	36.0	42.1	32.4
Income before income taxes	$333.1	$303.3	$155.5
(1)Cost of sales included in segment gross profit is exclusive of depreciation and amortization for the years ended December 31, 2023, 2022 and 2021.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Cash Flow Hedges of Interest Rate Risk
Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the year ended December 31, 2023, we used interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of December 31, 2023, we have not posted any collateral related to these agreements.
In April 2023, we amended the reference rates on our active and forward interest swaps from 1-month LIBOR to 1-month SOFR. We continue to account for these agreements as cash flow hedges under the expedients allowed in ASC Topic 848 for this type of amendment.
As of December 31, 2023, we had the following interest rate swap derivatives (notional amount in millions):

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
In July 2022, we amended the maturity date of each of our three active interest rate swaps to December 31, 2025 with other terms remaining unchanged. The remaining unrealized gains will be amortized as a decrease to interest expense, net through the original maturity dates of April 15, 2030 and December 15, 2028. For the years ended December 31, 2023 and 2022, we amortized $7.1 million and $3.4 million, respectively, of the unrealized gains as a decrease to interest expense, net.
The amended swaps included off-market terms at inception. This other-than-insignificant financing element will be amortized as an increase to interest expense, net through the December 31, 2025 maturity date of the amended swaps. For the years ended December 31, 2023 and 2022, we amortized $7.4 million and $3.6 million, respectively, of the financing element as an increase to interest expense, net. Future net cash settlements with interest rate counterparties are recognized through cash flows from investing activities in the Consolidated Statements of Cash Flows due to the other-than-insignificant financing element.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Also in July 2022, we entered into two forward interest rate swaps. As of December 31, 2023, these two forward interest rate swaps, combined with our three amended swaps, serve to hedge $400.0 million of the variable cash flows on our variable rate Term Loan through maturity. The assets associated with these interest rate swaps are included in other current assets and other non-current assets on the Consolidated Balance Sheets at their fair value amounts as described in Note 10, Fair Value Measurements.
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in other comprehensive (loss) income, net of tax on the Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive income on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We had no such changes during the years ended December 31, 2023 and 2022.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt, and as our terminated and amended swaps are amortized. Over the next twelve months, we estimate that an additional $10.4 million will be reclassified as a decrease to interest expense, net.
The following table summarizes amounts recorded to interest expense, net included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to our interest rate swaps (in millions):

	As of December 31,
	2023	2022	2021
(Benefit) expense associated with swap net settlements	$(16.7)	$(3.1)	$0.4
Expense associated with amortization of amended/terminated swaps	4.5	3.9	3.2
The year over year changes from December 31, 2022 to December 31, 2023 above were a result of higher market interest rates which increased the benefit received from swap counterparties.
NOTE 13 – STOCKHOLDERS’ EQUITY
Accumulated other comprehensive income (loss)
The change in accumulated other comprehensive income (loss) related to our interest rate derivatives, net of taxes, was as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Accumulated gain (loss) at beginning of period	$40.6	$(0.2)	$(8.7)
Unrealized (loss) gain in fair value of interest rate derivatives	(10.2)	37.9	6.1
Reclassification of realized net losses to earnings	3.3	2.9	2.4
Accumulated gain (loss) at end of period	$33.7	$40.6	$(0.2)
The reclassifications of realized net losses to earnings in the above table are recorded within interest expense, net.
Share repurchases
On February 22, 2023, our board of directors authorized a stock repurchase program that allows for the repurchase of up to $200.0 million of our outstanding common stock. This program replaced the previous program and is in effect through March 1, 2024. During the year ended December 31, 2023, we repurchased approximately 42.5 thousand shares of our common stock with an aggregate price of approximately $6.3 million, or $147.58 average price per share. As of December 31, 2023, we had $193.7 million remaining on the stock repurchase program. During the year ended December 31, 2022 we repurchased 1.5 million shares of our outstanding common stock under our previous stock repurchase program with an aggregate price of approximately $137.6 million, or $91.54 average price per share. The effect of these treasury shares in reducing the number of common shares outstanding is reflected in our earnings per share calculation.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On February 22, 2024, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $300.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2025.
Dividends
During the year ended December 31, 2023, we declared and paid the following cash dividends (amount declared and amount paid in millions):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/22/2023	3/15/2023	3/31/2023	$0.90	$25.5	$25.3
2/22/2023	3/15/2023	3/31/2023	0.33	9.4	9.3
5/5/2023	6/15/2023	6/30/2023	0.33	9.4	9.3
08/02/2023	9/15/2023	9/30/2023	0.33	9.4	9.3
11/08/2023	12/15/2023	12/31/2023	0.33	9.4	9.3
During the year ended December 31, 2022, we declared and paid the following cash dividends (amount declared and amount paid in millions):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/24/2022	3/15/2022	3/31/2022	$0.90	$26.6	$26.2
2/24/2022	3/15/2022	3/31/2022	0.315	9.3	9.2
5/5/2022	6/15/2022	6/30/2022	0.315	9.1	9.0
08/04/2022	9/15/2022	9/30/2022	0.315	9.0	8.9
11/03/2022	12/15/2022	12/31/2022	0.315	8.9	8.8
The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of restricted stock awards and performance share awards, which accrue dividend equivalent rights that are paid when the award vests. During the year ended December 31, 2023, we also paid $0.6 million in accrued dividends not included in the table above related to the vesting of these awards. The payment of future dividends will be at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, results of operations, contractual restrictions, legal requirements, and other factors deemed relevant by our board of directors.
Our credit facilities place restrictions on the amount of dividends and stock repurchases we can make during a fiscal year. See Note 8, Long-term Debt, for more information.
NOTE 14 – EMPLOYEE BENEFITS
Healthcare
We participate in multiple healthcare plans, the largest of which is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. Our healthcare benefit expense (net of employee contributions) was approximately $34.7 million, $30.3 million and $28.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, for all plans. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Consolidated Balance Sheets and was $3.9 million and $3.8 million as of December 31, 2023 and 2022, respectively.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
estimates of the undiscounted claims, including IBNR. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals.
Workers’ compensation expense totaled $20.9 million, $19.1 million and $17.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in cost of sales on the Consolidated Statements of Operations and Comprehensive Income.
Workers’ compensation known claims and IBNR reserves included on the Consolidated Balance Sheets were as follows (in millions):

	As of December 31,
	2023	2022
Included in other current liabilities	$9.5	$10.0
Included in other long-term liabilities	17.0	13.7
	$26.5	$23.7

We also had an insurance receivable for claims that exceeded the stop loss limit for fully insured policies included on the Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in millions):

	As of December 31,
	2023	2022
Included in other non-current assets	$3.0	$2.3
Retirement Plans
We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. During the years ended December 31, 2023, 2022 and 2021, we recognized 401(k) plan expenses of $3.2 million, $2.9 million and $2.5 million, respectively, which is included in administrative expenses on the accompanying Consolidated Statements of Operations and Comprehensive Income.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our contributions to multiemployer pension and health and welfare benefit plans were as follows (in millions):

	Years ended December 31,
	2023	2022	2021
Pension plans	$3.6	$2.9	$2.8
Health & welfare plans	3.7	3.1	2.9
Total contributions	$7.3	$6.0	$5.7
The increase in contributions for the year ended December 31, 2023 was primarily driven by an increase in hours worked by union employees. We did not acquire any businesses with union employees in the year-ended December 31, 2023.
Share-Based Compensation
Common Stock Awards
We periodically grant shares of our common stock under our 2023 Omnibus Incentive Plan, which was effective May 26, 2023, and previously under our 2014 Omnibus Incentive Plan to non-employee members of our board of directors and our employees. During the years ended December 31, 2023, 2022 and 2021, we granted approximately seven thousand, six thousand and four thousand shares of restricted stock, respectively, to non-employee members of our board of directors. Substantially all of the stock will vest over a one-year service period.
In addition, we granted approximately 0.1 million shares of our common stock to employees in each of the years ended December 31, 2023, 2022 and 2021. Substantially all of the stock will vest in three equal installments (rounded to the nearest whole share) annually over a three-year service period.
Employees - Performance-Based Stock Awards
We periodically grant nonvested stock awards subject to performance-based vesting conditions to certain officers. During the year ended December 31, 2023, we issued approximately 61 thousand shares of our common stock which vest in two equal installments on each of April 20, 2024 and April 20, 2025. In addition, during the year ended December 31, 2023, we established, and our board of directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2024 contingent upon achievement of these targets.
In addition, there are long-term performance-based restricted stock awards to be issued to certain employees annually through 2024 contingent upon achievement of certain performance targets. These awards are accounted for as liability-based awards since they represent a predominantly-fixed monetary amount that will be settled with a variable number of common shares in the first quarter of 2025 and as such are included in other long-term liabilities on the Consolidated Balance Sheets. During the years ended December 31, 2023, 2022 and 2021 we granted approximately eight thousand, 39 thousand and five thousand shares of our common stock, respectively. Shares granted during the years ended December 31, 2022 and 2021 vested in 2022 and the shares granted during the year ended December 31, 2023 will vest in 2024.
Employees - Performance-Based Restricted Stock Units
During 2022, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards which were issued to certain employees in 2023 based upon achievement of a performance target. In addition, during the year ended December 31, 2023, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2024 based upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares. During the years ended December 31, 2023, 2022 and 2021 we granted approximately 15 thousand, 17 thousand and eight thousand units, respectively, each of which will vest over a one-year service period.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share-Based Compensation Summary
Amounts and changes for each category of equity-based award were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Grant Date Fair Value Per Share	Awards	Weighted Average Grant Date Fair Value Per Share	Units	Weighted Average Grant Date Fair Value Per Share
Nonvested awards/units at December 31, 2022	157,117	$77.31	126,053	$103.37	15,711	$80.55
Granted	81,180	115.87	73,400	109.13	14,730	111.84
Vested	(119,431)	78.00	(50,994)	95.78	(15,518)	80.76
Forfeited/Cancelled	(2,384)	99.39	—	—	(541)	97.89
Nonvested awards/units at December 31, 2023	116,482	$103.02	148,459	$108.83	14,382	$111.71
The following table summarizes the share-based compensation expense recognized by award type (in millions):

	Years ended December 31,
	2023	2022	2021
Common Stock Awards	$7.1	$6.2	$5.3
Non-Employee Common Stock Awards	0.7	0.5	0.5
Performance-Based Stock Awards	6.3	5.4	4.5
Liability Performance-Based Stock Awards	0.3	0.5	2.6
Performance-Based Restricted Stock Units	1.5	1.2	0.9
	$15.9	$13.8	$13.8
We recorded the following stock compensation expense, by income statement category (in millions):

	Years ended December 31,
	2023	2022	2021
Cost of sales	$0.9	$0.6	$0.5
Selling	0.4	0.5	0.2
Administrative	14.6	12.7	13.1
	$15.9	$13.8	$13.8
Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represents all stock compensation earned by our installation and sales employees, respectively. We recognized federal windfall tax benefits of $1.0 million, $0.3 million and $1.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, within the income tax provision in the Consolidated Statements of Operations and Comprehensive Income.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unrecognized share-based compensation expense related to unvested awards was as follows (in millions):

	As of December 31, 2023
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Common Stock Awards	$7.4	1.8 years
Performance-Based Stock Awards	6.8	1.6 years
Performance-Based Restricted Stock Units	0.5	0.3 years
Total unrecognized compensation expense related to unvested awards	$14.7
Total unrecognized compensation expense is subject to future adjustments for forfeitures. This expense is expected to be recognized over the remaining weighted-average period shown above on a straight-line basis except for the Performance-Based Stock Awards which uses the graded-vesting method. Shares forfeited are returned as treasury shares and available for future issuances.
In May 2023, our stockholders approved a new 2023 Omnibus Incentive Plan which became effective on May 26, 2023. All future awards as of this date will be granted under the new plan, and awards granted previously under the 2014 Omnibus Incentive Plan will not be modified or impacted by this adoption.
During the years ended December 31, 2023, 2022 and 2021, our employees surrendered approximately 52 thousand, 53 thousand and 44 thousand shares of our common stock under all plans, respectively, to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2023 and 2014 Omnibus Incentive Plans.
As of December 31, 2023, approximately 1.9 million of the 2.1 million shares of common stock authorized for issuance were available for issuance under the 2023 Omnibus Incentive Plan. The remaining shares available for issuance under the 2014 Plan are subject to outstanding awards and will become available for issuance under the 2023 Plan if such outstanding awards under the 2014 Plan are forfeited.
NOTE 15 – INCOME TAXES
The provision for income taxes is comprised of the following (in millions):

	Years ended December 31,
	2023	2022	2021
Current:
Federal	$66.2	$55.5	$27.0
State and local	22.6	17.3	10.1
	88.8	72.8	37.1
Deferred:
Federal	0.5	5.6	(0.4)
State and local	0.1	1.5	—
	0.6	7.1	(0.4)
Total tax expense	$89.4	$79.9	$36.7

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation between our effective tax rate on net income and the federal statutory rate is as follows (in millions):

	Years ended December 31,
	2023		2022		2021
Income tax at federal statutory rate	$70.0	21.0%	$63.7	21.0%	$32.7	21.0%
Stock compensation	(0.5)	(0.2)%	0.3	0.1%	(1.6)	(1.0)%
Other permanent items	1.8	0.5%	1.3	0.4%	1.3	0.8%
Change in valuation allowance	—	—%	(0.1)	(0.1)%	(0.9)	(0.6)%
Change in uncertain tax positions	0.2	0.1%	(0.5)	(0.1)%	(2.9)	(1.8)%
State and local income taxes, net of federal benefit	17.9	5.4%	15.2	5.0%	8.1	5.2%
Total tax expense	$89.4	26.8%	$79.9	26.3%	$36.7	23.6%
Components of the net deferred tax asset or liability are as follows (in millions):

	As of December 31,
	2023	2022
Deferred Tax Assets
Long-term
Accrued liabilities and allowances	$13.2	$13.0
Allowance for doubtful accounts	1.5	1.3
Inventories	1.1	1.2
Property and equipment	0.4	0.5
Intangibles	9.4	7.7
Net operating loss carryforwards	0.2	0.7
Other	0.1	0.1
Long-term deferred tax assets	25.9	24.5
Less: Valuation allowance	(0.1)	(0.1)
Net deferred tax assets	25.8	24.4
Deferred Tax Liabilities
Long-term
Accrued liabilities and allowances	(2.7)	(0.6)
Property and equipment	(9.4)	(8.5)
Intangibles	(12.5)	(10.7)
Investment in partnership	(23.6)	(31.1)
Other	(1.7)	(1.1)
Long-term deferred tax liabilities	(49.9)	(52.0)
Net deferred tax liabilities	$(24.1)	$(27.6)

The above amounts are included in our Consolidated Balance Sheets as follows:
Other non-current assets	0.4	0.8
Long-term deferred income tax liabilities	(24.5)	(28.4)
Net deferred tax liabilities	$(24.1)	$(27.6)
As of December 31, 2023, we had a deferred tax asset balance of $0.2 million reflecting the benefit of $0.7 million in federal and state income tax net operating loss (NOL) carryforwards, the earliest of which expires in 2034.
Valuation Allowance
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets on a jurisdiction and by tax filing entity basis. A significant piece of objective negative evidence

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
evaluated is cumulative losses incurred over the most recent three-year period. Such objective evidence limits our ability to consider other subjective positive evidence such as our projections for future growth.
Based on this evaluation, a valuation allowance has been recorded as of December 31, 2023 and 2022 for the net deferred tax assets recorded on certain of our wholly owned subsidiaries. Such deferred tax assets relate primarily to net operating losses that are not more likely than not realizable. However, the amount of the deferred tax asset considered realizable could be adjusted if our estimate of future taxable income during the carryforward period changes, or if objective negative evidence in the form of cumulative losses is no longer present. Additional weight may be given to subjective evidence such as our projections for growth in this situation.
Uncertain Tax Positions
We are subject to taxation in the United States and various state jurisdictions. As of December 31, 2023, our tax years for 2018 and 2020 through 2022 are subject to examination by the tax authorities. A rollforward of the gross unrecognized tax benefits is as follows (in millions):

Unrecognized tax benefit, December 31, 2020	$6.7
Increase as a result of tax positions taken during the period	4.5
Decrease as a result of tax positions taken during the period	(4.0)
Decrease as a result of expiring statutes	(2.9)
Unrecognized tax benefit, December 31, 2021	$4.3
Increase as a result of tax positions taken during the period	5.4
Decrease as a result of tax positions taken during the period	(4.8)
Increase as a result of expiring statutes	—
Unrecognized tax benefit, December 31, 2022	$4.9
Increase as a result of tax positions taken during the period	7.5
Decrease as a result of tax positions taken during the period	(5.5)
Increase as a result of expiring statutes	0.1
Unrecognized tax benefit, December 31, 2023	$7.0

Unrecognized tax benefits of $0.3 million at December 31, 2023 would affect the effective tax rate. Interest expense and penalties accrued related to uncertain tax positions as of December 31, 2023 are $0.6 million.
We expect a decrease to the amount of unrecognized tax benefits (exclusive of penalties and interest) within the next twelve months of zero to $3.8 million.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in millions):

	Years ended December 31,
	2023	2022	2021
Sales	$20.3	$12.8	$1.5
Purchases	2.2	2.2	1.5
Rent	1.2	1.3	1.3

At December 31, 2023 and 2022, we had related party receivables of approximately $1.8 million and $3.3 million, respectively, included on our Consolidated Balance Sheets. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer rejoined our board of directors in July of 2022, accounted for $1.4 million of the related party accounts receivable balance as of December 31, 2023. Additionally, M/I Homes, Inc. accounted for a significant portion of our related party sales during the year ended December 31, 2023 and 2022.
NOTE 17 – COMMITMENTS AND CONTINGENCIES
Accrued General Liability and Auto Insurances
Accrued general liability and auto insurance reserves included on the Consolidated Balance Sheets were as follows (in millions):

	As of December 31,
	2023	2022
Included in other current liabilities	$9.1	$7.5
Included in other long-term liabilities	16.3	17.5
	$25.4	$25.0

We also had insurance receivables and indemnification assets included on the Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above. The amounts were as follows (in millions):

	As of December 31,
	2023	2022
Insurance receivables and indemnification assets for claims under fully insured policies	$1.7	$4.9
Insurance receivables for claims that exceeded the stop loss limit	0.1	0.4
Total insurance receivables and indemnification assets included in other non-current assets	$1.8	$5.3
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
During the year ended December 31, 2023, we entered into a supply agreement with variable market rate pricing with one of our suppliers to purchase a portion of the materials we utilize in our business. This agreement is effective March 31, 2023

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
through March 31, 2026 with a purchase obligation of 12.0 million pounds for the period ending March 31, 2024, 14.4 million pounds for the period ending March 31, 2025 and 17.3 million pounds for the period ending March 31, 2026. During the year ended December 31, 2023, we purchased 8.2 million pounds of materials under this agreement.
NOTE 18 – BUSINESS COMBINATIONS
As part of our ongoing strategy to expand geographically and increase market share in certain markets, as well as diversify our products and end markets, we completed eight business combinations during each of the years ended December 31, 2023 and 2022, respectively, and eleven business combinations during the year ended December 31, 2021. We also completed one insignificant tuck-in acquisition merged into an existing operation during the year ended December 31, 2023. Acquisition-related costs amounted to $1.9 million, $3.0 million and $3.8 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in Administrative expenses on the Consolidated Statements of Operations and Comprehensive Income. In addition, we recognized gains on acquisition earnouts on the Consolidated Statements of Operations and Comprehensive Income of $16.1 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively, due to probability assessments and the cancellations of acquisition-related earnouts. We did not recognize any gains on acquisition earnouts during the year ended December 31, 2023. The gain recorded during the year ended December 31, 2022, is primarily comprised of a $15.1 million gain for the CAS (as defined below) acquisition recorded as a result of revised earnout target expectations. The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed. We expect to deduct $20.4 million of goodwill for tax purposes as a result of 2023 acquisitions.
Below is a summary of each significant acquisition by year, including revenue and net income (loss) since date of acquisition, shown for the year of acquisition. The largest of our 2023 acquisitions was Anchor Insulation Co., Inc. ("Anchor") in March 2023. The largest of our 2022 acquisitions were Central Aluminum Supply Corporation and Central Aluminum Supply of North Jersey, LLC (collectively "CAS") in April 2022 and ABS Insulating Company, Inc., ABS Sprayfoam Insulation, Inc. and ABS Coastal Insulating Company, LLC (collectively "ABS") in December 2022. In each table, “Other” represents acquisitions that were individually immaterial in that year. Net income (loss), as noted below, includes intangible asset amortization, taxes and interest allocations when appropriate. Prior period amounts have been recast to conform with the current year presentation.
For the year ended December 31, 2023 (in millions):

2023 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income
Anchor	3/12/2023	Share	$35.9	$2.7	$38.6	$30.4	$1.6
Other	Various	Asset	23.7	1.6	25.3	9.0	0.2
Total			$59.6	$4.3	$63.9	$39.4	$1.8
For the year ended December 31, 2022 (in millions):

2022 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)
CAS	4/11/2022	Share	$55.1	$27.3	$82.4	$37.8	$(1.0)
ABS	12/19/2022	Share	23.1	0.5	23.6	0.7	(0.1)
Other	Various	Asset/Share	35.8	3.7	39.5	22.6	0.8
Total			$114.0	$31.5	$145.5	$61.1	$(0.3)

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2021 (in millions):

2021 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)
IWI	03/01/2021	Share	$42.1	$6.0	$48.1	$36.2	$3.3
Five Star	9/13/2021	Share	26.3	5.5	31.8	6.9	(0.1)
AMD	12/13/2021	Asset	119.5	6.6	126.1	3.7	(0.2)
Other	Various	Asset/Share	55.1	9.8	64.9	35.6	(0.4)
Total			$243.0	$27.9	$270.9	$82.4	$2.6
Purchase Price Allocations
The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in millions):

	2023
	Anchor	Other	Total
Estimated fair values:
Accounts receivable	$5.0	$2.1	$7.1
Inventories	1.6	1.4	3.0
Other current assets	1.9	—	1.9
Property and equipment	2.3	1.9	4.2
Operating lease right-of-use asset	—	0.2	0.2
Intangibles	16.4	13.3	29.7
Goodwill	13.3	7.5	20.8
Other non-current assets	0.2	0.1	0.3
Accounts payable and other current liabilities	(2.1)	(1.1)	(3.2)
Other long-term liabilities	—	(0.1)	(0.1)
Fair value of assets acquired and purchase price	38.6	25.3	63.9
Less seller obligations	2.7	1.6	4.3
Cash paid	$35.9	$23.7	$59.6

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2022
	CAS	ABS	Other	Total
Estimated fair values:
Cash	$0.2	$0.2	$0.1	$0.5
Accounts receivable	3.5	2.8	5.8	12.1
Inventories	13.4	0.9	2.5	16.8
Other current assets	0.1	0.3	0.1	0.5
Property and equipment	2.6	1.4	4.5	8.5
Operating lease right-of-use asset	0.8	—	—	0.8
Intangibles	34.9	12.8	17.4	65.1
Goodwill	32.9	9.7	11.1	53.7
Other non-current assets	—	—	0.1	0.1
Accounts payable and other current liabilities	(5.4)	(3.4)	(2.1)	(10.9)
Deferred income tax liabilities	—	(1.1)	—	(1.1)
Other long-term liabilities	(0.6)	—	—	(0.6)
Fair value of assets acquired and purchase price	82.4	23.6	39.5	145.5
Less seller obligations	27.3	0.5	3.7	31.5
Cash paid	$55.1	$23.1	$35.8	$114.0

	2021
	IWI	Five Star	AMD	Other	Total
Estimated fair values:
Cash	$0.2	$1.5	$—	$—	$1.7
Accounts receivable	5.1	4.6	8.4	13.6	31.7
Inventories	1.1	1.4	7.5	1.8	11.8
Other current assets	3.0	0.3	—	2.0	5.3
Property and equipment	0.8	1.1	1.1	4.1	7.1
Operating lease right of-use-asset	—	—	0.2	—	0.2
Intangibles	25.2	17.4	52.8	31.6	127.0
Goodwill	23.3	6.6	56.3	21.1	107.3
Other non-current assets	0.3	—	—	0.4	0.7
Accounts payable and other current liabilities	(8.4)	(1.1)	(0.2)	(6.8)	(16.5)
Deferred income tax liabilities	—	—	—	(2.1)	(2.1)
Other long-term liabilities	(2.5)	—	—	(0.8)	(3.3)
Fair value of assets acquired and purchase price	48.1	31.8	126.1	64.9	270.9
Less seller obligations	6.0	5.5	6.6	9.8	27.9
Cash paid	$42.1	$26.3	$119.5	$55.1	$243.0
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
Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Any acquisition acquired

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
after December 31, 2022 is deemed to be within the measurement period and its purchase price considered preliminary. During the year ended December 31, 2023, we increased the purchase price for CAS by $4.4 million primarily due to measurement period adjustments associated with a tax election.
The provisional amounts for one of our 2022 acquisitions originally reported in our Consolidated Balance Sheets included in our Annual Report on Form 10-K for the period ended December 31, 2022 were adjusted due to adjustments to pre-acquisition financial information and a tax-related adjustment. As a result, we decreased goodwill and deferred tax liabilities by approximately $0.8 million and $1.3 million, respectively, and increased accounts payable and other current liabilities by $0.5 million. These adjustments were within applicable measurement period guidelines and did not impact earnings.
Goodwill and intangibles per the above table may not agree to the total gross increases of these assets as shown in Note 7, Goodwill and Intangibles, during the years ended December 31, 2023, 2022 and 2021 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added during the ordinary course of business. All of the goodwill for CAS was assigned to our Distribution operating segment. All other acquisitions during the years ended December 31, 2023 and 2022 had their respective goodwill assigned to our Installation operating segment.
Estimates of acquired intangible assets related to the acquisitions are as follows (in millions):

	2023		2022		2021
Acquired intangibles assets:	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Customer relationships	$19.4	12	$45.3	12	$95.2	12
Trademarks and trade names	8.4	15	16.8	15	23.1	15
Non-competition agreements	1.1	5	2.6	5	7.1	5
Backlog	0.8	1	0.4	1	1.6	1.5
Pro Forma Information (unaudited)
The unaudited pro forma information has been prepared as if the 2023 acquisitions had taken place on January 1, 2022, the 2022 acquisitions had taken place on January 1, 2021 and the 2021 acquisitions had taken place on January 1, 2020. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2022, 2021 and 2020 and the unaudited pro forma information does not purport to be indicative of future financial operating results (in millions, except per share data):

	December 31,
	2023	2022	2021
Net revenue	$2,812.0	$2,807.2	$2,217.6
Net income	245.0	231.0	135.9
Basic net income per share	8.70	8.05	4.63
Diluted net income per share	8.66	8.00	4.59
Unaudited pro forma net income reflects additional intangible asset amortization expense of $1.2 million, $5.8 million and $13.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, additional interest expense of $4.3 million for the year ended December 31, 2021, as well as additional income tax expense of $0.4 million, $2.5 million and $5.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
NOTE 19 – INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.
Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method as of December 31, 2023, 2022 and 2021, was 145 thousand, 161 thousand and 261 thousand, respectively. Shares of potential common stock that were not included in the calculation of diluted net income per common share because the effect would have been anti-dilutive were not material for the years ended December 31, 2023, 2022 and 2021.
NOTE 20 – SUBSEQUENT EVENTS
On February 22, 2024, we announced that our board of directors approved a special annual dividend, payable on March 31, 2024 to stockholders of record on March 15, 2024 at a rate of $1.60 per share. In addition, we recently announced that our board of directors declared a quarterly dividend, payable on March 31, 2024 to stockholders of record on March 15, 2024 at a rate of 35.0 cents per share.
On February 22, 2024, we also announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $300.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2025. For more information about our stock repurchase programs, see Note 13, Stockholders' Equity.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2023 with the participation of the Company’s principal executive officer and principal financial officer as required by Exchange Act Rule 13a-15(b). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management, under the supervision of the principal executive officer and the principal financial officer, assessed the effectiveness of our internal control over financial reporting, excluding the internal control over financial reporting at the subsidiaries listed below that we acquired during 2023 as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2023 includes all of the Company’s subsidiaries except the subsidiaries listed below, which were acquired during 2023 and whose financial statements constitute the percentages of total assets and net revenue listed below of the consolidated financial statements of the Company as of and for the year ended December 31, 2023:

Subsidiary	Acquisition Date	Percentage of Total Assets	Percent of Net Revenue
Four State Insulation	February 13, 2023	0.02%	0.09%
Anchor	March 12, 2023	0.55%	1.09%
Insulco Insulation	April 17, 2023	0.02%	0.05%
Absolute Insulation	June 5, 2023	0.02%	0.05%
R-Pro Select	August 14, 2023	0.02%	0.03%
Interior 2000	August 28, 2023	0.04%	0.05%
Interstate Spray Foam	October 16, 2023	0.01%	0.02%
Combee Insulation	December 11, 2023	0.15%	0.03%

Management excluded the internal control over financial reporting at these subsidiaries from its assessment in accordance with the guidance of the staff of the SEC that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition.
Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which follows below.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2023 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
During the three months ended December 31, 2023, no director of officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b501 trading arrangement," as each term in defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Installed Building Products, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Installed Building Products, Inc. (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the subsidiaries listed below, which were acquired during 2023 and whose financial statements constitute the percentages of total revenues and assets listed below of the consolidated financial statements of the Company as of and for the year ended December 31, 2023.

Subsidiary	Acquisition Date	Percentage of Total Assets	Percent of Net Revenue
Four State Insulation	February 13, 2023	0.02%	0.09%
Anchor	March 12, 2023	0.55%	1.09%
Insulco Insulation	April 17, 2023	0.02%	0.05%
Absolute Insulation	June 5, 2023	0.02%	0.05%
R-Pro Select	August 14, 2023	0.02%	0.03%
Interior 2000	August 28, 2023	0.04%	0.05%
Interstate Spray Foam	October 16, 2023	0.01%	0.02%
Combee Insulation	December 11, 2023	0.15%	0.03%
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
February 22, 2024

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth under the headings “Election of Directors,” “Executive Officers and Certain Significant Employees” and “Corporate Governance” in our definitive proxy statement for the 2024 Annual Meeting of Stockholders (“2024 Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.
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
Item 11.    Executive Compensation
The information required by this item will be set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2024 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in our Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed on or before April 11, 2024, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth under the headings “Certain Relationships and Related-Party Transactions” and “Corporate Governance” in our 2024 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item will be set forth under the heading “Fees Paid to Deloitte" and "Pre-Approval of Services” in our 2024 Proxy Statement and is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws of Installed Building Products, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2023.
4.1	Form of Common Stock Certificate of Installed Building Products, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on January 27, 2014.
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
10.2#
Amended and Restated Employment Agreement, dated as of May 3, 2023, by and between Installed Building Products, Inc. and Jefferey W. Edwards, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 4, 2023.

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

10.5#	Installed Building Products, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Reported on Form 8-K filed on May, 30 2023).
10.6
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

10.13
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

10.14
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

10.19
First Amendment to ABL/Term Loan Intercreditor Agreement, dated as of June 19, 2018, by and among Installed Building Products, Inc., SunTrust Bank, as ABL agent, and Royal Bank of Canada, as term loan agent, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 19, 2018.

10.20
Second Amendment to ABL/Term Loan Intercreditor Agreement, dated as of December 17, 2019, by and among Installed Building Products, Inc., as Borrower, Bank of America, N.A., as ABL Agent, and Bank of America, N.A., as Term Loan Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2019.

10.21
Purchase Agreement, dated as of September 16, 2019, by and among Installed Building Products, Inc., as issuer, the subsidiary guarantors party thereto, and BofA Securities, Inc. for itself and on behalf of several initial purchasers, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2019.

10.22
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

10.27
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

10.30
Amendment No. 3 to Credit Agreement, dated February 17, 2022, by and among Installed Building Products, Inc., the financial institutions party thereto as lenders and Bank of America N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2022.

10.31
First amendment to Term Loan Credit Agreement, dated April 28, 2023, executed and delivered by Royal Bank of Canada, as term administrative agent and as term collateral agent for the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 2, 2023).

10.32
Second Amendment to Term Loan Credit Agreement, dated as of August 14, 2023, by and among Installed Building Products, Inc, the other loan parties thereto, Royal Bank of Canada, as term administrative agent and as term collateral agent and the lenders party thereto (incorporated by reference to the Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 14, 2023).

10.33#	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2014.
10.34#	Form of Performance Share Award Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2014.
10.35#	Form of Restricted Stock Agreement for Employees, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 13, 2015.
10.36#	Form of Restricted Stock Agreement for awards made on or after April 19, 2017, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
10.37#	Form of Performance Share Agreement for awards made on or after April 19, 2017, incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
10.38#	Form of Stock Award Agreement, incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
10.39#	Form of Performance-Based Cash Award Agreement, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
10.40#
Form of Performance Share Agreement for awards granted under the 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 2, 2023).

10.41#
Form of Restricted Stock Agreement for awards granted under the 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report of Form 10-Q filed August 2, 2023).

21.1*	List of Subsidiaries of Installed Building Products, Inc.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Installed Building Products Mandatory Recoupment Policy, adopted as of November 7, 2023.

101**	The following financial statements from the Company's Annual Report on Form 10-K for the period ended December 31, 2021, formatted in inline XBRL, include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.
104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________
*    Filed herewith
**    Submitted electronically with the report.
#    Indicates management contract or compensatory plan.
Item 16.    Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2024

INSTALLED BUILDING PRODUCTS, INC.

/s/ Jeffrey W. Edwards
By:	Jeffrey W. Edwards
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey W. Edwards	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 22, 2024
Jeffrey W. Edwards

/s/ Michael T. Miller	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 22, 2024
Michael T. Miller

/s/ Todd R. Fry	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	February 22, 2024
Todd R. Fry

/s/ Margot L. Carter	Director	February 22, 2024
Margot L. Carter

/s/ Lawrence A. Hilsheimer	Director	February 22, 2024
Lawrence A. Hilsheimer

/s/ Janet E. Jackson	Director	February 22, 2024
Janet E. Jackson

/s/ David R. Meuse	Director	February 22, 2024
David R. Meuse

/s/ Marchelle E. Moore	Director	February 22, 2024
Marchelle E. Moore

/s/ Robert H. Schottenstein	Director	February 22, 2024
Robert H. Schottenstein

/s/ Michael H. Thomas	Director	February 22, 2024
Michael H. Thomas