Form 10-Q
period 2024-03-31
Installed Building Products, Inc.
filed 2024-05-09
CIK 1580905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
On May 2, 2024, the registrant had 28,445,614 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share and per share amounts)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$399.9	$386.5
Accounts receivable (less allowance for credit losses of $11.1 and $11.2 at March 31, 2024 and December 31, 2023, respectively)	425.5	423.3
Inventories	171.1	162.8
Prepaid expenses and other current assets	82.7	97.4
Total current assets	1,079.2	1,070.0
Property and equipment, net	146.3	137.2
Operating lease right-of-use assets	79.3	78.1
Goodwill	400.4	398.8
Customer relationships, net	173.7	179.6
Other intangibles, net	86.8	89.1
Other non-current assets	37.5	28.5
Total assets	$2,003.2	$1,981.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$31.6	$32.2
Current maturities of operating lease obligations	28.4	28.3
Current maturities of finance lease obligations	2.8	2.7
Accounts payable	156.8	158.6
Accrued compensation	47.2	59.6
Other current liabilities	72.9	65.0
Total current liabilities	339.7	346.4
Long-term debt	843.4	835.1
Operating lease obligations	51.0	49.9
Finance lease obligations	6.9	6.6
Deferred income taxes	26.2	24.5
Other long-term liabilities	56.8	48.5
Total liabilities	1,324.0	1,311.0
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 33,658,330 and 33,587,701 issued and 28,436,558 and 28,367,338 shares outstanding at March 31, 2024 and December 31, 2023, respectively	0.3	0.3
Additional paid in capital	248.7	244.7
Retained earnings	694.2	693.8
Treasury stock; at cost: 5,221,772 and 5,220,363 shares at March 31, 2024 and December 31, 2023, respectively	(302.4)	(302.2)
Accumulated other comprehensive income	38.4	33.7
Total stockholders’ equity	679.2	670.3
Total liabilities and stockholders’ equity	$2,003.2	$1,981.3

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in millions, except share and per share amounts)

	Three months ended March 31,
	2024	2023
Net revenue	$692.9	$659.3
Cost of sales	458.4	448.9
Gross profit	234.5	210.4
Operating expenses
Selling	33.3	32.6
Administrative	102.6	89.5
Amortization	10.7	11.4
Operating income	87.9	76.9
Other expense, net
Interest expense, net	11.9	9.7
Other (income)	(0.4)	(0.2)
Income before income taxes	76.4	67.4
Income tax provision	20.5	18.1
Net income	$55.9	$49.3
Other comprehensive income (loss), net of tax:
Net change on cash flow hedges, net of tax (provision) benefit of $(1.7) and $2.3 for the three months ended March 31, 2024 and 2023, respectively.	4.7	(6.3)
Comprehensive income	$60.6	$43.0
Earnings per share:
Basic	$1.98	$1.76
Diluted	$1.97	$1.74
Weighted average shares outstanding:
Basic	28,171,444	28,075,678
Diluted	28,385,001	28,278,220

Cash dividends declared per share	$1.95	$1.23

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2024
(in millions, except share and per share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2023	33,429,557	$0.3	$228.8	$513.1	(5,123,075)	$(289.3)	$40.6	$493.5
Net income				49.3				49.3
Issuance of common stock awards to employees	69,136	—	—					—
Surrender of common stock awards					(581)	—		—
Share-based compensation expense			3.5					3.5
Share-based compensation issued to directors			0.1					0.1
Dividends declared ($1.23 per share)				(34.9)				(34.9)
Other comprehensive (loss), net of tax							(6.3)	(6.3)
BALANCE - March 31, 2023	33,498,693	$0.3	$232.4	$527.5	(5,123,656)	$(289.3)	$34.3	$505.2

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2024	33,587,701	$0.3	$244.7	$693.8	(5,220,363)	$(302.2)	$33.7	$670.3
Net income				55.9				55.9
Issuance of common stock awards to employees	70,629	—	—					—
Surrender of common stock awards					(1,409)	(0.2)		(0.2)
Share-based compensation expense			3.8					3.8
Share-based compensation issued to directors			0.2					0.2
Dividends declared ($1.95 per share)				(55.5)				(55.5)
Other comprehensive income, net of tax							4.7	4.7
BALANCE - March 31, 2024	33,658,330	$0.3	$248.7	$694.2	(5,221,772)	$(302.4)	$38.4	$679.2

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$55.9	$49.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	13.8	12.5
Amortization of operating lease right-of-use assets	7.6	7.3
Amortization of intangibles	10.7	11.4
Amortization of deferred financing costs and debt discount	0.4	0.5
Provision for credit losses	1.4	1.7
Write-off of debt issuance costs	1.1	—
Gain on sale of property and equipment	(0.4)	(0.6)
Noncash stock compensation	4.0	3.4
Other, net	(3.4)	(2.5)
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(3.6)	1.7
Inventories	(8.0)	7.7
Other assets	4.0	4.4
Accounts payable	(1.4)	(16.9)
Income taxes receivable/payable	19.7	16.5
Other liabilities	(17.0)	(22.6)
Net cash provided by operating activities	84.8	73.8
Cash flows from investing activities
Purchases of property and equipment	(21.8)	(14.9)
Acquisitions of businesses, net of cash acquired of $— in 2024 and 2023, respectively	(4.1)	(38.0)
Proceeds from sale of property and equipment	0.7	0.7
Settlements with interest rate swap counterparties	4.5	3.6
Other	(0.4)	1.0
Net cash used in investing activities	$(21.1)	$(47.6)

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, CONTINUED)
(in millions)

	Three months ended March 31,
	2024	2023
Cash flows from financing activities
Proceeds from Term Loan	$142.9	$—
Payments on Term Loan	(133.0)	(1.3)
Proceeds from vehicle and equipment notes payable	5.2	8.1
Debt issuance costs	(1.5)	—
Principal payments on long-term debt	(7.5)	(7.0)
Principal payments on finance lease obligations	(0.8)	(0.7)
Dividends paid	(54.9)	(34.5)
Acquisition-related obligations	(0.5)	(1.7)
Surrender of common stock awards by employees	(0.2)	—
Net cash used in financing activities	(50.3)	(37.1)
Net change in cash and cash equivalents	13.4	(10.9)
Cash and cash equivalents at beginning of period	386.5	229.6
Cash and cash equivalents at end of period	$399.9	$218.7
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$15.5	$14.7
Income taxes, net of refunds	0.8	1.5
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease obligations	$8.8	$5.7
Property and equipment obtained in exchange for finance lease obligations	1.2	1.0
Seller obligations in connection with acquisition of businesses	0.6	6.0
Unpaid purchases of property and equipment included in accounts payable	2.8	2.3

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - ORGANIZATION
Installed Building Products (“IBP”), a Delaware corporation formed on October 28, 2011, and its wholly-owned subsidiaries (collectively referred to as the “Company,” and “we,” “us” and “our”) primarily install insulation, waterproofing, fire-stopping, fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving and mirrors and other products for residential and commercial builders located in the continental United States. The Company operates in more than 250 locations and its corporate office is located in Columbus, Ohio.
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
The information furnished in the Condensed Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) have been omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to prevent the information presented from being misleading when read in conjunction with our audited consolidated financial statements and the notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”), as filed with the SEC on February 22, 2024. The December 31, 2023 Condensed Consolidated Balance Sheet data herein was derived from the audited consolidated financial statements but the related footnotes do not include all disclosures required by U.S. GAAP.
Our interim operating results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected in future operating quarters.
Note 2 to the audited consolidated financial statements in our 2023 Form 10-K describes the significant accounting policies and estimates used in preparation of the audited consolidated financial statements. Other than the recently implemented accounting policy described below, there have been no changes to our significant accounting policies during the three months ended March 31, 2024.
Reclassifications
In order to conform with the current year presentation, we reclassified $3.6 million of the financing component of interest rate swaps for the three months ended March 31, 2023 from “Other” to “Settlements with interest rate swap counterparties” within the investing activities section of our Condensed Consolidated Statements of Cash Flows.
Recently Adopted Accounting Pronouncements

Standard	Effective Date	Adoption
ASU 2023-01 “Leases” (Topic 842): Accounting for leasehold improvements associated with common control leases.	December 15, 2023	This pronouncement amends Topic 842 to require all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. This did not materially affect our consolidated financial statements.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Recently Issued Accounting Pronouncements Not Yet Adopted
We are currently evaluating the impact of the following Accounting Standards Update ("ASU") on our Condensed Consolidated Financial Statements or Notes to Condensed Consolidated Financial Statements:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2023-07 "Segment Reporting" (Topic 280): Improvements to Reportable Segment Disclosures.	This pronouncement amends Topic 280 to require all entities to disclose, on an annual and interim basis, significant segment expenses and an amount for other segment items by reportable segment.	Effective for annual periods beginning after December 15, 2023. Early adoption is permitted.	The Company will adopt and apply the guidance as prescribed by this ASU to segment reporting that occurs after the effective date. We do not anticipate this ASU will materially affect our consolidated financial statements.
ASU 2023-09 "Income Taxes" (Topic 740): Improvements to Income Tax Disclosures.	This pronouncement amends Topic 740 to require all entities to disclose specific categories in the rate reconciliation, income taxes paid, and other income tax information.	Effective for annual periods beginning after December 15, 2024. Early adoption is permitted.	The Company will adopt and apply the guidance as prescribed by this ASU to income tax disclosures that occur after the effective date. We are currently assessing the impact of the adoption on our consolidated financial information.
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

	Three months ended March 31,
	2024		2023
Installation:
Residential new construction	$502.8	73%	$475.1	72%
Repair and remodel	40.1	6%	37.7	6%
Commercial	113.0	16%	109.9	16%
Net revenue, Installation	$655.9	95%	$622.7	94%
Other	37.0	5%	36.6	6%
Net revenue, as reported	$692.9	100%	$659.3	100%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31,
	2024		2023
Installation:
Insulation	$427.9	62%	$394.0	60%
Shower doors, shelving and mirrors	48.9	7%	45.5	7%
Garage doors	42.7	6%	43.3	7%
Waterproofing	30.7	4%	29.9	4%
Rain gutters	27.4	4%	27.8	4%
Fireproofing/firestopping	20.7	3%	15.2	2%
Window blinds	17.0	3%	15.9	2%
Other building products	40.6	6%	51.1	8%
Net revenue, Installation	$655.9	95%	$622.7	94%
Other	37.0	5%	36.6	6%
Net revenue, as reported	$692.9	100%	$659.3	100%
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
Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in millions):

	March 31, 2024	December 31, 2023
Contract assets	$35.3	$31.7
Contract liabilities	(19.1)	(19.0)
Uncompleted contracts were as follows (in millions):

	March 31, 2024	December 31, 2023
Costs incurred on uncompleted contracts	$260.1	$268.9
Estimated earnings	123.1	124.4
Total	383.2	393.3
Less: Billings to date	357.8	371.7
Net under billings	$25.4	$21.6
Net under billings were as follows (in millions):

	March 31, 2024	December 31, 2023
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$35.3	$31.7
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(9.9)	(10.1)
Net under billings	$25.4	$21.6
The difference between contract assets and contract liabilities as of March 31, 2024 compared to December 31, 2023 is primarily the result of timing differences between our performance of obligations under contracts and customer payments and billings. During the three months ended March 31, 2024, we recognized $15.5 million of revenue that was included in the contract liability balance at December 31, 2023. We did not recognize any impairment losses on our receivables and contract assets during the three months ended March 31, 2024 or 2023.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $115.9 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.
NOTE 4 - CREDIT LOSSES
Our expected loss allowance methodology for accounts receivable is developed using historical experience, present economic conditions and other factors management considers relevant to estimate expected credit losses. We also perform ongoing evaluations of creditworthiness of our existing and potential customers.
Changes in our allowance for credit losses were as follows (in millions):

Balance as of January 1, 2024	$11.2
Current period provision	1.4
Recoveries collected and additions	0.2
Amounts written off	(1.7)
Balance as of March 31, 2024	$11.1
NOTE 5 - CASH AND CASH EQUIVALENTS
Cash and cash equivalents include highly liquid instruments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase. These cash equivalents amounted to approximately $367.5 million and $344.8 million as of March 31, 2024 and December 31, 2023, respectively. See Note 9, Fair Value Measurements, for additional information.
NOTE 6 - GOODWILL AND INTANGIBLES
Goodwill
The change in carrying amount of goodwill by reporting segment was as follows (in millions):

	Installation	Other	Consolidated
Goodwill (gross) - January 1, 2024	$375.2	$93.6	$468.8
Business combinations	1.5	—	1.5
Other adjustments	0.1	—	0.1
Goodwill (gross) - March 31, 2024	376.8	93.6	470.4
Accumulated impairment losses	(70.0)	—	(70.0)
Goodwill (net) - March 31, 2024	$306.8	$93.6	$400.4
Other adjustments presented in the above table primarily include one immaterial acquisition and adjustments for the allocation of certain acquisitions still under measurement made during the three months ended March 31, 2024.
We test goodwill for impairment annually during the fourth quarter of our fiscal year or earlier if there is an impairment indicator. Accumulated impairment losses included within the above table were incurred over multiple periods and were all associated with the Installation segment, with the latest impairment charge being recorded during the year ended December 31, 2010.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Intangibles, net
The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in millions):

	As of March 31,			As of December 31,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$359.1	$185.4	$173.7	$357.4	$177.8	$179.6
Covenants not-to-compete	32.3	24.6	7.7	32.1	23.7	8.4
Trademarks and tradenames	128.6	49.5	79.1	128.0	47.4	80.6
Backlog	21.6	21.6	—	21.6	21.5	0.1
	$541.6	$281.1	$260.5	$539.1	$270.4	$268.7
The gross carrying amount of intangibles increased approximately $2.5 million during the three months ended March 31, 2024 primarily due to business combinations. For more information, see Note 17, Business Combinations.
Remaining estimated aggregate annual amortization expense is as follows (amounts, in millions, are for the fiscal year ended):

Remainder of 2024	$30.7
2025	35.6
2026	31.6
2027	27.3
2028	23.9
Thereafter	111.4
NOTE 7 - LONG-TERM DEBT
Long-term debt consisted of the following (in millions):

	As of March 31,	As of December 31,
	2024	2023
Senior Notes due 2028, net of unamortized debt issuance costs of $2.3 and $2.5, respectively	$297.7	$297.5
Term loan, net of unamortized debt issuance costs of $4.6 and $4.4, respectively	495.4	485.6
Vehicle and equipment notes, maturing through March 2029; payable in various monthly installments, including interest rates ranging from 1.9% to 7.3%	80.7	83.0
Note payable, maturing April 2025; payable in annual installments, including interest rate at 5.0%	1.2	1.2
	875.0	867.3
Less: current maturities	(31.6)	(32.2)
Long-term debt, less current maturities	$843.4	$835.1

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Remaining required repayments of debt principal, gross of unamortized debt issuance costs, as of March 31, 2024 are as follows (in millions):

Remainder of 2024	$24.4
2025	27.8
2026	23.4
2027	18.6
2028	311.2
Thereafter	476.5
Term Loan Agreement Amendment
In March 2024, we entered into Amendment No. 3 to our Term Loan Credit Agreement ("Third Amendment"). The Third Amendment amended certain terms of the existing seven-year term loan facility due December 2028, as amended (the "Term Loan Credit Agreement") and allowed for the issuance of a new term loan ("New Term Loan") in the amount of $500.0 million which will mature on March 28, 2031. Net proceeds of the New Term Loan were used to refinance the remaining $490.0 million on our existing term loan, pay fees and increase working capital. The New Term Loan does not have any financial maintenance covenants, eliminates the credit spread adjustment and the floor is reduced to 0.00%. The New Term Loan bears interest, at our option, at a rate equal to either: the adjusted term secured overnight financing rate plus 2.00% per annum, or an alternative base rate plus 1.00%. The New Term Loan also includes (i) a six-month “soft call” protection provision during which a 1.00% premium will be charged in connection with certain repricing transactions, and (ii) a 50 basis points most favored nation protection for 12 months following the effective date. As of March 31, 2024, we had $495.4 million, net of unamortized debt issuance costs, due on our New Term Loan. We have various interest rates swaps that serve to hedge $400.0 million of the variable cash flows on our New Term Loan through December 14, 2028. For further information about our interest rate swaps, see Note 11, Derivatives and Hedging Activities.
We wrote off $1.1 million in previously capitalized loan costs during the three months ended March 31, 2024. In addition, we expensed loan costs that did not meet the requirements for capitalization of approximately $3.0 million during the three months ended March 31, 2024. We had no such write-offs or expenses during the three months ended March 31, 2023.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets (in millions):

		As of March 31,	As of December 31,
	Classification	2024	2023
Assets
Non-Current
Operating	Operating lease right-of-use assets	$79.3	$78.1
Finance	Property and equipment, net	9.5	9.1
Total lease assets		$88.8	$87.2
Liabilities
Current
Operating	Current maturities of operating lease obligations	$28.4	$28.3
Financing	Current maturities of finance lease obligations	2.8	2.7
Non-Current
Operating	Operating lease obligations	51.0	49.9
Financing	Finance lease obligations	6.9	6.6
Total lease liabilities		$89.1	$87.5

Weighted-average remaining lease term:
Operating leases		3.5 years	3.6 years
Finance leases		3.5 years	3.5 years
Weighted-average discount rate:
Operating leases		5.37%	5.23%
Finance leases		7.43%	6.91%
Lease Costs
The table below presents certain information related to the lease costs for finance and operating leases (in millions):

		Three months ended March 31,
	Classification	2024	2023
Operating lease cost(1)	Administrative	$10.3	$9.2
Finance lease cost:
Amortization of leased assets(2)	Cost of sales	1.0	1.0
Interest on finance lease obligations	Interest expense, net	0.2	0.1
Total lease costs		$11.5	$10.3
(1)Includes variable lease costs of $1.3 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively, and short-term lease costs of $0.7 million and $0.3 million for the three months ended March 31, 2024 and 2023.
(2)Includes variable lease costs of $0.2 million for each of the three months ended March 31, 2024 and 2023.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other Information
The table below presents supplemental cash flow information related to leases (in millions):

	Three months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8.4	$7.7
Operating cash flows for finance leases	0.2	0.1
Financing cash flows for finance leases	0.8	0.7
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Condensed Consolidated Balance Sheet as of March 31, 2024 (in millions):

	Finance Leases	Operating Leases
		Related Party	Other	Total Operating
Remainder of 2024	$2.6	$0.9	$23.7	$24.6
2025	3.2	1.1	24.7	25.8
2026	2.8	0.5	17.7	18.2
2027	1.9	0.1	9.7	9.8
2028	0.6	—	4.4	4.4
Thereafter	—	—	4.0	4.0
Total minimum lease payments	11.1	$2.6	$84.2	86.8
Less: Amounts representing interest	(1.4)			(7.4)
Present value of future minimum lease payments	9.7			79.4
Less: Current obligation under leases	(2.8)			(28.4)
Long-term lease obligations	$6.9			$51.0
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
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During each of the three months ended March 31, 2024 and 2023, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.
Estimated Fair Value of Financial Instruments
Accounts receivable, accounts payable and accrued liabilities as of March 31, 2024 and December 31, 2023 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of certain long-term debt, including the Term Loan and ABL Revolver as of March 31, 2024 and December 31, 2023, approximate fair value due to the variable

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
rate nature of the agreements. The carrying amounts of our operating lease right-of-use assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of March 31, 2024 and December 31, 2023. All debt classifications represent Level 2 fair value measurements. Derivative financial instruments are measured at fair value based on observable market information and appropriate valuation methods.
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

The fair values of financial assets and liabilities that are recorded at fair value in the Condensed Consolidated Balance Sheets and not described above were as follows (in millions):

	As of March 31, 2024				As of December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$367.5	$367.5	$—	$—	$344.8	$344.8	$—	$—
Derivative financial instruments	30.2	—	30.2	—	24.9	—	24.9	—
Total financial assets	$397.7	$367.5	$30.2	$—	$369.7	$344.8	$24.9	$—
Financial liabilities:
Contingent consideration	$0.7	$—	$—	$0.7	$0.4	$—	$—	$0.4
See Note 5, Cash and Cash Equivalents, for more information on cash equivalents included in the table above. Also see Note 11, Derivatives and Hedging Activities, for more information on derivative financial instruments.
The change in fair value of the contingent consideration (a Level 3 input) was as follows (in millions):

Contingent consideration liability - January 1, 2024	$0.4
Preliminary purchase price	0.3
Fair value adjustments	0.0
Accretion in value	0.0
Contingent consideration liability - March 31, 2024	$0.7
The accretion in value of contingent consideration liabilities is included within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income.
The carrying value and associated fair value of financial liabilities that are not recorded at fair value in the Condensed Consolidated Balance Sheets and not described above include our $300.0 million in aggregate principal amount of 5.75% senior unsecured notes ("Senior Notes"). To estimate the fair value of our Senior Notes, we utilized third-party quotes which are derived all or in part from model prices, external sources or market prices. The Senior Notes represent a Level 2 fair value measurement and are as follows (in millions):

	As of March 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes(1)	$300.0	$293.1	$300.0	$296.2
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
The key metrics used by our CODM to assess performance, manage the business and allocate resources of our operating segments are revenue and segment gross profit. We define segment gross profit as revenue less cost of sales, excluding depreciation and amortization. We do not report total assets, depreciation and amortization expenses included in reported cost of sales, operating expenses or other expense, net by segment because our CODM does not regularly receive or use this information. The following tables represent our segment information for the three months ended March 31, 2024 and 2023 (in millions):

	Three months ended March 31, 2024
	Installation	Other	Eliminations	Consolidated
Revenue	$655.9	$40.3	$(3.3)	$692.9
Cost of sales (1)	419.3	28.5	(2.3)	445.5
Segment gross profit	$236.6	$11.8	$(1.0)	$247.4
Segment gross profit percentage	36.1%	29.3%	29.4%	35.7%

	Three months ended March 31, 2023
	Installation	Other	Eliminations	Consolidated
Revenue	$622.7	$38.7	$(2.1)	$659.3
Cost of sales (1)	410.4	28.5	(1.8)	437.1
Segment gross profit	$212.3	$10.2	$(0.3)	$222.2
Segment gross profit percentage	34.1%	26.5%	18.1%	33.7%

(1)Cost of sales included in segment gross profit is exclusive of depreciation and amortization for the three months ended March 31, 2024 and 2023.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The reconciliation between consolidated segment gross profit for each period as shown in the tables above to consolidated income before income taxes is as follows (in millions):

	Three months ended March 31,
	2024	2023
Segment gross profit - consolidated	$247.4	$222.2
Depreciation and amortization (1)	12.9	11.8
Gross profit, as reported	234.5	210.4
Operating expenses	146.6	133.5
Operating income	87.9	76.9
Other expense, net	11.5	9.5
Income before income taxes	$76.4	$67.4

(1)Depreciation and amortization is excluded from segment gross profit for the three months ended March 31, 2024 and 2023.
NOTE 11 - DERIVATIVES AND HEDGING ACTIVITIES
Cash Flow Hedges of Interest Rate Risk
Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the three months ended March 31, 2024, we used interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of March 31, 2024, we have not posted any collateral related to these agreements.
As of March 31, 2024 and December 31, 2023, we had the following interest rate swap derivatives (notional amount in millions):

Effective Date	Notional Amount	Fixed Rate	Maturity Date
April 28, 2023	$200.0	0.46%	December 31, 2025
April 28, 2023	100.0	1.32%	December 31, 2025
April 28, 2023	100.0	1.32%	December 31, 2025
December 31, 2025	300.0	3.06%	December 14, 2028
December 31, 2025	100.0	2.93%	December 14, 2028
As of March 31, 2024, our two forward interest rate swaps, combined with our three active swaps, serve to hedge $400.0 million of the variable cash flows on our variable rate Term Loan through December 14, 2028. The assets associated with these interest rate swaps are included in other current assets and other non-current assets on the Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.
In July 2022, we amended the maturity date of each of our three active interest rate swaps to December 31, 2025 with the other terms remaining unchanged. The remaining unrealized gains will be amortized as a decrease to interest expense, net through the original maturity dates of April 15, 2030 and December 15, 2028. For the three months ended March 31, 2024 and 2023, we amortized $1.8 million and $1.7 million, respectively, of the remaining unrealized gains as a decrease to interest expense, net. During each of the three months ended March 31, 2024 and 2023, we also amortized $1.0 million of the remaining unrealized loss associated with the August 2020 terminated swaps as an increase to interest expense, net.
The amended swaps included off-market terms at inception. This other-than-insignificant financing element will be amortized as an increase to interest expense, net through the December 31, 2025 maturity date of the amended swaps. For each of the three months ended March 31, 2024 and 2023, we amortized $1.8 million of the financing element as an increase to interest

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
expense, net. Cash settlements with interest rate counterparties are recognized through cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows due to the other-than-insignificant financing element.
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in other comprehensive income (loss), net of tax on the Condensed Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We had no such changes during the three months ended March 31, 2024 and 2023.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt, and as our terminated and amended swaps are amortized. Over the next twelve months, we estimate that an additional $11.5 million will be reclassified as a decrease to interest expense, net.
The following table summarizes amounts recorded to interest expense, net included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to our interest rate swaps (in millions):

	Three months ended March 31,
	2024	2023
(Benefit) associated with swap net settlements	$(4.5)	$(3.6)
Expense associated with amortization of amended/terminated swaps	1.1	1.1
NOTE 12 - STOCKHOLDERS’ EQUITY
Accumulated other comprehensive income
The change in accumulated other comprehensive income related to our interest rate derivatives, net of taxes, was as follows (in millions):

	Three months ended March 31,
	2024	2023
Accumulated gain at beginning of period	$33.7	$40.6
Unrealized gain (loss) in fair value of interest rate derivatives	3.9	(7.1)
Reclassifications of realized net losses to earnings	0.8	0.8
Accumulated gain at end of period	$38.4	$34.3
The reclassifications of realized net losses to earnings in the above table are recorded within interest expense, net.
Share repurchases
We did not repurchase any common stock during the three months ended March 31, 2024 and 2023.
On February 22, 2024, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $300.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2025.
Dividends
During the three months ended March 31, 2024, we declared and paid the following cash dividends (amount declared and amount paid in millions):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/22/2024	3/15/2024	3/31/2024	$1.60	$45.5	$45.1
2/22/2024	3/15/2024	3/31/2024	0.35	10.0	9.8

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During the three months ended March 31, 2023, we declared and paid the following cash dividends (amount declared and amount paid in millions):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/22/2023	3/15/2023	3/31/2023	$0.90	$25.5	$25.3
2/22/2023	3/15/2023	3/31/2023	0.33	9.4	9.2
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
NOTE 13 - EMPLOYEE BENEFITS
Healthcare
We participate in multiple healthcare plans, the largest of which is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. Our healthcare benefit expense (net of employee contributions) was $8.4 million and $7.4 million for the three months ended March 31, 2024 and 2023, respectively. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $4.4 million and $3.9 million as of March 31, 2024 and December 31, 2023, respectively.
Workers’ Compensation
Workers’ compensation expense totaled $5.8 million for each of the three months ended March 31, 2024 and 2023.
Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2024	December 31, 2023
Included in other current liabilities	$8.6	$9.5
Included in other long-term liabilities	21.0	17.0
	$29.6	$26.5
We also had an insurance receivable for claims that exceeded the stop loss limit under our self-insured policies as well as claims under our fully insured policies included on the Condensed Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in millions):

	March 31, 2024	December 31, 2023
Included in other non-current assets	$4.9	$3.0
Retirement Plans
We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. We recognized 401(k) plan expenses of $1.0 million and $0.9 million during the three months ended March 31, 2024 and 2023, respectively. These expenses are included in administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
Multiemployer Pension Plans
We participate in various multiemployer pension plans under collective bargaining agreements in Washington, Oregon, California and Illinois with other companies in the construction industry. These plans cover our union-represented employees and contributions to these plans are expensed as incurred. These plans generally provide for retirement, death and/or termination benefits for eligible employees within the applicable collective bargaining units, based on specific eligibility/

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
participation requirements, vesting periods and benefit formulas. We do not participate in any multiemployer pension plans that are considered to be individually significant.
Share-Based Compensation
Common Stock Awards
We periodically grant shares of our common stock to non-employee members of our board of directors and our employees. During each of the three months ended March 31, 2024 and 2023, we did not grant any such shares under our 2023 Omnibus Incentive Plan to non-employee members of our board of directors or employees.
Employees – Performance-Based Stock Awards
During the three months ended March 31, 2024, we issued approximately 67 thousand shares of our common stock to certain officers, which vest in two equal installments on each of April 20, 2025 and April 20, 2026. In addition, during the three months ended March 31, 2024, we established, and our board of directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2025 contingent upon achievement of these targets.
In addition, there are long-term performance-based restricted stock awards to be issued to certain employees annually through the 2024 performance period contingent upon achievement of certain performance targets. These awards are accounted for as liability-based awards since they represent a predominantly-fixed monetary amount that will be settled with a variable number of common shares annually. These awards will vest in 2025 and are included in other current liabilities on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2024 and 2023, we issued approximately four thousand and eight thousand shares of our common stock, respectively.
Employees – Performance-Based Restricted Stock Units
During 2023, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2024 based upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares.
Share-Based Compensation Summary
Amounts and changes for each category of equity-based award were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Grant Date Fair Value Per Share	Awards	Weighted Average Grant Date Fair Value Per Share	Units	Weighted Average Grant Date Fair Value Per Share
Nonvested awards/units at December 31, 2023	116,482	$103.02	148,459	$108.83	14,382	$111.71
Granted	4,105	205.96	35,320	205.96	—	—
Vested	(3,758)	101.35	—	—	—	—
Forfeited/Cancelled	(245)	102.77	—	—	(111)	111.61
Nonvested awards/units at March 31, 2024	116,584	$106.70	183,779	$127.49	14,271	$111.71

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the share-based compensation expense recognized by award type (in millions):

	Three months ended March 31,
	2024	2023
Common Stock Awards	$1.2	$1.4
Non-Employee Common Stock Awards	0.2	0.1
Performance-Based Stock Awards	1.9	1.6
Liability Performance-Based Stock Awards	0.4	—
Performance-Based Restricted Stock Units	0.4	0.3
	$4.1	$3.4
We recorded the following stock compensation expense by income statement category (in millions):

	Three months ended March 31,
	2024	2023
Cost of sales	$0.3	$0.2
Selling	0.1	0.1
Administrative	3.7	3.1
	$4.1	$3.4
Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represents all stock compensation earned by our installation and sales employees, respectively.
Unrecognized share-based compensation expense related to unvested awards was as follows (in millions):

	As of March 31, 2024
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Common Stock Awards	$6.7	1.6 years
Performance-Based Stock Awards	12.3	2.1 years
Performance-Based Restricted Stock Units	0.1	0.1 years
Total unrecognized compensation expense related to unvested awards	$19.1
Total unrecognized compensation expense is subject to future adjustments for forfeitures. This expense is expected to be recognized over the remaining weighted-average period shown above on a straight-line basis except for the Performance-Based Stock Awards which uses the graded-vesting method. Shares forfeited are returned as treasury shares and available for future issuances.
During the three months ended March 31, 2024, our employees surrendered approximately one thousand shares of our common stock to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2023 and 2014 Omnibus Incentive Plans.
In May 2023, our stockholders approved a new 2023 Omnibus Incentive Plan which became effective on May 26, 2023. All future awards as of this date will be granted under the new plan, and awards granted previously under the 2014 Omnibus Incentive Plan will not be modified or impacted by this adoption. As of March 31, 2024, approximately 1.8 million of the 2.1 million shares of common stock authorized for issuance were available for issuance under the 2023 Omnibus Incentive Plan.
NOTE 14 - INCOME TAXES
Our provision for income taxes as a percentage of pretax earnings is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During both the three months ended March 31, 2024 and 2023, our effective tax rate 26.8%. The rates for each of the three months ended March 31, 2024 and 2023 were unfavorably impacted by certain expenses not being deductible for income tax reporting purposes.
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
The amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in millions):

	Three months ended March 31,
	2024	2023
Sales	$5.0	$4.0
Purchases	0.6	0.7
Rent	0.3	0.4
We had related party balances of approximately $1.7 million and $1.8 million included in accounts receivable on our Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively. These balances primarily represented trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, Chief Executive Officer and President serves on our board of directors, accounted for $1.5 million and $1.4 million of the related party accounts receivable balances as of March 31, 2024 and December 31, 2023, respectively. Additionally, M/I Homes, Inc. accounted for a significant portion of our related party sales during the three months ended March 31, 2024 and 2023.
NOTE 16 - COMMITMENTS AND CONTINGENCIES
Accrued General Liability and Auto Insurance
Accrued general liability and auto insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2024	December 31, 2023
Included in other current liabilities	$8.4	$9.1
Included in other long-term liabilities	20.1	16.3
	$28.5	$25.4
We also had insurance receivables and indemnification assets included on the Condensed Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above. The amounts were as follows (in millions):

	March 31, 2024	December 31, 2023
Insurance receivables and indemnification assets for claims under fully insured policies	$2.9	$1.7
Insurance receivables for claims that exceeded the stop loss limit	0.7	0.1
Total insurance receivables and indemnification assets included in other non-current assets	$3.6	$1.8
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
We have a supply agreement with variable pricing with one of our suppliers to purchase a portion of the materials we utilize in our business. This agreement is effective March 31, 2023 through March 31, 2026 with a purchase obligation of 12.0 million pounds for the period ending May 15, 2024, 14.4 million pounds for the period ending March 31, 2025 and 17.3 million pounds for the period ending March 31, 2026. Through March 31, 2024, we have purchased approximately 10.7 million pounds of materials under the agreement period ending May 15, 2024.
NOTE 17 - BUSINESS COMBINATIONS
As part of our ongoing strategy to expand geographically and increase market share in certain markets, as well as diversify our products and end markets, we completed one business combination and one insignificant tuck-in acquisition merged into an existing operation during the three months ended March 31, 2024 and two business combinations during the three months ended March 31, 2023. The largest of these acquisitions was Anchor Insulation Co., Inc. ("Anchor") in March 2023.
Below is a summary of each significant acquisition by year, including revenue and net income since date of acquisition shown for the year of acquisition. Net income includes amortization and taxes when appropriate.
For the three months ended March 31, 2024 (in millions):

						Three months ended March 31, 2024
2024 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income
Other	3/4/2024	Asset	$4.1	$0.6	$4.7	$0.4	$0.0
For the three months ended March 31, 2023 (in millions):

						Three months ended March 31, 2023
2023 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income
Anchor	3/12/2023	Share	$35.9	$2.7	$38.6	$2.2	$0.1
Other	2/13/2023	Asset	2.1	0.1	2.2	0.4	0.0
			$38.0	$2.8	$40.8	$2.6	$0.1
Acquisition-related costs recorded within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to $0.5 million and $0.6 million for the three months ended March 31, 2024 and 2023.
The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed (including the identifiable intangible assets). The goodwill recognized for Anchor reflects the value of its location, revenue enhancements, assembled workforce and other synergies that are expected to be realized from the acquisition. We expect to deduct approximately $1.6 million of goodwill for tax purposes as a result of 2024 acquisitions.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Purchase Price Allocations
The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in millions):

	Three months ended March 31, 2024	Three months ended March 31, 2023
	Other	Anchor	Other	Total
Estimated fair values:
Accounts receivable	$—	$5.0	$—	$5.0
Inventories	0.4	1.6	0.1	1.7
Other current assets	—	1.9	—	1.9
Property and equipment	0.3	2.3	0.4	2.7
Operating lease right-of-use asset	—	—	—	—
Intangibles	2.5	16.4	1.1	17.5
Goodwill	1.5	13.3	0.7	14.0
Other non-current assets	—	0.2	—	0.2
Accounts payable and other current liabilities	—	(2.1)	(0.1)	(2.2)
Fair value of assets acquired and purchase price	4.7	38.6	2.2	40.8
Less seller obligations	0.6	2.7	0.1	2.8
Cash paid	$4.1	$35.9	$2.1	$38.0
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
Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Any acquisition acquired after March 31, 2023 is deemed to be within the measurement period and its purchase price considered preliminary.
Goodwill and intangibles per the above table may not agree to the total gross increase of these assets as shown in Note 6, Goodwill and Intangibles, during each of the three months ended March 31, 2024 and 2023 due to adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added during the ordinary course of business. All acquisitions during the three months ended March 31, 2024 and 2023 had their respective goodwill assigned to our Installation operating segment.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Estimates of acquired intangible assets related to the acquisitions are as follows (in millions):

	For the three months ended March 31,
	2024		2023
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$1.7	12	$11.0	12
Trademarks and tradenames	0.6	15	5.4	15
Non-competition agreements	0.2	5	0.3	5
Backlog	—	0	0.8	1
Pro Forma Information
The unaudited pro forma information for the combined results of the Company has been prepared as if the 2024 acquisitions had taken place on January 1, 2023 and the 2023 acquisitions had taken place on January 1, 2022. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2023 and 2022, respectively, and the unaudited pro forma information does not purport to be indicative of future financial operating results (in millions, except per share data):

	Unaudited pro forma for the three months ended March 31,
	2024	2023
Net revenue	$693.6	$677.3
Net income	55.9	50.0
Basic net income per share	1.98	1.78
Diluted net income per share	1.97	1.77
Unaudited pro forma net income reflects additional intangible asset amortization expense of approximately $36 thousand and $0.7 million for the three months ended March 31, 2024 and 2023, respectively, as well as additional income tax expense of approximately $7 thousand and $0.3 million for the three months ended March 31, 2024 and 2023, respectively, that would have been recorded had the 2024 acquisitions taken place on January 1, 2023 and the 2023 acquisitions taken place on January 1, 2022.
NOTE 18 - INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.
Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method was approximately 214 thousand and 203 thousand shares for the three months ended March 31, 2024 and 2023. Shares of potential common stock that were not included in the calculation of diluted net income per common share because the effect would have been anti-dilutive were not material for the three months ended March 31, 2024 and 2023.
NOTE 19 - SUBSEQUENT EVENTS
We announced on May 9th, 2024 that our board of directors declared a quarterly dividend, payable on June 30, 2024 to stockholders of record on June 15, 2024, at a rate of 35.0 cents per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, as well as our 2023 Form 10-K.
OVERVIEW
We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products throughout the United States, including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving, mirrors and other products. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects in all 48 continental states and the District of Columbia from our national network of over 250 branch locations. During the three months ended March 31, 2024, 95% of our net revenue came from the service-based installation of these products across all of our end markets which forms our Installation operating segment and single reportable segment. In addition, two regional distribution operations serve the Midwest, Mountain West, Northeast and Mid-Atlantic regions of the United States, and we operate a cellulose manufacturing facility. We believe our business is well positioned to continue to profitably grow over the long-term due to our strong balance sheet, liquidity and our continuing acquisition strategy.
A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, inflation, consumer confidence, employment rates, housing inventory levels and affordability, foreclosure rates, the health of the economy and availability of mortgage financing.
2024 First Quarter Highlights
Net revenue increased 5.1%, or $33.6 million to $692.9 million, while gross profit increased 11.5% to $234.5 million during the three months ended March 31, 2024 compared to 2023. The increase in net revenue was primarily due to the 13.6% increase in Installation multi-family revenue, recent acquisitions and selling price increases. The increase in gross profit was primarily driven by selling price and product mix improvements and improved material costs, which were partially offset by higher labor costs and a (1.4)% decline in same-branch job volume. The 3.8% increase in our price/mix metric for our Installation segment was primarily due to a higher mix of multi-family jobs. Gross profit margin grew faster than revenue as we continued to prioritize profitability over sales volume. Specifically, gross profit outpaced sales growth due to higher selling prices compared to the prior year. Certain net revenue and industry metrics we use to monitor our operations are discussed in the "Key Measures of Performance" section below, and further details regarding results of our various end markets are discussed further in the "Net Revenue, Cost of Sales and Gross Profit" section below.
As of March 31, 2024, we had $399.9 million of cash and cash equivalents and we have not drawn on our revolving line of credit. This strong liquidity position allowed us to return capital to shareholders by increasing our regular quarterly dividend 6% over the first quarter of 2023 to $0.35 per share, or $10.0 million in the aggregate, during the three months ended March 31, 2024. We also increased our annual special dividend from $0.90 per share paid in the first quarter of 2023 to $1.60 a share, or a 78% increase, during the three months ended March 31, 2024.
In March 2024, we amended our existing Term Loan Credit Agreement which included the issuance of a new seven-year term loan in the amount of $500.0 million. We used the net proceeds to refinance the remaining $490.0 million on our previous term loan, pay fees and increase working capital. The new term loan will extend the maturity date of the prior term loan and reduce borrowing costs. See Note 7, Long-Term Debt, for more information on our new term loan.
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

The following table shows key measures of performance we utilize to evaluate our results:

	Three months ended March 31,
	2024	2023
Period-over-period Growth
Consolidated Sales Growth	5.1%	12.2%
Consolidated Same Branch Sales Growth (1)	2.9%	7.1%

Installation
Sales Growth (2)	5.3%	10.9%
Same Branch Sales Growth (1)(2)	3.1%	7.0%
Single-Family Sales Growth (3)	3.9%	1.6%
Single-Family Same Branch Sales Growth (1)(3)	1.5%	(2.6)%
Multi-Family Sales Growth (4)	13.6%	38.1%
Multi-Family Same Branch Sales Growth (1)(4)	13.0%	37.9%
Residential Sales Growth (5)	5.8%	7.4%
Residential Same Branch Sales Growth (1)(5)	3.8%	3.8%
Commercial Sales Growth (6)	2.8%	27.0%
Commercial Same Branch Sales Growth (1)(6)	(0.8)%	22.4%

Other
Sales Growth (7)	4.1%	45.3%
Same Branch Sales Growth (1)(7)	4.1%	12.9%

Same Branch Sales Growth - Installation (8)
Volume Growth (1)(9)	(1.4)%	(9.3)%
Price/Mix Growth (1)(10)	3.8%	16.5%

U.S. Housing Market (11)
Total Completions Growth	4.3%	11.7%
Single-Family Completions Growth	(5.8)%	1.4%
Multi-Family Completions Growth	27.3%	50.8%

(1)	Same-branch basis represents period-over-period growth for branch locations owned greater than 12 months as of each financial statement date.
(2)	Calculated based on period-over-period growth of all end markets for our Installation segment.
(3)	Calculated based on period-over-period growth in the single-family subset of the residential new construction end market for our Installation segment.
(4)	Calculated based on period-over-period growth in the multi-family subset of the residential new construction end market for our Installation segment.
(5)	Calculated based on period-over-period growth in the residential new construction end market for our Installation segment.
(6)	Calculated based on period-over-period growth in the total commercial end market for our Installation segment. Our commercial end market consists of heavy and light commercial projects.
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

(11)	U.S. Census Bureau data, as revised.

Net Revenue, Cost of Sales and Gross Profit
The components of gross profit were as follows (in millions):

	Three months ended March 31,
	2024	Change	2023
Net revenue	$692.9	5.1%	$659.3
Cost of sales	458.4	2.1%	448.9
Gross profit	$234.5	11.5%	$210.4
Gross profit percentage	33.8%		31.9%
Net revenue increased during the three months ended March 31, 2024 over the same period in 2023 as we increased same branch sales in both our single-family and multi-family residential new construction end markets combined with revenue contributions from our recent acquisitions. Same branch sales growth from the residential end markets showed an overall increase of 3.8% for the three months ended March 31, 2024 over the same period ended March 31, 2023. Installation selling price and product mix improvements also increased 3.8%, partially offset by same branch sales volume decline of (1.4)%. Multi-family same branch sales remained strong with period-over-period growth of 13.0%. Lastly, the Distribution operating segment, combined with our Manufacturing operating segment, further supported net revenue growth as it experienced 4.1% growth during the three months ended March 31, 2024.
As a percentage of net revenue, gross profit improved during the three months ended March 31, 2024 compared to the corresponding prior year period primarily on the strength of price/mix growth as well as leverage gained on material costs compared to the prior year. We continued to focus on profitability over volume gains, and the moderation of inflation and material supply chain issues that affected our business and industry in recent years contributed to our gross margin improvements. We will continue to work with our suppliers to lessen the impact on our margins and with our customers to offset further cost increases through selling price adjustments.
Operating Expenses
Operating expenses were as follows (in millions):

	Three months ended March 31,
	2024	Change	2023
Selling	$33.3	2.1%	$32.6
Percentage of total net revenue	4.8%		4.9%
Administrative	$102.6	14.6%	$89.5
Percentage of total net revenue	14.8%		13.6%
Amortization	$10.7	(6.1)%	$11.4
Percentage of total net revenue	1.5%		1.7%
Selling
The dollar increase in selling expenses for the three months ended March 31, 2024 compared to 2023 was primarily driven by an increase in selling wages, bonuses and commissions to support our increased net revenue. Selling expense as a percentage of sales decreased for the three months ended March 31, 2024 compared to 2023 primarily due to decreased compensation from changes in product mix and more profitable completed jobs.
Administrative
The dollar increase in administrative expenses for the three months ended March 31, 2024 compared to 2023 was primarily due to an increase in wages and benefits, which was attributable to both acquisitions and organic growth as well as favorable company performance. Facility and insurance cost increases due to inflationary pressures also factored into the overall increase in administrative operating expenses. Administrative expenses increased as a percentage of sales for the three months ended March 31, 2024 compared to 2023 primarily due to higher salaries and bonuses due to higher profitability.
Amortization
Amortization expense for the three months ended March 31, 2024 compared to 2023 decreased primarily due to the acquisition of fewer finite-lived intangible assets.

Other Expense, Net
Other expense, net was as follows (in millions):

	Three months ended March 31,
	2024	Change	2023
Interest expense, net	$11.9	22.7%	$9.7
Other (income)	(0.4)	100.0%	(0.2)
Total other expense, net	$11.5		$9.5
The increase in interest expense, net during the three months ended March 31, 2024 compared to 2023 was primarily due to increased interest expense due to term loan refinancing costs, partially offset by increased interest income on various bank accounts.
Income Tax Provision
Income tax provision and effective tax rates were as follows (in millions):

	Three months ended March 31,
	2024	2023
Income tax provision	$20.5	$18.1
Effective tax rate	26.8%	26.8%
The effective tax rate for each of the three months ended March 31, 2024 and 2023 was unfavorably impacted by certain expenses not being deductible for income tax reporting purposes.
Other Comprehensive Income (Loss), Net of Tax
Other comprehensive income (loss), net of tax was as follows (in millions):

	Three months ended March 31,
	2024	2023
Net change on cash flow hedges, net of taxes	$4.7	$(6.3)
During the three months ended March 31, 2024, we recorded unrealized gains of $3.9 million, net of taxes, on our cash flow hedges due to the changes in the market's expectations for future long-term interest rates relative to our three active interest rate swaps and our two forward interest rate swaps. During the three months ended March 31, 2023, we recorded unrealized losses of $7.1 million, net of tax, on our cash flow hedges due to the market's expectations for lower interest rates in the future relative to our three existing interest rate swaps and our two forward interest rate swaps.
During each of the three months ended March 31, 2024 and 2023, we amortized $1.1 million of our remaining unrealized gains and losses, net, on our terminated cash flow hedges to interest expense, not including the offsetting tax effects of $0.3 million in each period.
KEY FACTORS AFFECTING OUR OPERATING RESULTS
Inflation, Housing Affordability and Interest Rates
Inflation that affected the economy as a whole in 2022 began moderating in 2023 as the Federal Reserve took actions to stabilize inflation by raising the federal funds rate multiple times through July 2023. Since September 2022, this raised the 30-year fixed rate mortgage average in the United States to over 6% for the first time since 2008. These rate-driven pressures began to curtail housing demand beginning in the second half of 2022 as mortgage financing affordability was reduced. Inflation rates in 2024 have remained above the 2% stated target, leading the Federal Reserve to signal plans to keep the federal funds rate higher for longer than the market was anticipating. We expect to be somewhat impacted by these headwinds in 2024.

Trends in the Construction Industry
Activity in the residential homebuilding market remains resilient as non-seasonally adjusted single-family starts, our largest end market, increased 27.1% per the U.S. Census Bureau for the three months ended March 31, 2024 compared to the same period in 2023. Overall, stable employment and near historic lows in existing home inventory levels continue to support demand for residential new construction activity despite the affordability concerns. As a result, while we expect cyclicality to continue in the housing industry, we believe the long-term opportunities in our residential and commercial end markets are favorable. Our largest customers are publicly traded homebuilders, and these builders have been able to increase affordability by offering mortgage rate buydowns as incentives to their customers. Regarding the repair and remodel markets, many existing homeowners are locked into low interest mortgages and an aging housing stock exists in many areas of the United States. We expect these two factors, combined with incentives from the Inflation Reduction Act of 2022, to drive growth in the repair and remodel markets we service.
Cost and Availability of Materials
We typically purchase the materials we use in our business directly from manufacturers. The industry supply of these materials has experienced multiple periods of supply shortages since 2020 due to strong demand and effects from the COVID-19 pandemic. In order to meet customer demand during these shortages, we have purchased a limited amount of materials from distributors and home centers at a premium to what we typically would purchase directly from manufacturers, therefore reducing gross profit. The supply chain issues for some products have moderated, however, we expect these challenges to persist to a certain degree in 2024.
In addition, we experience price increases due to supply shortages and general economic inflationary pressures from our suppliers from time to time, and we anticipate that we will experience additional price increases in 2024. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations in 2024, to the extent that price increases cannot be passed on to our customers. Our selling price increases were able to support most material cost increases in 2023 and the first quarter of 2024, but we may have more difficulty raising prices throughout the 2024 fiscal year if housing demand slows. We will continue to work with our customers to adjust selling prices to offset higher costs as they occur.
Cost of Labor
Our business is labor intensive and the majority of our employees work as installers on local construction sites. We expect to spend more to hire, train and retain installers to support our growing business in 2024, as tight labor availability continues within the construction industry. Our workers’ compensation costs also continue to rise as we increase our coverage for additional personnel. Inflation and market competition caused our labor costs as a percentage of revenue to increase during the three months ended March 31, 2024 compared to 2023.
Our employee retention rates remained better than industry averages in the three months ended March 31, 2024. We believe this is a result of our strong culture and the various programs meant to benefit our employees, including our financial wellness plan, emotional well-being coaching, longevity stock compensation plan and comprehensive benefit packages we offer. We also provide assistance from the Installed Building Products Foundation meant to benefit our employees, their families and their communities. While improved retention drives lower costs to recruit and train new employees, resulting in greater installer productivity, these improvements are somewhat offset by the additional costs of these incentives.
LIQUIDITY AND CAPITAL RESOURCES
Our capital resources primarily consist of cash from operations and borrowings under our various debt agreements and capital equipment leases and loans. As of March 31, 2024, we had cash and cash equivalents of $399.9 million as well as access to $250.0 million under our asset-based lending credit facility (as defined below), less $5.8 million of outstanding letters of credit, resulting in total liquidity of $644.1 million. Liquidity may also be limited in the future by certain cash collateral limitations under our asset-based credit facility (as defined below), depending on the status of our borrowing base availability.
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
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our business needs, commitments and contractual obligations for at least the next 12 months as evidenced by our net positive cash flows from operations for the three months ended March 31, 2024. We believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions, but we cannot guarantee that such financing will be available on favorable terms, or at all. In the short-term, we expect the seasonal trends we typically experience to return, including higher sales in the spring and summer than the fall and winter. This could affect the timing of cash collections and payments during each quarter of 2024.
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
In "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2023 Form 10-K, we disclosed that we had $1.1 billion aggregate long-term material cash requirements as of December 31, 2023. In addition to these commitments, we have a long-term commitment to purchase 43.7 million pounds of material with variable pricing through March 2026. See Note 16, Commitments and Contingencies, for more information on this commitment. Additionally, we extended our term loan via a refinancing during the three months ended March 31, 2024 which will extend the maturity date by more than 2 years and require an additional $10.0 million in principal payments. No other material changes to our cash requirements during the period covered by this Quarterly Report on Form 10-Q outside of the normal course of our business.
Sources and Uses of Cash and Related Trends
Working Capital
We carefully manage our working capital and operating expenses. As of March 31, 2024 and December 31, 2023, our working capital including cash and cash equivalents was $739.5 million and $723.6 million, respectively. The increase in 2024 was primarily due to additional cash of $13.4 million resulting from the $84.8 million of cash earned from operations and $4.4 million in net proceeds from the New Term Loan offset by the payment of our annual and quarterly dividends, acquisition activity and purchases of capital equipment. Inventories increased by $8.3 million as a result of higher warehoused material levels due to consolidated sales growth. Accrued compensation decreased by $12.4 million primarily due to lower accrued bonus and incentive compensation during the first quarter. These increases were partially offset by other current assets decreasing by $14.7 million resulting from decreases in certain receivables and prepaid assets.
The following table summarizes our cash flow activity (in millions):

	Three months ended March 31,
	2024	2023
Net cash provided by operating activities	$84.8	$73.8
Net cash used in investing activities	(21.1)	(47.6)
Net cash used in financing activities	(50.3)	(37.1)
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
Net cash provided by operating activities increased from 2023 to 2024 primarily due to the increases in net income, changes in certain working capital requirements and various noncash adjustments, partially offset by increases of our accounts receivable and inventory balances.
Cash Flows from Investing Activities
Sources of cash from investing activities consist primarily of proceeds from the sales of property and equipment, settlements with interest rate swap counterparties and, periodically, maturities from short term investments. Cash used in investing activities consists primarily of purchases of property and equipment, payments for acquisitions and, periodically, purchases of short term investments.
Net cash used in investing activities decreased from 2023 to 2024 primarily due to less spending on acquisitions during the three months ended March 31, 2024, partially offset by the increase in spending on property and equipment in 2024 to support our growing business.
Cash Flows from Financing Activities
Our sources of cash from financing activities consist of proceeds from the issuances of vehicle and equipment notes payable and, periodically, other sources of debt financing. Cash used in financing activities consists primarily of debt repayments, acquisition-related obligations, dividends and stock repurchases.
Net cash used in financing activities increased from 2023 to 2024 primarily due to dividends paid and debt issuance costs during the three months ended March 31, 2024. The increase was partially offset by net proceeds from the New Term Loan. See Note 12, Stockholders' Equity, for more information on the dividends paid.
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
Credit Facilities
Term Loan Facility
In December 2021, we amended our previous $500 million, seven-year term loan facility due December 2028 under our credit agreement (the “Term Loan Agreement”), dated as of December 14, 2021 with Royal Bank of Canada as the administrative agent and collateral agent thereunder.
In April 2023, we notified the lenders on our previous term loan under our Term Loan Agreement that we elected to trigger a benchmark replacement from LIBOR to the Secured Overnight Financing Rate ("Term SOFR"). The previous term loan was subsequently amended on April 28, 2023 (the "First Amendment") to implement Term SOFR as the benchmark rate and includes a credit spread adjustment of 0.11%, 0.26% and 0.43% for interest periods of one month, three months and six months, respectively, and it is subject to the same floor as currently set forth in the Term Loan Agreement.

In August 2023, we amended and restated our previous term loan (the "Second Amendment"). The Second Amendment effects a repricing of the interest rate applicable to the existing term loans thereunder from Term SOFR plus 2.25% to Term SOFR plus 2.00%. The Second Amendment also establishes an alternate base rate equal to the highest of (i) the federal funds rate plus 1/2 of 1.00%, (ii) the prime rate and (iii) the Term SOFR rate for an interest period of one month plus 1.00%. The Second Amendment also states that there will be a six-month protection provision during which a 1.00% premium would be charged in connection with certain repricing transactions.
In March 2024, we entered into Amendment No. 3 to our Term Loan Credit Agreement ("Third Amendment"). The Third Amendment amended certain terms of the existing Term Loan Credit Agreement and allowed for the issuance of a new term loan ("New Term Loan") in the amount of $500.0 million which will mature on March 28, 2031. Net proceeds of the New Term Loan were used to refinance the remaining $490.0 million on our previous term loan, pay fees and increase working capital. The New Term Loan does not have any financial maintenance covenants, eliminates the credit spread adjustment and the floor is reduced to 0.00%. The New Term Loan bears interest, at our option, at a rate equal to either: Term SOFR plus 2.00% per annum, or an alternative base rate plus 1.00%. The New Term Loan also includes (i) a six-month “soft call” protection provision during which a 1.00% premium will be charged in connection with certain repricing transactions, and (ii) a 50 basis points most favored nation protection for 12 months following the effective date. The New Term Loan amortizes in quarterly principal payments of $1.25 million starting on June 30, 2024, with any remaining unpaid balances due on the maturity date of March 28, 2031. As of March 31, 2024, we had $495.4 million, net of unamortized debt issuance costs, due on our New Term Loan.
Subject to certain exceptions, the New Term Loan will be subject to mandatory prepayments of (i) 100% of the net cash proceeds from issuances or incurrence of debt by the Company or any of its restricted subsidiaries (other than with respect to certain permitted indebtedness (excluding any refinancing indebtedness); (ii) 100% (with step-downs to 50% and 0% based on achievement of specified net leverage ratios) of the net cash proceeds from certain sales or dispositions of assets by the Company or any of its restricted subsidiaries in excess of a certain amount and subject to reinvestment provision and certain other exception; and (iii) 50% (with step-downs to 25% and 0% based upon achievement of specified net leverage ratios) of excess cash flow of the Company and its restricted subsidiaries in excess of $15.0 million, subject to certain exceptions and limitations.
Asset-based Lending Credit Agreement
In February 2022, we amended and extended the term of our asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement increased the commitment under the asset-based lending credit facility (the “ABL Revolver”) to $250.0 million from $200.0 million, and permits us to further increase the commitment amount up to $300.0 million. The amendment also extends the maturity date from September 26, 2024 to February 17, 2027. The ABL Revolver bears interest at either the base rate or the Secured Overnight Financing Rate ("Term SOFR"), at our election, plus a margin of 0.25% or 0.50% in the case of base rate loans or 1.25% or 1.50% for Term SOFR advances (in each case based on a measure of availability under the ABL Credit Agreement). The amendment also allows for modification of specified fees dependent upon achieving certain sustainability targets, in addition to making other modifications to the ABL Credit Agreement. In connection with the Term Loan Agreement, we entered into a third amendment to the ABL/Term Loan Intercreditor Agreement with Bank of America, N.A., as ABL Agent for the lenders under the ABL Credit Agreement, and Royal Bank of Canada as collateral agent under the Term Loan Agreement. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of March 31, 2024 was $244.2 million.
All of the obligations under the New Term Loan and ABL Revolver are guaranteed by all of the Company’s existing restricted subsidiaries and will be guaranteed by the Company’s future restricted subsidiaries. Additionally, all obligations under the New Term Loan and ABL Revolver, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and the guarantors, subject to certain exceptions and permitted liens, including a first-priority security interest in such assets that constitute ABL Priority Collateral, as defined in the ABL Credit Agreement, and a second- priority security interest in such assets that constitute Term Loan Priority Collateral, as defined in the Term Loan Agreement.
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
At March 31, 2024, we were in compliance with all applicable covenants under the Term Loan Agreement, ABL Credit Agreement and the Senior Notes.
Derivative Instruments
As of March 31, 2024, we had three active interest rate swaps with maturity dates of December 31, 2025 and two forward interest rate swaps with maturity dates of December 14, 2028. When combined, these five swaps serve to hedge $400.0 million of the variable cash flows on our Term Loan through December 14, 2028. For further information about our interest rate swaps, see Note 11, Derivatives and Hedging Activities. The assets associated with the interest rate swaps are included in current assets and other non-current assets on the Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.
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
Total outstanding loan balances relating to our Master Loan and Equipment Agreements were $80.7 million as of March 31, 2024 and $83.0 million as of December 31, 2023, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.
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
The following table summarizes our outstanding bonds, letters of credit and cash-collateral (in millions):

As of March 31, 2024
Performance bonds	$98.4
Insurance letters of credit and cash collateral	71.2
Permit and license bonds	10.8
Total bonds and letters of credit	$180.4
We have $62.9 million included in our insurance letters of credit in the above table that are unsecured and therefore do not reduce total liquidity.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported using different assumptions or under different conditions. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2024 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2023 Form 10-K.
Recent Accounting Pronouncements
For a description of recently issued and/or adopted accounting pronouncements, see Note 2, Significant Accounting Policies, to our audited consolidated financial statements included in our 2023 Form 10-K.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market and the commercial market, our operations, economic and industry conditions, our financial and business model, payments of dividends, the demand for our services and product offerings, trends in the commercial business, expansion of our national footprint and diversification, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability, our efforts to navigate the material pricing environment, our ability to increase selling prices, our material and labor costs, supply chain and material constraints and expectations for demand for our services and our earnings in 2024 and 2025. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation the general economic and industry conditions; increases in mortgage interest rates and rising home prices; inflation and interest rates; the material price and supply environment; the timing of increases in our selling prices; the risk that the Company may reduce, suspend or eliminate dividend payments in the future; and the factors discussed in the “Risk Factors” section of our 2023 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC. In addition, any future declaration of dividends will be subject to the final determination of our Board of Directors. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of March 31, 2024, we had $500.0 million outstanding on our Term Loan, gross of unamortized debt issuance costs, no outstanding borrowings on our ABL Revolver and no outstanding borrowings under finance leases subject to variable interest rates. As of March 31, 2024, we had three active and two forward interest rate swaps which, when combined, serve to hedge $400.0 million of the variable cash flows on our Term Loan until its maturity unless extended. As a result, total variable rate debt of $100.0 million was exposed to market risks as of March 31, 2024. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $1.0 million. Our Senior Notes accrue interest at a fixed rate of 5.75%.
For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 1. Financial Statements, Note 16, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.
Item 1A. Risk Factors
As of the date of this report, there have been no material changes from the risk factors disclosed in our 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the stock repurchase activity, including shares surrendered by employees in connection with the vesting of restricted stock awards, for the three months ended March 31, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
January 1 - January 31, 2024 (1)	1,153	$180.65	—	$—
February 1 - February 29, 2024	—	—	—	—
March 1 - March 31, 2024 (1)	11	234.30	—	300.0	million
	1,164	$181.16	—	$300.0	million
(1)Represents shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 3,758 shares of restricted stock awarded under our 2014 Omnibus Incentive Plan.
(2)On February 22, 2024, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $300.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2025. We did not repurchase any common stock under our stock repurchase programs during the three months ended March 31, 2024. For further information about our stock repurchase program, see Note 12, Stockholders' Equity.
Item 3. Defaults Upon Senior Securities
There have been no material defaults in senior securities.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
(a)(3) Exhibits
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1
Third Amendment to Term Loan Credit Agreement, dated as of March 28, 2024, by and among Installed Building Products, Inc, the other loan parties thereto, Royal Bank of Canada, as term administrative agent and as term collateral agent and the lenders party thereto (incorporated by reference to the Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 28, 2024).

10.2#*	Form of Restricted Stock Agreement for awards granted to non-employee directors under the 2023 Omnibus Incentive Plan.

31.1*	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

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

Date: May 9, 2024

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer