Form 10-Q
period 2024-09-30
Installed Building Products, Inc.
filed 2024-11-07
CIK 1580905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
On October 31, 2024, the registrant had 28,141,732 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share and per share amounts)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$406.2	$386.5
Accounts receivable (less allowance for credit losses of $11.4 and $11.2 at September 30, 2024 and December 31, 2023, respectively)	451.0	423.3
Inventories	182.3	162.8
Prepaid expenses and other current assets	85.3	97.4
Total current assets	1,124.8	1,070.0
Property and equipment, net	167.0	137.2
Operating lease right-of-use assets	86.1	78.1
Goodwill	415.1	398.8
Customer relationships, net	169.6	179.6
Other intangibles, net	86.2	89.1
Other non-current assets	23.7	28.5
Total assets	$2,072.5	$1,981.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$31.5	$32.2
Current maturities of operating lease obligations	31.2	28.3
Current maturities of finance lease obligations	2.8	2.7
Accounts payable	169.4	158.6
Accrued compensation	68.6	59.6
Other current liabilities	73.2	65.0
Total current liabilities	376.7	346.4
Long-term debt	840.8	835.1
Operating lease obligations	54.6	49.9
Finance lease obligations	6.0	6.6
Deferred income taxes	22.1	24.5
Other long-term liabilities	55.9	48.5
Total liabilities	1,356.1	1,311.0
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 33,713,662 and 33,587,701 issued and 28,141,744 and 28,367,338 shares outstanding at September 30, 2024 and December 31, 2023, respectively	0.3	0.3
Additional paid in capital	257.0	244.7
Retained earnings	808.4	693.8
Treasury stock; at cost: 5,571,918 and 5,220,363 shares at September 30, 2024 and December 31, 2023, respectively	(377.1)	(302.2)
Accumulated other comprehensive income	27.8	33.7
Total stockholders’ equity	716.4	670.3
Total liabilities and stockholders’ equity	$2,072.5	$1,981.3

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in millions, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net revenue	$760.6	$706.5	$2,191.1	$2,057.9
Cost of sales	503.8	464.4	1,448.4	1,372.9
Gross profit	256.8	242.1	742.7	685.0
Operating expenses
Selling	35.8	32.0	103.6	97.5
Administrative	109.2	96.8	318.5	282.3
Asset impairment	—	—	4.9	—
Amortization	10.5	11.0	31.7	33.7
Operating income	101.3	102.3	284.0	271.5
Other expense, net
Interest expense, net	7.7	9.7	27.8	29.2
Other (income)	(0.3)	(0.2)	(0.8)	(0.5)
Income before income taxes	93.9	92.8	257.0	242.8
Income tax provision	25.3	24.8	67.3	63.9
Net income	$68.6	$68.0	$189.7	$178.9
Other comprehensive (loss) income, net of tax:
Net change on cash flow hedges, net of tax benefit (provision) of $3.8 and $(2.0) for the three months ended September 30, 2024 and 2023, respectively, and $2.1 and $(1.6) for the nine months ended September 30, 2024 and 2023, respectively	(10.6)	5.5	(5.9)	4.6
Comprehensive income	$58.0	$73.5	$183.8	$183.5
Earnings per share:
Basic	$2.45	$2.41	$6.75	$6.35
Diluted	$2.44	$2.40	$6.71	$6.32
Weighted average shares outstanding:
Basic	27,986,997	28,204,328	28,110,587	28,151,899
Diluted	28,116,557	28,318,633	28,272,667	28,290,533

Cash dividends declared per share	$0.35	$0.33	$2.65	$1.89

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2024
(in millions, except share and per share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - July 1, 2023	33,582,403	$0.3	$236.1	$579.7	(5,171,835)	$(295.1)	$39.7	$560.7
Net income				68.0				68.0
Issuance of common stock awards to employees	46	—	—					—
Surrender of common stock awards					(959)	—		—
Share-based compensation expense			3.2					3.2
Share-based compensation issued to directors			0.2					0.2
Dividends declared ($0.33 per share)				(9.4)				(9.4)
Other comprehensive income, net of tax							5.5	5.5
BALANCE - September 30, 2023	33,582,449	$0.3	$239.5	$638.3	(5,172,794)	$(295.1)	$45.2	$628.2

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - July 1, 2024	33,706,380	$0.3	$252.9	$749.6	(5,471,918)	$(355.9)	$38.4	$685.3
Net income				68.6				68.6
Issuance of common stock awards to employees	7,282	—	—					—
Share-based compensation expense			3.9					3.9
Share-based compensation issued to directors			0.2					0.2
Dividends declared ($0.35 per share)				(9.8)				(9.8)
Common stock repurchase, inclusive of excise tax obligation					(100,000)	(21.2)		(21.2)
Other comprehensive (loss), net of tax							(10.6)	(10.6)
BALANCE - September 30, 2024	33,713,662	$0.3	$257.0	$808.4	(5,571,918)	$(377.1)	$27.8	$716.4

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2024
(in millions, except share and per shares amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2023	33,429,557	$0.3	$228.8	$513.1	(5,123,075)	$(289.3)	$40.6	$493.5
Net income				178.9				178.9
Issuance of common stock awards to employees	146,354	—	—					—
Surrender of common stock awards					(49,719)	(5.8)		(5.8)
Share-based compensation expense			10.2					10.2
Share-based compensation issued to directors	6,538		0.5					0.5
Dividends declared ($1.89 per share)				(53.7)				(53.7)
Other comprehensive income, net of tax							4.6	4.6
BALANCE - September 30, 2023	33,582,449	$0.3	$239.5	$638.3	(5,172,794)	$(295.1)	$45.2	$628.2

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2024	33,587,701	$0.3	$244.7	$693.8	(5,220,363)	$(302.2)	$33.7	$670.3
Net income				189.7				189.7
Issuance of common stock awards to employees	121,775	—	—					—
Surrender of common stock awards					(36,691)	(8.0)		(8.0)
Share-based compensation expense			11.7					11.7
Share-based compensation issued to directors	4,186		0.6					0.6
Dividends declared ($2.65 per share)				(75.1)				(75.1)
Common stock repurchase, inclusive of excise tax obligation					(314,864)	(66.9)		(66.9)
Other comprehensive (loss), net of tax							(5.9)	(5.9)
BALANCE - September 30, 2024	33,713,662	$0.3	$257.0	$808.4	(5,571,918)	$(377.1)	$27.8	$716.4

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$189.7	$178.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	43.1	38.7
Amortization of operating lease right-of-use assets	24.4	21.7
Amortization of intangibles	31.7	33.7
Amortization of deferred financing costs and debt discount	1.2	1.4
Provision for credit losses	4.9	4.4
Write-off of debt issuance costs	1.1	0.9
Gain on sale of property and equipment	(1.6)	(1.5)
Non-cash stock compensation	13.2	10.6
Asset impairment	4.9	—
Other, net	(10.3)	(8.8)
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(31.5)	(28.7)
Inventories	(16.4)	18.7
Other assets	5.3	10.7
Accounts payable	7.5	(8.3)
Income taxes receivable/payable	4.6	(0.2)
Other liabilities	(6.6)	(21.7)
Net cash provided by operating activities	265.2	250.5
Cash flows from investing activities
Purchases of property and equipment	(66.7)	(46.9)
Acquisitions of businesses, net of cash acquired of $— in 2024 and 2023, respectively	(41.9)	(44.8)
Proceeds from sale of property and equipment	2.4	2.1
Settlements with interest rate swap counterparties	13.6	12.2
Other	(1.8)	(0.5)
Net cash used in investing activities	$(94.4)	$(77.9)

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, CONTINUED)
(in millions)

	Nine months ended September 30,
	2024	2023
Cash flows from financing activities
Proceeds from Term Loan	$142.9	$—
Payments on Term Loan	(135.5)	(3.7)
Proceeds from vehicle and equipment notes payable	18.8	28.4
Debt issuance costs	(1.5)	(0.4)
Principal payments on long-term debt	(22.7)	(22.2)
Principal payments on finance lease obligations	(2.2)	(2.2)
Dividends paid	(75.0)	(53.8)
Acquisition-related obligations	(1.5)	(2.7)
Repurchase of common stock	(66.4)	—
Surrender of common stock awards by employees	(8.0)	(5.8)
Net cash used in financing activities	(151.1)	(62.4)
Net change in cash and cash equivalents	19.7	110.2
Cash and cash equivalents at beginning of period	386.5	229.6
Cash and cash equivalents at end of period	$406.2	$339.8
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$37.0	$36.3
Income taxes, net of refunds	62.8	64.2
Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$31.5	$23.2
Property and equipment obtained in exchange for finance lease obligations	1.9	2.9
Seller obligations in connection with acquisition of businesses	3.8	8.3
Unpaid purchases of property and equipment included in accounts payable	5.5	1.9
Accrued excise tax on common stock repurchases	0.5	—

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
Our interim operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected in future operating quarters.
Note 2 to the audited consolidated financial statements in our 2023 Form 10-K describes the significant accounting policies and estimates used in preparation of the audited consolidated financial statements. Other than the recently implemented accounting policy described below, there have been no changes to our significant accounting policies during the nine months ended September 30, 2024.
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

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
Installation:
Residential new construction	$548.8	72%	$518.1	73%	$1,594.0	73%	$1,488.9	72%
Repair and remodel	44.9	6%	37.8	6%	127.5	6%	114.4	6%
Commercial	120.0	16%	105.3	15%	345.4	15%	332.5	16%
Net revenue, Installation	$713.7	94%	$661.2	94%	$2,066.9	94%	$1,935.8	94%
Other	46.9	6%	45.3	6%	124.2	6%	122.1	6%
Net revenue, as reported	$760.6	100%	$706.5	100%	$2,191.1	100%	$2,057.9	100%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
Installation:
Insulation	$450.2	59%	$424.2	60%	$1,325.9	60%	$1,235.1	60%
Shower doors, shelving and mirrors	55.0	7%	48.2	7%	157.3	7%	141.6	7%
Garage doors	45.3	6%	40.6	6%	131.2	6%	124.8	6%
Waterproofing	39.2	5%	36.2	5%	104.4	5%	99.1	5%
Rain gutters	34.6	5%	31.2	4%	94.1	4%	88.6	4%
Fireproofing/firestopping	21.3	3%	18.9	3%	64.4	3%	53.9	3%
Window blinds	19.5	3%	16.1	2%	56.7	3%	48.3	2%
Other building products	48.6	6%	45.8	7%	132.9	6%	144.4	7%
Net revenue, Installation	$713.7	94%	$661.2	94%	$2,066.9	94%	$1,935.8	94%
Other	46.9	6%	45.3	6%	124.2	6%	122.1	6%
Net revenue, as reported	$760.6	100%	$706.5	100%	$2,191.1	100%	$2,057.9	100%
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
Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in millions):

	September 30, 2024	December 31, 2023
Contract assets	$38.1	$31.7
Contract liabilities	(20.7)	(19.0)
Uncompleted contracts were as follows (in millions):

	September 30, 2024	December 31, 2023
Costs incurred on uncompleted contracts	$273.0	$268.9
Estimated earnings	138.9	124.4
Total	411.9	393.3
Less: Billings to date	384.6	371.7
Net under billings	$27.3	$21.6
Net under billings were as follows (in millions):

	September 30, 2024	December 31, 2023
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$38.1	$31.7
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(10.8)	(10.1)
Net under billings	$27.3	$21.6
The difference between contract assets and contract liabilities as of September 30, 2024 compared to December 31, 2023 is primarily the result of timing differences between our performance of obligations under contracts and customer payments and billings. During the three and nine months ended September 30, 2024, we recognized $0.5 million and $17.6 million of revenue that was included in the contract liability balance at December 31, 2023. We did not recognize any impairment losses on our contract assets during the three and nine months ended September 30, 2024 or 2023.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $126.2 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.
NOTE 4 - CREDIT LOSSES
Our expected loss allowance methodology for accounts receivable is developed using historical experience, present economic conditions and other factors management considers relevant to estimate expected credit losses. We also perform ongoing evaluations of creditworthiness of our existing and potential customers.
Changes in our allowance for credit losses were as follows (in millions):

Balance as of January 1, 2024	$11.2
Current period provision	4.9
Recoveries collected and additions	0.7
Amounts written off	(5.4)
Balance as of September 30, 2024	$11.4
NOTE 5 - CASH AND CASH EQUIVALENTS
Cash and cash equivalents include money market funds which are highly liquid instruments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase. These money market funds amounted to approximately $368.7 million and $344.8 million as of September 30, 2024 and December 31, 2023, respectively. See Note 9, Fair Value Measurements, for additional information.
NOTE 6 - GOODWILL AND INTANGIBLES
Goodwill
The change in carrying amount of goodwill by reporting segment was as follows (in millions):

	Installation	Other	Consolidated
Goodwill (gross) - January 1, 2024	$375.2	$93.6	$468.8
Business combinations	15.6	0.6	16.2
Other adjustments	0.1	—	0.1
Goodwill (gross) - September 30, 2024	390.9	94.2	485.1
Accumulated impairment losses	(70.0)	—	(70.0)
Goodwill (net) - September 30, 2024	$320.9	$94.2	$415.1
Other adjustments presented in the above table primarily include one immaterial acquisition and adjustments for the allocation of certain acquisitions still under measurement made during the nine months ended September 30, 2024.
We test goodwill for impairment annually during the fourth quarter of our fiscal year or earlier if there is an impairment indicator. The accumulated impairment losses included within the above table were all associated with the Installation segment and substantially all of the impairment losses were recorded prior to the year ended December 31, 2010. During the nine months ended September 30, 2024, we made the determination to wind down one of our branches. The fair value of the impaired goodwill associated with this branch was not material.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangibles, net
The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in millions):

	As of September 30,			As of December 31,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$369.4	$199.8	$169.6	$357.4	$177.8	$179.6
Covenants not-to-compete	33.1	26.3	6.8	32.1	23.7	8.4
Trademarks and tradenames	132.6	53.2	79.4	128.0	47.4	80.6
Backlog	21.6	21.6	—	21.6	21.5	0.1
	$556.7	$300.9	$255.8	$539.1	$270.4	$268.7
The gross carrying amount of intangibles increased during the nine months ended September 30, 2024 primarily due to business combinations, offset by a $4.6 million intangible impairment charge related to the wind down of a single branch. For more information on business combinations and asset impairments, see Note 17, Business Combinations and Note 9, Fair Value Measurements, respectively.
Remaining estimated aggregate annual amortization expense is as follows (amounts, in millions, are for the fiscal year ended):

Remainder of 2024	$10.4
2025	36.9
2026	32.9
2027	28.6
2028	25.2
Thereafter	121.8
NOTE 7 - LONG-TERM DEBT
Long-term debt consisted of the following (in millions):

	As of September 30,	As of December 31,
	2024	2023
Senior Notes due 2028, net of unamortized debt issuance costs of $2.0 and $2.5, respectively	$298.0	$297.5
Term loan, net of unamortized debt issuance costs of $4.3 and $4.4, respectively	493.2	485.6
Vehicle and equipment notes, maturing through September 2029; payable in various monthly installments, including interest rates ranging from 1.9% to 7.3%	79.7	83.0
Various notes payable, maturing through July 2027; payable in various annual installments, including interest rate at 5.0%	1.4	1.2
	872.3	867.3
Less: current maturities	(31.5)	(32.2)
Long-term debt, less current maturities	$840.8	$835.1

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Remaining required repayments of debt principal, gross of unamortized debt issuance costs, as of September 30, 2024 are as follows (in millions):

Remainder of 2024	$8.1
2025	30.5
2026	26.2
2027	21.7
2028	314.2
Thereafter	477.9
Term Loan Agreement Amendment
In March 2024, we entered into Amendment No. 3 to our Term Loan Credit Agreement ("Third Amendment"). The Third Amendment amended certain terms of the existing seven-year term loan facility due December 2028, as amended (the "Term Loan Credit Agreement") and allowed for the issuance of a new term loan ("New Term Loan") in the amount of $500.0 million which will mature on March 28, 2031. Net proceeds of the New Term Loan were used to refinance the remaining $490.0 million on our existing term loan, pay fees and increase working capital. The New Term Loan does not have any financial maintenance covenants, eliminates the credit spread adjustment and the floor is reduced to 0.00%. The New Term Loan bears interest, at our option, at a rate equal to either: the adjusted term secured overnight financing rate plus 2.00% per annum, or an alternative base rate plus 1.00%. The New Term Loan also includes (i) a six-month “soft call” protection provision during which a 1.00% premium will be charged in connection with certain repricing transactions, and (ii) a 50 basis points most favored nation protection for 12 months following the effective date. As of September 30, 2024, we had $493.2 million, net of unamortized debt issuance costs, due on our New Term Loan. We have various interest rates swaps that serve to hedge $400.0 million of the variable cash flows on our New Term Loan through December 14, 2028. For further information about our interest rate swaps, see Note 11, Derivatives and Hedging Activities.
We wrote off $1.1 million and $0.5 million in previously capitalized loan costs during the nine months ended September 30, 2024 and 2023, respectively. In addition, we expensed $3.1 million and $0.4 million in loan costs that did not meet the requirements for capitalization during the nine months ended September 30, 2024 and 2023, respectively.
NOTE 8 - LEASES
We lease various assets in the ordinary course of business as follows: warehouses to store our materials and perform staging activities for certain products we install, various office spaces for selling and administrative activities to support our business, and certain vehicles and equipment to facilitate our operations, including, but not limited to, trucks, forklifts and office equipment. During the nine months ended September 30, 2024, we impaired the operating lease right-of-use asset for one of our branches due to its wind down, as described in Note 9, Fair Value Measurements.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets (in millions):

		As of September 30,	As of December 31,
	Classification	2024	2023
Assets
Non-Current
Operating	Operating lease right-of-use assets	$86.1	$78.1
Finance	Property and equipment, net	8.6	9.1
Total lease assets		$94.7	$87.2
Liabilities
Current
Operating	Current maturities of operating lease obligations	$31.2	$28.3
Financing	Current maturities of finance lease obligations	2.8	2.7
Non-Current
Operating	Operating lease obligations	54.6	49.9
Financing	Finance lease obligations	6.0	6.6
Total lease liabilities		$94.6	$87.5

Weighted-average remaining lease term:
Operating leases		3.5 years	3.6 years
Finance leases		3.2 years	3.5 years
Weighted-average discount rate:
Operating leases		5.63%	5.23%
Finance leases		7.63%	6.91%
Lease Costs
The table below presents certain information related to the lease costs for finance and operating leases (in millions):

		Three months ended September 30,		Nine months ended September 30,
	Classification	2024	2023	2024	2023
Operating lease cost(1)	Administrative	$11.2	$9.7	$32.3	$28.3
Finance lease cost:
Amortization of leased assets(2)	Cost of sales	1.0	1.0	3.0	2.8
Interest on finance lease obligations	Interest expense, net	0.2	0.1	0.5	0.4
Total lease costs		$12.4	$10.8	$35.8	$31.5
(1)Includes variable lease costs of $1.3 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively, and $3.8 million and $3.5 million for the nine months ended September 30, 2024 and 2023, respectively, and short-term lease costs of $0.6 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively and $2.0 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)Includes variable lease costs of $0.2 million for each of the three months ended September 30, 2024 and 2023, respectively, and $0.6 million for each of the nine months ended September 30, 2024 and 2023, respectively.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Information
The table below presents supplemental cash flow information related to leases (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9.2	$7.9	$26.5	$23.5
Operating cash flows for finance leases	0.2	0.1	0.5	0.4
Financing cash flows for finance leases	0.7	0.8	2.2	2.2
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Condensed Consolidated Balance Sheet as of September 30, 2024 (in millions):

	Finance Leases	Operating Leases
		Related Party	Other	Total Operating
Remainder of 2024	$0.9	$0.3	$9.1	$9.4
2025	3.3	1.1	32.3	33.4
2026	3.0	0.5	23.7	24.2
2027	2.0	0.1	13.9	14.0
2028	0.7	—	7.0	7.0
Thereafter	0.1	—	7.2	7.2
Total minimum lease payments	10.0	$2.0	$93.2	95.2
Less: Amounts representing interest	(1.2)			(9.4)
Present value of future minimum lease payments	8.8			85.8
Less: Current obligation under leases	(2.8)			(31.2)
Long-term lease obligations	$6.0			$54.6
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
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Discounted cash flows, a Level 3 input, are utilized in determining estimated fair values. Certain long-lived assets were impaired based on estimated future cash flows due to the wind down of a single branch during the nine months ended September 30, 2024.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents asset impairment information related to long-lived assets (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Property and equipment assets impairment	$—	$—	$0.2	$—
Right-of-use assets impairment	—	—	0.1	—
Intangible assets impairment	—	—	4.6	—
Total asset impairments	$—	$—	$4.9	$—
Estimated Fair Value of Financial Instruments
Accounts receivable, accounts payable and accrued liabilities as of September 30, 2024 and December 31, 2023 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of certain long-term debt, including the Term Loan and ABL Revolver as of September 30, 2024 and December 31, 2023, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of our operating lease right-of-use assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of September 30, 2024 and December 31, 2023. All debt classifications represent Level 2 fair value measurements. Derivative financial instruments are measured at fair value based on observable market information and appropriate valuation methods.
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

The fair values of financial assets and liabilities that are recorded at fair value in the Condensed Consolidated Balance Sheets and not described above were as follows (in millions):

	As of September 30, 2024				As of December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds	$368.7	$368.7	$—	$—	$344.8	$344.8	$—	$—
Derivative financial instruments	13.8	—	13.8	—	24.9	—	24.9	—
Total financial assets	$382.5	$368.7	$13.8	$—	$369.7	$344.8	$24.9	$—
Financial liabilities:
Contingent consideration	$0.7	$—	$—	$0.7	$0.4	$—	$—	$0.4
Derivative financial instruments	0.2	—	0.2	—	—	—	—	—
Total financial liabilities	$0.9	$—	$0.2	$0.7	$0.4	$—	$—	$0.4
See Note 5, Cash and Cash Equivalents, for more information on money market funds included in the table above. Also see Note 11, Derivatives and Hedging Activities, for more information on derivative financial instruments.
The change in fair value of the contingent consideration (a Level 3 input) was as follows (in millions):

Contingent consideration liability - January 1, 2024	$0.4
Preliminary purchase price	0.3
Fair value adjustments	0.0
Accretion in value	0.0
Contingent consideration liability - September 30, 2024	$0.7
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

	As of September 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes(1)	$300.0	$299.7	$300.0	$296.2
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
The key metrics used by our CODM to assess performance, manage the business and allocate resources of our operating segments are revenue and segment gross profit. We define segment gross profit as revenue less cost of sales, excluding depreciation and amortization. We do not report total assets, depreciation and amortization expenses included in reported cost of sales, operating expenses or other expense, net by segment because our CODM does not regularly receive or use this information. The following tables represent our segment information for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three months ended September 30, 2024				Nine months ended September 30, 2024
	Installation	Other	Eliminations	Consolidated	Installation	Other	Eliminations	Consolidated
Revenue	$713.7	$51.7	$(4.8)	$760.6	$2,066.9	$136.0	$(11.8)	$2,191.1
Cost of sales (1)	455.9	37.0	(3.3)	489.6	1,318.4	98.0	(8.4)	1,408.0
Segment gross profit	$257.8	$14.7	$(1.5)	$271.0	$748.5	$38.0	$(3.4)	$783.1
Segment gross profit percentage	36.1%	28.4%	30.1%	35.6%	36.2%	27.9%	28.5%	35.7%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30, 2023				Nine months ended September 30, 2023
	Installation	Other	Eliminations	Consolidated	Installation	Other	Eliminations	Consolidated
Revenue	$661.2	$47.5	$(2.2)	$706.5	$1,935.8	$128.5	$(6.4)	$2,057.9
Cost of sales (1)	419.5	34.0	(1.6)	451.9	1,248.5	92.8	(4.9)	1,336.4
Segment gross profit	$241.7	$13.5	$(0.6)	$254.6	$687.3	$35.7	$(1.5)	$721.5
Segment gross profit percentage	36.6%	28.4%	26.4%	36.0%	35.5%	27.8%	22.4%	35.1%

(1)Cost of sales included in segment gross profit is exclusive of depreciation and amortization for the three and nine months ended September 30, 2024 and 2023.
The reconciliation between consolidated segment gross profit for each period as shown in the tables above to consolidated income before income taxes is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Segment gross profit - consolidated	$271.0	$254.6	$783.1	$721.5
Depreciation and amortization (1)	14.2	12.5	40.4	36.5
Gross profit, as reported	256.8	242.1	742.7	685.0
Operating expenses	155.5	139.8	458.7	413.5
Operating income	101.3	102.3	284.0	271.5
Other expense, net	7.4	9.5	27.0	28.7
Income before income taxes	$93.9	$92.8	$257.0	$242.8

(1)Depreciation and amortization is excluded from segment gross profit for the three and nine months ended September 30, 2024 and 2023.
NOTE 11 - DERIVATIVES AND HEDGING ACTIVITIES
Cash Flow Hedges of Interest Rate Risk
Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the nine months ended September 30, 2024, we used interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of September 30, 2024, we have not posted any collateral related to these agreements.
As of September 30, 2024 and December 31, 2023, we had the following interest rate swap derivatives (notional amount in millions):

Effective Date	Notional Amount	Fixed Rate	Maturity Date
April 28, 2023	$200.0	0.46%	December 31, 2025
April 28, 2023	100.0	1.32%	December 31, 2025
April 28, 2023	100.0	1.32%	December 31, 2025
December 31, 2025	300.0	3.06%	December 14, 2028
December 31, 2025	100.0	2.93%	December 14, 2028
As of September 30, 2024, our two forward interest rate swaps, combined with our three active swaps, serve to hedge $400.0 million of the variable cash flows on our variable rate Term Loan through December 14, 2028. The assets and liabilities

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

associated with these interest rate swaps are included in other current assets, other non-current assets and other long-term liabilities on the Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.
In July 2022, we amended the maturity date of each of our three active interest rate swaps to December 31, 2025 with the other terms remaining unchanged. The remaining unrealized gains will be amortized as a decrease to interest expense, net through the original maturity dates of April 15, 2030 and December 15, 2028. For each of the three months ended September 30, 2024 and 2023, we amortized $1.8 million, respectively, and for each of the nine months ended September 30, 2024 and 2023, we amortized $5.3 million, respectively, of the remaining unrealized gains as a decrease to interest expense, net. During each of the three months ended September 30, 2024 and 2023, we amortized $1.0 million, respectively, and during each of the nine months ended September 30, 2024 and 2023, we amortized $3.1 million, respectively, of the remaining unrealized losses associated with the August 2020 terminated swaps as an increase to interest expense, net.
The amended swaps included off-market terms at inception. This other-than-insignificant financing element will be amortized as an increase to interest expense, net through the December 31, 2025 maturity date of the amended swaps. For each of the three months ended September 30, 2024 and 2023, we amortized $1.8 million, respectively, and for each of the nine months ended September 30, 2024 and 2023, we amortized $5.5 million, respectively, of the financing element as an increase to interest expense, net. Cash settlements with interest rate counterparties are recognized through cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows due to the other-than-insignificant financing element.
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in other comprehensive (loss) income, net of tax on the Condensed Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We had no such changes during the nine months ended September 30, 2024 and 2023.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt, and as our terminated and amended swaps are amortized. Over the next twelve months, we estimate that an additional $8.9 million will be reclassified as a decrease to interest expense, net.
The following table summarizes amounts recorded to interest expense, net included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to our interest rate swaps (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(Benefit) associated with swap net settlements	$(4.5)	$(4.5)	$(13.5)	$(12.2)
Expense associated with amortization of amended/terminated swaps	1.1	1.1	3.3	3.3
NOTE 12 - STOCKHOLDERS’ EQUITY
Accumulated other comprehensive income
The change in accumulated other comprehensive income related to our interest rate derivatives, net of taxes, was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Accumulated gain at beginning of period	$38.4	$39.7	$33.7	$40.6
Unrealized (loss) gain in fair value of interest rate derivatives	(11.4)	4.7	(8.3)	2.1
Reclassifications of realized net losses to earnings	0.8	0.8	2.4	2.5
Accumulated gain at end of period	$27.8	$45.2	$27.8	$45.2
The reclassifications of realized net losses to earnings in the above table are recorded within interest expense, net.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Share repurchases
During the three months ended September 30, 2024, we repurchased 100 thousand shares of our common stock with an aggregate price of approximately $20.7 million, or $206.90 price per share. Repurchases during the nine months ended September 30, 2024 amounted to approximately 315 thousand shares of our common stock with an aggregate price of approximately $66.4 million, or $210.94 average price per share. The effect of these treasury shares in reducing the number of common shares outstanding is reflected in our earnings per share calculation. We did not repurchase any common stock during the three and nine months ended September 30, 2023.
On February 22, 2024, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $300.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2025.
Dividends
During the nine months ended September 30, 2024, we declared and paid the following cash dividends (amount declared and amount paid in millions):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/22/2024	3/15/2024	3/31/2024	$1.60	$45.5	$45.1
2/22/2024	3/15/2024	3/31/2024	0.35	10.0	9.8
5/9/2024	6/15/2024	6/30/2024	0.35	9.8	9.8
8/1/2024	9/15/2024	9/30/2024	0.35	9.8	9.8
During the nine months ended September 30, 2023, we declared and paid the following cash dividends (amount declared and amount paid in millions):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/22/2023	3/15/2023	3/31/2023	$0.90	$25.5	$25.3
2/22/2023	3/15/2023	3/31/2023	0.33	9.4	9.2
5/5/2023	6/15/2023	6/30/2023	0.33	9.4	9.3
8/2/2023	9/15/2023	9/30/2023	0.33	9.4	9.3
The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of restricted stock awards and performance share awards, which accrue dividend equivalent rights that are paid when the award vests. During the nine months ended September 30, 2024 and 2023, we also paid $0.5 million and $0.6 million, respectively, in accrued dividends not included in the table above related to the vesting of these awards. The payment of future dividends will be at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, results of operations, contractual restrictions, legal requirements, and other factors deemed relevant by our board of directors.
NOTE 13 - EMPLOYEE BENEFITS
Healthcare
We participate in multiple healthcare plans, the largest of which is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. Our healthcare benefit expense (net of employee contributions) was $8.5 million and $8.9 million for the three months ended September 30, 2024 and 2023, respectively and $25.5 million and $25.0 million for the nine months ended September 30, 2024 and 2023, respectively. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $5.0 million and $3.9 million as of September 30, 2024 and December 31, 2023, respectively.
Workers’ Compensation
Workers’ compensation expense totaled $5.1 million for each of the three months ended September 30, 2024 and 2023, respectively and $13.8 million and $15.6 million for the nine months ended September 30, 2024 and 2023, respectively.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in millions):

	September 30, 2024	December 31, 2023
Included in other current liabilities	$8.5	$9.5
Included in other long-term liabilities	17.7	17.0
	$26.2	$26.5
We also had an insurance receivable for claims that exceeded the stop loss limit under our self-insured policies as well as claims under our fully insured policies included on the Condensed Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in millions):

	September 30, 2024	December 31, 2023
Included in other non-current assets	$3.6	$3.0
Retirement Plans
We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. We recognized 401(k) plan expenses of $0.7 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and $2.6 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively. These expenses are included in administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
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
Share-Based Compensation
Common Stock Awards
We periodically grant shares of our common stock to non-employee members of our board of directors and our employees. We granted approximately four thousand and seven thousand shares during the nine months ended September 30, 2024 and 2023, respectively, under our 2023 Omnibus Incentive Plan to non-employee members of our board of directors.
In addition, we granted approximately seven thousand shares of our common stock to employees during the three months ended September 30, 2024, and 37 thousand and 62 thousand shares of our common stock to employees during the nine months ended September 30, 2024 and 2023, respectively.
Employees – Performance-Based Stock Awards
During the nine months ended September 30, 2024, we issued approximately 67 thousand shares of our common stock to certain officers, which vest in two equal installments on each of April 20, 2025 and April 20, 2026. In addition, during the nine months ended September 30, 2024, we established, and our board of directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2025 contingent upon achievement of these targets.
In addition, there are long-term performance-based restricted stock awards to be issued to certain employees annually through the 2024 performance period contingent upon achievement of certain performance targets. These awards are accounted for as liability-based awards since they represent a predominantly-fixed monetary amount that will be settled with a variable number of common shares annually. These awards will vest in 2025 and are included in other current liabilities on the Condensed

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets. During the nine months ended September 30, 2024 and 2023, we issued approximately four thousand and eight thousand shares of our common stock, respectively.
Employees – Performance-Based Restricted Stock Units
During 2023, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards which were issued to certain employees in 2024 based upon achievement of a performance target. In addition, during the nine months ended September 30, 2024, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2025 based upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares.
Share-Based Compensation Summary
Amounts and changes for each category of equity-based award were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Grant Date Fair Value Per Share	Awards	Weighted Average Grant Date Fair Value Per Share	Units	Weighted Average Grant Date Fair Value Per Share
Nonvested awards/units at December 31, 2023	116,482	$103.02	148,459	$108.83	14,382	$111.71
Granted	45,166	230.55	35,320	205.96	8,228	242.85
Vested	(54,834)	103.81	(51,215)	111.12	(14,271)	111.71
Forfeited/Cancelled	(398)	156.62	—	—	(334)	199.23
Nonvested awards/units at September 30, 2024	106,416	$156.54	132,564	$133.82	8,005	$242.85
The following table summarizes the share-based compensation expense recognized by award type (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Common Stock Awards	$1.8	$1.3	$4.8	$4.2
Non-Employee Common Stock Awards	0.2	0.2	0.6	0.5
Performance-Based Stock Awards	1.7	1.5	5.3	4.6
Liability Performance-Based Stock Awards	0.3	0.1	1.1	0.2
Performance-Based Restricted Stock Units	0.5	0.4	1.4	1.1
	$4.5	$3.5	$13.2	$10.6
We recorded the following stock compensation expense by income statement category (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of sales	$0.2	$0.2	$0.8	$0.6
Selling	0.2	0.1	0.4	0.3
Administrative	4.1	3.2	12.0	9.7
	$4.5	$3.5	$13.2	$10.6
Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represents all stock compensation earned by our installation and sales employees, respectively.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unrecognized share-based compensation expense related to unvested awards was as follows (in millions):

	As of September 30, 2024
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Common Stock Awards	$12.1	1.8 years
Performance-Based Stock Awards	8.8	1.7 years
Performance-Based Restricted Stock Units	1.0	0.5 years
Total unrecognized compensation expense related to unvested awards	$21.9
Total unrecognized compensation expense is subject to future adjustments for forfeitures. This expense is expected to be recognized over the remaining weighted-average period shown above on a straight-line basis except for the Performance-Based Stock Awards which uses the graded-vesting method. Shares forfeited are returned as treasury shares and available for future issuances.
During the nine months ended September 30, 2024, our employees surrendered approximately 36 thousand shares of our common stock to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2023 and 2014 Omnibus Incentive Plans.
In May 2023, our stockholders approved a new 2023 Omnibus Incentive Plan which became effective on May 26, 2023. All future awards as of this date will be granted under the new plan, and awards granted previously under the 2014 Omnibus Incentive Plan will not be modified or impacted by this adoption. As of September 30, 2024, approximately 1.8 million of the 2.1 million shares of common stock authorized for issuance were available for issuance under the 2023 Omnibus Incentive Plan.
NOTE 14 - INCOME TAXES
Our provision for income taxes as a percentage of pretax earnings is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.
During the three and nine months ended September 30, 2024, our effective tax rate was 26.9% and 26.2%, respectively. During the three and nine months ended September 30, 2023, our effective tax rate was 26.7% and 26.3%, respectively. The rates for each of the three months ended September 30, 2024 and 2023 were unfavorably impacted by certain expenses not being deductible for income tax reporting purposes. The rates for each of the nine months ended September 30, 2024 and 2023 were favorably impacted by recognition of a windfall tax benefit from equity vesting.
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
The amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sales	$6.8	$6.1	$18.4	$15.0
Purchases	0.6	0.6	1.8	1.9
Rent	0.3	0.2	0.8	0.9

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We had related party balances of approximately $2.2 million and $1.8 million included in accounts receivable on our Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively. These balances primarily represented trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, Chief Executive Officer and President serves on our board of directors, accounted for $2.1 million and $1.4 million of the related party accounts receivable balances as of September 30, 2024 and December 31, 2023, respectively. Additionally, M/I Homes, Inc. accounted for a significant portion of our related party sales during the three and nine months ended September 30, 2024 and 2023.
On August 14, 2024, as part of our stock repurchase program, we completed a private share repurchase with PJAM IBP Holdings Inc., whose President is our Chief Executive Officer and is deemed a beneficial owner. We purchased 100 thousand shares of our common stock for a purchase price of approximately $20.7 million, or $206.90 price per share. This represents a 3.0% discount of the last reported price of our common stock on August 13, 2024.
NOTE 16 - COMMITMENTS AND CONTINGENCIES
Accrued General Liability and Auto Insurance
Accrued general liability and auto insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in millions):

	September 30, 2024	December 31, 2023
Included in other current liabilities	$9.0	$9.1
Included in other long-term liabilities	20.4	16.3
	$29.4	$25.4
We also had insurance receivables and indemnification assets included on the Condensed Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above. The amounts were as follows (in millions):

	September 30, 2024	December 31, 2023
Insurance receivables and indemnification assets for claims under fully insured policies	$2.5	$1.7
Insurance receivables for claims that exceeded the stop loss limit	0.8	0.1
Total insurance receivables and indemnification assets included in other non-current assets	$3.3	$1.8
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
We have a supply agreement with variable pricing with one of our suppliers to purchase a portion of the materials we utilize in our business. This agreement is effective March 31, 2023 through March 31, 2026 with a purchase obligation of 12.0 million pounds for the period ending May 15, 2024, 14.4 million pounds for the period ending March 31, 2025 and 17.3 million pounds for the period ending March 31, 2026. Through September 30, 2024, we have purchased approximately 5.0 million pounds of materials under the agreement period ending March 31, 2025. The agreement for the period ending May 15, 2024 has been satisfied as of September 30, 2024.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 - BUSINESS COMBINATIONS
As part of our ongoing strategy to expand geographically and increase market share in certain markets, as well as diversify our products and end markets, we completed six business combinations and one insignificant tuck-in acquisition merged into an existing operation during each of the nine months ended September 30, 2024 and 2023. The largest of these acquisitions were Euroview Enterprises, LLC and Contract Mirror and Supply, LLC (collectively, "Euroview") in July 2024 and Anchor Insulation Co., Inc. ("Anchor") in March 2023.
Below is a summary of each significant acquisition by year, including revenue and net income since date of acquisition shown for the year of acquisition. Net income includes amortization and taxes when appropriate.
For the three and nine months ended September 30, 2024 (in millions):

						Three months ended September 30, 2024		Nine months ended September 30, 2024
2024 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income	Revenue	Net Income
Euroview	7/29/2024	Asset	$19.2	$1.6	$20.8	$3.1	$0.4	$3.1	$0.4
Other	Various	Asset	22.7	2.2	24.9	8.3	0.5	13.5	0.8
			$41.9	$3.8	$45.7	$11.4	$0.9	$16.6	$1.2
For the three and nine months ended September 30, 2023 (in millions):

						Three months ended September 30, 2023		Nine months ended September 30, 2023
2023 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income	Revenue	Net Income
Anchor	3/12/2023	Share	$35.9	$2.8	$38.7	$9.3	$0.3	$20.8	$0.8
Other	Various	Asset	8.9	0.6	9.5	2.7	0.2	4.6	0.2
			$44.8	$3.4	$48.2	$12.0	$0.5	$25.4	$1.0
Acquisition-related costs recorded within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to $0.5 million and $1.6 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $1.3 million for the three and nine months ended September 30, 2023, respectively.
The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed (including the identifiable intangible assets). The goodwill recognized for Euroview represents the advantage of its product lines, human capital, geographic presence and other benefits that are expected to be achieved from the acquisition. The goodwill recognized for Anchor reflects the value of its location, revenue enhancements, assembled workforce and other synergies that are expected to be realized from the acquisition. We expect to deduct approximately $15.8 million of goodwill for tax purposes as a result of 2024 acquisitions.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Purchase Price Allocations
The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in millions):

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	Euroview	Other	Total	Anchor	Other	Total
Estimated fair values:
Accounts receivable	$—	$1.0	$1.0	$5.0	$0.4	$5.4
Inventories	1.7	1.4	3.1	1.6	0.5	2.1
Other current assets	—	—	—	1.9	—	1.9
Property and equipment	0.7	2.3	3.0	2.3	1.2	3.5
Operating lease right-of-use asset	0.7	0.2	0.9	—	0.2	0.2
Intangibles	9.8	13.7	23.5	16.4	5.1	21.5
Goodwill	9.0	7.2	16.2	13.4	2.5	15.9
Other non-current assets	—	0.2	0.2	0.2	0.1	0.3
Accounts payable and other current liabilities	(0.7)	(1.0)	(1.7)	(2.1)	(0.4)	(2.5)
Other long-term liabilities	(0.4)	(0.1)	(0.5)	—	(0.1)	(0.1)
Fair value of assets acquired and purchase price	20.8	24.9	45.7	38.7	9.5	48.2
Less seller obligations	1.6	2.2	3.8	2.8	0.6	3.4
Cash paid	$19.2	$22.7	$41.9	$35.9	$8.9	$44.8
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
Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Any acquisition acquired after September 30, 2023 is deemed to be within the measurement period and its purchase price considered preliminary.
Goodwill and intangibles per the above table may not agree to the total gross increase of these assets as shown in Note 6, Goodwill and Intangibles, during each of the nine months ended September 30, 2024 and 2023 due to adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as intangible impairment charges and other immaterial intangible assets added during the ordinary course of business. One immaterial acquisition had its respective goodwill assigned to Other during the nine months ended September 30, 2024. All other acquisitions during the nine months ended September 30, 2024 and 2023 had their respective goodwill assigned to our Installation operating segment.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Estimates of acquired intangible assets related to the acquisitions are as follows (in millions):

	For the nine months ended September 30,
	2024		2023
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$16.0	12	$13.8	12
Trademarks and tradenames	6.4	15	6.4	15
Non-competition agreements	1.1	5	0.5	5
Backlog	—	0	0.8	1
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

	Unaudited pro forma for the three months ended September 30,		Unaudited pro forma for the nine months ended September 30,
	2024	2023	2024	2023
Net revenue	$761.9	$724.4	$2,212.2	$2,125.9
Net income	68.9	69.4	192.1	183.8
Basic net income per share	2.46	2.46	6.83	6.53
Diluted net income per share	2.45	2.45	6.79	6.50
Unaudited pro forma net income reflects additional intangible asset amortization expense of approximately $0.1 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, and $0.9 million and $2.6 million for the nine months ended September 30, 2024 and 2023, respectively, as well as additional income tax expense of approximately $0.1 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively, and $0.8 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively, that would have been recorded had the 2024 acquisitions taken place on January 1, 2023 and the 2023 acquisitions taken place on January 1, 2022.
NOTE 18 - INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.
Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method was approximately 130 thousand and 162 thousand shares for the three and nine months ended September 30, 2024, respectively, and 114 thousand and 139 thousand shares for the three and nine months ended September 30, 2023, respectively. Shares of potential common stock that were not included in the calculation of diluted net income per common share because the effect would have been anti-dilutive were not material for the three and nine months ended September 30, 2024 and 2023.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 19 - SUBSEQUENT EVENTS
On October 7, 2024, we acquired the assets of Wholesale Insulation Supply, Inc. for total consideration of approximately $18.0 million. The initial accounting for the business combination was not complete at the time the financial statements were issued due to the timing of the acquisitions and the filing of this Quarterly Report on Form 10-Q. As a result, disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time.
We announced on November 7, 2024 that our board of directors declared a quarterly dividend, payable on December 31, 2024 to stockholders of record on December 15, 2024, at a rate of 35.0 cents per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, as well as our 2023 Form 10-K.
OVERVIEW
We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products throughout the United States, including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving, mirrors and other products. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects in all 48 continental states and the District of Columbia from our national network of over 250 branch locations. During the three months ended September 30, 2024, 94% of our net revenue came from the service-based installation of these products across all of our end markets which forms our Installation operating segment and single reportable segment. In addition, two regional distribution operations serve the Midwest, Mountain West, Northeast and Mid-Atlantic regions of the United States, and we operate a cellulose manufacturing facility. We believe our business is well positioned to continue to profitably grow over the long-term due to our strong balance sheet, liquidity and our continuing acquisition strategy.
A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, inflation, consumer confidence, employment rates, housing inventory levels and affordability, foreclosure rates, the health of the economy and availability of mortgage financing.
2024 Third Quarter Highlights
Net revenue increased 7.7%, or $54.1 million to $760.6 million, while gross profit increased 6.1% to $256.8 million during the three months ended September 30, 2024 compared to 2023. The increase in net revenue was primarily due to the 8.8% increase in revenue of our largest end market, residential single-family new construction, 7.7% sales growth in the commercial end market, and also by recent acquisitions and selling price increases. The increase in gross profit was primarily driven by sales growth in all end markets, selling price and product mix improvements and volume growth. The 2.7% increase in our price/mix metric for our Installation segment was primarily due to residential end market price growth. Net revenue grew faster than gross profit due to higher material and labor costs compared to the prior year. Certain net revenue and industry metrics we use to monitor our operations are discussed in the "Key Measures of Performance" section below, and further details regarding results of our various end markets are discussed further in the "Net Revenue, Cost of Sales and Gross Profit" section below.
As of September 30, 2024, we had $406.2 million of cash and cash equivalents and we have not drawn on our revolving line of credit. This strong liquidity position allowed us to return capital to shareholders by increasing our regular quarterly dividend 6% over the second quarter of 2023 to $0.35 per share, or $9.8 million in the aggregate, and by repurchasing $20.7 million of our outstanding common stock during the three months ended September 30, 2024.
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

The following table shows key measures of performance we utilize to evaluate our results:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Period-over-period Growth
Consolidated Sales Growth	7.7%	(1.8)%	6.5%	3.8%
Consolidated Same Branch Sales Growth (1)	5.2%	(5.2)%	4.3%	(0.3)%

Installation
Sales Growth (2)	7.9%	(1.7)%	6.8%	3.4%
Same Branch Sales Growth (1)(2)	5.4%	(5.4)%	4.6%	(0.5)%
Single-Family Sales Growth (3)	8.8%	(8.7)%	7.7%	(6.0)%
Single-Family Same Branch Sales Growth (1)(3)	5.7%	(12.2)%	5.1%	(9.7)%
Multi-Family Sales Growth (4)	3.6%	30.9%	7.5%	36.4%
Multi-Family Same Branch Sales Growth (1)(4)	2.4%	28.4%	6.6%	34.7%
Residential Sales Growth (5)	7.7%	(2.7)%	7.7%	0.6%
Residential Same Branch Sales Growth (1)(5)	5.0%	(6.0)%	5.4%	(2.8)%
Commercial Sales Growth (6)	7.7%	3.7%	2.0%	17.7%
Commercial Same Branch Sales Growth (1)(6)	6.1%	(1.3)%	(0.1)%	11.8%

Other
Sales Growth (7)	9.1%	(0.7)%	6.0%	12.0%
Same Branch Sales Growth (1)(7)	7.2%	(0.7)%	4.7%	4.5%

Same Branch Sales Growth - Installation (8)
Volume Growth (1)(9)	2.6%	(10.8)%	0.0%	(10.1)%
Price/Mix Growth (1)(10)	2.7%	3.5%	4.3%	8.6%

U.S. Housing Market (11)
Total Completions Growth	22.7%	(1.4)%	13.7%	5.0%
Single-Family Completions Growth	5.7%	(4.7)%	2.5%	(2.1)%
Multi-Family Completions Growth	62.3%	5.0%	37.7%	24.6%

(1)	Same-branch basis represents period-over-period growth for branch locations owned greater than 12 months as of each financial statement date.
(2)	Calculated based on period-over-period growth of all end markets for our Installation segment.
(3)	Calculated based on period-over-period growth in the single-family subset of the residential new construction end market for our Installation segment.
(4)	Calculated based on period-over-period growth in the multi-family subset of the residential new construction end market for our Installation segment.
(5)	Calculated based on period-over-period growth in the residential new construction end market for our Installation segment.
(6)	Calculated based on period-over-period growth in the total commercial end market for our Installation segment. Our commercial end market consists of heavy and light commercial projects.
(7)	Calculated based on period-over-period growth in our Other category which consists of our Manufacturing and Distribution operating segments.
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

(11)	U.S. Census Bureau data, as revised.

Net Revenue, Cost of Sales and Gross Profit
The components of gross profit were as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2024	Change	2023	2024	Change	2023
Net revenue	$760.6	7.7%	$706.5	$2,191.1	6.5%	$2,057.9
Cost of sales	503.8	8.5%	464.4	1,448.4	5.5%	1,372.9
Gross profit	$256.8	6.1%	$242.1	$742.7	8.4%	$685.0
Gross profit percentage	33.8%		34.3%	33.9%		33.3%
Net revenue increased during the three months ended September 30, 2024 over the same period in 2023 as we increased same branch sales in all our end markets combined with revenue contributions from our recent acquisitions. Same branch sales growth from the residential end markets increased 5.0% for the three months ended September 30, 2024 over the same period ended September 30, 2023. Installation selling price and product mix improvements also increased 2.7% with same branch sales volume increase of 2.6%. Multi-family same branch sales remained beneficial with period-over-period growth of 2.4%. Lastly, the Distribution operating segment, combined with our Manufacturing operating segment, further supported net revenue growth as it experienced 9.1% growth during the three months ended September 30, 2024.
As a percentage of net revenue, gross profit improved during the nine months ended September 30, 2024 compared to the corresponding prior year period primarily on the strength of price/mix growth. Gross profit grew slower than net revenue during the three months ended September 30, 2024 due to higher material and labor costs driven by changes in product and customer mix. We will continue to work with our suppliers to lessen the impact on our margins and with our customers to offset further cost increases through selling price adjustments.
Operating Expenses
Operating expenses were as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2024	Change	2023	2024	Change	2023
Selling	$35.8	11.9%	$32.0	$103.6	6.3%	$97.5
Percentage of total net revenue	4.7%		4.5%	4.7%		4.7%
Administrative	$109.2	12.8%	$96.8	$318.5	12.8%	$282.3
Percentage of total net revenue	14.4%		13.7%	14.5%		13.7%
Asset impairment	$—	—%	$—	$4.9	100.0%	$—
Percentage of total net revenue	—%		—%	0.2%		—%
Amortization	$10.5	(4.5)%	$11.0	$31.7	(5.9)%	$33.7
Percentage of total net revenue	1.4%		1.6%	1.4%		1.6%
Selling
The dollar increase in selling expenses for the three and nine months ended September 30, 2024 compared to 2023 was primarily driven by an increase in selling compensation and commissions to support our increased net revenue. Selling expense as a percentage of sales increased during the three months ended September 30, 2024 compared to 2023 due to increased compensation from changes in product mix. Selling expense as a percentage of sales remains flat for the nine months ended September 30, 2024 compared to 2023.
Administrative
The dollar increase in administrative expenses for the three and nine months ended September 30, 2024 compared to 2023 was primarily due to an increase in wages and benefits, which was attributable to both acquisitions and organic growth as well as favorable company performance. Facility and insurance cost increases due to inflationary pressures also factored into the overall increase in administrative operating expenses. Administrative expenses increased as a percentage of sales for the three and nine months ended September 30, 2024 compared to 2023 primarily due to higher salaries and bonuses due to higher profitability.

Asset Impairment
During the second quarter of 2024, we elected to wind down the operations of a branch that installs one of our non-core building products. As a result, we deemed it necessary to perform an interim assessment of tangible and intangible assets. During the nine months ended September 30, 2024, we recognized an intangible impairment charge of $4.6 million related to definite-lived customer relationships, trademarks and tradenames and covenants not-to-compete within our Installation segment. In addition, we recognized an asset impairment charge of $0.3 million related to property and equipment and operating lease right-of-use assets within our Installation segment. We did not recognize any impairment losses on our tangible or intangible assets during the three or nine months ended September 30, 2023.
Amortization
Amortization expense for the three and nine months ended September 30, 2024 compared to 2023 decreased primarily due to the acquisition of fewer finite-lived intangible assets.
Other Expense, Net
Other expense, net was as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2024	Change	2023	2024	Change	2023
Interest expense, net	$7.7	(20.6)%	$9.7	$27.8	(4.8)%	$29.2
Other (income)	(0.3)	50.0%	(0.2)	(0.8)	60.0%	(0.5)
Total other expense, net	$7.4		$9.5	$27.0		$28.7
The decline in interest expense, net during the three and nine months ended September 30, 2024 compared to 2023 was primarily due to increased interest income on various bank accounts, partially offset by decreased interest expense associated with term loan refinancing costs.
Income Tax Provision
Income tax provision and effective tax rates were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Income tax provision	$25.3	$24.8	$67.3	$63.9
Effective tax rate	26.9%	26.7%	26.2%	26.3%
The effective tax rate for each of the three months ended September 30, 2024 and 2023 were unfavorably impacted by certain expenses not being deductible for income tax reporting purposes. The effective tax rate for each of the nine months ended September 30, 2024 and 2023 were favorably impacted by recognition of a windfall tax benefit from equity vesting.
Other Comprehensive (Loss) Income, Net of Tax
Other comprehensive (loss) income, net of tax was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net change on cash flow hedges, net of taxes	$(10.6)	$5.5	$(5.9)	$4.6
During the three and nine months ended September 30, 2024, we recorded unrealized losses of $11.4 million and $8.3 million, net of taxes, respectively, on our cash flow hedges due to the changes in the market's expectations for future long-term interest rates relative to our three active interest rate swaps and our two forward interest rate swaps. We also amortized $1.1 million and $3.3 million of our remaining unrealized gains and losses, net, on our terminated cash flow hedges to interest expense during the three and nine months ended September 30, 2024, respectively, not including the offsetting tax effects of $0.3 million and $0.9 million, respectively.
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
KEY FACTORS AFFECTING OUR OPERATING RESULTS
Inflation, Housing Affordability and Interest Rates
Inflation that affected the economy as a whole in 2022 began moderating in 2023 as the Federal Reserve took actions to stabilize inflation by raising the federal funds rate multiple times through July 2023. These rate hikes indirectly raised the 30-year fixed rate mortgage average in the United States to over 7% for the first time since 2008 during periods of 2023 and 2024. These rate-driven pressures began to curtail housing demand beginning in the second half of 2022 as mortgage financing affordability was reduced. Inflation rates in 2024 have remained above the 2% stated target, however the Federal Reserve implemented a 50 basis point cut in September 2024. The Federal Reserve has signaled plans to lower rates further during the remainder of 2024 and into 2025. While a more accommodating Federal Reserve monetary policy does not directly determine mortgage rates, the expected easing likely will contribute to a downward trend in mortgage rates in the near term. We expect to be somewhat impacted by the current elevated rates for the remainder of 2024 but anticipate pressures to lessen over time if mortgage rates are further reduced in the coming months.
Trends in the Construction Industry
Activity in the residential homebuilding market remains resilient as non-seasonally adjusted single-family starts, our largest end market, increased 10.1% per the U.S. Census Bureau for the nine months ended September 30, 2024 compared to the same period in 2023. Overall, stable employment and near historic lows in existing home inventory levels continue to support demand for residential new construction activity despite the affordability concerns. As a result, while we expect cyclicality to continue in the housing industry, we believe the long-term opportunities in our residential and commercial end markets are favorable. Our largest customers are publicly traded homebuilders, and these builders have been able to increase affordability by offering mortgage rate buydowns as incentives to their customers. Regarding the repair and remodel markets, many existing homeowners are locked into low interest mortgages and an aging housing stock exists in many areas of the United States. We expect these two factors, combined with incentives from the Inflation Reduction Act of 2022, to drive growth in the repair and remodel markets we service.
Cost and Availability of Materials
We typically purchase the materials we use in our business directly from manufacturers. The industry supply of these materials has experienced multiple periods of supply shortages since 2020 due to strong demand and effects from the COVID-19 pandemic. In order to meet customer demand during these shortages, we have purchased a limited amount of materials from distributors and home centers at a premium to what we typically would purchase directly from manufacturers, therefore reducing gross profit. The supply chain issues for some of the products we install have moderated, however, we expect these challenges to persist to a nominal degree throughout the rest of 2024 and into 2025.
In addition, we experience price increases due to supply shortages and general economic inflationary pressures from our suppliers from time to time, and we anticipate that we will experience additional price increases in 2024. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations in 2024, to the extent that price increases cannot be passed on to our customers. Our selling price increases were able to support most material cost increases in 2023 and the first three quarters of 2024, but we may have more difficulty raising prices throughout the remainder of 2024 and into 2025 if housing demand slows. We will continue to work with our customers to adjust selling prices to offset higher costs as they occur.
Cost of Labor
Our business is labor intensive and the majority of our employees work as installers on local construction sites. We expect to continue to spend more to hire, train and retain installers to support our growing business, as tight labor availability continues within the construction industry. Our workers’ compensation costs also continue to rise as we increase our coverage for additional personnel. Inflation and market competition caused our labor costs as a percentage of revenue to increase during the nine months ended September 30, 2024 compared to 2023.

Our employee retention rates remained better than industry averages in the nine months ended September 30, 2024. We believe this is a result of our strong culture and the various programs meant to benefit our employees, including our financial wellness plan, emotional well-being coaching, longevity stock compensation plan and comprehensive benefit packages we offer. We also provide assistance from the Installed Building Products Foundation meant to benefit our employees, their families and their communities. While improved retention drives lower costs to recruit and train new employees, resulting in greater installer productivity, these improvements are somewhat offset by the additional costs of these incentives.
LIQUIDITY AND CAPITAL RESOURCES
Our capital resources primarily consist of cash from operations and borrowings under our various debt agreements and capital equipment leases and loans. As of September 30, 2024, we had cash and cash equivalents of $406.2 million as well as access to $250.0 million under our asset-based lending credit facility (as defined below), less $5.8 million of outstanding letters of credit, resulting in total liquidity of $650.4 million. Liquidity may also be limited in the future by certain cash collateral limitations under our asset-based credit facility (as defined below), depending on the status of our borrowing base availability.
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
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our business needs, commitments and contractual obligations for at least the next 12 months as evidenced by our net positive cash flows from operations for the nine months ended September 30, 2024. We believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions, but we cannot guarantee that such financing will be available on favorable terms, or at all. In the short-term, we expect the seasonal trends we typically experience to return, including higher sales in the spring, summer and fall than in the winter. This could affect the timing of cash collections and payments during the rest of 2024 and into 2025.
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
In "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2023 Form 10-K, we disclosed that we had $1.1 billion aggregate long-term material cash requirements as of December 31, 2023. In addition to these commitments, we have a long-term commitment to purchase 43.7 million pounds of material with variable pricing through March 2026. See Note 16, Commitments and Contingencies, for more information on this commitment. Additionally, we extended our term loan via a refinancing during the nine months ended September 30, 2024 which will extend the maturity date by more than 2 years and require an additional $10.0 million in principal payments. There were no other material changes to our cash requirements during the period covered by this Quarterly Report on Form 10-Q outside of the normal course of our business.

Sources and Uses of Cash and Related Trends
Working Capital
We carefully manage our working capital and operating expenses. As of September 30, 2024 and December 31, 2023, our working capital including cash and cash equivalents was $748.1 million and $723.6 million, respectively. The increase in 2024 was primarily due to additional accounts receivable of $27.7 million resulting from higher year-over-year net revenue and increased inventory of $19.5 million as a result of higher warehoused material levels due to consolidated sales growth. Cash also increased $19.7 million stemming from the $265.2 million of cash earned from operations, partially offset by the payment of our annual and quarterly dividends, acquisition activity, purchases of capital equipment, and repurchases of common stock.
The following table summarizes our cash flow activity (in millions):

	Nine months ended September 30,
	2024	2023
Net cash provided by operating activities	$265.2	$250.5
Net cash used in investing activities	(94.4)	(77.9)
Net cash used in financing activities	(151.1)	(62.4)
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
Net cash used in investing activities increased from 2023 to 2024 primarily due to more spending on purchases of property and equipment to support our growing business during the nine months ended September 30, 2024, partially offset by the decrease in spending on acquisitions of businesses in 2024 compared to 2023.
Cash Flows from Financing Activities
Our sources of cash from financing activities consist of proceeds from the issuances of vehicle and equipment notes payable and, periodically, other sources of debt financing. Cash used in financing activities consists primarily of debt repayments, acquisition-related obligations, dividends and stock repurchases.
Net cash used in financing activities increased from 2023 to 2024 primarily due to dividends paid and repurchases of common stock during the nine months ended September 30, 2024. The increase was partially offset by net proceeds from the New Term Loan. See Note 12, Stockholders' Equity, for more information on the dividends paid and stock repurchases.

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
In March 2024, we entered into Amendment No. 3 to our Term Loan Credit Agreement ("Third Amendment"). The Third Amendment amended certain terms of the existing Term Loan Credit Agreement and allowed for the issuance of a new term loan ("New Term Loan") in the amount of $500.0 million which will mature on March 28, 2031. Net proceeds of the New Term Loan were used to refinance the remaining $490.0 million on our previous term loan, pay fees and increase working capital. The New Term Loan does not have any financial maintenance covenants, eliminates the credit spread adjustment and the floor is reduced to 0.00%. The New Term Loan bears interest, at our option, at a rate equal to either: Term SOFR plus 2.00% per annum, or an alternative base rate plus 1.00%. The New Term Loan also includes (i) a six-month “soft call” protection provision during which a 1.00% premium will be charged in connection with certain repricing transactions, and (ii) a 50 basis points most favored nation protection for 12 months following the effective date. The New Term Loan amortizes in quarterly principal payments of $1.25 million starting on June 30, 2024, with any remaining unpaid balances due on the maturity date of March 28, 2031. As of September 30, 2024, we had $493.2 million, net of unamortized debt issuance costs, due on our New Term Loan.
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

Asset-based Lending Credit Agreement
In February 2022, we amended and extended the term of our asset-based lending credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement increased the commitment under the asset-based lending credit facility (the “ABL Revolver”) to $250.0 million from $200.0 million, and permits us to further increase the commitment amount up to $300.0 million. The amendment also extends the maturity date from September 26, 2024 to February 17, 2027. The ABL Revolver bears interest at either the base rate or the Secured Overnight Financing Rate ("Term SOFR"), at our election, plus a margin of 0.25% or 0.50% in the case of base rate loans or 1.25% or 1.50% for Term SOFR advances (in each case based on a measure of availability under the ABL Credit Agreement). The amendment also allows for modification of specified fees dependent upon achieving certain sustainability targets, in addition to making other modifications to the ABL Credit Agreement. In connection with the Term Loan Agreement, we entered into a third amendment to the ABL/Term Loan Intercreditor Agreement with Bank of America, N.A., as ABL Agent for the lenders under the ABL Credit Agreement, and Royal Bank of Canada as collateral agent under the Term Loan Agreement. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of September 30, 2024 was $244.2 million.
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
At September 30, 2024, we were in compliance with all applicable covenants under the Term Loan Agreement, ABL Credit Agreement and the Senior Notes.
Derivative Instruments
As of September 30, 2024, we had three active interest rate swaps with maturity dates of December 31, 2025 and two forward interest rate swaps with maturity dates of December 14, 2028. When combined, these five swaps serve to hedge $400.0 million of the variable cash flows on our Term Loan through December 14, 2028. For further information about our interest rate swaps, see Note 11, Derivatives and Hedging Activities. The assets associated with the interest rate swaps are included in current assets and other non-current assets on the Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.
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

Total outstanding loan balances relating to our Master Loan and Equipment Agreements were $79.7 million as of September 30, 2024 and $83.0 million as of December 31, 2023, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.
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
The following table summarizes our outstanding bonds, letters of credit and cash-collateral (in millions):

As of September 30, 2024
Performance bonds	$79.1
Insurance letters of credit and cash collateral	71.2
Permit and license bonds	11.1
Total bonds and letters of credit	$161.4
We have $62.9 million included in our insurance letters of credit in the above table that are unsecured and therefore do not reduce total liquidity.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported using different assumptions or under different conditions. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2024 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2023 Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of September 30, 2024, we had $497.5 million outstanding on our Term Loan, gross of unamortized debt issuance costs, no outstanding borrowings on our ABL Revolver and no outstanding borrowings under finance leases subject to variable interest rates. As of September 30, 2024, we had three active and two forward interest rate swaps which, when combined, serve to hedge $400.0 million of the variable cash flows on our Term Loan until its maturity unless extended. As a result, total variable rate debt of $97.5 million was exposed to market risks as of September 30, 2024. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $1.0 million. Our Senior Notes accrue interest at a fixed rate of 5.75%.
For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We have not entered into and currently do not hold derivatives for trading or speculative purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table shows the stock repurchase activity, including shares surrendered by employees in connection with the vesting of restricted stock awards, for the three months ended September 30, 2024:

	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1 - July 31, 2024	—	$—	—	$—
August 1 - August 31, 2024	100,000	206.90	—	233.6	million
September 1 - September 30, 2024	—	—	—
	100,000	$206.90	—	$233.6	million
(1)On February 22, 2024, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $300.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2025. We repurchased $20.7 million and $66.4 million of common stock under our stock repurchase programs during the three and nine months ended September 30, 2024, respectively. For further information about our stock repurchase program, see Note 12, Stockholders' Equity.
(2)Includes 100 thousand shares purchased from PJAM IBP Holdings, Inc. as part of the Company's stock repurchase program in a privately negotiated transaction for an aggregate price of $20.7 million, or $206.90 per share. For additional information, see Note 15, Related Party Transactions to our consolidated financial statements.
Item 3. Defaults Upon Senior Securities
There have been no material defaults in senior securities.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
(a)(3) Exhibits
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1
Share Repurchase Agreement, dated August 14, 2024, by and between Installed Building Products, Inc. and PJAM IBP Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 14, 2024).

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

101**
The following financial statements from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Submitted electronically with the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2024

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer