Form 10-K
period 2024-12-31
Installed Building Products, Inc.
filed 2025-02-27
CIK 1580905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 28, 2024 was $4,850,639,060.
On February 20, 2025, the registrant had 27,758,509 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

i

Information Regarding Forward-Looking Statements and Risk Factors Summary
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market and the commercial market, industry and economic conditions, our environmental, social and governance ("ESG") initiatives and goals, our financial and business model, payment of dividends, our efforts to navigate the material pricing environment, our ability to increase selling prices, supply chain and material constraints, our material and labor costs, demand for our services and product offerings, expansion of our national footprint and diversification, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability and expectations for demand for our services and our earnings in 2025. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, general economic and industry conditions; increases in mortgage interest rates and rising home prices; inflation and interest rates; the material price and supply environment; the timing of increases in our selling prices; as well as the factors discussed in the “Risk Factors” section of this Form 10-K, as the same may be updated from time to time in our subsequent filings with the Securities and Exchange Commission ("SEC"). Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.
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
•new product innovations, installation techniques or requirements for insulation materials;
•product shortages or the loss of key suppliers;
•changes in the costs and availability of products;
•our reliance on key personnel;
•our ability to attract, train and retain qualified employees while controlling labor and benefit costs;
•scrutiny and expectations from stakeholders and government regulations regarding our ESG practices and disclosure;
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
•changes in, or failure to comply with, federal, state, local and other laws, building codes, regulations or rules;
ii

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
iii

PART I
Item 1.    Business
OUR COMPANY
Installed Building Products, Inc. (“IBP”) and its wholly-owned subsidiaries (collectively referred to as the “Company” and “we,” “us” and “our”) primarily install insulation for residential and commercial builders located in the continental United States. We are also a diversified installer of complementary building products including waterproofing, fire-stopping, fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving and mirrors and other products. We offer our portfolio of services from our national network of approximately 250 branch locations serving all 48 continental states and the District of Columbia. In addition, three regional distribution operations serve the Midwest, Mountain West, Northeast and Mid-Atlantic regions of the United States, and we operate a cellulose manufacturing facility.
IBP was formed as a Delaware corporation on October 28, 2011, however our business began in 1977 with one location in Columbus, Ohio. In the late 1990s, we began our acquisition strategy with the goal of creating a national platform and have grown to become one of the nation's largest installers of insulation in the residential new construction market. Since 1999, we have successfully completed and integrated over 200 acquisitions, which has allowed us to generate significant scale and to diversify our product offerings while expanding into some of the most attractive new construction markets in the United States. For a further discussion of our industry and trends affecting our industry, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition, "Key Factors Affecting our Operating Results" of this Form 10-K.
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
Insulation
We are a provider of energy efficiency solutions to our customers through our primary line of business of installing insulation. Insulation installation comprised approximately 60%, 60% and 61% of our net revenue of $2.9 billion, $2.8 billion and $2.7 billion for the years ended December 31, 2024, 2023 and 2022, respectively. We handle every stage of the installation process, including material procurement, project scheduling and logistics, multi-phase professional installation, quality inspection, waste management and recycling.

Insulation Materials
We offer a wide range of insulation materials consisting of:
•Fiberglass and Cellulose Insulation – Fiberglass insulation is made of fibrous glass that is held together by a thermoset resin creating insulating air pockets. It is typically comprised of an average of 50% recycled material, with some products containing up to 80% recycled material. It is primarily available in two forms: batts (also referred to as blankets) and loosefill (also referred to as blown in). Fiberglass is the most widely used residential insulation material in the United States. Cellulose insulation is made primarily of waste paper and cardboard and has a composition of at least 75% recycled content. Cellulose is only available in loosefill form and is blown into the structure with specialized equipment. Fiberglass and cellulose insulation accounted for approximately 84% of our insulation installation sales for the year ended December 31, 2024.
•Spray Foam Insulation – Spray foam insulation, which is generally a polyurethane foam, is applied at a job site by mixing two chemical components together in specialized application equipment. While typically having the highest insulating value per inch and sealing effectiveness of all insulation materials that we offer, spray foam is also typically the most expensive on an installed basis. Spray foam insulation accounted for approximately 16% of our insulation installation sales for the year ended December 31, 2024.
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
Shower Doors, Closet Shelving and Mirrors
Some of our locations install a variety of shower enclosures, ranging from basic sliding door designs to complex custom designs. We have the ability to meet our customers’ diverse needs by customizing shower enclosures by size and style according to their specifications, including framing, hardware and glass options. We design and install closet shelving systems in select markets utilizing some of the highest quality products available from national brands. We also offer standard and custom designed mirrors for our customers. Shower doors, closet shelving and mirror installations comprised approximately 7% of our net revenue for the year ended December 31, 2024.
Garage Doors
Some of our locations install and service garage doors and openers for new residential construction builders, homeowners and commercial customers. We offer a variety of options from some of the best-known garage door brands, including steel, aluminum, wood and vinyl garage doors, as well as opener systems. Unlike the other products we install, the garage door business has an ongoing aftermarket service component, which represented approximately 20% of the net revenue resulting from garage doors for the year ended December 31, 2024. The installation and service of garage doors comprised approximately 6% of our net revenue for the year ended December 31, 2024.
Waterproofing
Some of our locations install waterproofing, caulking and moisture protection systems for commercial and industrial construction projects. We offer a variety of waterproofing options, including, but not limited to, sheet and hot applied waterproofing membranes, deck coating systems, bentonite systems and air & vapor systems. The installation and service of waterproofing comprised approximately 5% of our net revenue for the year ended December 31, 2024.
Rain Gutters
Some of our locations install a wide range of rain gutters, which direct water from a home’s roof away from the structure and foundation. Rain gutters are typically constructed from aluminum or copper and are available in a wide variety of colors, shapes and widths. They are generally assembled on the job site using specialized equipment. The installation of rain gutters comprised approximately 4% of our net revenue for the year ended December 31, 2024.
Fire-stopping and Fireproofing
Some of our locations install fire-stopping systems, including fire-rated joint assemblies, perimeter fire containment, and smoke and fire containment systems. Fire-stopping is a passive fire protection approach that relies on compartmentalization of various building components, including fire-rated walls, joints, and floors. The installation of these products collectively comprised approximately 3% of our net revenue for the year ended December 31, 2024.
Window Blinds
Some of our locations install different types of window blinds, including cordless blinds, shades and shutters. The installation of window blinds comprised approximately 3% of our net revenue for the year ended December 31, 2024.
Other Building Products
Some of our locations install other complementary building products, none of which is an individually significant percentage of net revenue. Installation of other building products comprised approximately 6% of our net revenue for the year ended December 31, 2024.
Distribution Operating Segment
We have three businesses that comprise our distribution platform. AMD Distribution, Inc. ("AMD") is headquartered in Spring Valley, Minnesota and has eight locations including distribution centers and bonded warehouses. These locations service several states throughout the Midwest and Mountain West. AMD distributes products and materials purchased wholesale from manufacturers such as spray foam insulation, metal building insulation, residential insulation, and mechanical and fabricated Styrofoam insulation. AMD sells to a diverse group of independent contractors of various sizes working on projects in the residential, commercial and agricultural markets. AMD is also a distributor of accessories and equipment used throughout the insulation installation process.
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
Our third distribution business is the recently acquired Insulation Supplies which is headquartered in New Hope, Minnesota. Insulation Supplies distributes various insulation products including equipment and machines and services several states throughout the Midwest.
Our Distribution segment comprised approximately 5% of our net revenue for the year ended December 31, 2024.

Manufacturing Operating Segment
Our manufacturing operation, Advanced Fiber Technology ("AFT"), operates in Bucyrus, Ohio producing cellulose insulation and specialty industrial fibers. AFT's primary product, cellulose insulation, consists primarily of wastepaper and helps reduce greenhouse emissions by reducing the wastepaper decomposing in landfills which releases methane and carbon dioxide gases. AFT sells its products to a wide range of customers including distributors, retailers and insulation contractors. AFT expanded production to include a second cellulose insulation manufacturing line in 2024.
This segment comprised approximately 1% of our net revenue for the year ended December 31, 2024.
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
Experienced sales and service professionals are important to our customer growth and increasing our profitability. Retaining and motivating local employees has been an important component of our acquisition and operating strategies. As of December 31, 2024, we employed approximately 800 sales professionals and our sales force has spent an average of approximately eleven years with our operations. The local sales staff, which is generally led by the branch manager, is responsible for maintaining relationships with our customers. These local teams work diligently to increase sales by supporting our existing customers with excellent service and value while also pursuing new customers with competitive offerings. In addition to the efforts of our sales staff, we market our product and service offerings on the internet, in the local yellow pages, on the radio and through advertisements in trade journals. We primarily conduct our marketing using local trademarks and trade names.
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
Diversified product lines, end markets and geographies. Diversifying our product line offerings provides us opportunity to increase sales to end customers and leverage our branch costs to improve profitability. We continue to generate revenue synergies by taking advantage of cross-selling opportunities with our existing customers in markets where we install multiple products. We have successfully diversified our product offering from the year ended December 31, 2013, when insulation installation comprised approximately 74% of revenues, to the year ended December 31, 2024, when it comprised 60% of revenues. We service the residential new construction and repair and remodel markets, both of which consist of single-family and multi-family dwellings, as well as the commercial construction market. The multi-family subset of the residential end market can offset decreasing single-family demand during economic downturns or elevated interest rate environments. We have diversified our end customer demographic from the year ended December 31, 2013, when revenue from the commercial end market comprised approximately 11% of revenues, to the year ended December 31, 2024 when it comprised 16% of revenues. Our exposure to commercial end markets diversifies our customer base and makes our business less dependent on residential new construction. Commercial construction is also driven by longer term projects which tends to provide greater revenue visibility. In periods of declining insulation installation volumes, our sales force is able to leverage our diversity of products and reduce the impact of lost insulation sales by growing sales of complementary building products, further enhancing our ability to perform. Distribution sales can also help offset decreasing sales in our installation segment. Our national geographic footprint provides us a balanced business not concentrated in any single region.
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
Commitment to the communities we live and work in. The Installed Building Products Foundation ("the Foundation") is a separate, not-for-profit organization to help support our employees for their education, financial and philanthropic needs. Our foundation administers our scholarship program for our employees and their families as well as our employee financial assistance program to support our employees who experience financial hardship resulting from an unexpected emergency or disaster. In addition, the Foundation serves our communities by focusing our impact on supporting education, housing and community-strengthening causes.
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
Given the current economic uncertainty, interest rate volatility and inflationary environment, we can provide no assurance that the positive trends reflected in our recent financial and operating results will continue in 2025.
TRENDS IN THE MARKETPLACE
Our business relies on various market factors, one of which is residential housing demand. Following the late 2000s recession in the U.S. economy, housing starts dropped well below historical averages for over a decade. In recent years, housing starts returned to early 2000s levels and recent demand peaked in 2021 with 1.61 million residential starts. 2024 had 1.37 million non-seasonally adjusted starts according to U.S. Census Bureau data. However, this was a 3.9% decrease from the 1.42 million housing starts in 2023. Housing starts are forecasted to decrease in 2025, as Fannie Mae predicts 1.32 million starts with an overall decrease of 3.4% compared to 2024. Inflation and elevated mortgage interest rates are expected to continue affecting affordability of new homes, both of which are the primary drivers behind the projected decline for new housing starts forecasted in 2025.
While we anticipate a decline in overall housing starts, we expect that most of this decrease will be concentrated in the multi-family subset of the residential end market. We expect to still benefit from our market share gains in the multi-family business in 2025 thanks to an extended backlog in this end market as well as housing shortages in some of the markets that we service. However, we expect a continued decline in multi-family units under construction to negatively impact our business. Commercial demand showed slight growth in 2024, and the commercial sector is predicted to see a modest increase of 6% in investment dollars in 2025 over 2024, according to Dodge Data & Analytics.
Inflation can adversely affect us by increasing the costs of materials, labor and interest rates which, in turn, can have a negative impact on housing affordability, impacting consumer sentiment and increasing market uncertainty. Per the Bureau of Labor Statistics, inflation in the United States averaged 2.9% in 2024 as measured by the consumer price index, a decrease from the 3.4% average reported in 2023. As a result of the recent inflationary environment, the materials we buy saw multiple price increases in the last few years, and we expect price increases to continue in 2025. However, we were able to mitigate most of these increases through selling price increases to our customers as evidenced by our increased gross profit margin. In addition, inflation has tightened the labor market as competition and expectations for higher wages increased our labor costs in 2024.
Despite recent cuts by the Federal Reserve to the federal funds rate, mortgage rates remained elevated from their recent historic lows primarily due to higher treasury yields. The large increase in home prices combined with lower mortgage financing affordability has reduced housing demand for the last two years. Despite elevated mortgage rates, we believe consumers are beginning to adjust their expectations for lower rates. Demand for our services can also be impacted by the unsold inventory of completed homes if consumer demand decreases. We believe the demand for our installation services remains high due to our proven ability to meet our customer's expectations, however, the full effects of these challenges on the homebuilding market are uncertain as we progress through 2025.
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
We track all incidents that occur on our job sites that could result in injury, including minor incidents that may not require first aid or medical treatment. We use this incident information to continually refine and develop our safety training programs for new hires and the continual training and safety knowledge throughout employment at IBP. We believe these programs benefit the safety and physical well-being of our employees. Total hours worked increased 5% from 2023 to 2024, and the OSHA-defined incident rate per 100 employees decreased 9% to 5.10 for the year ended December 31, 2024. This was below our five year average incident rate per 100 employees of 5.86. Severe incidents increased from 7 in 2023 to 11 in 2024, and our 2025 target goal is to reduce the number of severe incidents back to our five year average of 8. We had zero fatalities in 2022, 2023 and 2024, and are continually finding ways to improve our practices throughout the organization in order to improve the health and safety of our workforce.
CUSTOMERS
We serve a broad group of national, regional and local homebuilders, multi-family and commercial construction firms, individual homeowners and repair and remodeling contractors. Our top ten customers, which are primarily a combination of national and regional builders, accounted for approximately 15% of net revenue for the year ended December 31, 2024. We install a variety of products in multiple markets for our largest customers, further diversifying our relationship with them. For example, our largest customer is independently serviced by 91 different IBP branches nationwide despite representing approximately 4% of net revenue for the year ended December 31, 2024. While our largest customers are homebuilders, our customer base is also diverse. We work on a range of commercial projects including office buildings, airports, sports complexes, museums, hospitals, hotels and educational facilities. Of our top 20 customers, 18 represent homebuilders and two represent commercial customers. We have long-term relationships with many of our customers and have served most of our top 20 customers for at least two decades.

BACKLOG
For contracts that are not complete at the reporting date, we recognize revenue over time utilizing a cost-to-cost input method. When this method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. The costs of earned revenue include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Backlog represents the transaction price for contracts for which work has not been performed and excludes unexercised contract options and potential modifications. Backlog is not a guarantee of future revenues as contractual commitments may change. There can be no assurance that backlog will result in revenues within the expected timeframe, if at all. We estimate backlog was $126.3 million as of December 31, 2024 and we estimated it to be $115.7 million as of December 31, 2023.
SUPPLIERS
We have long-term relationships with many of our suppliers, and we purchase from manufacturers whenever possible to streamline the typical supply chain. As one of the largest purchasers of insulation in the United States, we believe that we maintain particularly strong relationships with the largest manufacturers of the products we use in our business. The proximity of certain of our branch locations to insulation manufacturers’ facilities provides additional mutual benefits, including opportunities for cost savings and joint planning regarding future production. Due to the limited number of large fiberglass insulation manufacturers, our three largest suppliers in the aggregate accounted for approximately 37% of all material purchases for the year ended December 31, 2024. We also believe that we maintain good relationships with suppliers of the non-insulation products we install. We have found that using multiple suppliers ensures a stable source of materials and favorable purchasing terms as suppliers compete to gain and maintain our business. In addition, our national purchasing volumes provide leverage with suppliers as we pursue additional purchasing synergies. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Key Factors Affecting our Operating Results" of this Form 10-K for more information.
SEASONALITY
We typically have higher sales during the second half of the year as our homebuilder customers complete construction of homes placed under contract for sale in the traditionally stronger spring selling season. In addition, some of our larger branches operate in states impacted by winter weather and, as such, experience a slowdown in construction activity during the first quarter of the calendar year. This winter slowdown contributes to traditionally lower sales and profitability in our first quarter. As a result of this seasonal activity, our quarterly results of operations and financial position for any particular quarter are not necessarily representative of the results seen over a full fiscal year. In the short term, we expect typical seasonality to return, including higher sales in the spring, summer and fall than in the winter in 2025.
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

HUMAN CAPITAL RESOURCES
As of December 31, 2024, we had approximately 10,800 employees, consisting of approximately 7,400 installers, approximately 800 sales professionals, approximately 800 production personnel and approximately 1,800 administrative and management personnel. Less than 4% of our employees are covered under collective bargaining agreements. We have never experienced a work stoppage or strike, and we believe that we have good relationships with our employees. We monitor certain financial and operational statistics related to our workforce. For example, we utilize sales per installer per business day to ensure we maintain the proper level of staffing to complete our jobs. We were successful in achieving higher productivity in 2024 as compared to 2023 as evidenced by our annual sales per installer per business day increasing 1%.
Our employees are critical to our continued success and are our most important resource. We focus on attracting and retaining talented and experienced individuals to manage and support our operations. We consider retaining skilled employees to be a competitive advantage and employ various strategies to improve turnover metrics. Our turnover rate is typically better than industry averages. For example, across our installer base, we experienced average monthly turnover of 2.8% in 2024 compared with 3.9% for the U.S. construction industry, according to the U.S. Bureau of Labor Statistics. In addition, we offer many benefits and resources to most employees, some of which are above and beyond what others in our industry offer. See "Competitive Advantages, Engaged employees” above for further details on the benefits we offer.
As described in the Competitive Advantages section above, the Foundation was formed by us primarily to benefit our employees and their families and the communities in which they live and work. We have committed to give back a certain portion of our profits each year to support local communities by partnering with and supporting nonprofit organizations and initiatives focusing on education, housing, and strengthening our communities. In 2024, the Foundation and the Company awarded over 750 grants and made contributions totaling over $4.5 million in the form of scholarships and financial assistance to our employees as well as donations and matching gifts to various charities supported by our employees. This is an increase from 2023 when the Foundation and the Company awarded 172 grants totaling $2.5 million. We continue to support the Foundation’s mission of supporting our employees for their education, financial and philanthropic needs, as well as providing assistance to employees who have experienced unexpected emergencies or disasters.
Our management team supports the development of our existing workforce by establishing a culture of employee engagement, employee appreciation and the opportunity for promotion from within for many leadership positions. We believe this provides increased retention and promotes a long-term focus to our operations.
We respect and support all people within our workforce. We are committed to inclusion and belonging practices and maintaining workplaces free from discrimination and harassment. We are proud of our strong workforce, as shown in the table below (workforce data as of February 2025):

Employee Demographics	Workforce (%)
Black or African American	5.0%
Hispanic or Latino	51.3%
White	41.2%
Other	2.5%
Our number of Hispanic/Latino employees outpaces the construction industry average, according to the Bureau of Labor Statistics, and our workforce as a whole is comprised of over 50% ethnic minorities. We are committed in policy and practice to providing equal employment opportunities for all applicants and employees based upon their training, experience, and overall qualifications. Employees across all our branches are invited to participate in our regional and national inclusion and belonging committees to determine the standards for how employees should interact with one another and their communities. We do not tolerate inappropriate behavior or harassment.
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
INFORMATION TECHNOLOGY
JobCORE is our web-enabled internal software technology used by the majority of our branches. The system is designed to operate our business in a highly efficient manner and manage our operations. The jobCORE software provides in-depth real-

time job-level operational and financial performance data from each branch to the corporate office. JobCORE provides us, our branch managers and our sales personnel with an important operational tool for monitoring branch level performance. It assists management in assessing important business questions, including customer analysis, sales staff analysis, branch analysis and other operating activities.
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
Insulation is a critical component in reducing energy usage and greenhouse gas emissions. The Department of Energy ("DOE") states that over half of the energy used in the average American home is for heating and cooling due to many homes not having proper insulation. Per an insulation fact sheet provided by the DOE, inadequate insulation and air leakage are leading causes of energy waste in most homes. Through insulating homes and commercial structures, our industry promotes energy efficiency. Our loose-fill cellulose insulation is manufactured from recycled waste paper and our fiberglass insulation is made from recycled glass which helps reuse resources and reduce our global carbon footprint.
We are committed to socially responsible corporate practices. Through the Foundation and other volunteer opportunities, we give back to the communities we serve. We also provide longevity stock awards and financial wellness training to our employees. We are subject to various federal, state and local laws and regulations applicable in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees, climate disclosures, greenhouse gas emissions, public health and safety, workplace safety, transportation, zoning and fire codes. We strive to operate in accordance with applicable laws, codes and regulations.
We are responsible for adhering to several federal, state and local regulations covering building codes, labor-related regulations covering minimum wage, employee classification and employee safety, and transportation procedures. Our transportation operations are subject to the regulatory jurisdiction of the U.S. Department of Transportation ("DOT") which has broad administrative powers. We are also subject to safety requirements governing interstate operations prescribed by the DOT. In addition, vehicle dimension and weight and driver hours of service are subject to both federal and state regulation. Our operations are also subject to the regulatory jurisdiction of the U.S. Department of Labor’s Occupational Safety and Health Administration ("OSHA") which has broad administrative powers regarding workplace and jobsite safety.
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
•federal, state and local energy efficiency programs, regulations, building codes and standards;
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

Adverse developments affecting the new residential housing market could materially and unfavorably affect our business and financial results.
The majority of revenue from our business comes from the installation of building products in the new residential housing market. Any decline in new home construction may result in lower demand for our services and products and may materially adversely affect our business, financial condition, liquidity, results of operations and cash flows.
In 2024, the U.S. Census Bureau reported an estimated 1.37 million non-seasonally adjusted total housing starts, down from 1.42 million starts in 2023. Mortgage interest rates are affected by the Federal Reserve's monetary policies and significantly impact the affordability of housing. The Federal Reserve raised the federal funds rate significantly in 2022 and 2023 to stabilize inflation. This contributed to higher mortgage interest rates. The Federal Reserve began easing monetary policy in September 2024, however mortgage rates remained elevated due to other economic factors such as treasury yields and sticky inflation concerns. According to the January 2025 Fannie Mae forecast, 2025 housing starts are projected to decrease slightly to 1.32 million.
There are many macroeconomic and regional economic conditions that can impact the new residential housing market. In particular, prolonged periods of higher mortgage interest rates, rising home prices, sustained periods of inflation, or other economic factors can reduce home affordability and may lead to a continued decline in the home construction market. When mortgage rates increase, the cost of owning a home also increases, which can reduce the number of potential homebuyers who can afford to purchase a home. The demand for new home construction could be negatively impacted if the number of renting households increases or if a shortage in the supply of affordable housing occurs, either of which could result in lower home ownership rates. Demand can also be negatively impacted by changing consumer tastes and demographic changes.
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
A portion of the products we install and sell are for the commercial construction market. If this market does not grow in the future, the growth potential of our business, and our financial condition, results of operations and cash flows could be adversely affected. The commercial construction market, as measured by investment dollars, increased 7% in 2024 from 2023 per the U.S. Census Bureau.
According to Dodge Data & Analytics, commercial building starts in 2025, measured by investment dollars, are expected to increase 6% from 2024 while institutional building starts (a subset of the nonresidential construction market in which we participate) are expected to increase 4% from 2024.
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
We review the goodwill maintained in each of our three reporting units for impairment annually during the fourth quarter. We also review our goodwill and other intangible assets when events or changes in circumstances indicate the carrying value may not be recoverable. In doing so, we either assess qualitative factors or perform a detailed analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We did not record any goodwill impairment charges in 2024, 2023, or 2022; however, a decline in the expectation of our future performance, a decline in our market capitalization, sustained periods of economic inflation, prolonged periods of high interest rates, deterioration in expectations regarding the general economy and/or the timing and the extent of new home construction, home improvement and commercial construction activity may cause us to recognize non-cash, pre-tax impairment charges for goodwill or other long-lived assets, which are not determinable at this time. We recorded a minor intangible asset impairment due to the wind down of a single branch in 2024. In addition, as a result of our acquisition strategy, we have recorded goodwill and may incur impairment charges in connection with prior and future acquisitions. Our distribution businesses maintain significant goodwill balances in a separate reporting unit from our traditional installation business. If we are unable to successfully integrate this platform into our business model and compete effectively, we may be required to recognize impairment charges on our goodwill and other intangible assets within this reporting unit. If the value of goodwill or other intangible assets in this or other reporting units is impaired, our earnings and stockholders’ equity would be adversely affected. As of December 31, 2024, we had goodwill and other intangible assets in an aggregate amount of $703.1 million, or approximately 34% of our total assets.
Our industry is highly fragmented and competitive, and increased competitive pressure may adversely affect our business, financial condition, results of operations and cash flows.
The building products installation industry is highly fragmented and competitive. We face significant competition from other national, regional and local companies. Any of these competitors may: (i) foresee the course of market development more accurately than we do; (ii) offer services that are deemed superior to ours; (iii) sell building products and services at a lower cost; (iv) develop stronger relationships with homebuilders and suppliers; or (v) have access to financing on more favorable terms than we can obtain in the market. As a result, we may not be able to compete successfully with them. If we are unable to compete effectively, our business, financial condition, results of operations and cash flows may be adversely affected.
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
Our industry may develop new product innovations, installation techniques or requirements for insulation materials that could adversely affect our business and financial results.
Innovations and new technologies in the building materials we install or new installation techniques could negatively impact our business if we are unable to adapt to the changes quickly. These changes could rapidly evolve the requirements from our customers and could require additional capital outlays for equipment. New types of materials or changes in requirements in our existing markets could require us to develop relationships with unfamiliar vendors and suppliers and we may not be able to secure commercially advantageous pricing.
Product shortages or the loss of key suppliers could affect our business, financial condition, results of operations and cash flows.
Our ability to offer a wide variety of products to our customers depends on our ability to obtain adequate product supply from manufacturers. We do not typically enter into long-term agreements with our suppliers but have done so from time to time. We currently have two long-term agreements with suppliers and may enter into other short- or long-term supply agreements at any time. We have certain agreements that do not qualify as supply agreements due to a lack of a fixed price and/or lack of a fixed and determinable purchase quantity, but nonetheless may require us to purchase certain of our products from certain vendors, depending on the specific circumstances. Generally, our products are available from various sources and in sufficient quantities to meet our operating needs. However, the loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our business, financial condition, results of operations and cash flows. Historically, unexpected events, such as incapacitation of supplier facilities due to extreme weather or fire, have temporarily reduced manufacturing capacity and production. U.S. international trade policy can impact the suppliers of certain materials we use in our business. In addition, during prior economic downturns in the housing industry, manufacturers have reduced capacity by closing plants and production lines within plants. Even if such capacity reductions are not permanent, there may be a delay in manufacturers’ ability to increase capacity in times of rising demand. If the demand for products from manufacturers and other suppliers exceeds the available supply, we may be unable to source additional products in sufficient quantity or quality in a timely manner and the prices for the products that we use in our business could rise. These developments could affect our ability to take advantage of market opportunities and limit our growth prospects. We continually evaluate our supplier relationships and at any given time may move some or all of our purchases from one or more of our suppliers. There can be no assurance that any such action would have its intended effect.
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
Our business results also depend upon our branch managers and sales personnel, including those of companies recently acquired. While we customarily sign non-competition agreements, which typically continue for two years following the termination of employment, with our branch managers and sales personnel in order to maintain key customer relationships in our markets, such agreements do not protect us fully against competition from former employees. In addition, the Federal Trade Commission enacted a rule which is currently set aside and subject to court challenges and an increasing number of states have proposed rules that would prohibit non-competition agreements in most cases. Our non-competition agreements may prove to be unenforceable which could have a material adverse effect on our retention of key employees and our customer relationships.
We are dependent on attracting, training and retaining qualified employees while controlling labor and benefit costs.
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
The price of oil has fluctuated at times and has created volatility in our fuel costs. We do not currently hedge our fuel costs. Increases in fuel costs can negatively impact our cost to deliver our products to our customers and thus increase our cost of sales. If we are unable to increase the selling price of our products to our customers to cover any increases in fuel costs, our net income may be adversely affected.
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
In addition, the operating results of an individual branch may differ from those of another branch for a variety of reasons, including market size, management practices, competitive landscape, building codes and other regulatory requirements, state and local taxes and local economic conditions. As a result, certain of our branches may experience higher or lower levels of growth than other branches. Therefore, our overall financial performance and results of operations may not be indicative of the performance and results of operations of any individual branch.

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
Increasing scrutiny, changing expectations from stakeholders and government regulations regarding our ESG practices and disclosure may impose additional costs on us or expose us to new or additional risks.
Investor advocacy groups, certain institutional investors, investment funds, lenders and other market participants, shareholders, and customers have focused on the ESG or “sustainability” practices of companies and have placed importance on the social cost of their investments. If our ESG practices do not meet investor, lender, or other industry stakeholder expectations and standards, which continue to evolve, our access to capital may be negatively impacted based on an assessment of our ESG practices. Any such limitations, in both the debt and equity markets, may negatively affect our ability to manage our liquidity, our ability to refinance existing debt, grow our businesses, implement our strategies, our results of operations, and the price of our common stock.
Federal and state regulations are rapidly evolving in regards to ESG matters. The SEC introduced new rules regarding climate-related disclosures in 2024, and if they become effective, would require us to make additional climate-related disclosures. Additionally, the State of California and other states have enacted or are considering enacting legislation that would require more extensive climate-related disclosures that we would be subject to compliance. These laws and regulations will increase our ongoing costs of compliance.
We have released our ESG report annually since 2021. The report includes our policies and practices on a variety of social and environmental matters. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards or targets set forth in the sustainability report could negatively impact our reputation and stock price, employee retention, and the willingness of our customers and suppliers to do business with us.
RISKS TO OUR BUSINESS FROM EXTERNAL THREATS
A major public health issue could adversely impact the U.S. economy as well as our business, financial condition, operating results and cash flows.
The United States has experienced, and may experience again in the future, outbreaks of contagious diseases that affect public health and public perception of health. For example, the COVID-19 pandemic affected the global economy and caused our business significant supply chain disruptions, increased material costs and caused a slowdown in commercial construction demand. The full extent and scope of impact of an outbreak of any contagious disease on our business and industry, as well as national, regional and global markets and economies, depends on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the outbreak, additional government actions taken in response, the impact on construction activity and demand for homes (based on employment levels, consumer spending and consumer confidence). Accordingly, our ability to conduct our business could be materially and negatively affected, any of which could have a material adverse impact on our business, financial condition, operating results and cash flows.
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
Our operations are dependent upon our information technology systems, including our web-enabled internal software technology, jobCORE. The jobCORE software provides in-depth operational and financial performance data from individual branch locations to the corporate office. We rely upon such information technology systems to manage customer orders on a timely basis, coordinate our sales and installation activities across locations and manage invoicing. As a result, the proper functioning of our information technology systems is critical to the successful operation of our business. Although our information technology systems are protected through physical and software safeguards, our information technology systems are still vulnerable to natural disasters, power losses, unauthorized access, delays and outages in our service, system capacity limits from unexpected increases in our volume of business, telecommunication failures, cybersecurity incidents, computer viruses and other problems. A substantial disruption in our information technology systems for any prolonged time period could result in delays in receiving inventory and supplies or installing our products on a timely basis for our customers, which could adversely affect our reputation and customer relationships.
In the event of a cybersecurity incident, we could experience operational interruptions, lose confidential and proprietary information that harms our business, incur substantial additional costs, become subject to legal or regulatory proceedings or suffer damage to our reputation.
Cybersecurity threats and sophisticated cyberattacks pose a risk to our information technology systems and business operations. Advancements in artificial intelligence could be used by threat actors to attack our systems by creating increasingly effective phishing emails, false images or voice cloning to access our data. We have established security policies, processes and controls designed to help protect, identify and mitigate against the disruption of our operations and the intentional and unintentional misappropriation or corruption of our information technology systems and information in conjunction with identifying threats from new technologies that may disrupt our systems in the future. Despite these efforts, our information technology systems, including but not limited to jobCORE or other operational systems, email environments, financial systems, Human Resource and payroll systems, fleet management software, and risk management systems may be damaged, disrupted or shut down due to cyberattacks, unauthorized access to our systems, undetected intrusions, malicious software, computer viruses, ransomware, Trojan horses, worms, hardware or software failures or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or incidents could lead to business interruption, exposure of proprietary or confidential information, data corruption, fraudulent money transfers, damage to our reputation, exposure to legal and regulatory proceedings and other costs. Such events could impair our ability to conduct business and have a material adverse impact on our financial condition, results of operations and cash flows. As some of our systems are maintained or operated by third-party providers, including cloud-based systems, our information, operations and systems could be adversely affected if any of our significant providers, customers or suppliers experience a cybersecurity incident, data breach, reputational damage or disruption to their business operations.
As risks associated with cybersecurity threats constantly evolve and become more sophisticated generally, we have incurred and will continue to incur significant costs to strengthen our systems to protect against or respond to such threats. The use of remote work environments and virtual platforms may increase our risk of cyberattacks or data breaches. We continue to mitigate these risks in a number of ways, including investing in industry-appropriate measures and technologies designed to protect and monitor data and information technology systems, testing our systems on an ongoing basis for any current or potential threats, training our employees, and assessing the continued appropriateness of insurance coverage. Nevertheless, the measures that we implement to reduce and mitigate these risks may not be effective, and there can be no assurance that our efforts will prevent breakdowns, intrusions, incidents or breaches of our or our third-party providers’ databases or systems that could adversely affect our business. While these threats have not had a material impact on our business or operations to date, if such an event occurred, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Acquisitions are a core part of our strategy and we may be unable to continue to grow our business through acquisitions. In addition, acquired businesses may not perform in accordance with expectations, and our business judgments concerning the value, strengths and weaknesses of acquired businesses may not prove to be correct. We may also be unable to achieve expected improvements or achievements in businesses that we acquire. The value of our common stock following the completion of an acquisition could be adversely affected if we are unable to realize the expected benefits from the acquisition on a timely basis or at all. Future acquisitions may result in the incurrence of debt and contingent liabilities, legal liabilities, goodwill or intangible asset impairments, increased interest expense and amortization expense and significant integration costs. In addition, future acquisitions could result in dilution of existing stockholders if we issue shares of common stock as consideration.
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
As of December 31, 2024, our estimated backlog associated with the commercial end market was approximately $126.3 million. In accordance with industry practice, many of our contracts are subject to cancellation, reduction, termination or suspension at the discretion of the customer in respect of work that has not yet been performed. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog but instead would collect revenues in respect of all work performed at the time of cancellation as well as all other costs and expenses incurred by us through such date. Projects can remain in backlog for extended periods of time because of the nature of the project, delays in execution of the project and the timing of the particular services required by the project. Additionally, the risk of contracts in backlog being cancelled, terminated or suspended generally increases at times, including as a result of periods of widespread macroeconomic and industry slowdown, weather, seasonality and many of the other factors impacting our business. Many of the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. During periods of high inflation, cost escalators embedded in the contracts may not fully offset the total increase in our expenses which would negatively impact margins and results of operations. The revenue for certain contracts included in backlog are based on estimates. Therefore, the timing of performance on our individual contracts can affect our margins and future profitability. There can be no assurance that backlog will result in revenues within the expected timeframe, if at all.
Our distribution businesses and continued expansion into other new lines of business could affect our revenue, margins, financial condition, operating results and cash flows.
We operate three distribution entities under a different business model than our traditional installation business. The distribution businesses, and any other future lines of business we may enter or acquire, involve competitive, operational, financial and accounting challenges and other risks that differ from our traditional installation business. For example, particular commodity pricing can affect selling prices and costs for certain products we sell through distribution. Our expansion into these businesses may include opening new branches that have higher start-up costs compared to our acquired branches. These factors and any other challenges we encounter could adversely affect our margins, financial condition, operating results and cash flows.
In addition, a significant period of economic deflation could have an adverse impact on our business and financial results. Our three distribution businesses have substantially higher inventory balances, and deflation could cause the value of our inventories to decline.
Certain products our distribution businesses sell are composed of materials with prices that fluctuate based on current market pricing. Fluctuations in market pricing of these materials can affect our selling prices. For example, one of our distribution businesses uses aluminum in many of its products. Aluminum commodity prices have experienced volatile fluctuations in the recent past which has reduced our selling prices while related inventory costs remained high. Aluminum prices may also be impacted in the near term as the tariffs imposed on imported aluminum are scheduled to increase from 10% to 25% on March 12, 2025. If our costs on aluminum rise, this may lead to a temporary decrease in margins, financial condition, operating results and cash flows for this business to the extent we are unable to pass along these price increases to our customers.

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
We have consummated approximately 200 acquisitions. From time to time we are subject to claims or liabilities arising from the ownership or operation of acquired businesses for the periods prior to our acquisition of them, including environmental, employee-related and other liabilities and claims not covered by insurance. Any future claims or liabilities could be significant. Our ability to seek indemnification from the former owners of our acquired businesses for these claims or liabilities may be limited by various factors, including the specific time, monetary or other limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy our indemnification claims. In addition, insurance companies may be unwilling to cover claims that have arisen from acquired businesses or locations, or claims may exceed the coverage limits that our acquired businesses had in effect prior to the date of acquisition. If we are unable to successfully obtain insurance coverage of third-party claims or enforce our indemnification rights against the former owners, or if the former owners are unable to satisfy their obligations for any reason, including because of their financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our financial condition and results of operations.
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
Federal, state, local and other laws, building codes, trade policies and regulations could impose substantial costs and/or restrictions on our operations and could adversely affect our business.
We are subject to various federal, state, local and other laws, building codes and regulations including, among other things, worker and workplace health and safety regulations promulgated by the OSHA, employment regulations promulgated by the U.S. Equal Employment Opportunity Commission and tax regulations promulgated by the Internal Revenue Service and various other state and local tax authorities. Our primary manufacturing facility is also subject to additional laws and regulations which may increase our exposure to health and safety liabilities. In addition, we are subject to increased regulation of data privacy and information security and may be subject to certain more stringent laws in states including California,

Connecticut, Colorado, Delaware, Iowa, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Texas, Utah and Virginia, with similar laws going into effect in other states later in 2025 and beyond. These types of data privacy and security laws, which continue to evolve, create a range of new compliance obligations for us and increase financial penalties for non-compliance. Additional or more burdensome regulatory requirements in these or other areas may increase our expenses, reduce demand for our services or restrict our ability to offer services in certain geographies, all of which could adversely affect our business, financial condition, results of operations and cash flows. Moreover, our failure to comply with any of the regulatory requirements applicable to our business could subject us to substantial fines and penalties that could adversely affect our business, financial condition, results of operations and cash flows.
Imposed tariffs could have an adverse effect on our business in the event we are unable to pass those direct cost increases to our customers or if it reduces demand for housing. The large majority of the materials we install and sell are sourced from domestic suppliers, but we also import a portion of the materials we install and sell from suppliers located in foreign countries. If our suppliers are subjected to additional tariffs and/or duties in the event U.S. foreign trade policies on imports were to change, we could experience increased pricing on some of the materials we install and sell if those tariff costs were passed on to us. The extent of these increases would depend on a variety of factors including the magnitude of each tariff, the extent our vendors pass on the tariffs they incur, and the number of countries subject to tariffs in the future. Additionally, other building materials not employed in our business but utilized in other facets of the homebuilding or commercial construction industries could also be subject to increased pricing due to tariffs. This could raise home and/or commercial building prices which would negatively impact demand and, as a result, our business.
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
We are subject to laws, regulations and rules enacted by national, regional and local governments and the New York Stock Exchange ("NYSE"). In particular, we are required to comply with certain SEC, NYSE and other legal or regulatory requirements in the U.S. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly.
For example, there is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. These concerns have resulted in increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, and could expand the nature, scope, and complexity of matters on which we are required to control, assess, and report. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, may create challenges for us, including for our compliance and ethics programs and by increasing our ongoing costs of compliance, which could adversely impact our results of operations and cash flows. For example, we are subject to increased ESG regulation, including California Senate Bills 253, 261 and 219 that go into effect in 2026 and mandate certain climate disclosure and reporting.

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
We are subject to various federal, state and local environmental laws and regulations. Although we believe that we operate our business, including each of our locations, in compliance with applicable laws and regulations and maintain all material permits required under such laws and regulations to operate our business, we may be held liable or incur fines or penalties in connection with such requirements. In addition, environmental laws and regulations, including those related to energy use and climate change, may become more stringent over time, and any future laws and regulations could have a material impact on our operations or require us to incur material additional expenses to comply with any such future laws and regulations. For instance, in many U.S. states, regulations have been enacted to phase out hydrofluorocarbon based blowing agents which are widely used by our company and other industry participants in closed-cell spray foam applications, due to their high global warming potential. If additional legislation required an accelerated timeline regarding the phase out of hydrofluorocarbon blowing agents to hydrofluoro-olefin blowing agents, we could incur higher costs.
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
If interest rates increase, our debt service obligations on our variable rate indebtedness, if any exists at the balance sheet date, would increase even though the amount borrowed would remain the same, and our net income and cash flows would correspondingly decrease. Specifically, we had no outstanding borrowings on our Revolver, as hereinafter defined, as of December 31, 2024, but should we have a balance in the future, we would incur interest based on a rate that varies per the conditions set forth in our agreement.
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
We have approximately 27.8 million shares of common stock outstanding as of December 31, 2024. The shares of common stock are freely tradable, except for any shares of common stock that may be held or acquired by our directors, executive officers and other affiliates, the sale of which will be restricted under the Securities Act of 1933, as amended. As of December 31, 2024, approximately 1.8 million of the 2.1 million shares of common stock authorized for issuance under the 2023 Omnibus Incentive Plans were available for issuance. These shares will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.
Installed Building Systems, Inc. (“IBS”), an investment vehicle owned by Jeff Edwards and his siblings, is a party to certain prepaid variable forward sale contracts with an unaffiliated third party buyer. These contracts include 1,150,000 shares of our common stock in the aggregate, with various settlement dates in August 2025, March 2026, November 2026, May 2027 and June 2027. For 2025, an aggregate amount of 350,000 shares will be sold on the settlement dates occurring from August 14, 2025 to August 22, 2025, unless IBS elects to settle for cash. In addition, if our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.
Jeff Edwards has significant ownership of our common stock and may have interests that conflict with those of our other stockholders.
As of December 31, 2024, Jeff Edwards beneficially owned approximately 15.7% of our outstanding common stock. As a result of his beneficial ownership of our common stock, he has sufficient voting power to significantly influence all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions, and he has significant influence over our management and policies. This concentration of voting power may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares of common stock, which could prevent stockholders from receiving a premium for their shares of common stock. These actions may be taken even if other stockholders oppose them. The interests of Jeff Edwards may not always coincide with the interests of other stockholders. In addition, under our amended and restated certificate of incorporation, Jeff Edwards is permitted to pursue corporate opportunities for himself, rather than for us.
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
CYBERSECURITY RISK MANAGEMENT AND STRATEGY
As part of our Enterprise Risk Management (“ERM”) program, we maintain processes to assess, identify, manage, mitigate, and respond to material risks from cybersecurity threats. Central to these processes is a committee comprised of our Vice President of Internal Audit, our Chief Information Officer (“CIO”), members of our executive team, and other senior members of management that evaluates cybersecurity risks and designs and ensures implementation of appropriate controls, protections and training. This committee periodically reviews overall risks to the Company as part of the ERM program and ensures the alignment of cybersecurity efforts with the overall risk management framework. The committee has identified cybersecurity threats as one of the primary categories of risk to the Company.
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
We continually evaluate cybersecurity risks on an ongoing basis as part of our overall risk management strategy. We assess and identify cybersecurity risks through periodic risk assessments, penetration testing, and vulnerability scans, among other procedures and practices. We also receive cybersecurity alerts and threat intelligence from our peers, government agencies, information sharing and analysis centers and cybersecurity-related groups or associations. These and other measures are used to evaluate cybersecurity risks in a timely manner and to allocate resources in alignment with the overall risk management program. In the event of an incident, we intend to follow our detailed incident response policy, which outlines the steps to be followed from incident detection to eradication, recovery and notification. In addition, we regularly engage various third-parties to assess or test our systems and processes to enhance our detection and management of cybersecurity risks or assist with implementation of our risk management strategies, including consultants who assist with assessing risks and information security experts who conduct tabletop exercises with participation from company management.
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
The Audit Committee and the Board actively participate in discussions with management and amongst themselves regarding cybersecurity risks. Senior leadership, including our CIO, briefs the Board of Directors and the Audit Committee on cybersecurity risks and the effectiveness of our cybersecurity program as part of updates on our overall ERM program. Our Vice President of Internal Audit also provides the Audit Committee with an assessment of any material changes to cybersecurity risks and controls as a result of cybersecurity threats on at least a semi-annual basis.
Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats
Management is responsible for assessing and managing our cybersecurity risk management program. We have various teams and committees charged with monitoring risks, implementing controls, developing information security policies and procedures, and assessing cyber events. In addition to our Information Technology ("IT") department, we have an Information Security ("IS") department that provides oversight of our cybersecurity-related controls, including assistance in the development of related policies and procedures. The IT department is overseen by an Chief Technology Officer ("CTO") who has a degree in networking as well as significant experience in the development, operation, monitoring and management of information system operations, including but not to limited to cybersecurity oriented controls. The IS department is overseen by a Senior Cybersecurity Manager who holds a Master of Science degree and has varied experience in the field of information technology. Both the IT and IS departments report to the CIO, who holds various certifications in systems and cybersecurity methodologies and has over two decades of experience in the management of various aspects of information systems operations. The CIO approves the information security policies and procedures, implementation of controls, monitoring and detection programs, and employee training on cybersecurity risks. The CIO also is responsible for reporting on cybersecurity matters to the Board.
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

Item 2.    Properties
Real Property
We lease office and warehouse space in 43 states, including our corporate office in Columbus, Ohio. Our leases are typically short in duration with customary extensions at our option. We believe suitable alternative space is available in all of our markets. We also own our cellulose manufacturing facility in Bucyrus, Ohio. We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized. The table below summarizes our locations as of December 31, 2024.

State	Number of Locations	Approximate Total Square Footage	State	Number of Locations	Approximate Total Square Footage
Alabama	2	24,250	Nevada	2	20,310
Arizona	3	54,631	New Hampshire	10	81,365
California	28	305,841	New Jersey	8	128,037
Colorado	13	175,148	New York	9	101,430
Connecticut	4	48,357	North Carolina	19	330,574
Delaware	5	53,575	North Dakota	2	9,752
Florida	30	306,033	Ohio	16	562,155
Georgia	12	192,316	Oklahoma	5	48,743
Idaho	3	43,000	Oregon	2	32,928
Illinois	8	128,891	Pennsylvania	7	108,909
Indiana	12	255,319	Rhode Island	4	31,654
Kansas	2	74,206	South Carolina	8	120,739
Kentucky	4	47,350	South Dakota	3	59,932
Louisiana	2	19,535	Tennessee	8	184,592
Maine	3	51,860	Texas	19	399,916
Maryland	5	65,110	Utah	5	123,309
Massachusetts	5	51,303	Vermont	1	31,020
Michigan	3	42,192	Virginia	7	97,582
Minnesota	10	250,718	Washington	13	190,616
Missouri	2	17,536	West Virginia	1	2,080
Montana	5	46,740	Wisconsin	9	208,808
Nebraska	2	23,241
Our Fleet
As of December 31, 2024, our fleet consisted of approximately 6,300 total vehicles that we either leased or owned, including approximately 6,000 installation vehicles that our installers use to deliver and install products from our locations to job sites, and approximately 300 other vehicles that are utilized for various purposes, primarily by our distribution operations, sales staff, branch managers and various senior management personnel. For additional information, see Note 8, Long-term Debt, and Note 17, Commitments and Contingencies, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
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
Holders of Record
As of February 20, 2025, there were 1,430 holders of record of our common stock, one of which was Cede & Co., which is the holder of shares held through the Depository Trust Company.
Dividend Policy
Our board of directors has approved a quarterly cash dividend program since 2021, payable to stockholders of record on specific dates each quarter. In addition to the quarterly cash dividend, our board of directors has approved an annual variable dividend payable since 2022, with the 2025 dividend payable on March 31, 2025 at a rate of $1.70 per common share. Future determinations relating to payments of dividends will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, contractual restrictions, legal requirements and other factors our board of directors may deem relevant.
Stock Performance Graph
The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Russell 2000 Index (“Russell 2000”), (ii) the Standard & Poor’s Industrials Index (“S&P 500 Industrials”) and (iii) the S&P 600 Building Products Index ("S&P 600 Building Products"). The graph assumes investments of $100 in our common stock and in each of the four indices and the reinvestment of dividends for the last five fiscal years through December 31, 2024.

	12/31/2019	12/31/2020	12/31/2021	12/30/2022	12/29/2023	12/31/2024
IBP	100	148	205	129	280	271
Russell 2000	100	120	138	109	128	143
S&P 500 Industrials	100	111	134	127	150	176
S&P 600 Building Products	100	127	159	132	200	225

Issuer Purchases of Equity Securities
The following table shows the stock repurchase activity, including shares surrendered by employees in connection with the vesting of restricted stock awards, for the three months ended December 31, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1 - 31, 2024	—	$—	—	$—
November 1 - 30, 2024	250,000	206.50	250,000	—
December 1 - 31, 2024	132,924	205.04	132,924	154.7	million
	382,924	$205.99	382,924	$154.7	million

(1)    On February 22, 2024, we announced that our board of directors authorized a stock repurchase program that allows for the repurchase of up to $300.0 million of our outstanding common stock. The new program replaced the previous program and is in effect through March 1, 2025. We repurchased $145.3 million of common stock under our stock repurchase program during the year ended December 31, 2024. On February 27, 2025, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $500.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2026. For further information about our stock repurchase programs, see Note 13, Stockholders' Equity, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
During 2024, we did not issue or sell any unregistered equity securities.
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
OVERVIEW
We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products, including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving, mirrors and other products throughout the United States. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects in all 48 continental states and the District of Columbia from our national network of more than 250 branch locations. 94% of our net revenue comes from the service-based installation of these products across all of our end markets and forms our Installation operating segment and single reportable segment. In addition, three regional distribution operations serve the Midwest, Mountain West, Northeast and Mid-Atlantic regions of the United States, and we operate a cellulose manufacturing facility. We believe our business is well positioned to continue to profitably grow due to our strong balance sheet, liquidity and our continuing acquisition strategy.
A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, inflation, consumer confidence, employment rates, housing inventory levels and affordability, foreclosure rates, the health of the economy and the availability of mortgage financing. Our strategic acquisitions over the last several years contributed meaningfully to our 5.9% increase in net revenue during the year ended December 31, 2024 compared to 2023.
We have omitted discussion of 2022 results in the sections that follow where it would be redundant to the discussion previously included in Part II, Item 7, of Form 10-K for the year ended December 31, 2023.
2024 Highlights
Net revenues increased 5.9%, or $162.7 million, while gross profit increased 6.9% to $994.5 million during the year ended December 31, 2024 compared to 2023. The increase in net revenue was primarily driven by the 6.4% growth in our largest end market, the single-family subset of the residential new construction market. Revenue was also positively impacted by selling price and product mix improvements, the contribution of our recent acquisitions, and same branch sales growth from all of our end markets. The 3.7% increase in our price/mix metric for our Installation segment was primarily due to selling price increases. Gross profit margin grew faster than revenue as we continued to prioritize profitability over sales volume. Specifically, gross profit outpaced sales growth due to higher selling prices and resulting leverage gained on material costs compared to the prior year. Certain net revenue and industry metrics we use to monitor our operations are discussed in the "Key Measures of Performance" section below, and further details regarding results of our various end markets are discussed further in the "Net Revenue, Cost of Sales and Gross Profit" section below.
We generated approximately $340.0 million of cash from operating activities during the year ended December 31, 2024. As of December 31, 2024, we had $327.6 million of cash and cash equivalents and have not drawn on our revolving line of credit. Our liquidity remains strong despite investing $88.6 million in our acquisition strategy, and we more than tripled the 2023 amount of shareholder return through repurchasing $145.3 million of our Company's stock and paying $84.7 million in dividends during the year ended December 31, 2024. See Note 8, Long-term Debt, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for more information on our revolving line of credit.
During the year ended December 31, 2024, we experienced overall sales growth in all of our end markets and we achieved 3.5% year over year same branch sales growth, with acquisitions contributing the remaining portion of our total sales growth. The multi-family subset of the residential new construction market grew 2024 revenue 6.5% over the same period in 2023 based on the backlog of jobs in that end market. Our commercial end market experienced sales growth of 3.0% during the year ended December 31, 2024 primarily through contributions from our recent acquisitions.

We continue to diversify our operations through our acquisition strategy as we acquired nine businesses in 2024 that we expect to contribute approximately $104.2 million in annual aggregate revenues. We expect to also meet our goal of acquiring at least $100.0 million in annual aggregate revenue in 2025.
In March 2024, we amended our existing Term Loan Credit Agreement (as defined below) which included the issuance of a new seven-year term loan in the amount of $500.0 million. We used the net proceeds to refinance the remaining $490.0 million on our previous term loan, pay fees and increase working capital. In November 2024, we amended our Term Loan to reprice the applicable interest rate paid by 0.25% below our prior rate. We expect that this repricing will result in interest rate cost savings exceeding $1.0 million annually through the 2031 maturity date. See Note 8, Long-term Debt, for more information on our Term Loan and the Fourth Amendment. Additionally, in November 2024 we published our annual ESG report which highlights important milestones and our commitment to the environment, employees, communities and stakeholders.
The residential homebuilding market is forecasted to decline slightly in 2025 on the basis of housing starts, primarily due to elevated home and rental prices and mortgage interest rates, with the decrease expected to be concentrated in the multi-family subset of the residential end market. While total housing starts are currently projected to be slightly lower in 2025 than 2024, we believe there are several trends that should drive long-term growth in the housing market, even if there are temporary periods of slowed growth. These long-term trends include an aging housing stock, population growth, demographic changes and household formation growth. We expect that our net revenue, gross profit and operating income will benefit from this growth over time. U.S. economic growth and employment data is healthy and we anticipate our business will continue to grow organically, although we could be negatively impacted by a temporary slowdown in the homebuilding industry in the near term.

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
We generated approximately $340.2 million of cash from operating activities during the year ended December 31, 2023. As of December 31, 2023, we had $386.5 million of cash and cash equivalents and we had not drawn on our revolving line of credit. Our 2023 liquidity was strong despite investing $59.6 million in our acquisition strategy, repurchasing $6.3 million of our Company's stock and paying $63.1 million in dividends during the year ended December 31, 2023.
During the year ended December 31, 2023, we experienced overall and same branch sales growth in our multi-family and commercial end markets. Overall, the strong growth in multi-family and commercial sales helped offset the 5.4% decrease in the single-family end market, which is our largest end market. Our commercial end market experienced sales growth of 17.2% during the year ended December 31, 2023 primarily through acquisitions and organic growth as the commercial construction cycle returned to normal and project delays experienced in prior periods lessened.
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

The following table shows certain key measures of performance we utilize to evaluate our results:

	Years ended December 31,
	2024	2023	2022
Period-over-period Growth
Consolidated Sales Growth	5.9%	4.1%	35.6%
Consolidated Same Branch Sales Growth (1)	3.5%	0.2%	24.6%

Installation
Sales Growth (2)	6.0%	3.7%	29.5%
Same Branch Sales Growth (1)(2)	3.8%	(0.1)%	24.5%
Single-Family Sales Growth (3)	6.4%	(5.4)%	33.5%
Single-Family Same Branch Sales Growth (1)(3)	3.6%	(9.0)%	28.9%
Multi-Family Sales Growth (4)	6.5%	35.0%	31.8%
Multi-Family Same Branch Sales Growth (1)(4)	5.6%	33.3%	31.0%
Residential Sales Growth (5)	6.4%	1.0%	33.2%
Residential Same Branch Sales Growth (1)(5)	4.0%	(2.3)%	29.2%
Commercial Sales Growth (6)	3.0%	17.2%	15.2%
Commercial Same Branch Sales Growth (1)(6)	1.2%	11.5%	6.6%

Other
Sales Growth (7)	8.2%	12.1%	453.8%
Same Branch Sales Growth (1)(7)	3.6%	6.7%	41.5%

Same Branch Sales Growth - Installation (8)
Volume Growth (1)(9)	(0.2)%	(9.0)%	5.5%
Price/Mix Growth (1)(10)	3.7%	7.7%	23.0%

U.S. Housing Market (11)
Total Completions Growth	12.3%	4.2%	3.7%
Single-Family Completions Growth	1.8%	(2.3)%	5.7%
Multi-Family Completions Growth	35.4%	22.1%	(1.3)%

(1)	Same branch basis represents period-over-period growth for branch locations owned greater than 12 months as of each financial statement date.
(2)	Calculated based on period-over-period growth of all end markets for our Installation segment.
(3)	Calculated based on period-over-period growth in the single-family subset of the residential new construction end market for our Installation segment.
(4)	Calculated based on period-over-period growth in the multi-family subset of the residential new construction end market for our Installation segment.
(5)	Calculated based on period-over-period growth in the residential new construction end market for our Installation segment.
(6)	Calculated based on period-over-period growth in the total commercial end market. Our commercial end market consists of heavy and light commercial projects.
(7)	Calculated based on period-over-period growth in our Other category which consists for our Manufacturing and Distribution operating segments. Our distribution businesses were acquired in December, 2021 and April, 2022.
(8)
The heavy commercial end market, a subset of our total commercial end market, comprises projects that are much larger than our average installation job. The end market is excluded from the volume growth and price/mix growth calculations as to not skew the growth rates given its much larger per-job revenue compared to the average jobs in our remaining end markets.

(9)	Calculated based on period-over-period change in the number of completed same branch jobs within our Installation segment for all markets we serve except the heavy commercial end market.
(10)	Defined as change in the mix of products sold and related pricing changes and calculated as the change in period-over-period average selling price per same branch jobs within our Installation segment for all markets we serve except the heavy commercial market, multiplied by total current year jobs. The mix of end customer and product would have an impact on the year-over-year price per job.
(11)	U.S. Census Bureau data, as revised.

Net revenue, cost of sales and gross profit
The components of gross profit for the years ended December 31, 2024, 2023 and 2022 were as follows (in millions):

	2024	Change	2023	Change	2022
Net revenue	$2,941.3	5.9%	$2,778.6	4.1%	$2,669.8
Cost of sales	1,946.8	5.4%	1,847.9	0.3%	1,842.0
Gross profit	$994.5	6.9%	$930.7	12.4%	$827.8
Gross profit percentage	33.8%		33.5%		31.0%
Net revenue increased during the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to increased sales in all of our end markets and price/mix growth as shown in the Key Measures of Performance section above. Acquisitions also meaningfully contributed to our 2024 revenue growth. Our residential end market grew 6.4% primarily due to selling price and product mix improvements and the continued success of our acquisition strategy, but that growth was partially offset by the slight decline in overall same branch job volume. Despite a reduction in the number of installation jobs completed, we were able to increase net revenue through selling price increases as we continue to prioritize profitability over volume. In addition, our commercial end market continued to improve as evidenced by a 3.0% annual growth rate in sales in 2024.
The remaining overall growth in net revenue for the year December 31, 2024 is attributable to growth in our Distribution and Manufacturing operating segments. Net revenue in these operating segments combined grew from $182.0 million to $197.9 million for the year ended December 31, 2024 over 2023.
As a percentage of net revenue, gross profit increased during the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily on the strength of price/mix growth as well as leverage gained on material costs during the first half of 2024 compared to the prior year, offset by higher material and labor costs as a percentage of net revenue in the second half of 2024 due to changes in our product mix. We will continue to work with our suppliers to lessen the impact on our margins and with our customers to offset further cost increases through selling price adjustments.
Operating Expenses
Operating expenses for the years ended December 31, 2024, 2023 and 2022 were as follows (in millions):

	2024	Change	2023	Change	2022
Selling	$139.8	6.1%	$131.8	10.7%	$119.0
Percentage of total net revenue	4.8%		4.7%		4.5%
Administrative	$424.8	10.3%	$385.3	14.8%	$335.7
Percentage of total net revenue	14.4%		13.9%		12.6%
Gains on acquisition earnouts	$—	—%	$—	(100.0)%	$(16.1)
Percentage of total net revenue	—%		—%		(0.6)%
Asset impairment	$4.9	100.0%	$—	—%	$—
Percentage of total net revenue	0.2%		—%		—%
Amortization	$42.5	(4.5)%	$44.5	1.7%	$43.8
Percentage of total net revenue	1.4%		1.6%		1.6%
Selling
The dollar increase in selling expenses in 2024 was primarily driven by a year-over-year increase in selling wages and commissions to support our increased net revenue of 5.9%. Selling expense increased as a percentage of sales primarily due to increased commissions due to higher profitability and margins.
Administrative
The dollar increase in administrative expenses in 2024 was primarily due to an increase in wages and benefits, which was attributable to both acquisitions and organic growth as well as favorable company performance. Facility expense and insurance cost increases due to inflationary pressures also factored into the overall increase in administrative operating expenses. During

2024, we saw our administrative costs increase as a percentage of sales primarily due to higher salaries and bonuses due to higher profitability and margins.
Gains on acquisition earnouts
Some of our acquisitions have contingent consideration liabilities in the form of earnouts included in the total purchase price of the business. We assess the fair value of the contingent consideration liability at each reporting period, and any changes in the estimated fair value are reflected in gains on acquisition earnouts on the Consolidated Statements of Operations and Comprehensive Income. There were no gains on acquisition earnouts during the years ended December 31, 2024 and 2023.
Asset Impairment
During the second quarter of 2024, we elected to wind down the operations of a branch that installs one of our non-core building products. As a result, we deemed it necessary to perform an interim assessment of tangible and intangible assets. During the year ended December 31, 2024, we recognized an intangible impairment charge of $4.6 million related to definite-lived customer relationships, trademarks and tradenames and covenants not-to-compete within our Installation segment. In addition, we recognized an asset impairment charge of $0.3 million related to property and equipment and operating lease right-of-use assets within our Installation segment. We did not recognize any impairment losses on our tangible or intangible assets during the year ended December 31, 2023.
Amortization
Our intangible assets include non-competes, customer relationships, trade names and backlog established upon acquisition of most businesses we acquire. Amortization expense decreased in 2024 primarily due to larger 2024 acquisitions occurring later in the year as compared to 2023. See Note 18, Business Combinations, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for information on our acquisitions.
Other Expense, net
Other expense, net for the years ended December 31, 2024, 2023 and 2022 was as follows (in millions):

	2024	Change	2023	Change	2022
Interest expense, net	$36.9	(0.3)%	$37.0	(11.0)%	$41.6
Other (income) expense	(0.8)	20.0%	(1.0)	(288.7)%	0.5
Total other expense, net	$36.1	0.3%	$36.0	(14.5)%	$42.1
Other expense, net did not significantly change during 2024. Interest expense, net decreased primarily due to term loan repricing, which was offset by an increase in the write-off of debt issuance costs. See Note 8, Long-term Debt, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for further information regarding debt balances.
Income Tax Provision
Income tax provision and effective tax rates for the years ended December 31, 2024, 2023 and 2022 were as follows (in millions):

	2024	2023	2022
Income tax provision	$89.8	$89.4	$79.9
Effective tax rate	25.9%	26.8%	26.3%
During the years ended December 31, 2024 and 2023, our tax rate was unfavorably impacted by certain expenses not being deductible for income tax reporting purposes.

Other comprehensive income (loss), net of tax
Other comprehensive income (loss), net of tax for the years ended December 31, 2024, 2023 and 2022 were as follows (in millions):

	2024	2023	2022
Unrealized gain (loss) on cash flow hedge, net of taxes	$1.3	$(6.9)	$40.8
During the year ended December 31, 2024, we recorded unrealized losses, net of taxes, of $2.0 million on our cash flow hedges primarily due to the market's expectations for interest rates to decline in the future which offset the previous unrealized gains on our existing and forward swaps. We also amortized $4.4 million of the remaining unrealized gains, off-market terms and unrealized losses on our terminated cash flow hedges to interest expense, net during the year ended December 31, 2024, not including tax effects of $1.1 million.
During the year ended December 31, 2023, we recorded unrealized losses, net of taxes, of $10.2 million on our cash flow hedges primarily due to the market's expectations for interest rates to decline in the future which offset the previous unrealized gains on our existing and forward swaps. We also amortized $4.5 million of the remaining unrealized gains, off-market terms and unrealized losses on our terminated cash flow hedges to interest expense, net during the year ended December 31, 2024, not including tax effects of $1.2 million.
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
KEY FACTORS AFFECTING OUR OPERATING RESULTS
Inflation, Housing Affordability and Mortgage Interest Rates
Inflation affected the economy as a whole in 2022 but began moderating in 2023 as the Federal Reserve took actions to stabilize inflation by raising the federal funds rate multiple times through July 2023. These rate hikes indirectly raised the 30-year fixed rate mortgage average in the United States to over 7% for the first time since 2008 during periods of 2023 and 2024. These rate-driven pressures began to curtail housing demand beginning in the second half of 2022 as mortgage financing affordability was reduced. Inflation rates in 2024 remained above the 2% stated target, however the Federal Reserve began cutting the federal funds rate in September 2024. The Federal Reserve has recently signaled plans to keep rates at their current levels in the near term. A more accommodating Federal Reserve monetary policy does not directly determine mortgage rates, as mortgage rates have remained elevated despite the federal funds rate cuts primarily due to sticky inflation and higher treasury yields. Higher mortgage rates combined with the housing cost inflation experienced in the last few years has significantly increased housing-cost-to-income ratios. We expect our business to be somewhat impacted by the current mortgage rates in 2025 since they remain elevated compared to recent history.
In addition, housing affordability is impacted by international trade as certain housing inputs are more reliant on imports than domestic production. While we purchase the large majority of the products we install and sell domestically, our business could be impacted if overall home affordability is further reduced by higher material prices due to increased tariffs.
Trends in the Construction Industry
Higher inflation and interest rates, as discussed above, reduced the demand and affordability of new homes in 2024. According to Fannie Mae's January 2025 forecast, 1.32 million housing starts are forecasted in 2025 which is a decline of 3% from 2024. These headwinds may impact our business in the near term, but stable employment and lower existing home inventory levels in some markets continue to support demand for residential new construction activity despite the affordability concerns. As a result, while we expect cyclicality to continue in the housing industry, we believe the long-term opportunities in our residential and commercial end markets are favorable. There have been housing shortages in some of the markets we serve and the backlog in our multi-family business demonstrates continued need for multi-family housing. According to Dodge Data & Analytics, commercial building starts in 2025, measured by investment dollars, are expected to increase 6% from 2024 while institutional building starts (a subset of the nonresidential construction market in which we participate) are expected to increase 4% from 2024. Regarding the repair and remodel markets, many existing homeowners are locked into low interest mortgages, and an aging housing stock exists in many areas of the United States, bolstering demand in this end market.

Our operating results may vary based on our product mix and the mix of our end markets among new single-family, multi-family and commercial builders and owners of existing homes. We maintain a mix of business among all types of homebuilders ranging from small custom builders to large regional and national homebuilders as well as a wide range of commercial builders. Net revenue derived from our ten largest homebuilder customers in the United States was approximately 15% for the year ended December 31, 2024. The residential new construction and repair and remodel markets represented approximately 78% of our total net revenue for both the years ended December 31, 2024 and 2023. The remaining portion was attributable to our distribution businesses and the commercial construction end market.
Cost and Availability of Materials
We typically purchase the materials we use in our business directly from manufacturers. The largest fiberglass manufacturers have cut production capacity during past business cycles which has caused periods of industry-wide supply allocations. While we are not currently experiencing material supply shortages, we could incur such shortages in 2025 and beyond if these manufacturers reduce production this year. We experience price increases from our suppliers from time to time, including multiple increases over the last four years caused by supply shortages and general economic inflationary pressures. We could be subject to increased material pricing on some of the materials we install and sell due to tariffs imposed on goods imported from certain foreign nations. The extent of these increases will depend on a variety of factors including the magnitude of each tariff, the extent our vendors pass on the tariffs they incur, and the number of countries subject to tariffs in the future. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations in 2025, to the extent that price increases cannot be passed on to our customers. Our selling price increases were able to support most material cost increases in 2024 but we may have more difficulty raising prices in 2025 if housing demand slows. We will continue to work with our customers to adjust selling prices to offset higher costs as they occur.
Cost of Labor
Our business is labor intensive. As of December 31, 2024, we had approximately 10,800 employees, most of whom work as installers on local construction sites. We expect to spend more to hire, train and retain installers to support our growing business in 2025, as tight labor availability continues within the construction industry. Our workers’ compensation costs also continue to rise as we increase our coverage for additional personnel. Labor costs as a percentage of revenue increased during the year ended December 31, 2024 compared to 2023 primarily due to market competition and expectations for higher wages. We were successful in achieving higher labor productivity as evidenced by our annual sales per installer per business day increasing 1% in 2024 as compared to 2023.
Our employee retention rates remained better than industry averages in the year ended December 31, 2024. We believe this is a result of our strong culture and the various programs meant to benefit our employees, including our financial wellness plan, emotional well-being coaching, longevity stock compensation plan and comprehensive benefit packages we offer. We also provide assistance from the Installed Building Products Foundation meant to benefit our employees, their families and their communities. While improved retention drives lower costs to recruit and train new employees, resulting in greater installer productivity, these improvements are somewhat offset by the additional costs of these incentives.
Environmental, Social and Governance
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
Beyond our service offerings, we also recognize that as a good corporate citizen, we have a responsibility to support our communities and be stewards of the environment. We continue to proactively work to find new ways to reduce our carbon footprint by formalizing a climate risk management framework to guide our climate strategy. We are committed to reducing CO2 emissions as a percentage of our revenue. For example, we purchase a large portion of our electricity supply from carbon-free energy sources and have a national waste management program to increase recycling at our facilities to reduce landfill waste. We also support the industry transition to hydrofluoro-olefin ("HFO") spray foam types which have lower greenhouse gas emissions than hydrofluorocarbon ("HFC") materials. We utilized more HFO materials than HFC materials and expect this to continue to increase.
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
LIQUIDITY AND CAPITAL RESOURCES
Our capital resources primarily consist of cash from operations and borrowings under our various debt agreements and capital equipment leases and loans. As of December 31, 2024, we had cash and cash equivalents of $327.6 million as well as access to $250.0 million under our asset-based lending credit facility (as defined below), less $4.0 million of outstanding letters of credit, resulting in total liquidity of $573.6 million. Liquidity may also be limited in the future by certain cash collateral limitations under our asset-based lending credit facility (as defined below), depending on the status of our borrowing base availability.
Short-Term Material Cash Requirements
For at least the next twelve months, our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and to meet principal and interest obligations and make required income tax payments. We may also use our resources to fund our optional stock repurchase program and pay quarterly and annual dividends. During 2025, we anticipate discretionary spending for capital improvements and quarterly dividends to approximate 2024 levels of approximately $88.6 million and $39.4 million, respectively, as well as approximately $47.2 million for our annual variable dividend to be paid March 31, 2025. In addition, we expect to use cash and cash equivalents to acquire various companies with at least $100.0 million in aggregate net revenue each fiscal year. The amount of cash paid for an acquisition is dependent on various factors, including the size and determined value of the business being acquired.
Firm commitments for funds include $67.2 million in interest and principals payments on long-term debt obligations including our Senior Notes, Term Loan, notes payable to sellers of acquisitions and vehicles purchased under the Master Loan and Security Agreement, the Master Equipment Agreement and the Master Loan Agreements. Additionally, we maintain certain production vehicles under a finance lease structure which will require $3.4 million in interest and principal payments under current agreements in 2025. We lease certain locations, vehicles and equipment under operating lease agreements that will require $38.8 million in funds over the next twelve months. Finally, we have two product supply agreements with various vendors that requires us to purchase a minimum quantity of inventory with variable and fixed rate pricing in 2025. Payments for income taxes cannot be estimated at this time, but our effective tax rate was 25.9% for the year ended December 31, 2024.
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
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our business needs, commitments and contractual obligations for at least the next 12 months as evidenced by our net positive cash flows from operations for the years ended December 31, 2024, 2023 and 2022. We believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions, but we cannot guarantee that such financing will be available on favorable terms, or at all.

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
Known obligations beyond the next twelve months are as follows (in millions):

2026	$94.3
2027	86.1
2028	360.7
2029	38.7
Thereafter	513.3
Known obligations above include $1.0 billion in interest and principal payments on long-term debt obligations through 2029. In addition, our finance leases will require $5.9 million in interest and principal payments under current agreements through 2029. Operating lease obligations will require $66.6 million in payments beyond the next twelve months. Finally, we have two product supply agreements with various vendors that requires us to purchase a minimum quantity of inventory with variable and fixed rate pricing after 2025.
Sources and Uses of Cash and Related Trends
Working Capital
We carefully manage our working capital and operating expenses. As of December 31, 2024 and 2023, our working capital, including cash and cash equivalents, was $695.9 million, or 23.7% of net revenue, and $723.6 million, or 26.0% of net revenue, respectively. The decrease in working capital year-over-year was driven primarily by cash and cash equivalents decreasing $58.9 million resulting from increased acquisition activity, dividend payments and stock repurchases. We continue to look for opportunities to reduce our working capital as a percentage of net revenue.
The following table presents our cash flows (in millions):

	Years ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$340.0	$340.2	$277.9
Net cash used in investing activities	(159.1)	(103.4)	(158.7)
Net cash used in financing activities	(239.8)	(79.9)	(223.1)
Cash Flows from Operating Activities
Our primary source of cash provided by operations is revenues generated from installing or selling building products and the resulting operating income generated by these revenues. Operating income is adjusted for certain non-cash items, and our cash flows from operations can be impacted by the timing of our cash collections on sales and collection of retainage amounts. Our primary uses of cash from operating activities include payments for installation materials, compensation costs, leases, income taxes and other general corporate expenditures included in net income. Net cash provided by operating activities slightly decreased from 2023 to 2024 primarily driven by the increase in accounts receivable and inventory due to higher sales and material cost inflation and the decrease in accounts payable. The decrease was partially offset by higher net income due to increased consolidated sales of 5.9%.
Cash Flows from Investing Activities
Sources of cash from investing activities consist primarily of proceeds from the sales of property and equipment and, periodically, maturities from short term investments. Cash used in investing activities consists primarily of purchases of property and equipment, payments for acquisitions and, periodically, purchases of short term investments.

Net cash used by investing activities decreased from 2023 to 2024 primarily due to the increase in payments for acquisitions and property and equipment purchases. We completed one additional acquisition in 2024 compared to 2023 and the average size of the acquisitions was larger in the year ended December 31, 2024. The amount of cash paid for an acquisition is dependent on various factors, including the size and determined value of the business being acquired. See Note 18, Business Combinations, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for more information regarding our business acquisitions in 2024, 2023 and 2022.
Additionally, total cash used to purchase property and equipment increased in 2024, and we expect to continue to support any increases in future net revenue through further capital expenditures. A significant portion of these capital expenditures were subsequently reimbursed via various vehicle and equipment notes payable, with related cash inflows shown in cash flows from financing activities.
Cash Flows from Financing Activities
Our sources of cash from financing activities consist of proceeds from the issuance of debt and new vehicle and equipment notes payable. Cash used in financing activities consists primarily of debt repayments, acquisition-related obligations, dividends and stock repurchases.
We had a net use of cash in financing activities in both 2024 and 2023. The increase in cash used in financing activities in 2024 was primarily due to common stock repurchases increasing to $145.3 million during the year ended December 31, 2024 from $6.3 million during the year ended December 31, 2023. Dividends paid also increased by $21.6 million in 2024 compared to 2023. This was partially offset by net proceeds from the new Term Loan (as defined below).
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
Credit Facilities
In February 2022, we amended and extended the term of our asset-based lending credit agreement (the "ABL Credit Agreement"). The ABL Credit Agreement increased the commitment under the asset-based lending credit facility (the "ABL Revolver") to $250 million from $200.0 million, and permits us to further increased the commitment amount up to $300.0 million. The amendment also extends the maturity date from September 26, 2024 to February 17, 2027. The ABL Revolver bears interest at either the base rate or the Secured Overnight Financing Rate ("Term SOFR"), at our election, plus a margin of 0.25% or 0.50% in the case of base rate loans or 1.25% or 1.50% for Term SOFR advances (in each case based on a measure of availability under the ABL Credit Agreement). The amendment also allows for modification of specified fees depend upon achieving certain sustainability targets, in addition to making other modifications to the ABL Credit Agreement. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of December 31, 2024 was $246.0 million.
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
In March 2024, we entered into Amendment No. 3 to our Term loan Credit Agreement ("Third Amendment"). The Third Amendment amended certain terms of the previous seven-year term loan facility with Royal Bank of Canada as the administrative agent and collateral agent thereunder under our credit agreement (the “Term Loan Agreement”), dated as of December 14, 2021 (as previously amended by the First Amendment thereto dated April 28, 2023 and the Second Amendment thereto dated August 14, 2023). The Third Amendment allowed for the issuance of a new term loan (the "Term Loan") in the amount of $500 million which will mature on March 28, 2031. Net proceeds of the Term Loan were used to refinance the remaining $490.0 million on our previous term loan, pay fees and increase working capital. In November 2024, we repriced our Term Loan by entering into Amendment No. 4 to our Term loan Credit Agreement ("Fourth Amendment"). The amended Term Loan now bears interest, at our option, at a rate equal to either: the adjusted Term SOFR plus 1.75% per annum, or an alternative base rate plus 0.75%.
The Term Loan amortizes in quarterly principal payments of $1.25 million, with any remaining unpaid balances due on the maturity date of March 28, 2031. As of December 31, 2024, we had $492.5 million, net of unamortized debt issuance costs, due on our Term Loan.
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
As of December 31, 2024, we were in compliance with all applicable covenants under the Term Loan Agreement, ABL Credit Agreement, and the Senior Notes.
Derivative Instruments
As of December 31, 2024, we had five total interest rate swaps including two forward interest rate swaps. For a summary of notional amounts, maturity dates and interest rates for each of these swaps, see Note 12, Derivatives and Hedging Activities, in Item 8, Financial Statements and Supplementary Data of this Form 10-K. Together, these five swaps serve to hedge $400.0 million of the variable cash flows on our variable rate Term Loan through maturity. The assets associated with the forward interest rate swap are included in other current and other non-current assets on the Consolidated Balance Sheets at their fair value amounts as described in Note 10, Fair Value Measurements, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
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

Total outstanding loan balances relating to our master loan and equipment agreements were $82.3 million and $83.0 million as of December 31, 2024 and 2023, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Consolidated Statements of Operations and Comprehensive Income. See Note 8, Long-term Debt, in Item 8, Financial Statements and Supplementary Data of this Form 10-K for more information regarding our Master Loan and Security Agreement, Master Equipment Lease Agreement and Master Loan Agreements.
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
The following table summarizes our outstanding bonds, letters of credit and cash-collateral (in millions):

As of December 31, 2024
Performance bonds	$77.3
Insurance letters of credit and cash collateral	72.3
Permit and license bonds	11.0
Total bonds and letters of credit	$160.6
We have $65.3 million included in our insurance letters of credit in the above table that are unsecured and therefore do not reduce total liquidity.
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

Goodwill Impairment
We performed an annual quantitative goodwill impairment test as of October 1, 2024 on our Distribution operating segment which we have determined is also a reporting unit. The estimate of the reporting unit’s fair value was determined by placing a 75% weighting on a discounted cash flow model and a 25% weighting on market-related model using current industry information that involve significant unobservable inputs (Level 3 inputs). Based on the results of this evaluation, we concluded that there were no impairments of goodwill as the estimated fair value exceeded its carrying value. The estimated fair value exceeded the Distribution operating segment's carrying value by 32.1%. A 100 basis point change in either the discount rate or residual growth rate, or both, utilized in our discounted cash flow model using our weighted system would not have resulted in an impairment for our Distribution operating segment, nor would any change in the weighting of each method. The estimates and assumptions used in the test are subject to uncertainty due to the professional judgments required. We performed a qualitative evaluation for our Installation and Manufacturing operating segments and determined that it was more likely than not that the fair value of these operating segments exceeded their carrying values.
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
Our largest healthcare plan is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Consolidated Balance Sheets and was $4.8 million and $3.9 million as of December 31, 2024 and 2023, respectively.
We participate in multiple workers’ compensation plans covering a significant portion of our business. Under these plans, we use a high deductible program to cover losses above the deductible amount on a per claim basis. We accrue for the estimated losses occurring from both asserted and unasserted claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of IBNR claims. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. These claims are accounted for based on actuarial estimates of the undiscounted claims, including IBNR. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. As of December 31, 2024 and 2023, we estimated total short-term and long-term known and IBNR claims for workers' compensation to be $27.7 million and $26.5 million, respectively. As of December 31, 2024 and 2023, offsets of these liabilities were $4.4 million and $3.0 million, respectively, with insurance receivables and indemnification assets for claims under fully insured policies or claims that exceeded the stop loss limit.
We also participate in a high retention general liability insurance program and a high deductible auto insurance program. As of December 31, 2024 and 2023, general liability and auto insurance reserves included in other current and long-term liabilities were $32.0 million and $25.4 million, respectively. As of December 31, 2024 and 2023, offsets of these liabilities were $2.8 million and $1.8 million, respectively, with insurance receivables and indemnification assets for claims under fully insured policies or claims that exceeded the stop loss limit.
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
We have not made any material changes in our methodology used to establish our insurance reserves during the years ended December 31, 2024 and 2023, and none of the adjustments to our estimates have been material.
Recent Accounting Pronouncements
For a description of recently issued and/or adopted accounting pronouncements, see Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of December 31, 2024, we had $492.5 million outstanding on the Term Loan, net of unamortized debt issuance costs, no outstanding borrowings on the ABL Revolver and no outstanding borrowings under finance leases subject to variable interest rates. We had three active interest rate swaps which, when combined with our two forward interest rate swaps, serve to hedge $400.0 million of the variable cash flows on our Term Loan until its maturity as of December 31, 2024. As a result, total variable rate debt of $96.3 million was exposed to market risks as of December 31, 2024. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $1.0 million. Our Senior Notes accrued interest at a fixed rate of 5.75%.
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
Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Installed Building Products, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Installed Building Products, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company’s evaluation of goodwill for impairment involves comparing the carrying value of each reporting unit to the estimated fair value of the reporting unit. The Company’s determination of estimated fair value of the reporting unit is determined by considering both the market approach and the income approach. The determination of the estimated fair value requires management to make significant estimates and assumptions related to the valuation of the reporting unit. Changes in these assumptions could have a significant impact on either the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. The Company’s consolidated goodwill balance was $432.6 million as of December 31, 2024, of which $89.2 million was allocated to the Distribution reporting unit as of the annual impairment test date, which is the reporting unit that exhibits significant sensitivity to changes in estimates and assumptions given the limited cushion between the carrying value and estimated fair value. As of the goodwill impairment test date of October 1, 2024, the estimated fair value of the Distribution reporting unit exceeded its carrying value by approximately 32.1%.

We identified the valuation of goodwill for the Distribution reporting unit as a critical audit matter because of the significant assumptions made by management to estimate its fair value. Those assumptions included forecasted revenue growth rates, forecasted EBITDA, and the selection of the discount rate. Our performance of audit procedures to evaluate the assumptions required a high degree of auditor judgment and an increased extent of audit effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to testing the fair value of the Distribution reporting unit focused on forecasted revenue growth rates, forecasted EBITDA, and the selection of the discount rate and included the following procedures, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Distribution reporting unit, such as controls related to the forecasted revenue growth rates, forecasted EBITDA, and the selection of an appropriate discount rate.
•We performed a sensitivity analysis on forecasted revenue growth rates and forecasted EBITDA, and the selected discount rates, which included their impact on future cash flows.
•We assessed the reasonableness of management’s forecast by comparing the forecasted revenue growth rates and forecasted EBITDA information used in the Distribution reporting units to historical growth rates, underlying analysis detailing business strategies and growth plans, internal communications to management and the board of directors, as well as comparing the forecasted revenue growth rates and forecasted EBITDA information to peer company and industry historical revenue growth rates and forecasts.
•We considered the impact of changes in the regulatory environment on management’s forecasts of the revenue and EBITDA growth rates.
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
February 27, 2025
We have served as the Company’s auditor since 2013.

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	As of December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$327.6	$386.5
Accounts receivable (less allowance for credit losses of $10.7 and $11.2 at December 31, 2024 and 2023, respectively)	433.9	423.3
Inventories	194.6	162.8
Prepaid expenses and other current assets	98.8	97.4
Total current assets	1,054.9	1,070.0
Property and equipment, net	174.8	137.2
Operating lease right-of-use assets	95.6	78.1
Goodwill	432.6	398.8
Customer relationships, net	178.8	179.6
Other intangibles, net	91.7	89.1
Other non-current assets	31.5	28.5
Total assets	$2,059.9	$1,981.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$32.4	$32.2
Current maturities of operating lease obligations	34.3	28.3
Current maturities of finance lease obligations	2.8	2.7
Accounts payable	146.6	158.6
Accrued compensation	66.4	59.6
Other current liabilities	76.5	65.0
Total current liabilities	359.0	346.4
Long-term debt	842.4	835.1
Operating lease obligations	61.0	49.9
Finance lease obligations	5.4	6.6
Deferred income taxes	26.3	24.5
Other long-term liabilities	60.5	48.5
Total liabilities	1,354.6	1,311.0
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 33,713,662 and 33,587,701 issued and 27,758,491 and 28,367,338 shares outstanding at December 31, 2024 and 2023, respectively	0.3	0.3
Additional paid in capital	261.3	244.7
Retained earnings	865.5	693.8
Treasury stock; at cost: 5,955,171 and 5,220,363 shares at December 31, 2024 and 2023, respectively	(456.8)	(302.2)
Accumulated other comprehensive income	35.0	33.7
Total stockholders’ equity	705.3	670.3
Total liabilities and stockholders’ equity	$2,059.9	$1,981.3
See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except share and per share amounts)

	Years ended December 31,
	2024	2023	2022
Net revenue	$2,941.3	$2,778.6	$2,669.8
Cost of sales	1,946.8	1,847.9	1,842.0
Gross profit	994.5	930.7	827.8
Operating expenses
Selling	139.8	131.8	119.0
Administrative	424.8	385.3	335.7
Gains on acquisition earnouts	—	—	(16.1)
Asset impairment	4.9	—	—
Amortization	42.5	44.5	43.8
Operating income	382.5	369.1	345.4
Other expense, net
Interest expense, net	36.9	37.0	41.6
Other (income) expense	(0.8)	(1.0)	0.5
Income before income taxes	346.4	333.1	303.3
Income tax provision	89.8	89.4	79.9
Net income	$256.6	$243.7	$223.4
Other comprehensive income (loss), net of tax:
Net change in cash flow hedges, net of tax (provision) benefit of $(0.6), $2.5 and $(14.4) for the years ended December 31, 2024, 2023 and 2022, respectively	1.3	(6.9)	40.8
Comprehensive income	$257.9	$236.8	$264.2
Earnings Per Share:
Basic	$9.16	$8.65	$7.78
Diluted	$9.10	$8.61	$7.74
Weighted average shares outstanding:
Basic	28,030,187	28,161,583	28,708,166
Diluted	28,190,404	28,306,313	28,869,501

Cash dividends declared per share	$3.00	$2.22	$2.16
See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share and per share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—January 1, 2022	33,271,659	$0.3	$211.4	$352.5	(3,565,258)	$(147.2)	$(0.2)	$416.8
Net income				223.4				223.4
Issuance of common stock awards to employees	112,389	—	—					—
Surrender of common stock awards					(55,183)	(4.5)		(4.5)
Share-based compensation expense			12.9					12.9
Share-based compensation issued to directors	6,305		0.5					0.5
Issuance of awards previously classified as liability awards	39,204		4.0					4.0
Dividends Declared ($2.16 per share)				(62.8)				(62.8)
Common stock repurchase					(1,502,634)	(137.6)		(137.6)
Net change in cash flow hedges, net of tax							40.8	40.8
BALANCE—January 1, 2023	33,429,557	$0.3	$228.8	$513.1	(5,123,075)	$(289.3)	$40.6	$493.5
Net income				243.7				243.7
Issuance of common stock awards to employees	151,606	—	—					—
Surrender of common stock awards					(54,802)	(6.6)		(6.6)
Share-based compensation expense			15.2					15.2
Share-based compensation issued to directors	6,538		0.7					0.7
Dividends Declared ($2.22 per share)				(63.0)				(63.0)
Common stock repurchase					(42,486)	(6.3)		(6.3)
Net change in cash flow hedges, net of tax							(6.9)	(6.9)
BALANCE—January 1, 2024	33,587,701	$0.3	$244.7	$693.8	(5,220,363)	$(302.2)	$33.7	$670.3
Net income				256.6				256.6
Issuance of common stock awards to employees	121,775	—	—					—
Surrender of common stock awards					(37,020)	(8.0)		(8.0)
Share-based compensation expense			15.8					15.8
Share-based compensation issued to directors	4,186		0.8					0.8
Dividends Declared ($3.00 per share)				(84.9)				(84.9)
Common stock repurchase					(697,788)	(146.6)		(146.6)
Net change in cash flow hedges, net of tax							1.3	1.3
BALANCE—December 31, 2024	33,713,662	$0.3	$261.3	$865.5	(5,955,171)	$(456.8)	$35.0	$705.3

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$256.6	$243.7	$223.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	59.1	52.2	47.3
Amortization of operating lease right-of-use assets	32.9	29.0	26.6
Amortization of intangibles	42.5	44.5	43.8
Amortization of deferred financing costs and debt discount	1.6	1.9	1.9
Provision for credit losses	6.0	6.3	4.1
Write-off of debt issuance costs	1.5	0.9	—
Gain on sale of property and equipment	(1.9)	(1.9)	(1.4)
Noncash stock compensation	19.4	15.9	13.8
Asset impairment	4.9	—	—
Gains on acquisition earnouts	—	—	(16.1)
Deferred income taxes	1.7	0.5	7.1
Other, net	(13.1)	(12.2)	(0.1)
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(10.8)	(25.1)	(76.5)
Inventories	(26.3)	16.5	(16.5)
Proceeds from termination of interest rate swap agreements	—	—	25.5
Other assets	(7.9)	(11.0)	(2.6)
Accounts payable	(18.8)	5.1	9.6
Income taxes receivable/payable	3.4	(5.7)	3.2
Other liabilities	(10.8)	(20.4)	(15.2)
Net cash provided by operating activities	340.0	340.2	277.9
Cash flows from investing activities
Purchases of investments	—	—	(344.4)
Maturities of short term investments	—	—	345.0
Purchases of property and equipment	(88.6)	(61.6)	(45.6)
Acquisitions of businesses, net of cash acquired of $—, $— and $0.5 in 2024, 2023 and 2022, respectively	(88.6)	(59.6)	(113.5)
Proceeds from sale of property and equipment	2.9	2.7	2.0
Settlements with interest rate swap counterparties	17.5	16.7	4.0
Other, net	(2.3)	(1.6)	(6.2)
Net cash used in investing activities	$(159.1)	$(103.4)	$(158.7)

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	Years ended December 31,
	2024	2023	2022
Cash flows from financing activities
Proceeds from term loan (Note 8)	$186.0	$—	$—
Payments on term loan (Note 8)	(179.8)	(5.0)	(5.0)
Proceeds from vehicle and equipment notes payable	28.7	38.7	30.9
Debt issuance costs	(1.5)	(0.5)	(0.6)
Principal payments on long-term debt	(30.0)	(29.5)	(30.2)
Principal payments on finance lease obligations	(3.0)	(2.9)	(2.3)
Acquisition-related obligations	(2.2)	(4.7)	(11.1)
Dividends paid	(84.7)	(63.1)	(62.7)
Repurchase of common stock	(145.3)	(6.3)	(137.6)
Surrender of common stock awards by employees	(8.0)	(6.6)	(4.5)
Net cash used in financing activities	(239.8)	(79.9)	(223.1)
Net change in cash and cash equivalents	(58.9)	156.9	(103.9)
Cash and cash equivalents at beginning of period	386.5	229.6	333.5
Cash and cash equivalents at end of period	$327.6	$386.5	$229.6
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$43.7	$42.5	$40.3
Income taxes, net of refunds	83.6	92.5	69.1
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease obligations	$49.4	$30.7	$32.7
Release of indemnification of acquisition-related debt	—	—	1.0
Property and equipment obtained in exchange for finance lease obligations	2.0	3.3	6.2
Seller obligations in connection with acquisition of businesses	5.6	9.3	27.0
Unpaid purchases of property and equipment included in accounts payable	5.7	3.1	0.9
Accrued excise tax on common stock repurchases	1.3	—	—
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
The vast majority of our sales originate from our one reportable segment, Installation. Substantially all of our Installation segment sales are derived from the service-based installation of various products in the residential new construction, repair and remodel and commercial construction end markets from our national network of branch locations. Each of our installation branches has the capacity to serve all of our end markets. See Note 3, Revenue Recognition, for information on our revenues by product and end market, and see Note 11, Information on Segments, for information on how we segment the business.
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
For contracts that are not complete at the reporting date, we recognize revenue over time utilizing a cost-to-cost input method as we believe this represents the best measure of when goods and services are transferred to the customer. When this method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. Under the cost-to-cost method, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue, requires judgment and can change throughout the duration of a contract due to contract modifications and other factors impacting job completion. The costs of earned revenue includes all direct material and labor costs and those indirect costs

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
related to contract performance, such as indirect labor, supplies, tools and repairs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Our long-term contracts can be subject to modification to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Most of our contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue, either as an increase in or a reduction of revenue, on a cumulative catch-up basis.
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
We generally expense all sales commissions and other incremental costs of obtaining a contract when incurred as the amortization period is usually one year or less. Sales commissions are recorded within selling expenses on the Consolidated Statements of Operations and Comprehensive Income.
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
Retainage receivables represent the amount retained by our customers to ensure the quality of the installation and is received after satisfactory completion of each installation project. Management regularly reviews aging of retainage receivables and changes in payment trends and records an allowance when collection of amounts due are considered at risk. Amounts retained by project owners under construction contracts and included in accounts receivable were $65.9 million and $65.2 million as of December 31, 2024 and 2023, respectively. In addition, as of December 31, 2024 and 2023, $0.5 million and $0.3 million of long-term retainage receivables were recorded in other non-current assets, respectively.
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
Concentration of Credit Risk
Credit risk is our risk of financial loss from the non-performance of a contractual obligation on the part of our counterparty. Such risk arises principally from our receivables from customers and cash and bank balances. Substantially all of our trade accounts receivable are from entities engaged in residential and commercial construction. We perform periodic credit evaluations of our customers’ financial condition. The general credit risk of our counterparties is not considered to be significant. In addition, no individual customer made up more than 3% of accounts receivable or 5% of net revenue for the years ended December 31, 2024, 2023 and 2022.
Inventories
Inventories consist of insulation, waterproofing materials, fireproofing and fire-stopping materials, garage doors, rain gutters, window blinds, shower doors, mirrors, closet shelving and other products. We value inventory at each balance sheet date to ensure that it is carried at the lower of cost or net realizable value with cost determined using the first-in, first-out (“FIFO”) method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. As of December 31, 2024 and 2023, substantially all inventory was finished goods. Inventory provisions are recorded to reduce inventory to the lower of cost or net realizable value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage, and specific identification of items such as product discontinuance, engineering/material changes, or regulatory-related changes.
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
Major renewals and improvements are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded. These assets are regularly reviewed for possible impairment if there are indicators that their carrying amounts are not recoverable.
Goodwill
Goodwill results from business combinations and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Annually, on October 1, or if conditions indicate an earlier

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We review long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair net realizable value less cost to sell at the date management commits to a plan of disposal. Certain long-lived assets were impaired based on estimated future cash flows due to the wind down of a single branch during the year ended December 31, 2024. There was no impairment loss for the years ended December 31, 2023 and 2022. See Note 10, Fair Value Measurements for more information on impairment.
Other Liabilities
Our workers’ compensation insurance program, for a significant portion of our business, is considered a high deductible program whereby we are responsible for the cost of claims under approximately $1.0 million. Our general liability insurance program is considered a high retention program whereby we are responsible for the cost of claims up to approximately $5.0 million, subject to an aggregate cap of $10.0 million. Our vehicle liability insurance program is considered a high deductible program whereby we are responsible for the cost of claims under approximately $1.0 million. In each case, if we do not pay these claims, our insurance carriers are required to make these payments to the claimants on our behalf. The liabilities represent our best estimate of our costs, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through December 31, 2024 and 2023. We establish case reserves for reported claims using case-basis evaluation of the underlying claims data and we update as information becomes known. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Treasury Stock
Repurchases of our common stock are recorded at cost and classified as Treasury Stock on our Consolidated Balance Sheets. As of December 31, 2024, we have not re-issued any of our treasury stock, but may do so periodically.
Advertising Costs
Advertising costs are generally expensed as incurred. Advertising expense was approximately $6.0 million, $5.6 million, and $4.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. These costs are included in selling expense on the Consolidated Statements of Operations and Comprehensive Income.
Deferred Financing Costs
Deferred financing costs and debt issuance costs combined, totaling $6.3 million and $7.9 million, net of accumulated amortization as of December 31, 2024 and 2023, respectively, are amortized over the term of the related debt on a straight-line basis which approximates the effective interest method. The deferred financing costs are included in other non-current assets while the debt issuance costs are included in long-term debt on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively. The related amortization expense of these costs combined was $1.6 million, $1.9 million and $1.9 million and is included in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, respectively.
We wrote off $1.5 million and $0.5 million in previously capitalized loan costs during the years ended December 31, 2024 and 2023, respectively. In addition, we expensed loan costs of approximately $3.5 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively, associated with our credit facilities because they did not meet the requirements for capitalization. We had no such write offs or expenses during the year ended December 31, 2022. These amounts are included in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income. We also had $0.9 million and $0.1 million in new costs associated with the debt-related financing transactions incurred during the years ended December 31, 2024 and 2023, respectively.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Compensation expense for performance-based stock units is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the contingent vesting period. If performance goals are not probable to occur, no compensation expense will be recognized. If performance goals that were previously deemed probable are not or are not expected to be met, the previously recognized compensation cost related to such performance goals will be reversed. Employees and officers are subject to tax at the vesting date based on the market price of the shares on that date, or on the grant date if an election is made. For additional information on our share-based compensation, see Note 14, Employee Benefits.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Estimated Fair Value of Financial Instruments
See Note 10, Fair Value Measurements, for related accounting policies.
Recently Adopted Accounting Pronouncements

Standard	Effective Date	Adoption
ASU 2023-01 “Leases” (Topic 842): Accounting for leasehold improvements associated with common control leases.	December 15, 2023	This pronouncement amends Topic 842 to require all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. This did not materially affect our consolidated financial statements.
ASU 2023-07 "Segment Reporting" (Topic 280): Improvements to Reportable Segment Disclosures.	December 15, 2023	This pronouncement amends Topic 280 to require all entities to disclose, on an annual and interim basis, significant segment expenses and an amount for other segment items by reportable segment. This did not materially affect our consolidated financial statements.
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
The Company will adopt and apply the guidance as prescribed by this ASU to income tax disclosures occur after the effective date. We are currently assessing the impact of the adoption on our consolidated financial information.

ASU 2024-03 "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures" (Subtopic 220-40): Disaggregation of Income Statement Expenses.	This pronouncement amends Topic 220 to require all entities to disclose, in the notes to financial statements, of specified information about certain costs and expenses.	Effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted.
The Company will adopt and apply the guidance as prescribed by this ASU to income statement expenses occur after the effective date. We are currently assessing the impact of the adoption on our consolidated financial information.

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

	Years ended December 31,
	2024		2023		2022
Residential new construction	$2,127.3	72%	$1,999.4	72%	$1,980.3	74%
Repair and remodel	174.0	6%	159.0	6%	151.8	6%
Commercial	460.6	16%	447.2	16%	381.5	14%
Net revenue, Installation	$2,761.9	94%	$2,605.6	94%	$2,513.6	94%
Other (1)	179.4	6%	173.0	6%	156.2	6%
Net revenue, as reported	$2,941.3	100%	$2,778.6	100%	$2,669.8	100%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years ended December 31,
	2024		2023		2022
Insulation	$1,767.7	60%	$1,666.0	60%	$1,611.1	61%
Shower doors, shelving and mirrors	209.9	7%	191.5	7%	173.0	7%
Garage doors	176.1	6%	168.5	6%	168.8	6%
Waterproofing	142.2	5%	133.3	5%	124.8	5%
Rain gutters	126.4	4%	119.0	4%	114.0	4%
Fireproofing/firestopping	86.3	3%	73.7	3%	63.5	2%
Window blinds	75.8	3%	65.2	2%	61.3	2%
Other building products	177.5	6%	188.4	7%	197.1	7%
Net revenues, Installation	$2,761.9	94%	$2,605.6	94%	$2,513.6	94%
Other (1)	179.4	6%	173.0	6%	156.2	6%
Net revenue, as reported	$2,941.3	100%	$2,778.6	100%	$2,669.8	100%

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
Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in millions):

	As of December 31,
	2024	2023
Contract assets	$33.2	$31.7
Contract liabilities	(19.7)	(19.0)
Uncompleted contracts were as follows (in millions):

	As of December 31,
	2024	2023
Costs incurred on uncompleted contracts	$248.4	$268.9
Estimated earnings	128.5	124.4
Total	376.9	393.3
Less: Billings to date	352.9	371.7
Net under billings	$24.0	$21.6
Net under billings were as follows (in millions):

	As of December 31,
	2024	2023
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$33.2	$31.7
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(9.2)	(10.1)
Net under billings	$24.0	$21.6
The difference between contract assets and contract liabilities as of December 31, 2024 compared to December 31, 2023 is primarily the result of timing differences between our performance of obligations under contracts and customer payments and billings. During the year ended December 31, 2024, we recognized $17.5 million of revenue that was included in the contract

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
liability balance at December 31, 2023. We did not recognize any impairment losses on our contract assets during the years ended December 31, 2024, 2023 and 2022.
Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $126.3 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

NOTE 4 – CREDIT LOSSES
We account for credit losses under ASC 326 using an expected credit loss impairment model for accounts receivable. We consider information such as historical experience, present economic conditions and other relevant factors management considers relevant to estimate expected credit losses.
Changes in our allowance for credit losses were as follows (in millions):

January 1, 2022	$8.7
Current period provision	4.1
Recoveries collected and additions	0.3
Amounts written off	(3.6)
December 31, 2022	$9.5
Current period provision	6.3
Recoveries collected and additions	0.5
Amounts written off	(5.1)
December 31, 2023	$11.2
Current period provision	6.0
Recoveries collected and additions	0.9
Amounts written off	(7.4)
December 31, 2024	$10.7
NOTE 5 – CASH AND CASH EQUIVALENTS
Cash and cash equivalents include money market funds which are highly liquid instruments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase. These money market funds amounted to approximately $296.7 million and $344.8 million as of December 31, 2024 and 2023, respectively. See Note 10, Fair Value Measurements, for additional information.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in millions):

	As of December 31,
	2024	2023
Land	$0.1	$0.1
Buildings	3.9	3.9
Leasehold improvements	16.9	13.8
Furniture, fixtures and equipment	101.5	87.4
Vehicles and equipment	383.3	328.5
	505.7	433.7
Less: accumulated depreciation and amortization	(330.9)	(296.5)
	$174.8	$137.2
We recorded the following depreciation and amortization expense on our property and equipment, by income statement category (in millions):

	Years ended December 31,
	2024	2023	2022
Cost of sales	$55.4	$49.2	$44.4
Administrative	3.7	3.0	2.9
NOTE 7 – GOODWILL AND INTANGIBLES
Goodwill
The change in carrying amount of goodwill by reporting segment for the year ended December 31, 2023 was as follows (in millions):

	Installation	Other	Consolidated
Goodwill (gross) - January 1, 2023	$355.3	$88.3	$443.6
Business combinations	20.8	—	20.8
Other adjustments	(0.9)	5.3	4.4
Goodwill (gross) - December 31, 2023	375.2	93.6	468.8
Accumulated impairment losses	(70.0)	—	(70.0)
Goodwill (net) - December 31, 2023	$305.2	$93.6	$398.8
Other adjustments in the above table for the year ended December 31, 2023 in the Other category primarily include measurement period adjustments associated with a tax election that resulted in a $4.5 million change in purchase price for a 2022 acquisition.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The change in carrying amount of goodwill by reporting segment for the year ended December 31, 2024 was as follows (in millions):

	Installation	Other	Consolidated
Goodwill (gross) - January 1, 2024	$375.2	$93.6	$468.8
Business combinations	26.0	7.1	33.1
Other adjustments	0.7	—	0.7
Goodwill (gross) - December 31, 2024	401.9	100.7	502.6
Accumulated impairment losses	(70.0)	—	(70.0)
Goodwill (net) - December 31, 2024	$331.9	$100.7	$432.6
Other adjustments presented in the above table primarily include goodwill derived from two insignificant tuck-in acquisitions merged into an existing operation during the year ended December 31, 2024. For additional information regarding changes to goodwill resulting from acquisitions, see Note 18, Business Combinations.
On October 1, 2024, our measurement date, we tested goodwill for impairment by reporting unit. We have the option to either assess goodwill for impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value is less than its carrying value, or to bypass the qualitative evaluation and perform a quantitative assessment. For the Installation and Manufacturing reporting unit, we performed a qualitative assessment in conformity with generally accepted accounting principles and determined that no impairment of goodwill was required. For our Distribution reporting unit, we elected to perform an individual quantitative assessment. The assessment approximated the fair value of the Distribution reporting unit by weighting a discounted cash flow model and a market-related model in consultation with an external valuation expert. Based on this assessment, we determined that no impairment of goodwill was required for our Distribution reporting unit.
During the year ended December 31, 2024, we made the determination to wind down one of our branches. The fair value of the impaired goodwill associated with this branch was not material. In addition, no impairment of goodwill was recognized for the years ended December 31, 2023 or 2022. Accumulated impairment losses included within the above table were incurred over multiple periods, with the latest impairment charge being recorded during the year ended December 31, 2010. These accumulated losses were assigned to our Installation reporting unit.
Intangibles, net
The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in millions):

	As of December 31,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$386.4	$207.6	$178.8	$357.4	$177.8	$179.6
Covenants not-to-compete	34.6	27.1	7.5	32.1	23.7	8.4
Trademarks and tradenames	139.5	55.3	84.2	128.0	47.4	80.6
Backlog	21.6	21.6	—	21.6	21.5	0.1
Total intangibles	$582.1	$311.6	$270.5	$539.1	$270.4	$268.7
The gross carrying amount of intangibles increased approximately $43.0 million and $29.8 million during the years ended December 31, 2024 and 2023, respectively. Intangibles associated with business combinations accounted for approximately $49.0 million and $29.7 million of the increases during the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, we recorded a $4.6 million intangible impairment charge related to the wind down of a single branch. We recorded no intangible asset impairment loss for the years ended December 31, 2023 and 2022. For more information on business combinations and asset impairments, see Note 18, Business Combinations and Note 10, Fair Value Measurements, respectively. Amortization expense on intangible assets totaled approximately $42.5 million, $44.5 million, and

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$43.8 million during the years ended December 31, 2024, 2023 and 2022, respectively. Remaining estimated aggregate annual amortization expense is as follows (in millions):

2025	$39.1
2026	35.1
2027	30.8
2028	27.4
2029	24.7
Thereafter	113.4
NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following (in millions):

	As of December 31,
	2024	2023
Senior Notes due 2028, net of unamortized debt issuance costs of $1.8 and $2.5, respectively	$298.2	$297.5
Term loan, net of unamortized debt issuance costs of $3.7 and $4.4, respectively	492.5	485.6
Vehicle and equipment notes, maturing through December 2029; payable in various monthly installments, including interest rates ranging from 1.9% to 7.3%	82.3	83.0
Various notes payable, maturing through July 2027; payable in various annual installments, including interest rate at 5.0%	1.8	1.2
	874.8	867.3
Less: current maturities	(32.4)	(32.2)
Long-term debt, less current maturities	$842.4	$835.1
Remaining required repayments of debt principal, gross of unamortized debt issuance costs, as of December 31, 2024 are as follows (in millions):

2025	$32.4
2026	28.2
2027	23.6
2028	316.3
2029	8.6
Thereafter	471.2
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
Credit Facilities
In February 2022, we amended and extended the term of our asset-based lending credit agreement (the "ABL Credit Agreement"). The ABL Credit Agreement increased the commitment under the asset-based lending credit facility (the "ABL

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revolver") to $250.0 million from $200.0 million, and permits us to further increase the commitment amount up to $300.0 million. The amendment also extended the maturity date from September 26, 2024 to February 17, 2027. The ABL Revolver bears interest at either the base rate or the Secured Overnight Financing Rate ("Term SOFR"), at our election, plus a margin of 0.25% or 0.50% in the case of base rate loans or 1.25% or 1.50% for Term SOFR advances (in each case based on a measure of availability under the ABL Credit Agreement). The amendment also allows for modification of specified fees dependent upon achieving certain sustainability targets, in addition to making other modifications to the ABL Credit Agreement. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of December 31, 2024 was $246.0 million.
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
In March 2024, we entered into Amendment No. 3 to our Term loan Credit Agreement ("Third Amendment"). The Third Amendment amended certain terms of the previous seven-year term loan facility with Royal Bank of Canada as the administrative agent and collateral agent thereunder under our credit agreement (the “Term Loan Agreement”), dated as of December 14, 2021 (as previously amended by the First Amendment thereto dated April 28, 2023 and the Second Amendment thereto dated August 14, 2023). The Third Amendment allowed for the issuance of a new term loan (the "Term Loan") in the amount of $500 million which will mature on March 28, 2031. Net proceeds of the Term Loan were used to refinance the remaining $490.0 million on our previous term loan, pay fees and increase working capital. In November 2024, we repriced our Term Loan by entering into Amendment No. 4 to our Term loan Credit Agreement ("Fourth Amendment"). The amended Term Loan now bears interest, at our option, at a rate equal to either: the adjusted Term SOFR plus 1.75% per annum, or an alternative base rate plus 0.75%.
The Term Loan amortizes in quarterly principal payments of $1.25 million, with any remaining unpaid balances due on the maturity date of March 28, 2031. As of December 31, 2024, we had $492.5 million, net of unamortized debt issuance costs, due on our Term Loan.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Total outstanding loan balances relating to our master loan and equipment agreements were $82.3 million and $83.0 million as of December 31, 2024 and 2023, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Consolidated Statements of Operations and Comprehensive Income.
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
The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets:

(in millions)	Classification	As of December 31,
		2024	2023
Assets
Non-Current
Operating	Operating lease right-of-use assets	$95.6	$78.1
Finance	Property and equipment, net	7.9	9.1
Total lease assets		$103.5	$87.2
Liabilities
Current
Operating	Current maturities of operating lease obligations	$34.3	$28.3
Financing	Current maturities of finance lease obligations	2.8	2.7
Non-Current
Operating	Operating lease obligations	61.0	49.9
Financing	Finance lease obligations	5.4	6.6
Total lease liabilities		$103.5	$87.5

Weighted-average remaining lease term
Operating leases	3.6 years	3.6 years
Finance leases	3.0 years	3.5 years
Weighted-average discount rate
Operating leases	5.68%	5.23%
Finance leases	7.74%	6.91%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease Costs
The table below presents certain information related to the lease costs for finance and operating leases during 2024, 2023 and 2022:

		Years ended December 31,
(in millions)	Classification	2024	2023	2022
Operating lease cost (1)	Administrative	$44.2	$38.2	$33.2
Finance lease cost
Amortization of leased assets (2)	Cost of sales	3.9	3.7	3.2
Interest on finance lease obligations	Interest expense, net	0.7	0.6	0.3
Total lease costs		$48.8	$42.5	$36.7

(1)Includes variable lease costs of $5.5 million, $4.7 million and $3.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, and short-term lease costs of $2.4 million, $1.3 million and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Includes variable lease costs of $0.8 million for the year ended December 31, 2024 and $0.7 million for each of the years ended December 31, 2023 and 2022, respectively.
Other Information
The table below presents supplemental cash flow information related to leases during 2024, 2023 and 2022:

	Years ended December 31,
(in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$36.5	$31.6	$27.7
Operating cash flows for finance leases	0.7	0.6	0.3
Financing cash flows for finance leases	3.0	2.9	2.3
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Consolidated Balance Sheets as of December 31, 2024:

	Finance Leases	Operating Leases
(in millions)		Related Party	Other	Total Operating
2025	$3.4	$1.1	$37.7	$38.8
2026	3.0	0.5	28.1	28.6
2027	2.0	0.1	17.8	17.9
2028	0.8	—	10.1	10.1
2029	0.1	—	5.3	5.3
Thereafter	—	—	4.7	4.7
Total minimum lease payments	9.3	$1.7	$103.7	105.4
Less: Amounts representing interest	(1.1)			(10.1)
Present value of future minimum lease payments	8.2			95.3
Less: Current obligation under leases	(2.8)			(34.3)
Long-term lease obligations	$5.4			$61.0

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
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. Certain long-lived assets were impaired based on estimated future cash flows due to the wind down of a single branch during 2024. During each of the years ended December 31, 2023 and 2022, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.
The table below presents asset impairment information related to long-lived assets (in millions):

	Years ended December 31,
	2024	2023	2022
Property and equipment assets impairment	$0.2	$—	$—
Right-of-use assets impairment	0.1	—	—
Intangible assets impairment	4.6	—	—
Total asset impairments	$4.9	$—	$—
Estimated Fair Value of Financial Instruments
Accounts receivable, accounts payable and accrued liabilities as of December 31, 2024 and 2023 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of certain long-term debt, including the Term Loan and ABL Revolver as of December 31, 2024 and 2023, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of our operating lease right-of-use assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of December 31, 2024 and 2023. All debt classifications represent Level 2 fair value measurements. Derivative financial instruments are measured at fair value based on observable market information and appropriate valuation methods.
Contingent consideration liabilities arise from future earnout payments to the sellers associated with certain acquisitions and are based on predetermined calculations of certain future results. These future payments are estimated by considering various

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The fair values of financial assets and liabilities that are recorded at fair value in the Consolidated Balance Sheets and not described above were as follows (in millions):

	As of December 31, 2024				As of December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$296.7	$296.7	$—	$—	$344.8	$344.8	$—	$—
Derivative financial instruments	22.3	—	22.3	—	24.9	—	24.9	—
Total financial assets	$319.0	$296.7	$22.3	$—	$369.7	$344.8	$24.9	$—
Financial liabilities:
Contingent consideration	$0.6	$—	$—	$0.6	$0.4	$—	$—	$0.4
See Note 5, Cash and Cash Equivalents, for more information on cash equivalents included in the table above. Also see Note 12, Derivatives and Hedging Activities, for more information on derivative financial instruments.
The change in fair value of the contingent consideration (a Level 3 input) was as follows (in millions):

Contingent consideration liability—January 1, 2024	$0.4
Preliminary purchase price	0.4
Fair value adjustments	0.0
Accretion in value	0.0
Amounts paid to sellers	(0.2)
Contingent consideration liability—December 31, 2024	$0.6
The accretion in value of contingent consideration liabilities is included within administrative expenses on the Consolidated Statement of Operations and Comprehensive Income.
The carrying values and associated fair values of financial liabilities that are not recorded at fair value in the Consolidated Balance Sheets and not described above include our Senior Notes. To estimate fair value of our Senior Notes, we utilized third-party quotes which are derived all or in part from model prices, external sources or market prices. The Senior Notes represent a Level 2 fair value measurement and are as follows (in millions):

	As of December 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes (1)	$300.0	$295.0	$300.0	$296.2
(1) Excludes the impact of unamortized debt issuance costs.
See Note 8, Long-term Debt, for more information on our Senior Notes.
NOTE 11 - INFORMATION ON SEGMENTS
Our Chief Executive Officer is our Chief Operating Decision Maker ("CODM") who reviews financial information of each of our three operating segments, Installation, Distribution and Manufacturing, for the purpose of assessing business performance, managing the business and allocating resources.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Other category reported below reflects the operations of our two remaining operating segments, Distribution and Manufacturing, which do not meet the quantitative thresholds for separate reporting. Our Distribution operating segment includes our distribution businesses that sell insulation, gutters and accessories primarily to installers of these products who operate in multiple end markets. Our Manufacturing operating segment consists of our manufacturing operation which produces cellulose insulation and asphalt and industrial fibers to sell to distributors and installers of these products.
The Installation reportable segment includes substantially all of our net revenue from services while net revenue included in the Other category includes substantially all of our net revenue from sales of products. The intercompany sales from the Other category to the Installation reportable segment include a profit margin while our Installation segment records these transactions at cost. These transactions are shown in the reconciliation of revenue and segment gross profit below.
The key metrics used by our CODM to assess performance, review results and allocate resources of our operating segments are revenue and segment gross profit. Our CODM reviews segment gross profit for each of our segments separately and uses this metric to guide operating decisions and business strategy. We define segment gross profit as revenue less cost of sales, excluding depreciation and amortization. We do not report depreciation and amortization expenses included in reported cost of sales, operating expenses, other expense, net, or total assets by segment because our CODM does not regularly receive or use this information. The following tables represent our segment information for the years ended December 31, 2024, 2023 and 2022 (in millions):

	Years ended December 31,
Installation Segment	2024	2023	2022
Revenue	$2,761.9	$2,605.6	$2,513.6
Cost of sales (1)	1,759.9	1,674.7	1,678.8
Segment gross profit	$1,002.0	$930.9	$834.8
Segment gross profit percentage	36.3%	35.7%	33.2%
(1)Cost of sales included in the Installation segment gross profit is exclusive of depreciation and amortization for the years ended December 31, 2024, 2023 and 2022.
The reconciliation of Installation revenue and segment gross profit for each period as shown in the tables above to consolidated net revenue and income before income taxes is as follows (in millions):

	Years ended December 31,
	2024	2023	2022
Reconciliation of revenue:
Installation segment revenue	$2,761.9	$2,605.6	$2,513.6
Other revenue (1)	196.9	182.0	162.4
Elimination of inter-segment revenue	(17.5)	(9.0)	(6.2)
Total consolidated net revenue	$2,941.3	$2,778.6	$2,669.8
Reconciliation of segment gross profit:
Installation segment gross profit	$1,002.0	$930.9	$834.8
Other gross profit (1)	53.1	51.3	38.7
Elimination of inter-segment gross profit	(5.2)	(2.3)	(1.3)
Less:
Depreciation and amortization	55.4	49.2	44.4
Total consolidated gross profit, as reported	994.5	930.7	827.8
Operating expenses	612.0	561.6	482.4
Operating income	382.5	369.1	345.4
Other expense, net	36.1	36.0	42.1
Income before income taxes	$346.4	$333.1	$303.3
(1)Other revenue and other gross profit include the remaining two operating segments, Distribution and Manufacturing before inter-segment eliminations. These operating segments are each below the quantitative thresholds for being reported as a reportable segment for the years ended December 31, 2024, 2023 and 2022.

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
Cash Flow Hedges of Interest Rate Risk
Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the year ended December 31, 2024, we used interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of December 31, 2024, we have not posted any collateral related to these agreements.
As of December 31, 2024 and December 31, 2023, we had the following interest rate swap derivatives (notional amount in millions):

Effective Date	Notional Amount	Fixed Rate	Maturity Date
April 28, 2023	$200.0	0.46%	December 31, 2025
April 28, 2023	100.0	1.32%	December 31, 2025
April 28, 2023	100.0	1.32%	December 31, 2025
December 31, 2025	300.0	3.06%	December 14, 2028
December 31, 2025	100.0	2.93%	December 14, 2028
In July 2022, we amended the maturity date of each of our three active interest rate swaps to December 31, 2025 with other terms remaining unchanged. The remaining unrealized gains will be amortized as a decrease to interest expense, net through the original maturity dates of April 15, 2030 and December 15, 2028. For the years ended December 31, 2024, 2023 and 2022, we amortized $7.1 million, $7.1 million and $3.4 million, respectively, of the unrealized gains as a decrease to interest expense, net. During the years ended December 31, 2024, 2023 and 2022, we amortized $4.1 million, $4.1 million and $3.8 million, respectively, of the remaining unrealized losses associated with the August 2020 terminated swaps as an increase to interest expense, net.
The amended swaps included off-market terms at inception. This other-than-insignificant financing element will be amortized as an increase to interest expense, net through the December 31, 2025 maturity date of the amended swaps. For the years ended December 31, 2024, 2023 and 2022, we amortized $7.4 million, $7.4 million and $3.6 million, respectively, of the financing element as an increase to interest expense, net. Future net cash settlements with interest rate counterparties are recognized through cash flows from investing activities in the Consolidated Statements of Cash Flows due to the other-than-insignificant financing element.
Also in July 2022, we entered into two forward interest rate swaps. As of December 31, 2024, these two forward interest rate swaps, combined with our three amended swaps, serve to hedge $400.0 million of the variable cash flows on our variable rate Term Loan through December 14, 2028. The assets associated with these interest rate swaps are included in other current assets and other non-current assets on the Consolidated Balance Sheets at their fair value amounts as described in Note 10, Fair Value Measurements.
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in other comprehensive income (loss), net of tax on the Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive income on the Consolidated Balance Sheets and subsequently reclassified into earnings in the

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
period that the hedged forecasted transaction affects earnings. We had no such changes during the years ended December 31, 2024 and 2023.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt, and as our terminated and amended swaps are amortized. Over the next twelve months, we estimate that an additional $11.2 million will be reclassified as a decrease to interest expense, net.
The following table summarizes amounts recorded to interest expense, net included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to our interest rate swaps (in millions):

	As of December 31,
	2024	2023	2022
(Benefit) associated with swap net settlements	$(17.4)	$(16.7)	$(3.1)
Expense associated with amortization of amended/terminated swaps	4.4	4.5	3.9
The year over year changes from December 31, 2023 to December 31, 2024 above were a result of higher market interest rates which increased the benefit received from swap counterparties.
NOTE 13 – STOCKHOLDERS’ EQUITY
Accumulated other comprehensive income
The change in accumulated other comprehensive income related to our interest rate derivatives, net of taxes, was as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Accumulated gain (loss) at beginning of period	$33.7	$40.6	$(0.2)
Unrealized (loss) gain in fair value of interest rate derivatives	(2.0)	(10.2)	37.9
Reclassification of realized net losses to earnings	3.3	3.3	2.9
Accumulated gain at end of period	$35.0	$33.7	$40.6
The reclassifications of realized net losses to earnings in the above table are recorded within interest expense, net.
Share repurchases
On February 22, 2024, we announced that our board of directors authorized a stock repurchase program that allows for the repurchase of up to $300.0 million of our outstanding common stock. This program replaced the previous program and is in effect through March 1, 2025. During the year ended December 31, 2024, we repurchased approximately 698 thousand shares of our common stock with an aggregate price of approximately $145.3 million, or $208.23 average price per share. As of December 31, 2024, we had $154.7 million remaining on the stock repurchase program. During the year ended December 31, 2023 we repurchased approximately 42.5 thousand shares of our outstanding common stock under our previous stock repurchase program with an aggregate price of approximately $6.3 million, or $147.58 average price per share. The effect of these treasury shares in reducing the number of common shares outstanding is reflected in our earnings per share calculation.
On February 27, 2025, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $500.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2026.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dividends
During the year ended December 31, 2024, we declared and paid the following cash dividends (amount declared and amount paid in millions):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/22/2024	3/15/2024	3/31/2024	$1.60	$45.5	$45.1
2/22/2024	3/15/2024	3/31/2024	0.35	10.0	9.8
5/9/2024	6/15/2024	6/30/2024	0.35	9.8	9.8
8/1/2024	9/15/2024	9/30/2024	0.35	9.8	9.8
11/7/2024	12/15/2024	12/31/2024	0.35	9.8	9.7
During the year ended December 31, 2023, we declared and paid the following cash dividends (amount declared and amount paid in millions):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/22/2023	3/15/2023	3/31/2023	$0.90	$25.5	$25.3
2/22/2023	3/15/2023	3/31/2023	0.33	9.4	9.3
5/5/2023	6/15/2023	6/30/2023	0.33	9.4	9.3
8/2/2023	9/15/2023	9/30/2023	0.33	9.4	9.3
11/8/2023	12/15/2023	12/31/2023	0.33	9.4	9.3
The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of restricted stock awards and performance share awards, which accrue dividend equivalent rights that are paid when the award vests. During the years ended December 31, 2024 and 2023, we paid $0.5 million and $0.6 million, respectively, in accrued dividends not included in the table above related to the vesting of these awards. The payment of future dividends will be at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, results of operations, contractual restrictions, legal requirements, and other factors deemed relevant by our board of directors.
Our credit facilities place restrictions on the amount of dividends and stock repurchases we can make during a fiscal year. See Note 8, Long-term Debt, for more information.
NOTE 14 – EMPLOYEE BENEFITS
Healthcare
We participate in multiple healthcare plans, the largest of which is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. Our healthcare benefit expense (net of employee contributions) was approximately $34.7 million for each the years ended December 31, 2024 and 2023, and $30.3 million for the year ended December 31, 2022, for all plans. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Consolidated Balance Sheets and was $4.8 million and $3.9 million as of December 31, 2024 and 2023, respectively.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Workers’ compensation expense totaled $19.3 million, $20.9 million and $19.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in cost of sales on the Consolidated Statements of Operations and Comprehensive Income.
Workers’ compensation known claims and IBNR reserves included on the Consolidated Balance Sheets were as follows (in millions):

	As of December 31,
	2024	2023
Included in other current liabilities	$9.2	$9.5
Included in other long-term liabilities	18.5	17.0
	$27.7	$26.5

We also had an insurance receivable for claims that exceeded the stop loss limit for fully insured policies included on the Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in millions):

	As of December 31,
	2024	2023
Included in other non-current assets	$4.4	$3.0
Retirement Plans
We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. During the years ended December 31, 2024, 2023 and 2022, we recognized 401(k) plan expenses of $3.5 million, $3.2 million and $2.9 million, respectively, which is included in administrative expenses on the accompanying Consolidated Statements of Operations and Comprehensive Income.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our contributions to multiemployer pension and health and welfare benefit plans were as follows (in millions):

	Years ended December 31,
	2024	2023	2022
Pension plans	$2.8	$3.6	$2.9
Health & welfare plans	2.9	3.7	3.1
Total contributions	$5.7	$7.3	$6.0
The decrease in contributions for the year ended December 31, 2024 was primarily driven by a decline in hours worked by union employees. We acquired one business with union employees in the year ended December 31, 2024 and we did not acquire any businesses with union employees in the year ended December 31, 2023.
Share-Based Compensation
Common Stock Awards
We periodically grant shares of our common stock under our 2023 Omnibus Incentive Plan, which was effective May 26, 2023, and previously under our 2014 Omnibus Incentive Plan to non-employee members of our board of directors and our employees. During the years ended December 31, 2024, 2023 and 2022, we granted approximately four thousand, seven thousand and six thousand shares of restricted stock, respectively, to non-employee members of our board of directors. Substantially all of the stock will vest over a one-year service period.
In addition, we granted approximately 37 thousand, 67 thousand, 64 thousand shares of our common stock to employees in each of the years ended December 31, 2024, 2023 and 2022, respectively. Substantially all of the stock will vest in three equal installments (rounded to the nearest whole share) annually over a three-year service period.
Employees - Performance-Based Stock Awards
We periodically grant nonvested stock awards subject to performance-based vesting conditions to certain officers. During the year ended December 31, 2024, we issued approximately 67 thousand shares of our common stock which vest in two equal installments on each of April 20, 2025 and April 20, 2026. In addition, during the year ended December 31, 2024, we established, and our board of directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2025 contingent upon achievement of these targets.
In addition, there are various performance-based bonus plans for certain employees that are accounted for as liability-based awards since they represent a predominantly-fixed monetary amount that will be settled with a variable number of common shares contingent upon achievement of certain performance targets. One long-term performance-based plan runs annually through 2024 will be settled with a variable number of common shares in the first quarter of 2025 and as such are included in other current liabilities on the Consolidated Balance Sheets. During the years ended December 31, 2024, 2023 and 2022 we granted approximately four thousand, eight thousand and 39 thousand shares of our common stock, respectively. Shares granted during the years ended December 31, 2022 vested in 2022 and the shares granted during the years ended December 31, 2024 and 2023 will vest in 2025.
Employees - Performance-Based Restricted Stock Units
During 2023, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards which were issued to certain employees in 2024 based upon achievement of a performance target. In addition, during the year ended December 31, 2024, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2025 based upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares. During the years ended December 31, 2024, 2023 and 2022 we granted approximately 8 thousand, 15 thousand and 17 thousand units, respectively, each of which will vest over a one-year service period.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share-Based Compensation Summary
Amounts and changes for each category of equity-based award were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Grant Date Fair Value Per Share	Awards	Weighted Average Grant Date Fair Value Per Share	Units	Weighted Average Grant Date Fair Value Per Share
Nonvested awards/units at December 31, 2023	116,482	$103.02	148,459	$108.83	14,382	$111.71
Granted	45,166	230.55	35,320	205.96	8,228	242.85
Vested	(55,017)	104.00	(51,215)	111.12	(14,271)	111.71
Forfeited/Cancelled	(674)	175.93	(1,430)	205.96	(478)	212.37
Nonvested awards/units at December 31, 2024	105,957	$156.41	131,134	$133.04	7,861	$242.85
The following table summarizes the share-based compensation expense recognized by award type (in millions):

	Years ended December 31,
	2024	2023	2022
Common Stock Awards	$6.8	$7.1	$6.2
Non-Employee Common Stock Awards	0.8	0.7	0.5
Performance-Based Stock Awards	6.9	6.3	5.4
Liability Performance-Based Stock Awards	3.0	0.3	0.5
Performance-Based Restricted Stock Units	1.9	1.5	1.2
	$19.4	$15.9	$13.8
We recorded the following stock compensation expense, by income statement category (in millions):

	Years ended December 31,
	2024	2023	2022
Cost of sales	$1.1	$0.9	$0.6
Selling	0.6	0.4	0.5
Administrative	17.7	14.6	12.7
	$19.4	$15.9	$13.8
Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represents all stock compensation earned by our installation and sales employees, respectively. We recognized federal windfall tax benefits of $1.7 million, $1.0 million and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, within the income tax provision in the Consolidated Statements of Operations and Comprehensive Income.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unrecognized share-based compensation expense related to unvested awards was as follows (in millions):

	As of December 31, 2024
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Common Stock Awards	$9.8	1.6 years
Performance-Based Stock Awards	6.9	1.5 years
Performance-Based Restricted Stock Units	0.5	0.3 years
Total unrecognized compensation expense related to unvested awards	$17.2
Total unrecognized compensation expense is subject to future adjustments for forfeitures. This expense is expected to be recognized over the remaining weighted-average period shown above on a straight-line basis except for the Performance-Based Stock Awards which uses the graded-vesting method. Shares forfeited are returned as treasury shares and available for future issuances.
During the years ended December 31, 2024, 2023 and 2022, our employees surrendered approximately 36 thousand, 52 thousand and 53 thousand shares of our common stock under all plans, respectively, to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2023 and 2014 Omnibus Incentive Plans.
As of December 31, 2024, approximately 1.8 million of the 2.1 million shares of common stock authorized for issuance were available for issuance under the 2023 Omnibus Incentive Plan. The remaining shares available for issuance under the 2014 Plan are subject to outstanding awards and will become available for issuance under the 2023 Plan if such outstanding awards under the 2014 Plan are forfeited.
NOTE 15 – INCOME TAXES
The provision for income taxes is comprised of the following (in millions):

	Years ended December 31,
	2024	2023	2022
Current:
Federal	$69.4	$66.2	$55.5
State and local	18.8	22.6	17.3
	88.2	88.8	72.8
Deferred:
Federal	1.3	0.5	5.6
State and local	0.3	0.1	1.5
	1.6	0.6	7.1
Total tax expense	$89.8	$89.4	$79.9

The reconciliation between our effective tax rate on net income and the federal statutory rate is as follows (in millions):

	Years ended December 31,
	2024		2023		2022
Income tax at federal statutory rate	$72.7	21.0%	$70.0	21.0%	$63.7	21.0%
Stock compensation	(1.1)	(0.3)%	(0.5)	(0.2)%	0.3	0.1%
Other permanent items	2.3	0.7%	1.8	0.5%	1.3	0.4%
Change in valuation allowance	—	—%	—	—%	(0.1)	(0.1)%
Change in uncertain tax positions	0.5	0.1%	0.2	0.1%	(0.5)	(0.1)%
State and local income taxes, net of federal benefit	15.4	4.4%	17.9	5.4%	15.2	5.0%
Total tax expense	$89.8	25.9%	$89.4	26.8%	$79.9	26.3%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Components of the net deferred tax asset or liability are as follows (in millions):

	As of December 31,
	2024	2023
Deferred Tax Assets
Long-term
Accrued liabilities and allowances	$13.0	$13.2
Allowance for doubtful accounts	1.9	1.5
Inventories	1.5	1.1
Property and equipment	0.3	0.4
Intangibles	10.6	9.4
Net operating loss carryforwards	—	0.2
Other	—	0.1
Long-term deferred tax assets	27.3	25.9
Less: Valuation allowance	—	(0.1)
Net deferred tax assets	27.3	25.8
Deferred Tax Liabilities
Long-term
Accrued liabilities and allowances	(2.7)	(2.7)
Property and equipment	(9.9)	(9.4)
Intangibles	(15.7)	(12.5)
Investment in partnership	(23.4)	(23.6)
Other	(1.5)	(1.7)
Long-term deferred tax liabilities	(53.2)	(49.9)
Net deferred tax liabilities	$(25.9)	$(24.1)

The above amounts are included in our Consolidated Balance Sheets as follows:
Other non-current assets	0.4	0.4
Long-term deferred income tax liabilities	(26.3)	(24.5)
Net deferred tax liabilities	$(25.9)	$(24.1)
Valuation Allowance
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets on a jurisdiction and by tax filing entity basis. A significant piece of objective negative evidence evaluated is cumulative losses incurred over the most recent three-year period. Such objective evidence limits our ability to consider other subjective positive evidence such as our projections for future growth. Based on this evaluation, no valuation allowance has been recorded as of December 31, 2024.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Uncertain Tax Positions
We are subject to taxation in the United States and various state jurisdictions. As of December 31, 2024, our tax years for 2020 through 2023 are subject to examination by the tax authorities. A rollforward of the gross unrecognized tax benefits is as follows (in millions):

Unrecognized tax benefit, December 31, 2021	$4.3
Increase as a result of tax positions taken during the period	5.4
Decrease as a result of tax positions taken during the period	(4.8)
Increase as a result of expiring statutes	—
Unrecognized tax benefit, December 31, 2022	$4.9
Increase as a result of tax positions taken during the period	7.5
Decrease as a result of tax positions taken during the period	(5.5)
Increase as a result of expiring statutes	0.1
Unrecognized tax benefit, December 31, 2023	$7.0
Increase as a result of tax positions taken during the period	7.7
Decrease as a result of tax positions taken during the period	(7.0)
Decrease as a result of expiring statutes	(0.1)
Unrecognized tax benefit, December 31, 2024	$7.6

We had $0.3 million unrecognized tax benefits at December 31, 2024 that would affect the effective tax rate. Interest expense and penalties accrued related to uncertain tax positions as of December 31, 2024 are $1.2 million.
We expect a decrease to the amount of unrecognized tax benefits (exclusive of penalties and interest) within the next twelve months of zero to $3.9 million.
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
The amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in millions):

	Years ended December 31,
	2024	2023	2022
Sales	$24.6	$20.3	$12.8
Purchases	2.3	2.2	2.2
Rent	1.1	1.2	1.3
At December 31, 2024 and 2023, we had related party receivables of approximately $1.2 million and $1.8 million, respectively, included on our Consolidated Balance Sheets. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer rejoined our board of directors in July of 2022, accounted for $1.1 million of the related party accounts receivable balance as of December 31, 2024. Additionally, M/I Homes, Inc. accounted for a significant portion of our related party sales during the year ended December 31, 2024 and 2023. In 2024, we paid $0.8 million to purchase a 35% interest in an aircraft to be used for business travel, together with an affiliate of our Chief Executive Officer, who purchased a 15% interest,

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and an unrelated third party who owns the remaining interest. We pay our pro-rata share of ownership costs and our direct operating costs of the airplane to an unrelated third party.
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
NOTE 17 – COMMITMENTS AND CONTINGENCIES
Accrued General Liability and Auto Insurances
Accrued general liability and auto insurance reserves included on the Consolidated Balance Sheets were as follows (in millions):

	As of December 31,
	2024	2023
Included in other current liabilities	$9.2	$9.1
Included in other long-term liabilities	22.8	16.3
	$32.0	$25.4

We also had insurance receivables and indemnification assets included on the Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above. The amounts were as follows (in millions):

	As of December 31,
	2024	2023
Insurance receivables and indemnification assets for claims under fully insured policies	$2.6	$1.7
Insurance receivables for claims that exceeded the stop loss limit	0.2	0.1
Total insurance receivables and indemnification assets included in other non-current assets	$2.8	$1.8
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
During the year ended December 31, 2023, we entered into a supply agreement with variable market rate pricing with one of our suppliers to purchase a portion of the materials we utilize in our business. This agreement is effective March 31, 2023 through March 31, 2026 with a purchase obligation of 12.0 million pounds for the period ending May 15, 2024, 14.4 million pounds for the period ending March 31, 2025 and 17.3 million pounds for the period ending March 31, 2026. During the year ended December 31, 2024, we purchased approximately 8.7 million pounds of materials under this agreement for period ending March 31, 2025. The agreement for the period ending May 15, 2024 has been satisfied.
During the year ended December 31, 2024, we executed a supply contract with various fixed rate pricing with a supplier to purchase a portion of the materials we employ in our business. The agreement is effective January 1, 2025 through December 31, 2027 with a purchase obligation of 8.0 million pounds for each of the periods ending December 31, 2025, 2026 and 2027, and a total minimum commitment of $10.8 million.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 – BUSINESS COMBINATIONS
As part of our ongoing strategy to expand geographically and increase market share in certain markets, as well as diversify our products and end markets, we completed nine business combinations during the year ended December 31, 2024 and eight business combinations during each of the years ended December 31, 2023 and 2022, respectively. We also completed two insignificant tuck-in acquisitions which merged into existing operations during the year ended December 31, 2024 and one tuck-in acquisition during the year ended December 31, 2023. Acquisition-related costs amounted to $2.2 million, $1.9 million and $3.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in administrative expenses on the Consolidated Statements of Operations and Comprehensive Income. In addition, we recognized gains on acquisition earnouts on the Consolidated Statements of Operations and Comprehensive Income of $16.1 million for the year ended December 31, 2022, due to probability assessments and the cancellations of acquisition-related earnouts. We did not recognize any gains on acquisition earnouts during the years ended December 31, 2024 and 2023. The gain recorded during the year ended December 31, 2022 is primarily comprised of a $15.1 million gain for the Central Aluminum Supply ("CAS") acquisition recorded as a result of revised earnout target expectations.
Below is a summary of each significant acquisition by year, including revenue and net income (loss) since date of acquisition, shown for the year of acquisition. The largest of our 2024 acquisitions were Euroview Enterprises, LLC and Contract Mirror and Supply, LLC (collectively, "Euroview") in July 2024, Wholesale Insulation Supply, Inc. ("Insulation Supplies") in October 2024 and Tatum Insulation III, LLC ("Tatum") in November 2024. Insulation Supplies sells various insulation products and equipment to customers so it was assigned to our Distribution operating segment. The largest of our 2023 acquisitions was Anchor Insulation Co., Inc. ("Anchor") in March 2023. In each table, “Other” represents acquisitions that were individually immaterial in that year. Net income (loss), as noted below, includes intangible asset amortization, taxes and interest allocations when appropriate.
For the year ended December 31, 2024 (in millions):

2024 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income
Euroview	7/29/2024	Asset	$19.2	$1.6	$20.8	$7.3	$0.6
Insulation Supplies	10/7/2024	Asset	17.4	0.1	17.5	5.7	0.7
Tatum	11/12/2024	Share	20.4	0.6	21.0	1.7	—
Other	Various	Asset	31.6	2.8	34.4	21.3	0.7
Total			$88.6	$5.1	$93.7	$36.0	$2.0
For the year ended December 31, 2023 (in millions):

2023 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income
Anchor	3/12/2023	Share	$35.9	$2.7	$38.6	$30.4	$1.6
Other	Various	Asset	23.7	1.6	25.3	9.0	0.2
Total			$59.6	$4.3	$63.9	$39.4	$1.8
For the year ended December 31, 2022 (in millions):

2022 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net (Loss) Income
CAS	04/11/2022	Share	$55.1	$27.3	$82.4	$37.8	$(1.0)
ABS	12/19/2022	Share	23.1	0.5	23.6	0.7	(0.1)
Other	Various	Asset/Share	35.8	3.7	39.5	22.6	0.8
Total			$114.0	$31.5	$145.5	$61.1	$(0.3)

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchase Price Allocations
The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in millions):

	2024
	Euroview	Insulation Supplies	Tatum	Other	Total
Estimated fair values:
Accounts receivable	$—	$2.3	$1.6	$2.0	$5.9
Inventories	1.7	1.4	0.8	1.6	5.5
Other current assets	—	—	—	—	—
Property and equipment	0.7	0.2	0.7	3.0	4.6
Operating lease right-of-use asset	0.7	1.2	—	0.2	2.1
Intangibles	9.8	8.7	11.5	19.0	49.0
Goodwill	9.0	6.5	7.1	10.5	33.1
Other non-current assets	—	0.1	—	0.2	0.3
Accounts payable and other current liabilities	(0.7)	(1.8)	(0.7)	(2.0)	(5.2)
Other long-term liabilities	(0.4)	(1.1)	—	(0.1)	(1.6)
Fair value of assets acquired and purchase price	20.8	17.5	21.0	34.4	93.7
Less seller obligations	1.6	0.1	0.6	2.8	5.1
Cash paid	$19.2	$17.4	$20.4	$31.6	$88.6

	2023
	Anchor	Other	Total
Estimated fair values:
Accounts receivable	$5.0	$2.1	$7.1
Inventories	1.6	1.4	3.0
Other current assets	1.9	—	1.9
Property and equipment	2.3	1.9	4.2
Operating lease right-of-use asset	—	0.2	0.2
Intangibles	16.4	13.3	29.7
Goodwill	13.3	7.5	20.8
Other non-current assets	0.2	0.1	0.3
Accounts payable and other current liabilities	(2.1)	(1.1)	(3.2)
Other long-term liabilities	—	(0.1)	(0.1)
Fair value of assets acquired and purchase price	38.6	25.3	63.9
Less seller obligations	2.7	1.6	4.3
Cash paid	$35.9	$23.7	$59.6

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2022
	CAS	ABS	Other	Total
Estimated fair values:
Cash	$0.2	$0.2	$0.1	$0.5
Accounts receivable	3.5	2.8	5.8	12.1
Inventories	13.4	0.9	2.5	16.8
Other current assets	0.1	0.3	0.1	0.5
Property and equipment	2.6	1.4	4.5	8.5
Operating lease right of-use-asset	0.8	—	—	0.8
Intangibles	34.9	12.8	17.4	65.1
Goodwill	32.9	9.7	11.1	53.7
Other non-current assets	—	—	0.1	0.1
Accounts payable and other current liabilities	(5.4)	(3.4)	(2.1)	(10.9)
Deferred income tax liabilities	—	(1.1)	—	(1.1)
Other long-term liabilities	(0.6)	—	—	(0.6)
Fair value of assets acquired and purchase price	82.4	23.6	39.5	145.5
Less seller obligations	27.3	0.5	3.7	31.5
Cash paid	$55.1	$23.1	$35.8	$114.0
The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed (including the identifiable intangible assets). The goodwill recognized for Euroview and Tatum represents the advantage of their respective product lines, human capital, geographic presence and other benefits that are expected to be achieved from the acquisitions. The goodwill recognized for Insulation Supplies reflects the benefits derived from the expansion of our Distribution operating segment, further diversification of revenue streams and other efficiencies we anticipate to accomplish from the acquisition. The goodwill recognized for Anchor reflects the value of its location, revenue enhancements, assembled workforce and other synergies that are expected to be realized from the acquisition. We expect to deduct $32.9 million of goodwill for tax purposes as a result of 2024 acquisitions.
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
Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Any acquisition acquired after December 31, 2023 is deemed to be within the measurement period and its purchase price considered preliminary. During the year ended December 31, 2023, we increased the purchase price for CAS by $4.4 million primarily due to measurement period adjustments associated with a tax election.
The provisional amounts for one of our 2022 acquisitions originally reported in our Consolidated Balance Sheets included in our Annual Report on Form 10-K for the period ended December 31, 2022 were adjusted due to adjustments to pre-acquisition financial information and a tax-related adjustment. As a result, we decreased goodwill and deferred tax liabilities by approximately $0.8 million and $1.3 million, respectively, and increased accounts payable and other current liabilities by $0.5 million during the year ended December 31, 2023. These adjustments were within applicable measurement period guidelines and did not impact earnings.
Goodwill and intangibles per the above table may not agree to the total gross increases of these assets as shown in Note 7, Goodwill and Intangibles, during the years ended December 31, 2024, 2023 and 2022 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added during the

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ordinary course of business. All of the goodwill for CAS and Insulation Supplies was assigned to our Distribution operating segment. All other acquisitions during the years ended December 31, 2024, 2023 and 2022 other than one immaterial acquisition in 2024 had their respective goodwill assigned to our Installation operating segment.
Estimates of acquired intangible assets related to the acquisitions are as follows (in millions):

	2024		2023		2022
Acquired intangibles assets:	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Customer relationships	$33.1	12	$19.4	12	$45.3	12
Trademarks and trade names	13.4	15	8.4	15	16.8	15
Non-competition agreements	2.5	5	1.1	5	2.6	5
Backlog	—	0	0.8	1	0.4	1
Pro Forma Information (unaudited)
The unaudited pro forma information has been prepared as if the 2024 acquisitions had taken place on January 1, 2023, the 2023 acquisitions had taken place on January 1, 2022 and the 2022 acquisitions had taken place on January 1, 2021. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2023, 2022 and 2021 and the unaudited pro forma information does not purport to be indicative of future financial operating results (in millions, except per share data):

	December 31,
	2024	2023	2022
Net revenue	$3,006.4	$2,912.8	$2,807.2
Net income	261.0	253.0	231.0
Basic net income per share	9.31	8.98	8.05
Diluted net income per share	9.26	8.94	8.00
Unaudited pro forma net income reflects additional intangible asset amortization expense of $2.7 million, $5.3 million and $5.8 million for the years ended December 31, 2024, 2023 and 2022, respectively, as well as additional income tax expense of $1.5 million, $3.1 million and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
NOTE 19 – INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.
Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method as of December 31, 2024, 2023 and 2022, was 160 thousand, 145 thousand and 161 thousand, respectively. Shares of potential common stock that were not included in the calculation of diluted net income per common share because the effect would have been anti-dilutive were not material for the years ended December 31, 2024, 2023 and 2022.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20 – SUBSEQUENT EVENTS
On February 27, 2025, we announced that our board of directors approved a special annual dividend, payable on March 31, 2025 to stockholders of record on March 14, 2025 at a rate of $1.70 per share. In addition, we recently announced that our board of directors declared a quarterly dividend, payable on March 31, 2025 to stockholders of record on March 14, 2025 at a rate of 37.0 cents per share.
On February 27, 2025, we also announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $500.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2026. For more information about our stock repurchase programs, see Note 13, Stockholders' Equity.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2024 with the participation of the Company’s principal executive officer and principal financial officer as required by Exchange Act Rule 13a-15(b). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management, under the supervision of the principal executive officer and the principal financial officer, assessed the effectiveness of our internal control over financial reporting, excluding the internal control over financial reporting at the subsidiaries listed below that we acquired during 2024 as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2024 includes all of the Company’s subsidiaries except the subsidiaries listed below, which were acquired during 2024 and whose financial statements constitute the percentages of total assets and net revenue listed below of the consolidated financial statements of the Company as of and for the year ended December 31, 2024:

Subsidiary	Acquisition Date	Percentage of Total Assets	Percent of Net Revenue
1st State Stoneworks	March 4, 2024	0.03%	0.13%
Longway Trucking	April 15, 2024	0.02%	0.09%
Trade Partners	April 29, 2024	0.04%	0.25%
Gutter Pro	June 3, 2024	0.03%	0.08%
Thrice Energy Solutions	June 17, 2024	0.13%	0.16%
Euroview	July 29, 2024	0.15%	0.25%
Insulation Supplies	October 7, 2024	0.25%	0.19%
Tatum Insulation III	November 12, 2024	0.15%	0.06%
Capital Insulation	December 16, 2024	0.10%	0.01%

Management excluded the internal control over financial reporting at these subsidiaries from its assessment in accordance with the guidance of the staff of the SEC that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition.
Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which follows below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2024 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
During the three months ended December 31, 2024, no director of officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term in defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Installed Building Products, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Installed Building Products, Inc. (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the subsidiaries listed below, which were acquired during 2024 and whose financial statements constitute the percentages of total revenues and assets listed below of the consolidated financial statements of the Company as of and for the year ended December 31, 2024.

Subsidiary	Acquisition Date	Percentage of Total Assets	Percent of Net Revenue
1st State Stoneworks	March 4, 2024	0.03%	0.13%
Longway Trucking	April 15, 2024	0.02%	0.09%
Trade Partners	April 29, 2024	0.04%	0.25%
Gutter Pro	June 3, 2024	0.03%	0.08%
Thrice Energy Solutions	June 17, 2024	0.13%	0.16%
Euroview	July 29, 2024	0.15%	0.25%
Insulation Supplies	October 7, 2024	0.25%	0.19%
Tatum Insulation III	November 12, 2024	0.15%	0.06%
Capital Insulation	December 16, 2024	0.10%	0.01%
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
February 27, 2025

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth under the headings “Election of Directors,” “Executive Officers and Certain Significant Employees,” “Corporate Governance” and "Insider Trading Policy and Hedging and Pledging Prohibition" in our definitive proxy statement for the 2025 Annual Meeting of Stockholders (“2025 Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.
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
Item 11.    Executive Compensation
The information required by this item will be set forth under the headings “Executive Compensation,” "Compensation Discussion and Analysis" and “Compensation Committee Interlocks and Insider Participation” in our 2025 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in our Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed on or before April 11, 2025, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth under the headings “Certain Relationships and Related-Party Transactions” and “Corporate Governance” in our 2025 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item will be set forth under the heading “Fees Paid to Deloitte" and "Pre-Approval of Services” in our 2025 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

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

10.5#	Installed Building Products, Inc. 2023 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Reported on Form 8-K filed on May, 30 2023.
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

10.32
Second Amendment to Term Loan Credit Agreement, dated as of August 14, 2023, by and among Installed Building Products, Inc, the other loan parties thereto, Royal Bank of Canada, as term administrative agent and as term collateral agent and the lenders party thereto, incorporated by reference to the Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 14, 2023.

10.33
Third Amendment to Term Loan Credit Agreement, dated March 28, 2024, executed and delivered by Royal Bank of Canada, as term administrative agent and as term collateral agent for the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 9, 2024.

10.34*+
Fourth Amendment to Term Loan Credit Agreement, dated November 26, 2024, executed and delivered by Royal Bank of Canada, as term administrative agent and as term collateral agent for the lenders party thereto.

10.35#	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2014.
10.36#	Form of Performance Share Award Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2014.
10.37#	Form of Restricted Stock Agreement for Employees, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 13, 2015.
10.38#	Form of Restricted Stock Agreement for awards made on or after April 19, 2017, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
10.39#	Form of Performance Share Agreement for awards made on or after April 19, 2017, incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
10.40#	Form of Stock Award Agreement, incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
10.41#	Form of Performance-Based Cash Award Agreement, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
10.42#
Form of Performance Share Agreement for awards granted under the 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 2, 2023).

10.43#
Form of Restricted Stock Agreement for awards granted under the 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report of Form 10-Q filed August 2, 2023).

19*	Insider Trading Policies
21.1*	List of Subsidiaries of Installed Building Products, Inc.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97
Installed Building Products Mandatory Recoupment Policy, adopted as of November 7, 2023, incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed February 22, 2024.

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
+ Refiling to correct section number formatting errors within document previously filed as Exhibit 10.1 to the Form 8-K filed by the Company with Securities and Exchange Commission on November 26, 2024.
Item 16.    Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2025

INSTALLED BUILDING PRODUCTS, INC.

/s/ Jeffrey W. Edwards
By:	Jeffrey W. Edwards
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey W. Edwards	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 27, 2025
Jeffrey W. Edwards

/s/ Michael T. Miller	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 27, 2025
Michael T. Miller

/s/ Todd R. Fry	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	February 27, 2025
Todd R. Fry

/s/ Margot L. Carter	Director	February 27, 2025
Margot L. Carter

/s/ Lawrence A. Hilsheimer	Director	February 27, 2025
Lawrence A. Hilsheimer

/s/ Janet E. Jackson	Director	February 27, 2025
Janet E. Jackson

/s/ David R. Meuse	Director	February 27, 2025
David R. Meuse

/s/ Marchelle E. Moore	Director	February 27, 2025
Marchelle E. Moore

/s/ Robert H. Schottenstein	Director	February 27, 2025
Robert H. Schottenstein

/s/ Michael H. Thomas	Director	February 27, 2025
Michael H. Thomas