Form 10-Q
period 2025-03-31
Installed Building Products, Inc.
filed 2025-05-08
CIK 1580905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
On May 1, 2025, the registrant had 27,615,447 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share and per share amounts)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$298.7	$327.6
Accounts receivable (less allowance for credit losses of $11.3 and $10.7 at March 31, 2025 and December 31, 2024, respectively)	419.4	433.9
Inventories	198.4	194.6
Prepaid expenses and other current assets	78.2	98.8
Total current assets	994.7	1,054.9
Property and equipment, net	176.4	174.8
Operating lease right-of-use assets	96.9	95.6
Goodwill	435.6	432.6
Customer relationships, net	176.2	178.8
Other intangibles, net	90.7	91.7
Other non-current assets	28.8	31.5
Total assets	$1,999.3	$2,059.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$32.6	$32.4
Current maturities of operating lease obligations	34.7	34.3
Current maturities of finance lease obligations	2.8	2.8
Accounts payable	142.3	146.6
Accrued compensation	53.8	66.4
Other current liabilities	78.5	76.5
Total current liabilities	344.7	359.0
Long-term debt	839.8	842.4
Operating lease obligations	61.8	61.0
Finance lease obligations	4.8	5.4
Deferred income taxes	24.4	26.3
Other long-term liabilities	62.9	60.5
Total liabilities	1,338.4	1,354.6
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 33,766,093 and 33,713,662 issued and 27,610,399 and 27,758,491 shares outstanding at March 31, 2025 and December 31, 2024, respectively	0.3	0.3
Additional paid in capital	268.4	261.3
Retained earnings	853.6	865.5
Treasury stock; at cost: 6,155,694 and 5,955,171 shares at March 31, 2025 and December 31, 2024, respectively	(491.1)	(456.8)
Accumulated other comprehensive income	29.7	35.0
Total stockholders’ equity	660.9	705.3
Total liabilities and stockholders’ equity	$1,999.3	$2,059.9

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in millions, except share and per share amounts)

	Three months ended March 31,
	2025	2024
Net revenue	$684.8	$692.9
Cost of sales	461.1	458.4
Gross profit	223.7	234.5
Operating expenses
Selling	35.4	33.3
Administrative	108.4	102.6
Amortization	10.1	10.7
Operating income	69.8	87.9
Other expense, net
Interest expense, net	8.3	11.9
Other expense (income)	0.2	(0.4)
Income before income taxes	61.3	76.4
Income tax provision	15.9	20.5
Net income	$45.4	$55.9
Other comprehensive (loss) income, net of tax:
Net change on cash flow hedges, net of tax benefit (provision) of $1.8 and $(1.7) for the three months ended March 31, 2025 and 2024, respectively.	(5.3)	4.7
Comprehensive income	$40.1	$60.6
Earnings per share:
Basic	$1.65	$1.98
Diluted	$1.64	$1.97
Weighted average shares outstanding:
Basic	27,517,419	28,171,444
Diluted	27,695,912	28,385,001

Cash dividends declared per share	$2.07	$1.95

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2025
(in millions, except share and per share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2024	33,587,701	$0.3	$244.7	$693.8	(5,220,363)	$(302.2)	$33.7	$670.3
Net income				55.9				55.9
Issuance of common stock awards to employees	70,629	—	—					—
Surrender of common stock awards					(1,409)	(0.2)		(0.2)
Share-based compensation expense			3.8					3.8
Share-based compensation issued to directors			0.2					0.2
Dividends declared ($1.95 per share)				(55.5)				(55.5)
Other comprehensive income, net of tax							4.7	4.7
BALANCE - March 31, 2024	33,658,330	$0.3	$248.7	$694.2	(5,221,772)	$(302.4)	$38.4	$679.2

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2025	33,713,662	$0.3	$261.3	$865.5	(5,955,171)	$(456.8)	$35.0	$705.3
Net income				45.4				45.4
Issuance of common stock awards to employees	36,932	—	—					—
Surrender of common stock awards					(523)	—		—
Share-based compensation expense			5.4					5.4
Share-based compensation issued to directors			0.2					0.2
Issuance of award previously classified as liability awards	15,499		1.5					1.5
Dividends declared ($2.07 per share)				(57.3)				(57.3)
Common stock repurchase, inclusive of excise tax obligation					(200,000)	(34.3)		(34.3)
Other comprehensive (loss), net of tax							(5.3)	(5.3)
BALANCE - March 31, 2025	33,766,093	$0.3	$268.4	$853.6	(6,155,694)	$(491.1)	$29.7	$660.9

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$45.4	$55.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	16.3	13.8
Amortization of operating lease right-of-use assets	8.8	7.6
Amortization of intangibles	10.1	10.7
Amortization of deferred financing costs and debt discount	0.4	0.4
Provision for credit losses	2.1	1.4
Write-off of debt issuance costs	—	1.1
Gain on sale of property and equipment	(0.2)	(0.4)
Non-cash stock compensation	5.9	4.0
Other, net	(2.4)	(3.4)
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	12.4	(3.6)
Inventories	(3.4)	(8.0)
Other assets	11.4	4.0
Accounts payable	(1.6)	(1.4)
Income taxes receivable/payable	11.6	19.7
Other liabilities	(24.7)	(17.0)
Net cash provided by operating activities	92.1	84.8
Cash flows from investing activities
Purchases of property and equipment	(20.2)	(21.8)
Acquisitions of businesses, net of cash acquired of $— in 2025 and 2024, respectively	(8.3)	(4.1)
Proceeds from sale of property and equipment	0.4	0.7
Settlements with interest rate swap counterparties	3.4	4.5
Other	(1.4)	(0.4)
Net cash used in investing activities	$(26.1)	$(21.1)

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, CONTINUED)
(in millions)

	Three months ended March 31,
	2025	2024
Cash flows from financing activities
Proceeds from Term Loan	$—	$142.9
Payments on Term Loan	(1.3)	(133.0)
Proceeds from vehicle and equipment notes payable	5.8	5.2
Debt issuance costs	—	(1.5)
Principal payments on long-term debt	(7.2)	(7.5)
Principal payments on finance lease obligations	(0.7)	(0.8)
Dividends paid	(56.8)	(54.9)
Acquisition-related obligations	(0.4)	(0.5)
Repurchase of common stock	(34.3)	—
Surrender of common stock awards by employees	—	(0.2)
Net cash used in financing activities	(94.9)	(50.3)
Net change in cash and cash equivalents	(28.9)	13.4
Cash and cash equivalents at beginning of period	327.6	386.5
Cash and cash equivalents at end of period	$298.7	$399.9
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$14.7	$15.5
Income taxes, net of refunds	0.7	0.8
Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$10.2	$8.8
Property and equipment obtained in exchange for finance lease obligations	0.2	1.2
Seller obligations in connection with acquisition of businesses	0.6	0.6
Unpaid purchases of property and equipment included in accounts payable	3.0	2.8

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
The information furnished in the Condensed Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) have been omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to prevent the information presented from being misleading when read in conjunction with our audited consolidated financial statements and the notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Form 10-K”), as filed with the SEC on February 27, 2025. The December 31, 2024 Condensed Consolidated Balance Sheet data herein was derived from the audited consolidated financial statements, but the related footnotes do not include all disclosures required by U.S. GAAP.
Our interim operating results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected in future operating quarters.
Note 2 to the audited consolidated financial statements in our 2024 Form 10-K describes the significant accounting policies and estimates used in preparation of the audited consolidated financial statements. Other than the recently implemented accounting policy described below, there have been no changes to our significant accounting policies during the three months ended March 31, 2025.
Recently Adopted Accounting Pronouncements

Standard	Effective Date	Adoption
ASU 2023-07 "Segment Reporting" (Topic 280): Improvements to Reportable Segment Disclosures.	December 15, 2023	This pronouncement amends Topic 280 to require all entities to disclose, on an annual and interim basis, significant segment expenses and an amount for other segment items by reportable segment. This did not materially affect our consolidated financial statements.

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

NOTE 3 - REVENUE RECOGNITION
We disaggregate our revenue from contracts with customers for our Installation segment by end market and product, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Revenues for distribution and manufacturing operations are included in the Other category and are presented net of intercompany sales in the tables below. The following tables present our net revenues disaggregated by end market and product (in millions):

	Three months ended March 31,
	2025		2024
Installation:
Residential new construction	$494.4	72%	$502.8	73%
Repair and remodel	42.4	6%	40.1	6%
Commercial	110.4	17%	113.0	16%
Net revenue, Installation	$647.2	95%	$655.9	95%
Other	37.6	5%	37.0	5%
Net revenue, as reported	$684.8	100%	$692.9	100%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31,
	2025		2024
Installation:
Insulation	$414.5	61%	$427.9	62%
Shower doors, shelving and mirrors	51.1	7%	48.9	7%
Garage doors	42.4	6%	42.7	6%
Waterproofing	34.0	5%	30.7	4%
Rain gutters	26.5	4%	27.4	4%
Fireproofing/firestopping	20.5	3%	20.7	3%
Window blinds	17.3	3%	17.0	3%
Other building products	40.9	6%	40.6	6%
Net revenue, Installation	$647.2	95%	$655.9	95%
Other	37.6	5%	37.0	5%
Net revenue, as reported	$684.8	100%	$692.9	100%
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
Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in millions):

	March 31, 2025	December 31, 2024
Contract assets	$37.2	$33.2
Contract liabilities	(18.3)	(19.7)
Uncompleted contracts were as follows (in millions):

	March 31, 2025	December 31, 2024
Costs incurred on uncompleted contracts	$216.7	$248.4
Estimated earnings	132.5	128.5
Total	349.2	376.9
Less: Billings to date	321.0	352.9
Net under billings	$28.2	$24.0
Net under billings were as follows (in millions):

	March 31, 2025	December 31, 2024
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$37.2	$33.2
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(9.0)	(9.2)
Net under billings	$28.2	$24.0
The difference between contract assets and contract liabilities as of March 31, 2025 compared to December 31, 2024 is primarily the result of timing differences between our performance of obligations under contracts and customer payments and billings. During the three months ended March 31, 2025, we recognized $16.6 million of revenue that was included in the contract liability balance at December 31, 2024. We did not recognize any impairment losses on our contract assets during the three months ended March 31, 2025 or 2024.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $150.9 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.
NOTE 4 - CREDIT LOSSES
Our expected loss allowance methodology for accounts receivable is developed using historical experience, present economic conditions and other factors management considers relevant to estimate expected credit losses. We also perform ongoing evaluations of creditworthiness of our existing and potential customers.
Changes in our allowance for credit losses were as follows (in millions):

Balance as of January 1, 2025	$10.7
Current period provision	2.1
Recoveries collected and additions	0.3
Amounts written off	(1.8)
Balance as of March 31, 2025	$11.3
NOTE 5 - CASH AND CASH EQUIVALENTS
Cash and cash equivalents include money market funds which are highly liquid instruments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase. These money market funds amounted to approximately $255.2 million and $296.7 million as of March 31, 2025 and December 31, 2024, respectively. See Note 9, Fair Value Measurements, for additional information.
NOTE 6 - GOODWILL AND INTANGIBLES
Goodwill
The change in carrying amount of goodwill by reporting segment was as follows (in millions):

	Installation	Other	Consolidated
Goodwill (gross) - January 1, 2025	$401.9	$100.7	$502.6
Business combinations	2.8	—	2.8
Other adjustments	0.2	—	0.2
Goodwill (gross) - March 31, 2025	404.9	100.7	505.6
Accumulated impairment losses	(70.0)	—	(70.0)
Goodwill (net) - March 31, 2025	$334.9	$100.7	$435.6
We test goodwill for impairment annually during the fourth quarter of our fiscal year or earlier if there is an impairment indicator. The accumulated impairment losses included within the above table were all associated with the Installation segment and substantially all of the impairment losses were recorded prior to the year ended December 31, 2010.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangibles, net
The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in millions):

	As of March 31,			As of December 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$390.8	$214.6	$176.2	$386.4	$207.6	$178.8
Covenants not-to-compete	34.8	28.0	6.8	34.6	27.1	7.5
Trademarks and tradenames	141.2	57.5	83.7	139.5	55.3	84.2
Backlog	21.8	21.6	0.2	21.6	21.6	—
Total intangibles	$588.6	$321.7	$266.9	$582.1	$311.6	$270.5
The gross carrying amount of intangibles increased $6.5 million during the three months ended March 31, 2025 primarily due to business combinations. For more information on business combinations, see Note 17, Business Combinations.
Remaining estimated aggregate annual amortization expense is as follows (amounts, in millions, are for the fiscal year ended):

Remainder of 2025	$29.6
2026	35.6
2027	31.3
2028	28.0
2029	25.2
Thereafter	117.2
NOTE 7 - LONG-TERM DEBT
Long-term debt consisted of the following (in millions):

	As of March 31,	As of December 31,
	2025	2024
Senior Notes due 2028, net of unamortized debt issuance costs of $1.7 and $1.8, respectively	$298.3	$298.2
Term loan, net of unamortized debt issuance costs of $3.6 and $3.7, respectively	491.4	492.5
Vehicle and equipment notes, maturing through March 2030; payable in various monthly installments, including interest rates ranging from 1.9% to 7.3%	80.9	82.3
Various notes payable, maturing through July 2027; payable in various annual installments, including interest rate at 5.0%	1.8	1.8
	872.4	874.8
Less: current maturities	(32.6)	(32.4)
Long-term debt, less current maturities	$839.8	$842.4

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Remaining required repayments of debt principal, gross of unamortized debt issuance costs, as of March 31, 2025 are as follows (in millions):

Remainder of 2025	$25.0
2026	29.3
2027	24.7
2028	317.4
2029	9.9
Thereafter	471.4
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
The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets (in millions):

		As of March 31,	As of December 31,
	Classification	2025	2024
Assets
Non-Current
Operating	Operating lease right-of-use assets	$96.9	$95.6
Finance	Property and equipment, net	7.4	7.9
Total lease assets		$104.3	$103.5
Liabilities
Current
Operating	Current maturities of operating lease obligations	$34.7	$34.3
Financing	Current maturities of finance lease obligations	2.8	2.8
Non-Current
Operating	Operating lease obligations	61.8	61.0
Financing	Finance lease obligations	4.8	5.4
Total lease liabilities		$104.1	$103.5

Weighted-average remaining lease term:
Operating leases		3.6 years	3.6 years
Finance leases		3.1 years	3.0 years
Weighted-average discount rate:
Operating leases		5.70%	5.68%
Finance leases		7.85%	7.74%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Lease Costs
The table below presents certain information related to the lease costs for finance and operating leases (in millions):

		Three months ended March 31,
	Classification	2025	2024
Operating lease cost(1)	Administrative	$12.3	$10.3
Finance lease cost:
Amortization of leased assets(2)	Cost of sales	1.0	1.0
Interest on finance lease obligations	Interest expense, net	0.2	0.2
Total lease costs		$13.5	$11.5
(1)Includes variable lease costs of $1.7 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively, and short-term lease costs of $0.5 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively.
(2)Includes variable lease costs of $0.2 million for each of the three months ended March 31, 2025 and 2024, respectively.
Other Information
The table below presents supplemental cash flow information related to leases (in millions):

	Three months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10.2	$8.4
Operating cash flows for finance leases	0.2	0.2
Financing cash flows for finance leases	0.7	0.8
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Condensed Consolidated Balance Sheet as of March 31, 2025 (in millions):

	Finance Leases	Operating Leases
		Related Party	Other	Total Operating
Remainder of 2025	$2.5	$0.8	$29.4	$30.2
2026	3.0	0.5	31.3	31.8
2027	2.1	0.1	20.2	20.3
2028	0.8	—	11.8	11.8
2029	0.2	—	6.7	6.7
Thereafter	—	—	5.9	5.9
Total minimum lease payments	8.6	$1.4	$105.3	106.7
Less: Amounts representing interest	(1.0)			(10.2)
Present value of future minimum lease payments	7.6			96.5
Less: Current obligation under leases	(2.8)			(34.7)
Long-term lease obligations	$4.8			$61.8

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
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During each of the three months ended March 31, 2025 and 2024, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.
Estimated Fair Value of Financial Instruments
Accounts receivable, accounts payable and accrued liabilities as of March 31, 2025 and December 31, 2024 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of certain long-term debt, including the Term Loan and ABL Revolver as of March 31, 2025 and December 31, 2024, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of our operating lease right-of-use assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of March 31, 2025 and December 31, 2024. All debt classifications represent Level 2 fair value measurements. Derivative financial instruments are measured at fair value based on observable market information and appropriate valuation methods.
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

The fair values of financial assets and liabilities that are recorded at fair value in the Condensed Consolidated Balance Sheets and not described above were as follows (in millions):

	As of March 31, 2025				As of December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents	$255.2	$255.2	$—	$—	$296.7	$296.7	$—	$—
Derivative financial instruments	14.1	—	14.1	—	22.3	—	22.3	—
Total financial assets	$269.3	$255.2	$14.1	$—	$319.0	$296.7	$22.3	$—
Financial liabilities:
Contingent consideration	$0.6	$—	$—	$0.6	$0.6	$—	$—	$0.6
See Note 5, Cash and Cash Equivalents, for more information on cash equivalents included in the table above. Also see Note 11, Derivatives and Hedging Activities, for more information on derivative financial instruments.
The change in fair value of the contingent consideration (a Level 3 input) was as follows (in millions):

Contingent consideration liability - January 1, 2025	$0.6
Accretion in value	0.0
Contingent consideration liability - March 31, 2025	$0.6
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

	As of March 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes(1)	$300.0	$296.9	$300.0	$295.0
(1)Excludes the impact of unamortized debt issuance costs.
See Note 7, Long-Term Debt, for more information on our Senior Notes.
NOTE 10 - INFORMATION ON SEGMENTS
Our Chief Executive Officer is our Chief Operating Decision Maker ("CODM") who reviews financial information for each of our three operating segments, consisting of Installation, Distribution and Manufacturing, for the purpose of assessing business performance, managing the business and allocating resources.
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
The key metrics used by our CODM to assess performance, review results and allocate resources of our operating segments are revenue and segment gross profit. Our CODM reviews segment gross profit for each of our segments separately and uses this metric to guide operating decisions and business strategy. We define segment gross profit as revenue less cost of sales, excluding depreciation and amortization. We do not report depreciation and amortization expenses included in reported cost of sales, operating expenses or other expense, net, or total assets by segment because our CODM does not regularly receive or use this information. The following tables represent our segment information for the three months ended March 31, 2025 and 2024 (in millions):

	Three months ended March 31,
Installation Segment	2025	2024
Revenue	$647.2	$655.9
Cost of sales (1)	417.7	419.3
Segment gross profit	$229.5	$236.6
Segment gross profit percentage	35.5%	36.1%
(1)Cost of sales included in the Installation segment gross profit is exclusive of depreciation and amortization for the three months ended March 31, 2025 and 2024.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The reconciliation of Installation revenue and segment gross profit for each period as shown in the table above to consolidated net revenue and income before income taxes is as follows (in millions):

	Three months ended March 31,
	2025	2024
Reconciliation of revenue:
Installation segment revenue	$647.2	$655.9
Other revenue (1)	43.9	40.3
Elimination of inter-segment revenue	(6.3)	(3.3)
Total consolidated net revenue	$684.8	$692.9
Reconciliation of segment gross profit:
Installation segment gross profit	$229.5	$236.6
Other gross profit (1)	11.3	11.8
Elimination of inter-segment gross profit	(1.9)	(1.0)
Less:
Depreciation and amortization	15.2	12.9
Total consolidated gross profit, as reported	223.7	234.5
Operating expenses	153.9	146.6
Operating income	69.8	87.9
Other expense, net	8.5	11.5
Income before income taxes	$61.3	$76.4
(1)Other revenue and other gross profit include the remaining two operating segments, Distribution and Manufacturing before inter-segment eliminations. These operating segments are each below the quantitative thresholds for being reported as a reportable segment for the three months ended March 31, 2025 and 2024.
NOTE 11 - DERIVATIVES AND HEDGING ACTIVITIES
Cash Flow Hedges of Interest Rate Risk
Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the three months ended March 31, 2025, we used interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of March 31, 2025, we have not posted any collateral related to these agreements.
As of March 31, 2025 and December 31, 2024, we had the following interest rate swap derivatives (notional amount in millions):

Effective Date	Notional Amount	Fixed Rate	Maturity Date
April 28, 2023	$200.0	0.46%	December 31, 2025
April 28, 2023	100.0	1.32%	December 31, 2025
April 28, 2023	100.0	1.32%	December 31, 2025
December 31, 2025	300.0	3.06%	December 14, 2028
December 31, 2025	100.0	2.93%	December 14, 2028
As of March 31, 2025, our two forward interest rate swaps, combined with our three active swaps, serve to hedge $400.0 million of the variable cash flows on our variable rate Term Loan through December 14, 2028. The assets associated with these interest rate swaps are included in other current assets and other non-current assets on the Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In July 2022, we amended the maturity date of each of our three active interest rate swaps to December 31, 2025 with other terms remaining unchanged. The remaining unrealized gains will be amortized as a decrease to interest expense, net through the original maturity dates of April 15, 2030 and December 15, 2028. For the three months ended March 31, 2025 and 2024, we amortized $1.7 million and $1.8 million, respectively, of the remaining unrealized gains as a decrease to interest expense, net. During each of the three months ended March 31, 2025 and 2024, we amortized $1.0 million of the remaining unrealized losses associated with the August 2020 terminated swaps as an increase to interest expense, net.
The amended swaps included off-market terms at inception. This other-than-insignificant financing element will be amortized as an increase to interest expense, net through the December 31, 2025 maturity date of the amended swaps. For each of the three months ended March 31, 2025 and 2024, we amortized $1.8 million of the financing element as an increase to interest expense, net. Future net cash settlements with interest rate counterparties are recognized through cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows due to the other-than-insignificant financing element.
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in other comprehensive (loss) income, net of tax on the Condensed Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We had no such changes during the three months ended March 31, 2025 and 2024.
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
The following table summarizes amounts recorded to interest expense, net included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to our interest rate swaps (in millions):

	Three months ended March 31,
	2025	2024
(Benefit) associated with swap net settlements	$(3.4)	$(4.5)
Expense associated with amortization of amended/terminated swaps	1.1	1.1
NOTE 12 - STOCKHOLDERS’ EQUITY
Accumulated other comprehensive income
The change in accumulated other comprehensive income related to our interest rate derivatives, net of taxes, was as follows (in millions):

	Three months ended March 31,
	2025	2024
Accumulated gain at beginning of period	$35.0	$33.7
Unrealized (loss) gain in fair value of interest rate derivatives	(6.1)	3.9
Reclassifications of realized net losses to earnings	0.8	0.8
Accumulated gain at end of period	$29.7	$38.4
The reclassifications of realized net losses to earnings in the above table are recorded within interest expense, net.
Share repurchases
During the three months ended March 31, 2025, we repurchased 200 thousand shares of our common stock with an aggregate price of approximately $34.3 million, or $171.47 price per share. The effect of these treasury shares in reducing the number of common shares outstanding is reflected in our earnings per share calculation. We did not repurchase any common stock during the three months ended March 31, 2024.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On February 27, 2025, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $500.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2026.
Dividends
During the three months ended March 31, 2025, we declared and paid the following cash dividends (amount declared and amount paid in millions):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/27/2025	3/14/2025	3/31/2025	$1.70	$47.1	$46.7
2/27/2025	3/14/2025	3/31/2025	0.37	10.2	10.1
During the three months ended March 31, 2024, we declared and paid the following cash dividends (amount declared and amount paid in millions):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/22/2024	3/15/2024	3/31/2024	$1.60	$45.5	$45.1
2/22/2024	3/15/2024	3/31/2024	0.35	10.0	9.8
During the three months ended March 31, 2025 and 2024, we declared and paid a special annual dividend in addition to a quarterly dividend. The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of restricted stock awards and performance share awards, which accrue dividend equivalent rights that are paid when the award vests. The payment of future dividends will be at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, results of operations, contractual restrictions, legal requirements, and other factors deemed relevant by our board of directors.
NOTE 13 - EMPLOYEE BENEFITS
Healthcare
We participate in multiple healthcare plans, the largest of which is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. Our healthcare benefit expense (net of employee contributions) was $7.9 million and $8.4 million for the three months ended March 31, 2025 and 2024, respectively. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $5.4 million and $4.8 million as of March 31, 2025 and December 31, 2024, respectively.
Workers’ Compensation
Workers’ compensation expense totaled $6.4 million and $5.8 million for the three months ended March 31, 2025 and 2024, respectively.
Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2025	December 31, 2024
Included in other current liabilities	$8.3	$9.2
Included in other long-term liabilities	20.5	18.5
	$28.8	$27.7

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We also had an insurance receivable for claims that exceeded the stop loss limit under our self-insured policies as well as claims under our fully insured policies included on the Condensed Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in millions):

	March 31, 2025	December 31, 2024
Included in other non-current assets	$4.3	$4.4
Retirement Plans
We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. We recognized 401(k) plan expenses of $1.1 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively. These expenses are included in administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
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
Share-Based Compensation
Common Stock Awards
We periodically grant shares of our common stock to non-employee members of our board of directors and our employees. During each of the three months ended March 31, 2025 and 2024, we did not grant any such shares under our 2023 Omnibus Incentive Plan to non-employee members of our board of directors. We granted approximately 19 thousand shares of our common stock to employees during the three months ended March 31, 2025. We did not grant any such shares to employees during the three months ended March 31, 2024.
Employees – Performance-Based Stock Awards
During the three months ended March 31, 2025, we issued approximately 34 thousand shares of our common stock to certain officers, which vest in two equal installments on each of April 20, 2026 and April 20, 2027. In addition, during the three months ended March 31, 2025, we established, and our board of directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2026 contingent upon achievement of these targets.
In addition, there are long-term performance-based restricted stock awards to be issued to certain employees annually through the 2029 performance period contingent upon achievement of certain performance targets. These awards are accounted for as liability-based awards since they represent a predominantly-fixed monetary amount that will be settled with a variable number of common shares annually. These awards will vest in 2030 if achieved.
During the three months ended March 31, 2024, we issued approximately four thousand shares of our common stock which will vest in the second quarter of 2025. There were achievements of certain 2024 performance targets that will result in additional share settlements to be issued in April 2025 based on a fixed monetary amount.
Employees – Performance-Based Restricted Stock Units
During 2024, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards which were issued to certain employees in 2025 based upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Share-Based Compensation Summary
Amounts and changes for each category of equity-based award were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Grant Date Fair Value Per Share	Awards	Weighted Average Grant Date Fair Value Per Share	Units	Weighted Average Grant Date Fair Value Per Share
Nonvested awards/units at December 31, 2024	105,957	$156.41	131,134	$133.04	7,861	$242.85
Granted	18,511	170.99	46,556	170.99	—	—
Vested	(858)	151.11	—	—	(27)	242.85
Forfeited/Cancelled	(212)	171.91	—	—	(154)	242.85
Nonvested awards/units at March 31, 2025	123,398	$158.61	177,690	$142.98	7,680	$242.85
The following table summarizes the share-based compensation expense recognized by award type (in millions):

	Three months ended March 31,
	2025	2024
Common Stock Awards	$3.0	$1.2
Non-Employee Common Stock Awards	0.2	0.2
Performance-Based Stock Awards	1.9	1.9
Liability Performance-Based Stock Awards	0.3	0.4
Performance-Based Restricted Stock Units	0.5	0.4
	$5.9	$4.1
We recorded the following stock compensation expense by income statement category (in millions):

	Three months ended March 31,
	2025	2024
Cost of sales	$0.3	$0.3
Selling	0.1	0.1
Administrative	5.5	3.7
	$5.9	$4.1
Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represent all stock compensation earned by our installation and sales employees, respectively.
Unrecognized share-based compensation expense related to unvested awards was as follows (in millions):

	As of March 31, 2025
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Common Stock Awards	$8.1	1.6 years
Performance-Based Stock Awards	12.9	2.1 years
Performance-Based Restricted Stock Units	0.1	0.1 years
Total unrecognized compensation expense related to unvested awards	$21.1
Total unrecognized compensation expense is subject to future adjustments for forfeitures. This expense is expected to be recognized over the remaining weighted-average period shown above on a straight-line basis except for the Performance-Based

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Awards which uses the graded-vesting method. Shares forfeited are returned as treasury shares and available for future issuances.
During the three months ended March 31, 2025 and 2024, our employees surrendered approximately 0.3 thousand and one thousand shares of our common stock, respectively, to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2023 and 2014 Omnibus Incentive Plans.
As of March 31, 2025, approximately 1.7 million of the 2.1 million shares of common stock authorized for issuance were available for issuance under the 2023 Omnibus Incentive Plan. The remaining shares available for issuance under the 2014 Plan are subject to outstanding awards and will become available for issuance under the 2023 Plan if such outstanding awards under the 2014 Plan are forfeited.
NOTE 14 - INCOME TAXES
Our provision for income taxes as a percentage of pretax earnings is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.
During the three months ended March 31, 2025 and 2024, our effective tax rate was 25.9% and 26.8%, respectively. The rates for each of the three months ended March 31, 2025 and 2024 were unfavorably impacted by certain expenses not being deductible for income tax reporting purposes.
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
The amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in millions):

	Three months ended March 31,
	2025	2024
Sales	$4.9	$5.0
Purchases	0.7	0.6
Rent	0.3	0.3
We had related party balances of approximately $1.5 million and $1.2 million included in accounts receivable on our Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively. These balances primarily represented trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, Chief Executive Officer and President serves on our board of directors, accounted for $1.4 million and $1.1 million of the related party accounts receivable balances as of March 31, 2025 and December 31, 2024, respectively. Additionally, M/I Homes, Inc. accounted for a significant portion of our related party sales during the three months ended March 31, 2025 and 2024.
On March 7, 2025, as part of our stock repurchase program, we completed a private share repurchase with PJAM IBP Holdings Inc., whose President is our Chief Executive Officer and is deemed a beneficial owner. We purchased 100 thousand shares of our common stock for a purchase price of approximately $16.9 million, or $168.75 price per share. This represents a 3.0% discount of the last reported price of our common stock on March 6, 2025.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 - COMMITMENTS AND CONTINGENCIES
Accrued General Liability and Auto Insurance
Accrued general liability and auto insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2025	December 31, 2024
Included in other current liabilities	$8.7	$9.2
Included in other long-term liabilities	22.9	22.8
	$31.6	$32.0
We also had insurance receivables and indemnification assets included on the Condensed Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above. The amounts were as follows (in millions):

	March 31, 2025	December 31, 2024
Insurance receivables and indemnification assets for claims under fully insured policies	$2.5	$2.6
Insurance receivables for claims that exceeded the stop loss limit	0.5	0.2
Total insurance receivables and indemnification assets included in other non-current assets	$3.0	$2.8
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
We have a supply agreement with variable pricing with one of our suppliers to purchase a portion of the materials we utilize in our business. This agreement is effective March 31, 2023 through May 15, 2026 with a purchase obligation of 12.0 million pounds for the period ending May 15, 2024, 14.4 million pounds for the period ending May 15, 2025 and 17.3 million pounds for the period ending March 31, 2026. During the three months ended March 31, 2025, we entered into an amendment which reduces our 17.3 million pounds commitment to 12.3 million pounds and amended the period commitment to May 15, 2026. Through March 31, 2025, we have purchased approximately 11.4 million pounds of materials under the agreement for the period ending May 15, 2025.
We have a supply contract to purchase various products with fixed rate pricing with a supplier to purchase a portion of the materials we employ in our business. The agreement is effective January 1, 2025 through December 31, 2027 with a purchase obligation of 8.0 million pounds for each of the periods ending December 31, 2025, 2026 and 2027, and a total minimum commitment of $10.8 million. During the three months ended March 31, 2025, we purchased approximately 3.0 million pounds of materials under this agreement for the period ending December 31, 2025.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 - BUSINESS COMBINATIONS
As part of our ongoing strategy to expand geographically and increase market share in certain markets, as well as diversify our products and end markets, we completed one business combination and one insignificant bolt-on acquisition merged into an existing operation during each of the three months ended March 31, 2025 and 2024.
Below is a summary of insignificant acquisitions in aggregate by year, including revenue and net income since date of acquisition shown for the year of acquisition. Net income includes amortization and taxes when appropriate.
For the three months ended March 31, 2025 (in millions):

						Three months ended March 31, 2025
2025 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income
Other	3/17/2025	Asset	$8.3	$0.5	$8.8	$0.2	$0.0
For the three months ended March 31, 2024 (in millions):

						Three months ended March 31, 2024
2024 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income
Other	3/4/2024	Asset	$4.1	$0.6	$4.7	$0.4	$0.0
Acquisition-related costs recorded within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to $0.5 million for both the three months ended March 31, 2025 and 2024, respectively.
The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed (including the identifiable intangible assets). We expect to deduct approximately $3.0 million of goodwill for tax purposes as a result of 2025 acquisitions.
Purchase Price Allocations
The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in millions):

	Three months ended March 31, 2025	Three months ended March 31, 2024
	Other	Other
Estimated fair values:
Inventories	$0.3	$0.4
Property and equipment	0.2	0.3
Intangibles	5.5	2.5
Goodwill	2.8	1.5
Fair value of assets acquired and purchase price	8.8	4.7
Less seller obligations	0.5	0.6
Cash paid	$8.3	$4.1
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
Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Any acquisition acquired after March 31, 2024 is deemed to be within the measurement period and its purchase price considered preliminary.
Goodwill and intangibles per the above table may not agree to the total gross increase of these assets as shown in Note 6, Goodwill and Intangibles, during each of the three months ended March 31, 2025 and 2024 due to adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as intangible impairment charges and other immaterial intangible assets added during the ordinary course of business. All other acquisitions during the three months ended March 31, 2025 and 2024 had their respective goodwill assigned to our Installation operating segment.
Estimates of acquired intangible assets related to the acquisitions are as follows (in millions):

	For the three months ended March 31,
	2025		2024
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$3.8	12	$1.7	12
Trademarks and tradenames	1.5	15	0.6	15
Non-competition agreements	0.2	5	0.2	5
Pro Forma Information
The unaudited pro forma information for the combined results of the Company has been prepared as if the 2025 acquisitions had taken place on January 1, 2024 and the 2024 acquisitions had taken place on January 1, 2023. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2024 and 2023, respectively, and the unaudited pro forma information does not purport to be indicative of future financial operating results (in millions, except per share data):

	Unaudited pro forma for the three months ended March 31,
	2025	2024
Net revenue	$685.9	$717.8
Net income	45.5	57.7
Basic net income per share	1.65	2.05
Diluted net income per share	1.64	2.03
Unaudited pro forma net income reflects additional intangible asset amortization expense of approximately $0.1 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively, as well as additional income tax expense of approximately $29 thousand and $0.6 million for the three months ended March 31, 2025 and 2024, respectively, that would have been recorded had the 2025 acquisitions taken place on January 1, 2024 and the 2024 acquisitions taken place on January 1, 2023.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 18 - INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.
Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method was approximately 178 thousand and 214 thousand shares for the three months ended March 31, 2025 and 2024, respectively. Shares of potential common stock that were not included in the calculation of diluted net income per common share because the effect would have been anti-dilutive were not material for the three months ended March 31, 2025 and 2024.
NOTE 19 - SUBSEQUENT EVENTS
We announced on May 8, 2025 that our board of directors declared a quarterly dividend, payable on June 30, 2025 to stockholders of record on June 13, 2025, at a rate of 37 cents per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, as well as our 2024 Form 10-K.
OVERVIEW
We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products throughout the United States, including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving, mirrors and other products. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects in all 48 continental states and the District of Columbia from our national network of over 250 branch locations. During the three months ended March 31, 2025, 95% of our net revenue came from the service-based installation of these products across all of our end markets which forms our Installation operating segment and single reportable segment. In addition, three regional distribution operations serve the Midwest, Mountain West, Northeast and Mid-Atlantic regions of the United States, and we operate a cellulose insulation manufacturing facility. We believe our business is well positioned to continue to profitably grow over the long-term due to our strong balance sheet, liquidity and our continuing acquisition strategy.
A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, inflation, consumer confidence, employment rates, housing inventory levels and affordability, foreclosure rates, the health of the economy and availability of mortgage financing.
2025 First Quarter Highlights
Net revenue decreased 1.2%, or $8.1 million to $684.8 million, while gross profit decreased 4.6% to $223.7 million during the three months ended March 31, 2025 compared to 2024. The decrease in net revenue was primarily due to the 5.6% decrease in Installation segment volume, partially offset by the 1.5% increase in our price/mix metric. The decrease in gross profit was primarily driven by higher material and fixed vehicle costs including insurance and depreciation. Certain net revenue and industry metrics we use to monitor our operations are discussed in the "Key Measures of Performance" section below, and further details regarding results of our various end markets are discussed further in the "Net Revenue, Cost of Sales and Gross Profit" section below.
As of March 31, 2025, we had $298.7 million of cash and cash equivalents and we have not drawn on our revolving line of credit. This strong liquidity position allowed us to return capital to shareholders by increasing our regular quarterly dividend 6% over the first quarter of 2024 to $0.37 per share, or $10.2 million in the aggregate. We also increased our annual special dividend from $1.60 per share paid in the first quarter of 2024 to $1.70 a share, or a 6% increase, during the three months ended March 31, 2025. Additionally, we repurchased $34.3 million of our outstanding common stock during the three months ended March 31, 2025 for a total capital return to shareholders of $91.6 million.
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

The following table shows key measures of performance we utilize to evaluate our results:

	Three months ended March 31,
	2025	2024
Period-over-period Growth
Consolidated Sales Growth	(1.2)%	5.1%
Consolidated Same Branch Sales Growth (1)	(4.2)%	2.9%

Installation
Sales Growth (2)	(1.3)%	5.3%
Same Branch Sales Growth (1)(2)	(3.7)%	3.1%
Single-Family Sales Growth (3)	(1.0)%	3.9%
Single-Family Same Branch Sales Growth (1)(3)	(4.5)%	1.5%
Multi-Family Sales Growth (4)	(4.2)%	13.6%
Multi-Family Same Branch Sales Growth (1)(4)	(5.0)%	13.0%
Residential Sales Growth (5)	(1.7)%	5.8%
Residential Same Branch Sales Growth (1)(5)	(4.6)%	3.8%
Commercial Sales Growth (6)	(2.3)%	2.8%
Commercial Same Branch Sales Growth (1)(6)	(2.8)%	(0.8)%

Other
Sales Growth (7)	9.0%	4.1%
Same Branch Sales Growth (1)(7)	(4.1)%	4.1%

Same Branch Sales Growth - Installation (8)
Volume Growth (1)(9)	(5.6)%	(1.4)%
Price/Mix Growth (1)(10)	1.5%	3.8%

U.S. Housing Market (11)
Total Completions Growth	1.3%	5.2%
Single-Family Completions Growth	4.3%	(5.4)%
Multi-Family Completions Growth	(3.5)%	29.1%

(1)	Same-branch basis represents period-over-period growth for branch locations owned greater than 12 months as of each financial statement date.
(2)	Calculated based on period-over-period growth of all end markets for our Installation segment.
(3)	Calculated based on period-over-period growth in the single-family subset of the residential new construction end market for our Installation segment.
(4)	Calculated based on period-over-period growth in the multi-family subset of the residential new construction end market for our Installation segment.
(5)	Calculated based on period-over-period growth in the residential new construction end market for our Installation segment.
(6)	Calculated based on period-over-period growth in the total commercial end market for our Installation segment. Our commercial end market consists of heavy and light commercial projects.
(7)	Calculated based on period-over-period growth in our Other category which consists of our Manufacturing and Distribution operating segments.
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

(11)	U.S. Census Bureau data, as revised.

Net Revenue, Cost of Sales and Gross Profit
The components of gross profit were as follows (in millions):

	Three months ended March 31,
	2025	Change	2024
Net revenue	$684.8	(1.2)%	$692.9
Cost of sales	461.1	0.6%	458.4
Gross profit	$223.7	(4.6)%	$234.5
Gross profit percentage	32.7%		33.8%
Net revenue decreased during the three months ended March 31, 2025 over the same period in 2024 as same branch sales decreased in all our end markets. Same branch sales from the residential end markets decreased 4.6% for the three months ended March 31, 2025 over the same period ended March 31, 2024. Installation selling price and product mix improvements increased 1.5% which helped partially offset the same branch sales volume decrease of 5.6%. The commercial end market opportunities remained resilient and same branch sales within this end market decreased only 2.8%.
As a percentage of net revenue, gross profit decreased during the three months ended March 31, 2025 compared to the corresponding prior year period primarily due to higher material and vehicle costs. We will continue to work with our suppliers to lessen the impact on our margins and with our customers to offset further cost increases through selling price adjustments.
Operating Expenses
Operating expenses were as follows (in millions):

	Three months ended March 31,
	2025	Change	2024
Selling	$35.4	6.3%	$33.3
Percentage of total net revenue	5.2%		4.8%
Administrative	$108.4	5.7%	$102.6
Percentage of total net revenue	15.8%		14.8%
Amortization	$10.1	(5.6)%	$10.7
Percentage of total net revenue	1.5%		1.5%
Selling
The dollar increase in selling expenses for the three months ended March 31, 2025 compared to 2024 was primarily driven by an increase in selling compensation and increased credit loss expense. Selling expense as a percentage of sales increased during the three months ended March 31, 2025 compared to 2024 due to decreased leverage on salaries from lower revenue.
Administrative
The dollar increase in administrative expenses for the three months ended March 31, 2025 compared to 2024 was primarily due to an increase in wages and benefits, which was attributable to both acquisitions and wage inflation. Facility cost increased due to acquisitions and inflationary pressures also factored into the overall increase in administrative operating expenses. Administrative expenses increased as a percentage of sales for the three months ended March 31, 2025 compared to 2024 primarily due to decreased leverage on wages and benefits from lower revenue.
Amortization
Amortization expense for the three months ended March 31, 2025 compared to 2024 decreased primarily due to the acquisition of fewer finite-lived intangible assets.

Other Expense, Net
Other expense, net was as follows (in millions):

	Three months ended March 31,
	2025	Change	2024
Interest expense, net	$8.3	(30.3)%	$11.9
Other expense (income)	0.2	(150.0)%	(0.4)
Total other expense, net	$8.5		$11.5
The decline in interest expense, net during the three months ended March 31, 2025 compared to 2024 was primarily due to decreased interest expense associated with prior year term loan repricing, partially offset by decreased interest income on money market accounts.
Income Tax Provision
Income tax provision and effective tax rates were as follows (in millions):

	Three months ended March 31,
	2025	2024
Income tax provision	$15.9	$20.5
Effective tax rate	25.9%	26.8%
The effective tax rate for each of the three months ended March 31, 2025 and 2024 were unfavorably impacted by certain expenses not being deductible for income tax reporting purposes.
Other Comprehensive (Loss) Income, Net of Tax
Other comprehensive (loss) income, net of tax was as follows (in millions):

	Three months ended March 31,
	2025	2024
Net change on cash flow hedges, net of taxes	$(5.3)	$4.7
During the three months ended March 31, 2025, we recorded unrealized losses of $6.1 million, net of taxes, on our cash flow hedges due to the market's expectations for lower interest rates in the future relative to our three active interest rate swaps and our two forward interest rate swaps. During the three months ended March 31, 2024, we recorded unrealized gains of $3.9 million, net of taxes, on our cash flow hedges due to the changes in the market's expectations for future long-term interest rates.
During each of the three months ended March 31, 2025 and 2024, we amortized $1.1 million of our remaining unrealized gains and losses, net, on our terminated cash flow hedges to interest expense, not including the offsetting tax effects of $0.3 million in each period.
KEY FACTORS AFFECTING OUR OPERATING RESULTS
Inflation, Housing Affordability and Interest Rates
Inflation that affected the economy as a whole in 2022 began moderating in 2023 as the Federal Reserve took actions to stabilize inflation by raising the federal funds rate multiple times through July 2023. These rate hikes indirectly affected the 30-year fixed rate mortgage average in the United States, resulting in some rates peaking above 7% in recent years. These rate-driven pressures have curtailed housing demand as mortgage financing affordability has been reduced. Inflation rates in 2025 have remained above the 2% stated target, however the Federal Reserve has signaled plans to lower rates further during the remainder of 2025. While a more accommodating Federal Reserve monetary policy does not directly determine mortgage rates, the expected easing of rates will likely contribute to a downward trend in mortgage rates in the near term. We expect to be impacted by the current elevated rates for the remainder of 2025 but anticipate pressures to lessen over time if mortgage rates are further reduced in the coming months.

In addition, housing affordability is impacted by international trade as certain housing inputs are more reliant on imports than domestic production. While we purchase the large majority of the products we install and sell domestically, our business could be impacted if overall home affordability is further reduced by higher material prices due to increased tariffs.
Trends in the Construction Industry
Elevated home prices, high mortgage rates, recent economic uncertainty and rising new home inventory were the primary contributors to the decline in demand of new homes thus far in 2025. Activity slowed in the residential homebuilding market as non-seasonally adjusted single-family starts, our largest end market, decreased 5.6% for the three months ended March 31, 2025 compared to the same period in 2024, per the U.S. Census Bureau. Employment remains stable and continues to support demand for residential new construction activity despite the affordability concerns and recent economic uncertainty. As a result, while we expect cyclicality to continue in the housing industry, we believe the long-term opportunities in our residential and commercial end markets are favorable. Our largest customers are publicly traded homebuilders, and these builders have been able to increase affordability by offering mortgage rate buydowns as incentives to their customers. Regarding the repair and remodel markets, many existing homeowners are locked into low interest mortgages and an aging housing stock exists in many areas of the United States, bolstering demand in this end market.
Cost and Availability of Materials
We typically purchase the materials we use in our business directly from manufacturers. The largest fiberglass manufacturers have cut production capacity during past business cycles which has caused periods of industry-wide supply allocations. While we are not currently experiencing material supply shortages, we could incur such shortages in 2025 and beyond if these manufacturers reduce production this year. We also experience price increases from our suppliers from time to time, including multiple increases over the last four years caused by supply shortages and general economic inflationary pressures. We could be subject to increased material pricing on some of the materials we install and sell due to tariffs imposed on goods imported from certain foreign nations. The extent of these increases will depend on a variety of factors including the magnitude of each tariff, the extent our vendors pass on the tariffs they incur, and the number of countries subject to tariffs in the future. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations in 2025, to the extent that price increases cannot be passed on to our customers. We may have more difficulty raising prices in 2025 if housing demand contracts further. We will continue to work with our customers to adjust selling prices to offset higher costs as they occur.
Cost of Labor
Our business is labor intensive and the majority of our employees work as installers on local construction sites. We expect to continue to spend more to hire, train and retain installers to support our business, as tight labor availability continues within the construction industry. Our workers’ compensation costs also continue to rise as we increase our coverage for additional personnel.
Our employee retention rates remained better than industry averages in the three months ended March 31, 2025. We believe this is a result of our strong culture and the various programs meant to benefit our employees, including our financial wellness plan, emotional well-being coaching, longevity stock compensation plan and comprehensive benefit packages we offer. We also provide assistance from the Installed Building Products Foundation meant to benefit our employees, their families and their communities. While improved retention drives lower costs to recruit and train new employees, resulting in greater installer productivity, these improvements are somewhat offset by the additional costs of these incentives.
LIQUIDITY AND CAPITAL RESOURCES
Our capital resources primarily consist of cash from operations and borrowings under our various debt agreements and capital equipment leases and loans. As of March 31, 2025, we had cash and cash equivalents of $298.7 million as well as access to $250.0 million under our asset-based lending credit facility (as defined below), less $4.0 million of outstanding letters of credit, resulting in total liquidity of $544.7 million. Liquidity may also be limited in the future by certain cash collateral limitations under our asset-based credit facility (as defined below), depending on the status of our borrowing base availability.
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
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our business needs, commitments and contractual obligations for at least the next 12 months as evidenced by our net positive cash flows from operations for the three months ended March 31, 2025. We believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions, but we cannot guarantee that such financing will be available on favorable terms, or at all. In the short-term, we expect the seasonal trends we typically experience to return, including higher sales in the spring, summer and fall than in the winter. This could affect the timing of cash collections and payments during the rest of 2025.
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
In "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2024 Form 10-K, we disclosed that we had $1.1 billion aggregate long-term material cash requirements as of December 31, 2024. In addition to these commitments, we have two long-term commitments to purchase material with various pricing through December 2027. See Part I, Item 1. Financial Statements, Note 16, Commitments and Contingencies, for more information on these commitments. There were no other material changes to our cash requirements during the period covered by this Quarterly Report on Form 10-Q outside of the normal course of our business.
Sources and Uses of Cash and Related Trends
Working Capital
We carefully manage our working capital and operating expenses. As of March 31, 2025 and December 31, 2024, our working capital including cash and cash equivalents was $650.0 million and $695.9 million, respectively. The decrease in 2025 was primarily driven by cash and cash equivalents decreasing $28.9 million resulting from annual and quarterly dividend payments and stock repurchases. We continue to look for opportunities to reduce our working capital as a percentage of net revenue.
The following table summarizes our cash flow activity (in millions):

	Three months ended March 31,
	2025	2024
Net cash provided by operating activities	$92.1	$84.8
Net cash used in investing activities	(26.1)	(21.1)
Net cash used in financing activities	(94.9)	(50.3)
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

Net cash provided by operating activities increased from 2024 to 2025 primarily due to the increase in the non-cash depreciation expense adjustment and the decrease in accounts receivable and other assets balances, partially offset by the decrease of net income primarily driven by revenue declining.
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
Net cash used in investing activities increased from 2024 to 2025 primarily due to more spending on acquisitions of businesses in 2025 compared to 2024, partially offset by slightly less spending on purchases of property and equipment during the three months ended March 31, 2025.
Cash Flows from Financing Activities
Our sources of cash from financing activities consist of proceeds from the issuances of vehicle and equipment notes payable and, periodically, other sources of debt financing. Cash used in financing activities consists primarily of debt repayments, acquisition-related obligations, dividends and stock repurchases.
Net cash used in financing activities increased from 2024 to 2025 primarily due to dividends paid and repurchases of common stock during the three months ended March 31, 2025. The increase was partially offset by net proceeds from vehicle and equipment notes. See Part I, Item 1. Financial Statements, Note 12, Stockholders' Equity, for more information on the dividends paid and stock repurchases.
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

The Term Loan amortizes in quarterly principal payments of $1.3 million, with any remaining unpaid balances due on the maturity date of March 28, 2031. As of March 31, 2025, we had $491.4 million, net of unamortized debt issuance costs, due on our Term Loan.
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
Asset-based Lending Credit Agreement
In February 2022, we amended and extended the term of our asset-based lending credit agreement (the "ABL Credit Agreement"). The ABL Credit Agreement increased the commitment under the asset-based lending credit facility (the "ABL Revolver") to $250 million from $200.0 million, and permits us to further increase the commitment amount up to $300.0 million. The amendment also extends the maturity date from September 26, 2024 to February 17, 2027. The ABL Revolver bears interest at either the base rate or the Secured Overnight Financing Rate ("Term SOFR"), at our election, plus a margin of 0.25% or 0.50% in the case of base rate loans or 1.25% or 1.50% for Term SOFR advances (in each case based on a measure of availability under the ABL Credit Agreement). The amendment also allows for modification of specified fees dependent upon achieving certain sustainability targets, in addition to making other modifications to the ABL Credit Agreement. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of March 31, 2025 was $246.0 million.
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
At March 31, 2025, we were in compliance with all applicable covenants under the Term Loan Agreement, ABL Credit Agreement and the Senior Notes.
Derivative Instruments
As of March 31, 2025, we had three active interest rate swaps with maturity dates of December 31, 2025 and two forward interest rate swaps with maturity dates of December 14, 2028. When combined, these five swaps serve to hedge $400.0 million of the variable cash flows on our Term Loan through December 14, 2028. For further information about our interest rate swaps, see Part I, Item 1. Financial Statements, Note 11, Derivatives and Hedging Activities. The assets associated with the interest rate swaps are included in current assets and other non-current assets on the Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.
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

Total outstanding loan balances relating to our Master Loan and Equipment Agreements were $80.9 million as of March 31, 2025 and $82.3 million as of December 31, 2024. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income included herein.
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
The following table summarizes our outstanding bonds, letters of credit and cash-collateral (in millions):

As of March 31, 2025
Performance bonds	$81.4
Insurance letters of credit and cash collateral	72.3
Permit and license bonds	10.2
Total bonds and letters of credit	$163.9
We have $65.3 million included in our insurance letters of credit in the above table that are unsecured and therefore do not reduce total liquidity.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported using different assumptions or under different conditions. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2025 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2024 Form 10-K.
Recent Accounting Pronouncements
For a description of recently issued and/or adopted accounting pronouncements, see Note 2, Significant Accounting Policies, to our audited consolidated financial statements included in our 2024 Form 10-K.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market and the commercial market, our operations, economic and industry conditions, our financial and business model, payment of dividends, the demand for our services and product offerings, trends in the commercial business, expansion of our national footprint and diversification, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability, our efforts to navigate the material pricing environment, our ability to increase selling prices, our material and labor costs, supply chain and material constraints and expectations for demand for our services and our earnings in 2025. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation the general economic and industry conditions; increases in mortgage interest rates and rising home prices; inflation and interest rates; the material price and supply environment; increased tariffs; the timing of increases in our selling prices; the risk that the Company may reduce, suspend or eliminate dividend payments in the future; and the factors discussed in the “Risk Factors” section of our 2024 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC. In addition, any future declaration of dividends will be subject to the final determination of our Board of Directors. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of March 31, 2025, we had $495.0 million outstanding on our Term Loan, gross of unamortized debt issuance costs, no outstanding borrowings on our ABL Revolver and no outstanding borrowings under finance leases subject to variable interest rates. As of March 31, 2025, we had three active and two forward interest rate swaps which, when combined, serve to hedge $400.0 million of the variable cash flows on our Term Loan through December 14, 2028. As a result, total variable rate debt of $95.0 million was exposed to market risks as of March 31, 2025. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $1.0 million. Our Senior Notes accrue interest at a fixed rate of 5.75%.
For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We have not entered into and currently do not hold derivatives for trading or speculative purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 1. Financial Statements, Note 16, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.
Item 1A. Risk Factors
As of the date of this report, there have been no material changes from the risk factors disclosed in our 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the stock repurchase activity, including shares surrendered by employees in connection with the vesting of restricted stock awards, for the three months ended March 31, 2025:

	Total Number of Shares Purchased (2) (3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1 - January 31, 2025	9	$198.84	—	$—
February 1 - February 28, 2025	31	170.99	—	—
March 1 - March 31, 2025	200,271	171.47	200,000	465.7	million
	200,311	$171.47	200,000	$465.7	million
(1)On February 22, 2025, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $500.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2026. We repurchased $34.3 million of common stock under our stock repurchase programs during the three months ended March 31, 2025. For further information about our stock repurchase program, see Part I, Item 1. Financial Statements, Note 12, Stockholders' Equity.
(2)Includes 100 thousand shares purchased from PJAM IBP Holdings, Inc. as part of the Company's stock repurchase program in a privately negotiated transaction for an aggregate price of $16.9 million, or $168.75 per share. For additional information, see Part I, Item 1. Financial Statements, Note 15, Related Party Transactions.
(3)Includes 311 shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 858 shares of restricted stock awarded under our 2014 and 2023 Omnibus Incentive Plans.
Item 3. Defaults Upon Senior Securities
There have been no material defaults in senior securities.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
(a)(3) Exhibits
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1
Share Repurchase Agreement, dated March 10, 2025, by and between Installed Building Products, Inc. and PJAM IBP Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 10, 2025).

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

101**
The following financial statements from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Submitted electronically with the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2025

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer