Form 10-Q
period 2025-06-30
Installed Building Products, Inc.
filed 2025-08-07
CIK 1580905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
On July 31, 2025, the registrant had 27,326,395 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share and per share amounts)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$305.2	$327.6
Accounts receivable (less allowance for credit losses of $12.4 and $10.7 at June 30, 2025 and December 31, 2024, respectively)	447.6	433.9
Inventories	192.0	194.6
Prepaid expenses and other current assets	72.6	98.8
Total current assets	1,017.4	1,054.9
Property and equipment, net	177.4	174.8
Operating lease right-of-use assets	100.4	95.6
Goodwill	436.9	432.6
Customer relationships, net	171.0	178.8
Other intangibles, net	88.7	91.7
Other non-current assets	28.3	31.5
Total assets	$2,020.1	$2,059.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$33.3	$32.4
Current maturities of operating lease obligations	36.1	34.3
Current maturities of finance lease obligations	2.8	2.8
Accounts payable	150.1	146.6
Accrued compensation	63.5	66.4
Other current liabilities	70.8	76.5
Total current liabilities	356.6	359.0
Long-term debt	842.8	842.4
Operating lease obligations	64.2	61.0
Finance lease obligations	4.2	5.4
Deferred income taxes	23.0	26.3
Other long-term liabilities	64.8	60.5
Total liabilities	1,355.6	1,354.6
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 33,835,259 and 33,713,662 issued and 27,326,871 and 27,758,491 shares outstanding at June 30, 2025 and December 31, 2024, respectively	0.3	0.3
Additional paid in capital	275.4	261.3
Retained earnings	912.5	865.5
Treasury stock; at cost: 6,508,388 and 5,955,171 shares at June 30, 2025 and December 31, 2024, respectively	(549.3)	(456.8)
Accumulated other comprehensive income	25.6	35.0
Total stockholders’ equity	664.5	705.3
Total liabilities and stockholders’ equity	$2,020.1	$2,059.9

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in millions, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net revenue	$760.3	$737.6	$1,445.1	$1,430.5
Cost of sales	500.4	486.2	961.5	944.6
Gross profit	259.9	251.4	483.6	485.9
Operating expenses
Selling	35.7	34.5	71.1	67.8
Administrative	113.1	106.7	221.5	209.3
Asset impairment	—	4.9	—	4.9
Amortization	10.1	10.5	20.2	21.2
Operating income	101.0	94.8	170.8	182.7
Other expense, net
Interest expense, net	8.3	8.2	16.6	20.1
Other (income)	(0.7)	(0.1)	(0.5)	(0.5)
Income before income taxes	93.4	86.7	154.7	163.1
Income tax provision	24.4	21.5	40.3	42.0
Net income	$69.0	$65.2	$114.4	$121.1
Other comprehensive (loss) income, net of tax:
Net change on cash flow hedges, net of tax benefit (provision) of $1.4 and $— for the three months ended June 30, 2025 and 2024, respectively, and $3.2 and $(1.7) for the six months ended June 30, 2025 and 2024, respectively	(4.1)	—	(9.4)	4.7
Comprehensive income	$64.9	$65.2	$105.0	$125.8
Earnings per share:
Basic	$2.53	$2.32	$4.17	$4.30
Diluted	$2.52	$2.30	$4.15	$4.27
Weighted average shares outstanding:
Basic	27,323,118	28,174,677	27,420,268	28,173,061
Diluted	27,403,669	28,317,801	27,549,791	28,351,401

Cash dividends declared per share	$0.37	$0.35	$2.44	$2.30

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2025
(in millions, except share and per share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - April 1, 2024	33,658,330	$0.3	$248.7	$694.2	(5,221,772)	$(302.4)	$38.4	$679.2
Net income				65.2				65.2
Issuance of common stock awards to employees	43,864	—	—					—
Surrender of common stock awards					(35,282)	(7.8)		(7.8)
Share-based compensation expense			4.0					4.0
Share-based compensation issued to directors	4,186		0.2					0.2
Dividends declared ($0.35 per share)				(9.8)				(9.8)
Common Stock repurchase					(214,864)	(45.7)		(45.7)
Other comprehensive (loss), net of tax							—	—
BALANCE - June 30, 2024	33,706,380	$0.3	$252.9	$749.6	(5,471,918)	$(355.9)	$38.4	$685.3

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - April 1, 2025	33,766,093	$0.3	$268.4	$853.6	(6,155,694)	$(491.1)	$29.7	$660.9
Net income				69.0				69.0
Issuance of common stock awards to employees	52,437	—	—					—
Surrender of common stock awards					(52,694)	(8.4)		(8.4)
Share-based compensation expense			4.9					4.9
Share-based compensation issued to directors	5,425		0.2					0.2
Issuance of award previously classified as liability awards	11,304		1.9					1.9
Dividends declared ($0.37 per share)				(10.1)				(10.1)
Common stock repurchase, inclusive of excise tax obligation					(300,000)	(49.8)		(49.8)
Other comprehensive (loss), net of tax							(4.1)	(4.1)
BALANCE - June 30, 2025	33,835,259	$0.3	$275.4	$912.5	(6,508,388)	$(549.3)	$25.6	$664.5

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2025
(in millions, except share and per shares amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2024	33,587,701	$0.3	$244.7	$693.8	(5,220,363)	$(302.2)	$33.7	$670.3
Net income				121.1				121.1
Issuance of common stock awards to employees	114,493	—	—					—
Surrender of common stock awards					(36,691)	(8.0)		(8.0)
Share-based compensation expense			7.8					7.8
Share-based compensation issued to directors	4,186		0.4					0.4
Dividends declared ($2.30 per share)				(65.3)				(65.3)
Common stock repurchase					(214,864)	(45.7)		(45.7)
Other comprehensive income, net of tax							4.7	4.7
BALANCE - June 30, 2024	33,706,380	$0.3	$252.9	$749.6	(5,471,918)	$(355.9)	$38.4	$685.3

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2025	33,713,662	$0.3	$261.3	$865.5	(5,955,171)	$(456.8)	$35.0	$705.3
Net income				114.4				114.4
Issuance of common stock awards to employees	89,369	—	—					—
Surrender of common stock awards					(53,217)	(8.4)		(8.4)
Share-based compensation expense			10.3					10.3
Share-based compensation issued to directors	5,425		0.4					0.4
Issuance of awards previously classified as liability awards	26,803		3.4					3.4
Dividends declared ($2.44 per share)				(67.4)				(67.4)
Common stock repurchase, inclusive of excise tax obligation					(500,000)	(84.1)		(84.1)
Other comprehensive (loss), net of tax							(9.4)	(9.4)
BALANCE - June 30, 2025	33,835,259	$0.3	$275.4	$912.5	(6,508,388)	$(549.3)	$25.6	$664.5

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$114.4	$121.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	32.7	28.0
Amortization of operating lease right-of-use assets	17.9	16.3
Amortization of intangibles	20.2	21.2
Amortization of deferred financing costs and debt discount	0.8	0.8
Provision for credit losses	4.0	3.1
Write-off of debt issuance costs	—	1.1
Gain on sale of property and equipment	(0.7)	(1.2)
Non-cash stock compensation	11.2	8.7
Asset impairment	—	4.9
Other, net	(5.6)	(6.8)
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(16.4)	(18.4)
Inventories	3.0	(11.4)
Other assets	13.1	5.1
Accounts payable	4.5	(1.6)
Income taxes receivable/payable	—	(0.6)
Other liabilities	(16.6)	(6.5)
Net cash provided by operating activities	182.5	163.8
Cash flows from investing activities
Purchases of property and equipment	(35.8)	(42.6)
Acquisitions of businesses, net of cash acquired of $— in 2025 and 2024, respectively	(11.3)	(22.7)
Proceeds from sale of property and equipment	1.2	1.8
Settlements with interest rate swap counterparties	6.9	9.0
Other	(4.2)	(0.7)
Net cash used in investing activities	$(43.2)	$(55.2)

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, CONTINUED)
(in millions)

	Six months ended June 30,
	2025	2024
Cash flows from financing activities
Proceeds from Term Loan	$—	$142.9
Payments on Term Loan	(2.5)	(134.2)
Proceeds from vehicle and equipment notes payable	18.1	15.0
Debt issuance costs	—	(1.5)
Principal payments on long-term debt	(14.8)	(15.5)
Principal payments on finance lease obligations	(1.4)	(1.5)
Dividends paid	(67.7)	(65.2)
Acquisition-related obligations	(1.5)	(1.0)
Repurchase of common stock	(83.5)	(45.7)
Surrender of common stock awards by employees	(8.4)	(8.1)
Net cash used in financing activities	(161.7)	(114.8)
Net change in cash and cash equivalents	(22.4)	(6.2)
Cash and cash equivalents at beginning of period	327.6	386.5
Cash and cash equivalents at end of period	$305.2	$380.3
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$20.5	$21.9
Income taxes, net of refunds	36.6	42.7
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$22.9	$23.6
Property and equipment obtained in exchange for finance lease obligations	0.3	1.8
Seller obligations in connection with acquisition of businesses	1.7	2.2
Unpaid purchases of property and equipment included in accounts payable	4.2	2.7
Accrued excise tax on common stock repurchases	0.6	—

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
Our interim operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected in future operating quarters.
Note 2 to the audited consolidated financial statements in our 2024 Form 10-K describes the significant accounting policies and estimates used in preparation of the audited consolidated financial statements. Other than the recently implemented accounting policies described below, there have been no changes to our significant accounting policies during the six months ended June 30, 2025.

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

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
Installation:
Residential new construction	$548.8	72%	$542.4	74%	$1,043.2	72%	$1,045.2	73%
Repair and remodel	43.2	6%	42.5	6%	85.6	6%	82.6	6%
Commercial	123.6	16%	112.4	15%	234.0	16%	225.4	16%
Net revenue, Installation	$715.6	94%	$697.3	95%	$1,362.8	94%	$1,353.2	95%
Other	44.7	6%	40.3	5%	82.3	6%	77.3	5%
Net revenue, as reported	$760.3	100%	$737.6	100%	$1,445.1	100%	$1,430.5	100%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
Installation:
Insulation	$446.5	59%	$447.8	61%	$861.0	60%	$875.7	61%
Shower doors, shelving and mirrors	56.9	7%	53.4	7%	108.0	7%	102.3	7%
Garage doors	44.2	6%	43.2	6%	86.6	6%	85.9	6%
Waterproofing	40.9	5%	34.5	5%	74.9	5%	65.2	5%
Rain gutters	31.9	4%	32.1	4%	58.4	4%	59.5	4%
Fireproofing/firestopping	27.2	4%	22.4	3%	47.7	3%	43.1	3%
Window blinds	20.8	3%	20.2	3%	38.1	3%	37.2	3%
Other building products	47.2	6%	43.7	6%	88.1	6%	84.3	6%
Net revenue, Installation	$715.6	94%	$697.3	95%	$1,362.8	94%	$1,353.2	95%
Other	44.7	6%	40.3	5%	82.3	6%	77.3	5%
Net revenue, as reported	$760.3	100%	$737.6	100%	$1,445.1	100%	$1,430.5	100%
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
Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in millions):

	June 30, 2025	December 31, 2024
Contract assets	$33.5	$33.2
Contract liabilities	(19.2)	(19.7)
Uncompleted contracts were as follows (in millions):

	June 30, 2025	December 31, 2024
Costs incurred on uncompleted contracts	$215.1	$248.4
Estimated earnings	133.4	128.5
Total	348.5	376.9
Less: Billings to date	324.5	352.9
Net under billings	$24.0	$24.0
Net under billings were as follows (in millions):

	June 30, 2025	December 31, 2024
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$33.5	$33.2
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(9.5)	(9.2)
Net under billings	$24.0	$24.0
The difference between contract assets and contract liabilities as of June 30, 2025 compared to December 31, 2024 is primarily the result of timing differences between our performance of obligations under contracts and customer payments and billings. During the three and six months ended June 30, 2025, we recognized $1.6 million and $18.3 million of revenue that was included in the contract liability balance at December 31, 2024. We did not recognize any impairment losses on our contract assets during the three and six months ended June 30, 2025 or 2024.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $161.4 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.
NOTE 4 - CREDIT LOSSES
Our expected loss allowance methodology for accounts receivable is developed using historical experience, present economic conditions and other factors management considers relevant to estimate expected credit losses. We also perform ongoing evaluations of creditworthiness of our existing and potential customers.
Changes in our allowance for credit losses were as follows (in millions):

Balance as of January 1, 2025	$10.7
Current period provision	4.0
Recoveries collected and additions	0.3
Amounts written off	(2.6)
Balance as of June 30, 2025	$12.4
NOTE 5 - CASH AND CASH EQUIVALENTS
Cash and cash equivalents include money market funds which are highly liquid instruments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase. These money market funds amounted to approximately $252.9 million and $296.7 million as of June 30, 2025 and December 31, 2024, respectively. See Note 9, Fair Value Measurements, for additional information.
NOTE 6 - GOODWILL AND INTANGIBLES
Goodwill
The change in carrying amount of goodwill by reporting segment was as follows (in millions):

	Installation	Other	Consolidated
Goodwill (gross) - January 1, 2025	$401.9	$100.7	$502.6
Business combinations	3.6	—	3.6
Other adjustments	0.7	—	0.7
Goodwill (gross) - June 30, 2025	406.2	100.7	506.9
Accumulated impairment losses	(70.0)	—	(70.0)
Goodwill (net) - June 30, 2025	$336.2	$100.7	$436.9
We test goodwill for impairment annually during the fourth quarter of our fiscal year or earlier if there is an impairment indicator. The accumulated impairment losses included within the above table were all associated with the Installation segment and substantially all of the impairment losses were recorded prior to the year ended December 31, 2010.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangibles, net
The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in millions):

	As of June 30,			As of December 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$392.6	$221.6	$171.0	$386.4	$207.6	$178.8
Covenants not-to-compete	35.1	28.9	6.2	34.6	27.1	7.5
Trademarks and tradenames	141.7	59.7	82.0	139.5	55.3	84.2
Backlog	22.2	21.7	0.5	21.6	21.6	—
Total intangibles	$591.6	$331.9	$259.7	$582.1	$311.6	$270.5
The gross carrying amount of intangibles increased $9.5 million during the six months ended June 30, 2025 primarily due to business combinations. For more information on business combinations, see Note 17, Business Combinations.
Remaining estimated aggregate annual amortization expense is as follows (amounts, in millions, are for the fiscal year ended):

Remainder of 2025	$19.8
2026	36.1
2027	31.6
2028	28.2
2029	25.4
Thereafter	118.6
NOTE 7 - LONG-TERM DEBT
Long-term debt consisted of the following (in millions):

	As of June 30,	As of December 31,
	2025	2024
Senior Notes due 2028, net of unamortized debt issuance costs of $1.5 and $1.8, respectively	$298.5	$298.2
Term loan, net of unamortized debt issuance costs of $3.4 and $3.7, respectively	490.3	492.5
Vehicle and equipment notes, maturing through June 2030; payable in various monthly installments, including interest rates ranging from 1.9% to 7.3%	86.1	82.3
Various notes payable, maturing through July 2027; payable in various annual installments, including interest rates at 5.0%	1.2	1.8
	876.1	874.8
Less: current maturities	(33.3)	(32.4)
Long-term debt, less current maturities	$842.8	$842.4

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Remaining required repayments of debt principal, gross of unamortized debt issuance costs, as of June 30, 2025 are as follows (in millions):

Remainder of 2025	$17.3
2026	31.5
2027	27.1
2028	319.9
2029	12.5
Thereafter	472.7
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
The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets (in millions):

		As of June 30,	As of December 31,
	Classification	2025	2024
Assets
Non-Current
Operating	Operating lease right-of-use assets	$100.4	$95.6
Finance	Property and equipment, net	6.7	7.9
Total lease assets		$107.1	$103.5
Liabilities
Current
Operating	Current maturities of operating lease obligations	$36.1	$34.3
Financing	Current maturities of finance lease obligations	2.8	2.8
Non-Current
Operating	Operating lease obligations	64.2	61.0
Financing	Finance lease obligations	4.2	5.4
Total lease liabilities		$107.3	$103.5

Weighted-average remaining lease term:
Operating leases		3.6 years	3.6 years
Finance leases		2.7 years	3.0 years
Weighted-average discount rate:
Operating leases		5.67%	5.68%
Finance leases		7.94%	7.74%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Lease Costs
The table below presents certain information related to the lease costs for finance and operating leases (in millions):

		Three months ended June 30,		Six months ended June 30,
	Classification	2025	2024	2025	2024
Operating lease cost(1)	Administrative	$12.5	$10.8	$24.8	$21.1
Finance lease cost:
Amortization of leased assets(2)	Cost of sales	0.9	1.0	1.9	2.0
Interest on finance lease obligations	Interest expense, net	0.1	0.1	0.3	0.3
Total lease costs		$13.5	$11.9	$27.0	$23.4
(1)Includes variable lease costs of $1.7 million and $1.3 million for the three months ended June 30, 2025 and 2024, respectively, $3.3 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively, short-term lease costs of $0.3 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, and $0.8 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively.
(2)Includes variable lease costs of $0.2 million for each of the three months ended June 30, 2025 and 2024, respectively, and $0.4 million for each of the six months ended June 30, 2025 and 2024, respectively.
Other Information
The table below presents supplemental cash flow information related to leases (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10.4	$8.9	$20.6	$17.3
Operating cash flows for finance leases	0.1	0.1	0.3	0.3
Financing cash flows for finance leases	0.7	0.7	1.4	1.5
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Condensed Consolidated Balance Sheets as of June 30, 2025 (in millions):

	Finance Leases	Operating Leases
		Related Party	Other	Total Operating
Remainder of 2025	$1.7	$0.5	$20.8	$21.3
2026	3.0	0.5	35.5	36.0
2027	2.1	0.1	23.7	23.8
2028	0.9	—	14.3	14.3
2029	0.1	—	8.5	8.5
Thereafter	0.0	—	6.9	6.9
Total minimum lease payments	7.8	$1.1	$109.7	110.8
Less: Amounts representing interest	(0.8)			(10.5)
Present value of future minimum lease payments	7.0			100.3
Less: Current obligation under leases	(2.8)			(36.1)
Long-term lease obligations	$4.2			$64.2

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
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During the three and six months ended June 30, 2025, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis. Certain long-lived assets were impaired based on estimated future cash flows due to the wind down of a single branch during the three and six months ended June 30, 2024.
The table below presents asset impairment information related to long-lived assets during the three and six months ended June 30, 2024 (in millions):

Property and equipment assets impairment	$0.2
Right-of-use assets impairment	0.1
Intangible assets impairment	4.6
Total asset impairments	$4.9
Estimated Fair Value of Financial Instruments
Accounts receivable, accounts payable and accrued liabilities as of June 30, 2025 and December 31, 2024 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of certain long-term debt, including the Term Loan and ABL Revolver as of June 30, 2025 and December 31, 2024, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of our operating lease right-of-use assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of June 30, 2025 and December 31, 2024. All debt classifications represent Level 2 fair value measurements. Derivative financial instruments are measured at fair value based on observable market information and appropriate valuation methods.
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

The fair values of financial assets and liabilities that are recorded at fair value in the Condensed Consolidated Balance Sheets and not described above were as follows (in millions):

	As of June 30, 2025				As of December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds	$252.9	$252.9	$—	$—	$296.7	$296.7	$—	$—
Derivative financial instruments	8.4	—	8.4	—	22.3	—	22.3	—
Total financial assets	$261.3	$252.9	$8.4	$—	$319.0	$296.7	$22.3	$—
Financial liabilities:
Contingent consideration	$0.2	$—	$—	$0.2	$0.6	$—	$—	$0.6

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

See Note 5, Cash and Cash Equivalents, for more information on money market funds included in the table above. Also see Note 11, Derivatives and Hedging Activities, for more information on derivative financial instruments.
The change in fair value of the contingent consideration (a Level 3 input) was as follows (in millions):

Contingent consideration liability - January 1, 2025	$0.6
Accretion in value	0.0
Amounts paid to sellers	(0.4)
Contingent consideration liability - June 30, 2025	$0.2
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

	As of June 30, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes(1)	$300.0	$299.8	$300.0	$295.0
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
The key metrics used by our CODM to assess performance, review results and allocate resources of our operating segments are revenue and segment gross profit. Our CODM reviews segment gross profit for each of our segments separately and uses this metric to guide operating decisions and business strategy. We define segment gross profit as revenue less cost of sales, excluding depreciation and amortization. We do not report depreciation and amortization expenses included in reported cost of sales, operating expenses or other expense, net, or total assets by segment because our CODM does not regularly receive or use

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

this information. The following tables represent our segment information for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three months ended June 30,		Six months ended June 30,
Installation Segment	2025	2024	2025	2024
Revenue	$715.6	$697.3	$1,362.8	$1,353.2
Cost of sales (1)	450.1	443.1	867.8	862.4
Segment gross profit	$265.5	$254.2	$495.0	$490.8
Segment gross profit percentage	37.1%	36.5%	36.3%	36.3%
(1)Cost of sales included in the Installation segment gross profit is exclusive of depreciation and amortization for the three and six months ended June 30, 2025 and 2024.
The reconciliation of Installation revenue and segment gross profit for each period as shown in the table above to consolidated net revenue and income before income taxes is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Reconciliation of revenue:
Installation segment revenue	$715.6	$697.3	$1,362.8	$1,353.2
Other revenue (1)	56.7	44.0	100.6	84.3
Elimination of inter-segment revenue	(12.0)	(3.7)	(18.3)	(7.0)
Total consolidated net revenue	$760.3	$737.6	$1,445.1	$1,430.5
Reconciliation of segment gross profit:
Installation segment gross profit	$265.5	$254.2	$495.0	$490.8
Other gross profit (1)	13.0	11.5	24.3	23.3
Elimination of inter-segment gross profit	(3.4)	(0.9)	(5.3)	(1.9)
Less:
Depreciation and amortization	15.2	13.4	30.4	26.3
Total consolidated gross profit, as reported	259.9	251.4	483.6	485.9
Operating expenses	158.9	156.6	312.8	303.2
Operating income	101.0	94.8	170.8	182.7
Other expense, net	7.6	8.1	16.1	19.6
Income before income taxes	$93.4	$86.7	$154.7	$163.1
(1)Other revenue and other gross profit include the remaining two operating segments, Distribution and Manufacturing before inter-segment eliminations. These operating segments are each below the quantitative thresholds for being reported as a reportable segment for the three and six months ended June 30, 2025 and 2024.
NOTE 11 - DERIVATIVES AND HEDGING ACTIVITIES
Cash Flow Hedges of Interest Rate Risk
Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the six months ended June 30, 2025, we used interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of June 30, 2025, we have not posted any collateral related to these agreements.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2025 and December 31, 2024, we had the following interest rate swap derivatives (notional amounts in millions):

Effective Date	Notional Amount	Fixed Rate	Maturity Date
April 28, 2023	$200.0	0.46%	December 31, 2025
April 28, 2023	100.0	1.32%	December 31, 2025
April 28, 2023	100.0	1.32%	December 31, 2025
December 31, 2025	300.0	3.06%	December 14, 2028
December 31, 2025	100.0	2.93%	December 14, 2028
As of June 30, 2025, our two forward interest rate swaps, combined with our three active swaps, serve to hedge $400.0 million of the variable cash flows on our variable rate Term Loan through December 14, 2028. The assets associated with these interest rate swaps are included in other current assets and other non-current assets on the Condensed Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.
In July 2022, we amended the maturity date of each of our three active interest rate swaps to December 31, 2025 with other terms remaining unchanged. The remaining unrealized gains will be amortized as a decrease to interest expense, net through the original maturity dates of April 15, 2030 and December 15, 2028. For each of the three months ended June 30, 2025 and 2024, we amortized $1.8 million, respectively, and for each of the six months ended June 30, 2025 and 2024, we amortized $3.5 million, respectively, of the remaining unrealized gains as a decrease to interest expense, net. During the three months ended June 30, 2025 and 2024, we amortized $0.2 million and $1.0 million, respectively, and during the six months ended June 30, 2025 and 2024, we amortized $1.2 million and $2.1 million, respectively, of the remaining unrealized losses associated with the August 2020 terminated swaps as an increase to interest expense, net.
The amended swaps included off-market terms at inception. This other-than-insignificant financing element will be amortized as an increase to interest expense, net through the December 31, 2025 maturity date of the amended swaps. For each of the three months ended June 30, 2025 and 2024, we amortized $1.8 million, respectively, and for each of the six months ended June 30, 2025 and 2024, we amortized $3.7 million, respectively, of the financing element as an increase to interest expense, net. Future net cash settlements with interest rate counterparties are recognized through cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows due to the other-than-insignificant financing element.
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in other comprehensive (loss) income, net of tax on the Condensed Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We had no such changes during the six months ended June 30, 2025 and 2024.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt, and as our terminated and amended swaps are amortized. Over the next twelve months, we estimate that an additional $10.7 million will be reclassified as a decrease to interest expense, net.
The following table summarizes amounts recorded to interest expense, net included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to our interest rate swaps (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(Benefit) associated with swap net settlements	$(3.5)	$(4.5)	$(6.9)	$(9.0)
Expense associated with amortization of amended/terminated swaps	0.2	1.1	1.3	2.2

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 - STOCKHOLDERS’ EQUITY
Accumulated other comprehensive income
The change in accumulated other comprehensive income related to our interest rate derivatives, net of taxes, was as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Accumulated gain at beginning of period	$29.7	$38.4	$35.0	$33.7
Unrealized (loss) gain in fair value of interest rate derivatives	(4.3)	(0.8)	(10.4)	3.1
Reclassifications of realized net losses to earnings	0.2	0.8	1.0	1.6
Accumulated gain at end of period	$25.6	$38.4	$25.6	$38.4
The reclassifications of realized net losses to earnings in the above table are recorded within interest expense, net.
Share repurchases
During the three months ended June 30, 2025, we repurchased 300 thousand shares of our common stock with an aggregate price of approximately $49.2 million, or $163.86 price per share. Repurchases during the six months ended June 30, 2025 amounted to 500 thousand shares of our common stock with an aggregate price of approximately $83.5 million, or $166.90 average price per share. The effect of these treasury shares in reducing the number of common shares outstanding is reflected in our earnings per share calculation. During the three and six months ended June 30, 2024, we repurchased approximately 215 thousand shares of common stock with an aggregate price of approximately $45.7 million, or $212.83 average price per share.
On February 27, 2025, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $500.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2026.
Dividends
During the six months ended June 30, 2025, we declared and paid the following cash dividends (amount declared and amount paid in millions):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/27/2025	3/14/2025	3/31/2025	$1.70	$47.1	$46.7
2/27/2025	3/14/2025	3/31/2025	0.37	10.2	10.1
5/8/2025	6/15/2025	6/30/2025	0.37	10.1	10.1
During the six months ended June 30, 2024, we declared and paid the following cash dividends (amount declared and amount paid in millions):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/22/2024	3/15/2024	3/31/2024	$1.60	$45.5	$45.1
2/22/2024	3/15/2024	3/31/2024	0.35	10.0	9.8
5/9/2024	6/15/2024	6/30/2024	0.35	9.8	9.8
The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of restricted stock awards and performance share awards, which accrue dividend equivalent rights that are paid when the award vests. During the six months ended June 30, 2025 and 2024, we also paid $0.8 million and $0.5 million, respectively, in accrued dividends not included in the table above related to the vesting of these awards. The payment of future dividends will be at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, results of operations, contractual restrictions, legal requirements, and other factors deemed relevant by our board of directors.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 - EMPLOYEE BENEFITS
Healthcare
We participate in multiple healthcare plans, the largest of which is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. Our healthcare benefit expense (net of employee contributions) was $8.8 million and $8.7 million for the three months ended June 30, 2025 and 2024, respectively, and $16.7 million and $17.0 million for the six months ended June 30, 2025 and 2024, respectively. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $5.3 million and $4.8 million as of June 30, 2025 and December 31, 2024, respectively.
Workers’ Compensation
Workers’ compensation expense totaled $5.4 million and $2.9 million for the three months ended June 30, 2025 and 2024, respectively, and $11.8 million and $8.7 million for the six months ended June 30, 2025 and 2024, respectively.
Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30, 2025	December 31, 2024
Included in other current liabilities	$10.1	$9.2
Included in other long-term liabilities	19.7	18.5
	$29.8	$27.7
We also had an insurance receivable for claims that exceeded the stop loss limit under our self-insured policies as well as claims under our fully insured policies included on the Condensed Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in millions):

	June 30, 2025	December 31, 2024
Included in other non-current assets	$4.6	$4.4
Retirement Plans
We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. We recognized 401(k) plan expenses of $0.9 million during each of the three months ended June 30, 2025 and 2024, respectively, and $2.0 million and $1.9 million for the six months ended June 30, 2025 and 2024, respectively. These expenses are included in administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
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
Share-Based Compensation
Common Stock Awards
We periodically grant shares of our common stock to non-employee members of our board of directors and our employees. We granted approximately five thousand and four thousand shares during the three and six months ended June 30, 2025 and 2024, respectively, under our 2023 Omnibus Incentive Plan to non-employee members of our board of directors.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In addition, we granted approximately 56 thousand and 74 thousand shares of our common stock to employees during the three and six months ended June 30, 2025, respectively, and 30 thousand shares of our common stock to employees during the three and six months ended June 30, 2024.
Employees – Performance-Based Stock Awards
During the six months ended June 30, 2025, we issued approximately 34 thousand shares of our common stock to certain officers, which vest in two equal installments on each of April 20, 2026 and April 20, 2027. In addition, during the six months ended June 30, 2025, we established, and our board of directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2026 contingent upon achievement of these targets.
In addition, there are long-term performance-based restricted stock awards to be issued to certain employees annually through the 2029 performance period contingent upon achievement of certain performance targets. These awards are accounted for as liability-based awards since they represent a predominantly-fixed monetary amount that will be settled with a variable number of common shares annually. These awards will vest in 2030 if achieved. During the six months ended June 30, 2025 and 2024, we issued approximately 11 thousand and four thousand shares of our common stock, respectively, which both vested in the second quarter of 2025.
Employees – Performance-Based Restricted Stock Units
During 2024, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards which were issued to certain employees in 2025 based upon achievement of a performance target. In addition, during the six months ended June 30, 2025, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2026 based upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares.
Share-Based Compensation Summary
Amounts and changes for each category of equity-based award were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Grant Date Fair Value Per Share	Awards	Weighted Average Grant Date Fair Value Per Share	Units	Weighted Average Grant Date Fair Value Per Share
Nonvested awards/units at December 31, 2024	105,957	$156.41	131,134	$133.04	7,861	$242.85
Granted	79,997	169.89	46,556	170.99	11,495	170.37
Vested	(85,765)	150.20	(63,985)	106.50	(7,707)	242.85
Forfeited/Cancelled	(374)	172.25	—	—	(316)	205.69
Nonvested awards/units at June 30, 2025	99,815	$172.49	113,705	$163.50	11,333	$170.37

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the share-based compensation expense recognized by award type (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Common Stock Awards	$2.6	$1.8	$5.6	$3.0
Non-Employee Common Stock Awards	0.2	0.2	0.4	0.4
Performance-Based Stock Awards	1.9	1.8	3.8	3.6
Liability Performance-Based Stock Awards	0.2	0.4	0.5	0.8
Performance-Based Restricted Stock Units	0.4	0.5	0.9	0.9
	$5.3	$4.7	$11.2	$8.7
We recorded the following stock compensation expense by income statement category (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of sales	$0.2	$0.3	$0.5	$0.6
Selling	0.2	0.2	0.3	0.2
Administrative	4.9	4.2	10.4	7.9
	$5.3	$4.7	$11.2	$8.7
Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represent all stock compensation earned by our installation and sales employees, respectively.
Unrecognized share-based compensation expense related to unvested awards was as follows (in millions):

	As of June 30, 2025
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Common Stock Awards	$13.5	2.1 years
Performance-Based Stock Awards	11.1	1.9 years
Performance-Based Restricted Stock Units	1.4	0.8 years
Total unrecognized compensation expense related to unvested awards	$26.0
Total unrecognized compensation expense is subject to future adjustments for forfeitures. This expense is expected to be recognized over the remaining weighted-average period shown above on a straight-line basis except for the Performance-Based Stock Awards which uses the graded-vesting method. Shares forfeited are returned as treasury shares and available for future issuances.
During the six months ended June 30, 2025 and 2024, our employees surrendered approximately 53 thousand and 36 thousand shares of our common stock, respectively, to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2023 and 2014 Omnibus Incentive Plans.
As of June 30, 2025, approximately 1.7 million of the 2.1 million shares of common stock authorized for issuance were available for issuance under the 2023 Omnibus Incentive Plan. The remaining shares available for issuance under the 2014 Plan are subject to outstanding awards and will become available for issuance under the 2023 Plan if such outstanding awards under the 2014 Plan are forfeited.
NOTE 14 - INCOME TAXES
Our provision for income taxes as a percentage of pretax earnings is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three and six months ended June 30, 2025, our effective tax rate was 26.1% and 26.0%, respectively. These rates for the three and six months ended June 30, 2025 were impacted unfavorably by certain expenses not being deductible for income tax reporting purposes. During the three and six months ended June 30, 2024, our effective tax rate was 24.8% and 25.7%, respectively. These rates for the three and six months ended June 30, 2024 were impacted favorably by excess windfall benefits on restricted stock awards, partially offset by certain expenses not being deductible for income tax reporting purposes.
In July 2025, the One Big Beautiful Bill Act (the "OBBB Act") was enacted in the United States. The OBBB Act made permanent certain key provisions from the 2017 Tax Cuts and Jobs Act, with other provisions becoming effective through 2027. We are currently evaluating the impacts of the OBBB Act on our consolidated financial statements as a result of its enactment.
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
The amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sales	$6.4	$6.6	$11.3	$11.6
Purchases	1.0	0.6	1.7	1.2
Rent	0.3	0.2	0.6	0.5
We had related party balances of approximately $1.7 million and $1.2 million included in accounts receivable on our Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively. These balances primarily represented trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, Chief Executive Officer and President serves on our board of directors, accounted for $1.7 million and $1.1 million of the related party accounts receivable balances as of June 30, 2025 and December 31, 2024, respectively. Additionally, M/I Homes, Inc. accounted for a significant portion of our related party sales during the three and six months ended June 30, 2025 and 2024.
NOTE 16 - COMMITMENTS AND CONTINGENCIES
Accrued General Liability and Auto Insurance
Accrued general liability and auto insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30, 2025	December 31, 2024
Included in other current liabilities	$10.5	$9.2
Included in other long-term liabilities	25.5	22.8
	$36.0	$32.0

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We also had insurance receivables and indemnification assets included on the Condensed Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above. The amounts were as follows (in millions):

	June 30, 2025	December 31, 2024
Insurance receivables and indemnification assets for claims under fully insured policies	$3.9	$2.6
Insurance receivables for claims that exceeded the stop loss limit	0.6	0.2
Total insurance receivables and indemnification assets included in other non-current assets	$4.5	$2.8
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
We have an agreement with one of our suppliers to purchase a portion of the materials we utilize in our business with variable pricing . This agreement is effective March 31, 2023 through May 15, 2026 with a purchase obligation of 12.0 million pounds for the period ending May 15, 2024, 14.4 million pounds for the period ending May 15, 2025 and 17.3 million pounds for the period ending March 31, 2026. During the six months ended June 30, 2025, we entered into an amendment which reduced our 17.3 million pounds commitment to 12.3 million pounds and amended the period commitment to May 15, 2026. Through June 30, 2025, we satisfied the agreement for the period ending May 15, 2025 and purchased approximately 1.4 million pounds of materials under the agreement for the period ending May 15, 2026.
We also have a contract to purchase various products with fixed rate pricing with a supplier to purchase a portion of the materials we employ in our business. The agreement is effective January 1, 2025 through December 31, 2027 with a purchase obligation of 8.0 million pounds for each of the periods ending December 31, 2025, 2026 and 2027, and a total minimum commitment of $10.8 million. During the six months ended June 30, 2025, we purchased approximately 5.1 million pounds of materials under this agreement for the period ending December 31, 2025.
During the six months ended June 30, 2025, we entered into a purchase agreement with one of our suppliers to purchase certain products we utilize in our business. This agreement includes variable pricing terms and is effective July 1, 2025 with a volume commitment of 40.6 million pounds for the remainder of 2025. The volume commitment increases to 89.1 million pounds in 2026 and is subject to adjustments in future periods beyond 2026, conditional upon certain contingencies, for a period of five years.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 - BUSINESS COMBINATIONS
As part of our ongoing strategy to expand geographically and increase market share in certain markets, as well as diversify our products and end markets, we completed two business combinations and two insignificant bolt-on acquisitions merged into an existing operation during the six months ended June 30, 2025 and five business combinations and one insignificant bolt-on acquisition merged into an existing operation during the six months ended June 30, 2024.
Below is a summary of acquisitions in aggregate by year, including revenue and net income since date of acquisition shown for the year of acquisition. Net income includes amortization and taxes when appropriate.
For the three and six months ended June 30, 2025 (in millions):

						Three months ended June 30, 2025		Six months ended June 30, 2025
2025 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income	Revenue	Net Income
Other	Various	Asset	$11.3	$0.6	$11.9	$1.7	$0.1	$1.9	$0.1
For the three and six months ended June 30, 2024 (in millions):

						Three months ended June 30, 2024		Six months ended June 30, 2024
2024 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income	Revenue	Net Income
Other	Various	Asset	$22.7	$2.2	$24.9	$4.8	$0.3	$5.2	$0.3
Acquisition-related costs recorded within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to $0.5 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and $1.0 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively.
The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed (including the identifiable intangible assets). We expect to deduct approximately $4.3 million of goodwill for tax purposes as a result of 2025 acquisitions.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Purchase Price Allocations
The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in millions):

	Six months ended June 30, 2025	Six months ended June 30, 2024
	Other	Other
Estimated fair values:
Accounts receivable	$—	$1.0
Inventories	0.3	1.5
Other current assets	0.0	—
Property and equipment	0.9	2.3
Operating lease right-of-use asset	0.2	0.2
Intangibles	7.1	13.6
Goodwill	3.6	7.2
Other non-current assets	0.0	0.2
Accounts payable and other current liabilities	—	(1.0)
Other long-term liabilities	(0.2)	(0.1)
Fair value of assets acquired and purchase price	11.9	24.9
Less seller obligations	0.6	2.2
Cash paid	$11.3	$22.7
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
Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Any acquisition acquired after June 30, 2024 is deemed to be within the measurement period and its purchase price considered preliminary.
Goodwill and intangibles per the above table may not agree to the total gross increase of these assets as shown in Note 6, Goodwill and Intangibles, during each of the six months ended June 30, 2025 and 2024 due to adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as intangible impairment charges and other immaterial intangible assets added during the ordinary course of business. One immaterial acquisition had its respective goodwill assigned to Other during the six months ended June 30, 2024. All other acquisitions during the six months ended June 30, 2025 and 2024 had their respective goodwill assigned to our Installation operating segment.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Estimates of acquired intangible assets related to the acquisitions are as follows (in millions):

	For the six months ended June 30,
	2025		2024
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$4.8	12	$9.4	12
Trademarks and tradenames	1.7	15	3.3	15
Non-competition agreements	0.3	5	0.9	5
Backlog	0.3	1	—	0
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

	Unaudited pro forma for the three months ended June 30,		Unaudited pro forma for the six months ended June 30,
	2025	2024	2025	2024
Net revenue	$760.5	$762.6	$1,447.1	$1,481.9
Net income	69.0	67.2	114.4	125.0
Basic net income per share	2.52	2.39	4.17	4.44
Diluted net income per share	2.52	2.37	4.15	4.41
Unaudited pro forma net income reflects additional intangible asset amortization expense of approximately $31 thousand and $1.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.2 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively, as well as additional income tax (benefit) expense of approximately $(11) thousand and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, and $(16) thousand and $1.3 million for the six months ended June 30, 2025 and 2024, respectively, that would have been recorded had the 2025 acquisitions taken place on January 1, 2024 and the 2024 acquisitions taken place on January 1, 2023.
NOTE 18 - INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.
Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method was approximately 81 thousand and 130 thousand shares for the three and six months ended June 30, 2025, respectively, and 143 thousand and 178 thousand shares for the three and six months ended June 30, 2024, respectively. Approximately 17 thousand shares of potential common stock were not included in the calculation of diluted net income per common share for the three and six months ended June 30, 2025 because the effect would have been anti-dilutive. Such shares were not material for the three and six months ended June 30, 2024.
NOTE 19 - SUBSEQUENT EVENTS
We announced on August 7, 2025 that our board of directors declared a quarterly dividend, payable on September 30, 2025 to stockholders of record on September 15, 2025, at a rate of 37 cents per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, as well as our 2024 Form 10-K.
OVERVIEW
We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products throughout the United States, including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving, mirrors and other products. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects in all 48 continental states and the District of Columbia from our national network of over 250 branch locations. During the three months ended June 30, 2025, 94% of our net revenue came from the service-based installation of these products across all of our end markets which forms our Installation operating segment and single reportable segment. In addition, three regional distribution operations serve the Midwest, Mountain West, Northeast and Mid-Atlantic regions of the United States, and we operate a cellulose insulation manufacturing facility. We believe our business is well positioned to continue to profitably grow over the long-term due to our strong balance sheet, liquidity and our continuing acquisition strategy.
A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, inflation, consumer confidence, employment rates, housing inventory levels and affordability, foreclosure rates, the health of the economy and availability of mortgage financing.
2025 Second Quarter Highlights
Net revenue increased 3.1%, or $22.7 million to $760.3 million, while gross profit increased 3.4% to $259.9 million during the three months ended June 30, 2025 compared to 2024. The increase in net revenue was primarily due to the 10.0% increase in commercial end market sales growth and the contribution of our recent acquisitions, partially offset by a decline in Installation job volume. In addition, we achieved a 2.6% increase in revenue within the residential single-family new construction end market, our largest customer base. The increase in gross profit was primarily driven by selling price and product mix improvements and improved labor costs. Specifically, gross profit outpaced sales growth due to higher selling prices compared to the prior year as we continued to prioritize profitability over sales volume. Certain net revenue and industry metrics we use to monitor our operations are discussed in the "Key Measures of Performance" section below, and further details regarding results of our various end markets are discussed further in the "Net Revenue, Cost of Sales and Gross Profit" section below.
As of June 30, 2025, we had $305.2 million of cash and cash equivalents and we have not drawn on our revolving line of credit. This strong liquidity position allowed us to return capital to shareholders by increasing our regular quarterly dividend 6% over the second quarter of 2024 to $0.37 per share, or $10.1 million in the aggregate. Additionally, we repurchased $49.2 million of our outstanding common stock during the three months ended June 30, 2025 for a total capital return to shareholders of $59.3 million.
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

The following table shows key measures of performance we utilize to evaluate our results:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Period-over-period Growth
Consolidated Sales Growth	3.1%	6.6%	1.0%	5.9%
Consolidated Same Branch Sales Growth (1)	0.7%	4.8%	(1.7)%	3.9%

Installation
Sales Growth (2)	2.6%	7.0%	0.7%	6.2%
Same Branch Sales Growth (1)(2)	0.6%	5.2%	(1.5)%	4.2%
Single-Family Sales Growth (3)	2.6%	10.4%	0.9%	7.1%
Single-Family Same Branch Sales Growth (1)(3)	(0.4)%	7.9%	(2.3)%	4.7%
Multi-Family Sales Growth (4)	(3.9)%	6.2%	(4.0)%	9.6%
Multi-Family Same Branch Sales Growth (1)(4)	(4.0)%	5.2%	(4.5)%	8.8%
Residential Sales Growth (5)	1.2%	9.4%	(0.2)%	7.7%
Residential Same Branch Sales Growth (1)(5)	(1.1)%	7.3%	(2.8)%	5.6%
Commercial Sales Growth (6)	10.0%	(4.1)%	3.8%	(0.7)%
Commercial Same Branch Sales Growth (1)(6)	9.3%	(5.3)%	3.3%	(3.1)%

Other
Sales Growth (7)	28.7%	4.3%	19.3%	4.2%
Same Branch Sales Growth (1)(7)	20.2%	2.4%	8.6%	3.2%

Same Branch Sales Growth - Installation (8)
Volume Growth (1)(9)	(1.1)%	(1.4)%	(3.3)%	(1.4)%
Price/Mix Growth (1)(10)	0.8%	6.4%	1.1%	5.1%

U.S. Housing Market (11)
Total Completions Growth	(13.1)%	12.6%	(6.5)%	9.1%
Single-Family Completions Growth	(9.8)%	8.6%	(3.4)%	1.8%
Multi-Family Completions Growth	(19.7)%	20.7%	(12.2)%	24.4%

(1)	Same-branch basis represents period-over-period change in sales for branch locations owned greater than 12 months as of each financial statement date.
(2)	Calculated based on period-over-period change in sales of all end markets for our Installation segment.
(3)	Calculated based on period-over-period change in sales in the single-family subset of the residential new construction end market for our Installation segment.
(4)	Calculated based on period-over-period change in sales in the multi-family subset of the residential new construction end market for our Installation segment.
(5)	Calculated based on period-over-period change in sales in the residential new construction end market for our Installation segment.
(6)	Calculated based on period-over-period change in sales in the total commercial end market for our Installation segment. Our commercial end market consists of heavy and light commercial projects.
(7)	Calculated based on period-over-period gross sales change, including intercompany transactions, in our Other category which consists of our Manufacturing and Distribution operating segments.
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

(11)	U.S. Census Bureau data, as revised.

Net Revenue, Cost of Sales and Gross Profit
The components of gross profit were as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
	2025	Change	2024	2025	Change	2024
Net revenue	$760.3	3.1%	$737.6	$1,445.1	1.0%	$1,430.5
Cost of sales	500.4	2.9%	486.2	961.5	1.8%	944.6
Gross profit	$259.9	3.4%	$251.4	$483.6	(0.5)%	$485.9
Gross profit percentage	34.2%		34.1%	33.5%		34.0%
Net revenue increased during the three months ended June 30, 2025 over the same period in 2024 due to both organic growth and contributions from our recent acquisitions. Same branch sales from our single-family end market declined 0.4% while same branch sales from our multi-family end market remained resilient with a decrease of only 4.0%, far outpacing the 19.7% decline in national multi-family completions. These markets combined for a residential same branch sales decline of 1.1% for the three months ended June 30, 2025 over the same period in 2024, driven primarily by a 1.1% same branch sales volume decline and selling price and product mix growth of 0.8%. Conversely, our commercial end market grew 9.3% on a same branch basis for the three months ended June 30, 2025 over the same period in 2024, resulting in a 0.6% increase in total same branch sales for the three months ended June 30, 2025 over the same period in 2024. Lastly, sales within our Distribution and Manufacturing businesses, including intercompany sales, increased 28.7% during the three months ended June 30, 2025 which aligns with our strategy to enhance our procurement efforts through vertical integration in select product and end markets.
During the six months ended June 30, 2025, net revenue increased 1.0% over the same period in 2024 due to contributions from our recent acquisitions and sales growth from our commercial end market.
During the three months ended June 30, 2025, gross profit increased as a percentage of net revenue primarily due to labor efficiency gains, partially offset by additional vehicle depreciation expense. Gross profit decreased during the six months ended June 30, 2025 compared to the same period in 2024 primarily due to higher material and vehicle costs. We will continue to work with our suppliers to lessen the impact on our margins and with our customers to offset further cost increases through selling price adjustments.
Operating Expenses
Operating expenses were as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
	2025	Change	2024	2025	Change	2024
Selling	$35.7	3.5%	$34.5	$71.1	4.9%	$67.8
Percentage of total net revenue	4.7%		4.7%	4.9%		4.7%
Administrative	$113.1	6.0%	$106.7	$221.5	5.8%	$209.3
Percentage of total net revenue	14.9%		14.5%	15.3%		14.6%
Asset impairment	$—	—%	$4.9	$—	—%	$4.9
Percentage of total net revenue	—%		0.7%	—%		0.3%
Amortization	$10.1	(3.8)%	$10.5	$20.2	(4.7)%	$21.2
Percentage of total net revenue	1.3%		1.4%	1.4%		1.5%
Selling
The dollar increase in selling expenses for the three and six months ended June 30, 2025 compared to 2024 was primarily driven by an increase in selling compensation and increased credit loss expense on higher revenues. Selling expense as a percentage of sales increased during the six months ended June 30, 2025 compared to 2024 due to higher compensation expense.
Administrative
The dollar increase in administrative expenses for the three and six months ended June 30, 2025 compared to 2024 was primarily due to an increase in compensation, which was attributable to both acquisitions and wage inflation. Also, facility costs increased due to inflationary pressures and acquisitions factored into the overall increase in administrative operating expenses.

Administrative expenses increased as a percentage of sales for the three and six months ended June 30, 2025 compared to 2024 primarily due to wage inflationary pressures.
Amortization
Amortization expense for the three and six months ended June 30, 2025 compared to 2024 decreased primarily due to the acquisition of fewer finite-lived intangible assets.
Other Expense, Net
Other expense, net was as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
	2025	Change	2024	2025	Change	2024
Interest expense, net	$8.3	1.2%	$8.2	$16.6	(17.4)%	$20.1
Other (income)	(0.7)	600.0%	(0.1)	(0.5)	—%	(0.5)
Total other expense, net	$7.6		$8.1	$16.1		$19.6
Interest expense, net increased during the three months ended June 30, 2025 compared to 2024 due to decreased interest income on money market accounts. The decline in interest expense, net during the six months ended June 30, 2025 compared to 2024 was primarily due to decreased interest expense associated with prior year term loan repricing, partially offset by decreased interest income on money market accounts.
Income Tax Provision
Income tax provision and effective tax rates were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Income tax provision	$24.4	$21.5	$40.3	$42.0
Effective tax rate	26.1%	24.8%	26.0%	25.7%
The effective tax rates for the three and six months ended June 30, 2025 were impacted unfavorably by certain expenses not being deductible for income tax reporting purposes. The effective tax rates for the three and six months ended June 30, 2024 were impacted favorably by excess windfall benefits on restricted stock awards.
In July 2025, the One Big Beautiful Bill Act (the "OBBB Act") was enacted in the United States. The OBBB Act made permanent certain key provisions from the 2017 Tax Cuts and Jobs Act, with other provisions becoming effective in future periods. We are currently evaluating the impacts of the OBBB Act on our consolidated financial statements as a result of its enactment.
Other Comprehensive (Loss) Income, Net of Tax
Other comprehensive (loss) income, net of tax was as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net change on cash flow hedges, net of taxes	$(4.1)	$—	$(9.4)	$4.7
During the three and six months ended June 30, 2025, we recorded unrealized losses of $4.3 million and $10.4 million, net of taxes, on our cash flow hedges due to the market's expectations for lower interest rates in the future relative to our two forward interest rate swaps. During the three months ended June 30, 2024, we recorded unrealized losses of $0.8 million and during the six months ended June 30, 2024, we recorded unrealized gains of $3.1 million net of taxes, on our cash flow hedges due to the changes in the market's expectations for future long-term interest rates.
During each of the three months ended June 30, 2025 and 2024, we amortized $0.2 million and $1.0 million, respectively, and during the six months ended June 30, 2025 and 2024 we amortized $1.0 million and $1.6 million, respectively, of our remaining unrealized gains and losses, net, on our terminated cash flow hedges to interest expense, not including the offsetting tax effects of $0.1 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.
KEY FACTORS AFFECTING OUR OPERATING RESULTS
Inflation, Housing Affordability and Interest Rates
Inflation that affected the economy as a whole in 2022 began moderating in 2023 as the Federal Reserve took actions to stabilize inflation by raising the federal funds rate multiple times through July 2023. These rate hikes indirectly affected the 30-year fixed rate mortgage average in the United States, resulting in some rates peaking above 7% in recent years. These rate-driven pressures have curtailed housing demand as mortgage financing affordability has been reduced. Inflation rates in 2025 have remained above the 2% stated target, however the Federal Reserve has signaled plans to potentially lower rates further during the remainder of 2025. While a more accommodating Federal Reserve monetary policy does not directly determine mortgage rates, the expected easing of rates will likely contribute to a downward trend in mortgage rates in the near term. We expect to be impacted by the current elevated rates for the remainder of 2025 but anticipate pressures to lessen over time if mortgage rates are further reduced in the coming months.
In addition, housing affordability is impacted by international trade as certain housing inputs are more reliant on imports than domestic production. While we purchase the large majority of the products we install and sell domestically, our business could be impacted if overall home affordability is further reduced by higher material prices due to increased tariffs.
Trends in the Construction Industry
Elevated home prices, high mortgage rates, recent economic uncertainty and rising new home inventory were the primary contributors to the decline in demand of new homes thus far in 2025. Activity slowed in the residential homebuilding market as non-seasonally adjusted single-family starts, our largest end market, decreased 6.9% for the six months ended June 30, 2025 compared to the same period in 2024, per the U.S. Census Bureau. Employment remains stable and continues to support demand for residential new construction activity despite the affordability concerns and recent economic uncertainty. As a result, while we expect cyclicality to continue in the housing industry, we believe the long-term opportunities in our residential and commercial end markets are favorable. Our largest customers are publicly traded homebuilders, and these builders have been able to increase affordability by offering mortgage rate buydowns as incentives to their customers. Regarding the repair and remodel markets, many existing homeowners are locked into low interest mortgages and an aging housing stock exists in many areas of the United States, bolstering demand in this end market.
Cost and Availability of Materials
We typically purchase the materials we use in our business directly from manufacturers. The largest fiberglass manufacturers have cut production capacity during past business cycles which has caused periods of industry-wide supply allocations. While we are not currently experiencing material supply shortages, we could incur such shortages in 2025 and beyond if these manufacturers reduce production this year. We also experience price increases from our suppliers from time to time, including multiple increases over the last four years caused by supply shortages and general economic inflationary pressures. We could be subject to increased material pricing on some of the materials we install and sell due to tariffs imposed on goods imported from certain foreign nations. The extent of these increases will depend on a variety of factors including the magnitude of each tariff, the extent our vendors pass on the tariffs they incur, and the number of countries subject to tariffs in the future. We have not experienced a material impact from tariffs thus far in 2025. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations in 2025, to the extent that price increases cannot be passed on to our customers. We may have more difficulty raising prices in 2025 if housing demand contracts further. We will continue to work with our customers to adjust selling prices to offset higher costs as they occur.
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
Our employee retention rates remained better than industry averages in the six months ended June 30, 2025. We believe this is a result of our strong culture and the various programs meant to benefit our employees, including our financial wellness plan, emotional well-being coaching, longevity stock compensation plan and comprehensive benefit packages we offer. We also provide assistance from the Installed Building Products Foundation meant to benefit our employees, their families and their communities. While improved retention drives lower costs to recruit and train new employees, resulting in greater installer productivity, these improvements are somewhat offset by the additional costs of these incentives.
LIQUIDITY AND CAPITAL RESOURCES
Our capital resources primarily consist of cash from operations and borrowings under our various debt agreements and capital equipment leases and loans. As of June 30, 2025, we had cash and cash equivalents of $305.2 million as well as access to $250.0 million under our asset-based lending credit facility (as defined below), less $4.0 million of outstanding letters of credit, resulting in total liquidity of $551.2 million. Liquidity may also be limited in the future by certain cash collateral limitations under our asset-based credit facility (as defined below), depending on the status of our borrowing base availability.
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
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our business needs, commitments and contractual obligations for at least the next 12 months as evidenced by our net positive cash flows from operations for the six months ended June 30, 2025. We believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions, but we cannot guarantee that such financing will be available on favorable terms, or at all. In the short-term, we expect the seasonal trends we typically experience to return, including higher sales in the spring, summer and fall than in the winter. This could affect the timing of cash collections and payments during the rest of 2025.
Long-Term Material Cash Requirements
Beyond the next twelve months, our principal demands for funds will be to fund working capital needs and operating expenses, to meet principal and interest obligations on our long-term debts and finance leases as they become due or mature, and to make required income tax payments. Additional funds may be spent on acquisitions, stock repurchases, capital improvements and dividend payments, at our discretion.
On a long-term basis, we may refinance existing debt or obtain further debt financing to the extent that our sources of capital are insufficient to meet our operating needs and/or growth strategy.
In "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2024 Form 10-K, we disclosed that we had $1.1 billion aggregate long-term material cash requirements as of December 31, 2024. In addition to these commitments, we have various long-term commitments to purchase material with variable pricing. See Part I, Item 1. Financial Statements, Note 16, Commitments and Contingencies, for more information on these commitments. There were no other material changes to our cash requirements during the period covered by this Quarterly Report on Form 10-Q outside of the normal course of our business.
Sources and Uses of Cash and Related Trends
Working Capital
We carefully manage our working capital and operating expenses. As of June 30, 2025 and December 31, 2024, our working capital including cash and cash equivalents was $660.8 million and $695.9 million, respectively. The decrease in 2025 was primarily driven by cash and cash equivalents decreasing $22.4 million resulting from annual and quarterly dividend payments and stock repurchases. We continue to look for opportunities to reduce our working capital as a percentage of net revenue.

The following table summarizes our cash flow activity (in millions):

	Six months ended June 30,
	2025	2024
Net cash provided by operating activities	$182.5	$163.8
Net cash used in investing activities	(43.2)	(55.2)
Net cash used in financing activities	(161.7)	(114.8)
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
Net cash provided by operating activities increased from 2024 to 2025 primarily due to a decrease in inventory and other assets, partially offset by a decrease in net income and an increase in accounts receivable due to higher net revenue.
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
Net cash used in investing activities decreased from 2024 to 2025 primarily due to less spending on acquisitions of businesses and fewer purchases of property and equipment in 2025 compared to 2024, partially offset by additional purchases of insignificant bolt-on acquisitions during the six months ended June 30, 2025.
Cash Flows from Financing Activities
Our sources of cash from financing activities consist of proceeds from the issuances of vehicle and equipment notes payable and, periodically, other sources of debt financing. Cash used in financing activities consists primarily of debt repayments, acquisition-related obligations, dividends and stock repurchases.
Net cash used in financing activities increased from 2024 to 2025 primarily due to higher levels of common stock repurchases and dividends paid during the six months ended June 30, 2025. These increases were partially offset by greater net proceeds from vehicle and equipment notes. See Part I, Item 1. Financial Statements, Note 12, Stockholders' Equity, for more information on the dividends paid and stock repurchases.
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

Credit Facilities
Term Loan Facility
In March 2024, we entered into Amendment No. 3 to our Term Loan Credit Agreement ("Third Amendment"). The Third Amendment amended certain terms of the previous seven-year term loan facility with Royal Bank of Canada as the administrative agent and collateral agent thereunder under our credit agreement (the “Term Loan Agreement”), dated as of December 14, 2021 (as previously amended by the First Amendment thereto dated April 28, 2023 and the Second Amendment thereto dated August 14, 2023). The Third Amendment allowed for the issuance of a new term loan (the "Term Loan") in the amount of $500.0 million which will mature on March 28, 2031. Net proceeds of the Term Loan were used to refinance the remaining $490.0 million on our previous term loan, pay fees and increase working capital. In November 2024, we repriced our Term Loan by entering into Amendment No. 4 to our Term loan Credit Agreement ("Fourth Amendment"). The amended Term Loan now bears interest, at our option, at a rate equal to either: the adjusted Term SOFR plus 1.75% per annum, or an alternative base rate plus 0.75%.
The Term Loan amortizes in quarterly principal payments of $1.3 million, with any remaining unpaid balances due on the maturity date of March 28, 2031. As of June 30, 2025, we had $490.3 million, net of unamortized debt issuance costs, due on our Term Loan.
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
Asset-based Lending Credit Agreement
In February 2022, we amended and extended the term of our asset-based lending credit agreement (the "ABL Credit Agreement"). The ABL Credit Agreement increased the commitment under the asset-based lending credit facility (the "ABL Revolver") to $250.0 million from $200.0 million and permits us to further increase the commitment amount up to $300.0 million. The amendment also extends the maturity date from September 26, 2024 to February 17, 2027. The ABL Revolver bears interest at either the base rate or the Secured Overnight Financing Rate ("Term SOFR"), at our election, plus a margin of 0.25% or 0.50% in the case of base rate loans or 1.25% or 1.50% for Term SOFR advances (in each case based on a measure of availability under the ABL Credit Agreement). The amendment also allows for modification of specified fees dependent upon achieving certain sustainability targets, in addition to making other modifications to the ABL Credit Agreement. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of June 30, 2025 was $246.0 million.
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
At June 30, 2025, we were in compliance with all applicable covenants under the Term Loan Agreement, ABL Credit Agreement and the Senior Notes.
Derivative Instruments
As of June 30, 2025, we had three active interest rate swaps with maturity dates of December 31, 2025 and two forward interest rate swaps with maturity dates of December 14, 2028. When combined, these five swaps serve to hedge $400.0 million of the variable cash flows on our Term Loan through December 14, 2028. For further information about our interest rate swaps, see Part I, Item 1. Financial Statements, Note 11, Derivatives and Hedging Activities. The assets associated with the interest rate swaps are included in current assets and other non-current assets on the Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.
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
Total outstanding loan balances relating to our Master Loan and Equipment Agreements were $86.1 million as of June 30, 2025 and $82.3 million as of December 31, 2024. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income included herein.
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
The following table summarizes our outstanding bonds, letters of credit and cash-collateral (in millions):

As of June 30, 2025
Performance bonds	$77.7
Insurance letters of credit and cash collateral	72.3
Permit and license bonds	10.0
Total bonds and letters of credit	$160.0
We have $65.3 million included in our insurance letters of credit in the above table that are unsecured and therefore do not reduce total liquidity.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported using different assumptions or under different conditions. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2025 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2024 Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of June 30, 2025, we had $493.8 million outstanding on our Term Loan, gross of unamortized debt issuance costs, no outstanding borrowings on our ABL Revolver and no outstanding borrowings under finance leases subject to variable interest rates. As of June 30, 2025, we had three active and two forward interest rate swaps which, when combined, serve to hedge $400.0 million of the variable cash flows on our Term Loan through December 14, 2028. As a result, total variable rate debt of $93.8 million was exposed to market risks as of June 30, 2025. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $0.9 million. Our Senior Notes accrue interest at a fixed rate of 5.75%.
For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We have not entered into and currently do not hold derivatives for trading or speculative purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table shows the stock repurchase activity, including shares surrendered by employees in connection with the vesting of restricted stock awards, for the three months ended June 30, 2025:

	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
April 1 - April 30, 2025	52,266	$158.28	—	$465.7	million
May 1 - May 31, 2025	200,266	162.43	200,000	433.2	million
June 1 - June 30, 2025	100,000	166.72	100,000	416.5	million
	352,532	$163.03	300,000	$416.5	million
(1)On February 22, 2025, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $500.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2026. We repurchased $49.2 million and $83.5 million of common stock under our stock repurchase programs during the three and six months ended June 30, 2025, respectively. For further information about our stock repurchase program, see Part I, Item 1. Financial Statements, Note 12, Stockholders' Equity.
(2)Includes 52,532 shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 156,572 shares of restricted stock awarded under our 2014 and 2023 Omnibus Incentive Plans.
Item 3. Defaults Upon Senior Securities
There have been no material defaults in senior securities.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
We have entered into a Change in Control Agreement, effective as of August 7, 2025, with each of our executive officers (the “Agreements”): Jeffrey Edwards, Chief Executive Officer, President and Chairman; Michael Miller, Executive Vice President and Chief Financial Officer; Brad Wheeler, Chief Operating Officer; Jeffery Hire, President, External Affairs; Jason Niswonger, Chief Administrative and Sustainability Officer; and Todd Fry, Chief Accounting Officer. The Agreements were approved by the Compensation Committee to better align our severance policies with market practices. The Agreements will supersede any prior change in control or restrictive covenant agreements with our executive officers.

Under the Agreements, the executive agrees to be bound by certain restrictive covenants, including provisions relating to confidentiality, non-competition and non-solicitation, non-disparagement and intellectual property ownership. In addition, pursuant to the Agreements, in the event of a “change in control” and if, within the 24 month period following such “change in control”, the executive’s employment is terminated for reasons other than “cause” or the executive resigns for “good reason” (as such terms are defined in the Agreements), then, subject to certain conditions, limitations and adjustments provided for in the Agreements, the executive will be entitled to (i) a lump sum cash payment equal to (A) the sum of the executive’s annual base salary plus target annual bonus, multiplied by (B) a severance multiple of 300%, (ii) continuation of health and other benefits for a period of 18 months, (iii) immediate vesting of all equity incentive awards, and (iv) termination of the restrictive covenants related to non-competition and non-solicitation.
The Company’s employment agreement with Jeffrey Edwards was amended and restated on August 7, 2025, to remove certain change in control payment and restrictive covenant provisions, which are now covered in the Agreements described above, and to make other conforming changes.
The preceding descriptions of the Agreements with our executive officers and the Company’s Amended and Restated Employment Agreement with Jeffrey Edwards (the “Employment Agreement”) do not purport to be complete and are qualified in their entirety by reference to the form of Change in Control Agreement and the Employment Agreement, copies of which are filed as Exhibits 10.1 and 10.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits
(a)(3) Exhibits
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1*#	Form of Change in Control Agreement for executive officers.

10.2*#	Amended and Restated Employment Agreement, dated as of August 7, 2025, by and between Installed Building Products, Inc. and Jeffery W. Edwards.

31.1*	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

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

Date: August 7, 2025

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer