Form 10-Q
period 2025-09-30
Installed Building Products, Inc.
filed 2025-11-05
CIK 1580905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
On October 29, 2025, the registrant had 27,125,357 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share and per share amounts)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$333.3	$327.6
Accounts receivable (less allowance for credit losses of $13.2 and $10.7 at September 30, 2025 and December 31, 2024, respectively)	448.3	433.9
Inventories	187.7	194.6
Prepaid expenses and other current assets	66.0	98.8
Total current assets	1,035.3	1,054.9
Property and equipment, net	184.7	174.8
Operating lease right-of-use assets	98.1	95.6
Goodwill	444.3	432.6
Customer relationships, net	171.9	178.8
Other intangibles, net	88.4	91.7
Other non-current assets	28.4	31.5
Total assets	$2,051.1	$2,059.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$34.8	$32.4
Current maturities of operating lease obligations	36.9	34.3
Current maturities of finance lease obligations	2.8	2.8
Accounts payable	137.9	146.6
Accrued compensation	74.2	66.4
Other current liabilities	85.7	76.5
Total current liabilities	372.3	359.0
Long-term debt	846.0	842.4
Operating lease obligations	61.1	61.0
Finance lease obligations	3.7	5.4
Deferred income taxes	22.0	26.3
Other long-term liabilities	67.4	60.5
Total liabilities	1,372.5	1,354.6
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 33,837,357 and 33,713,662 issued and 27,125,389 and 27,758,491 shares outstanding at September 30, 2025 and December 31, 2024, respectively	0.3	0.3
Additional paid in capital	280.1	261.3
Retained earnings	976.8	865.5
Treasury stock; at cost: 6,711,968 and 5,955,171 shares at September 30, 2025 and December 31, 2024, respectively	(602.0)	(456.8)
Accumulated other comprehensive income	23.4	35.0
Total stockholders’ equity	678.6	705.3
Total liabilities and stockholders’ equity	$2,051.1	$2,059.9

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in millions, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net revenue	$778.2	$760.6	$2,223.3	$2,191.1
Cost of sales	514.0	503.8	1,475.5	1,448.4
Gross profit	264.2	256.8	747.8	742.7
Operating expenses
Selling	36.2	35.8	107.3	103.6
Administrative	111.1	109.2	332.6	318.5
Asset impairment	—	—	—	4.9
Amortization	10.1	10.5	30.3	31.7
Operating income	106.8	101.3	277.6	284.0
Other expense, net
Interest expense, net	6.9	7.7	23.5	27.8
Other income	(0.4)	(0.3)	(0.9)	(0.8)
Income before income taxes	100.3	93.9	255.0	257.0
Income tax provision	25.9	25.3	66.2	67.3
Net income	$74.4	$68.6	$188.8	$189.7
Other comprehensive loss, net of tax:
Net change on cash flow hedges, net of tax benefit of $0.7 and $3.8 for the three months ended September 30, 2025 and 2024, respectively, and $3.9 and $2.1 for the nine months ended September 30, 2025 and 2024, respectively	(2.2)	(10.6)	(11.6)	(5.9)
Comprehensive income	$72.2	$58.0	$177.2	$183.8
Earnings per share:
Basic	$2.75	$2.45	$6.92	$6.75
Diluted	$2.74	$2.44	$6.89	$6.71
Weighted average shares outstanding:
Basic	27,070,368	27,986,997	27,302,784	28,110,587
Diluted	27,171,749	28,116,557	27,422,926	28,272,667

Cash dividends declared per share	$0.37	$0.35	$2.81	$2.65

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2025
(in millions, except share and per share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - July 1, 2024	33,706,380	$0.3	$252.9	$749.6	(5,471,918)	$(355.9)	$38.4	$685.3
Net income				68.6				68.6
Issuance of common stock awards to employees	7,282	—	—					—
Share-based compensation expense			3.9					3.9
Share-based compensation issued to directors			0.2					0.2
Dividends declared ($0.35 per share)				(9.8)				(9.8)
Common stock repurchase, inclusive of excise tax obligation					(100,000)	(21.2)		(21.2)
Other comprehensive loss, net of tax							(10.6)	(10.6)
BALANCE - September 30, 2024	33,713,662	$0.3	$257.0	$808.4	(5,571,918)	$(377.1)	$27.8	$716.4

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - July 1, 2025	33,835,259	$0.3	$275.4	$912.5	(6,508,388)	$(549.3)	$25.6	$664.5
Net income				74.4				74.4
Issuance of common stock awards to employees	2,098	—	—					—
Surrender of common stock awards					(3,580)	(0.7)		(0.7)
Share-based compensation expense			4.4					4.4
Share-based compensation issued to directors	—		0.3					0.3
Dividends declared ($0.37 per share)				(10.1)				(10.1)
Common stock repurchase, inclusive of excise tax obligation					(200,000)	(52.0)		(52.0)
Other comprehensive loss, net of tax							(2.2)	(2.2)
BALANCE - September 30, 2025	33,837,357	$0.3	$280.1	$976.8	(6,711,968)	$(602.0)	$23.4	$678.6

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2025
(in millions, except share and per shares amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2024	33,587,701	$0.3	$244.7	$693.8	(5,220,363)	$(302.2)	$33.7	$670.3
Net income				189.7				189.7
Issuance of common stock awards to employees	121,775	—	—					—
Surrender of common stock awards					(36,691)	(8.0)		(8.0)
Share-based compensation expense			11.7					11.7
Share-based compensation issued to directors	4,186		0.6					0.6
Dividends declared ($2.65 per share)				(75.1)				(75.1)
Common stock repurchase, inclusive of excise tax obligation					(314,864)	(66.9)		(66.9)
Other comprehensive loss, net of tax							(5.9)	(5.9)
BALANCE - September 30, 2024	33,713,662	$0.3	$257.0	$808.4	(5,571,918)	$(377.1)	$27.8	$716.4

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2025	33,713,662	$0.3	$261.3	$865.5	(5,955,171)	$(456.8)	$35.0	$705.3
Net income				188.8				188.8
Issuance of common stock awards to employees	91,467	—	—					—
Surrender of common stock awards					(56,797)	(9.1)		(9.1)
Share-based compensation expense			14.7					14.7
Share-based compensation issued to directors	5,425		0.7					0.7
Issuance of awards previously classified as liability awards	26,803		3.4					3.4
Dividends declared ($2.81 per share)				(77.5)				(77.5)
Common stock repurchase, inclusive of excise tax obligation					(700,000)	(136.1)		(136.1)
Other comprehensive loss, net of tax							(11.6)	(11.6)
BALANCE - September 30, 2025	33,837,357	$0.3	$280.1	$976.8	(6,711,968)	$(602.0)	$23.4	$678.6

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$188.8	$189.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	49.2	43.1
Amortization of operating lease right-of-use assets	27.2	24.4
Amortization of intangibles	30.3	31.7
Amortization of deferred financing costs and debt discount	1.2	1.2
Provision for credit losses	6.1	4.9
Write-off of debt issuance costs	—	1.1
Gain on sale of property and equipment	(1.1)	(1.6)
Non-cash stock compensation	16.5	13.2
Asset impairment	—	4.9
Other, net	(9.0)	(10.3)
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(17.5)	(31.5)
Inventories	8.5	(16.4)
Other assets	16.0	5.3
Accounts payable	(9.1)	7.5
Income taxes receivable/payable	4.8	4.6
Other liabilities	(5.4)	(6.6)
Net cash provided by operating activities	306.5	265.2
Cash flows from investing activities
Purchases of property and equipment	(55.0)	(66.7)
Acquisitions of businesses, net of cash acquired of $— in 2025 and 2024, respectively	(32.3)	(41.9)
Proceeds from sale of property and equipment	1.9	2.4
Settlements with interest rate swap counterparties	10.4	13.6
Other	(5.4)	(1.8)
Net cash used in investing activities	$(80.4)	$(94.4)

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, CONTINUED)
(in millions)

	Nine months ended September 30,
	2025	2024
Cash flows from financing activities
Proceeds from Term Loan	$—	$142.9
Payments on Term Loan	(3.8)	(135.5)
Proceeds from vehicle and equipment notes payable	31.6	18.8
Debt issuance costs	—	(1.5)
Principal payments on long-term debt	(22.7)	(22.7)
Principal payments on finance lease obligations	(2.2)	(2.2)
Dividends paid	(77.7)	(75.0)
Acquisition-related obligations	(1.6)	(1.5)
Repurchase of common stock	(134.9)	(66.4)
Surrender of common stock awards by employees	(9.1)	(8.0)
Net cash used in financing activities	(220.4)	(151.1)
Net change in cash and cash equivalents	5.7	19.7
Cash and cash equivalents at beginning of period	327.6	386.5
Cash and cash equivalents at end of period	$333.3	$406.2
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$34.9	$37.0
Income taxes, net of refunds	57.7	62.8
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$29.8	$31.5
Property and equipment obtained in exchange for finance lease obligations	0.6	1.9
Seller obligations in connection with acquisition of businesses	3.7	3.8
Unpaid purchases of property and equipment included in accounts payable	4.7	5.5
Accrued excise tax on common stock repurchases	1.2	0.5

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
Our interim operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected in future operating quarters.
Note 2 to the audited consolidated financial statements in our 2024 Form 10-K describes the significant accounting policies and estimates used in preparation of the audited consolidated financial statements. There have been no changes to our significant accounting policies during the nine months ended September 30, 2025.

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
The Company will adopt and apply the guidance as prescribed by this ASU to income statement expenses that occur after the effective date. We are currently assessing the impact of the adoption on our consolidated financial information.

ASU 2025-06 “Intangibles—Goodwill and Other Internal-Use Software” (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.	This pronouncement amends Topic 350 to increase the operability of the recognition guidance considering different methods of software development.	Effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted.
The Company will adopt and apply the guidance as prescribed by this ASU to internal-use software costs that occur after the effective date. We are currently assessing the impact of the adoption on our consolidated financial information.

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

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
Installation:
Residential new construction	$540.3	70%	$548.8	72%	$1,583.5	71%	$1,594.0	73%
Repair and remodel	46.1	6%	44.9	6%	131.7	6%	127.5	6%
Commercial	134.7	17%	120.0	16%	368.7	17%	345.4	15%
Net revenue, Installation	$721.1	93%	$713.7	94%	$2,083.9	94%	$2,066.9	94%
Other	57.1	7%	46.9	6%	139.4	6%	124.2	6%
Net revenue, as reported	$778.2	100%	$760.6	100%	$2,223.3	100%	$2,191.1	100%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
Installation:
Insulation	$440.3	57%	$450.2	59%	$1,301.3	59%	$1,325.9	60%
Shower doors, shelving and mirrors	57.3	7%	55.0	7%	165.3	7%	157.3	7%
Garage doors	44.5	6%	45.3	6%	131.1	6%	131.2	6%
Waterproofing	43.6	6%	39.2	5%	118.5	5%	104.4	5%
Rain gutters	35.2	4%	34.6	5%	93.6	4%	94.1	4%
Fireproofing/firestopping	31.3	4%	21.3	3%	79.0	4%	64.4	3%
Window blinds	20.5	3%	19.5	3%	58.6	3%	56.7	3%
Other building products	48.4	6%	48.6	6%	136.5	6%	132.9	6%
Net revenue, Installation	$721.1	93%	$713.7	94%	$2,083.9	94%	$2,066.9	94%
Other	57.1	7%	46.9	6%	139.4	6%	124.2	6%
Net revenue, as reported	$778.2	100%	$760.6	100%	$2,223.3	100%	$2,191.1	100%
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
Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in millions):

	September 30, 2025	December 31, 2024
Contract assets	$34.4	$33.2
Contract liabilities	(21.9)	(19.7)
Uncompleted contracts were as follows (in millions):

	September 30, 2025	December 31, 2024
Costs incurred on uncompleted contracts	$196.0	$248.4
Estimated earnings	139.5	128.5
Total	335.5	376.9
Less: Billings to date	312.7	352.9
Net under billings	$22.8	$24.0
Net under billings were as follows (in millions):

	September 30, 2025	December 31, 2024
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$34.4	$33.2
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(11.6)	(9.2)
Net under billings	$22.8	$24.0
The difference between contract assets and contract liabilities as of September 30, 2025 compared to December 31, 2024 is primarily the result of timing differences between our performance of obligations under contracts and customer payments and billings. During the three and nine months ended September 30, 2025, we recognized $0.5 million and $18.8 million of revenue that was included in the contract liability balance at December 31, 2024. We did not recognize any impairment losses on our contract assets during the three and nine months ended September 30, 2025 or 2024.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $159.9 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.
NOTE 4 - CREDIT LOSSES
Our expected loss allowance methodology for accounts receivable is developed using historical experience, present economic conditions and other factors management considers relevant to estimate expected credit losses. We also perform ongoing evaluations of creditworthiness of our existing and potential customers.
Changes in our allowance for credit losses were as follows (in millions):

Balance as of January 1, 2025	$10.7
Current period provision	6.1
Recoveries collected and additions	0.4
Amounts written off	(4.0)
Balance as of September 30, 2025	$13.2
NOTE 5 - CASH AND CASH EQUIVALENTS
Cash and cash equivalents include money market funds which are highly liquid instruments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase. These money market funds amounted to approximately $285.9 million and $296.7 million as of September 30, 2025 and December 31, 2024, respectively. See Note 9, Fair Value Measurements, for additional information.
NOTE 6 - GOODWILL AND INTANGIBLES
Goodwill
The change in carrying amount of goodwill by reporting segment was as follows (in millions):

	Installation	Other	Consolidated
Goodwill (gross) - January 1, 2025	$401.9	$100.7	$502.6
Business combinations	3.6	7.0	10.6
Other adjustments	1.1	—	1.1
Goodwill (gross) - September 30, 2025	406.6	107.7	514.3
Accumulated impairment losses	(70.0)	—	(70.0)
Goodwill (net) - September 30, 2025	$336.6	$107.7	$444.3
We test goodwill for impairment annually during the fourth quarter of our fiscal year or earlier if there is an impairment indicator. The accumulated impairment losses included within the above table were all associated with the Installation segment and substantially all of the impairment losses were recorded prior to the year ended December 31, 2010.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangibles, net
The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in millions):

	As of September 30,			As of December 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$400.5	$228.6	$171.9	$386.4	$207.6	$178.8
Covenants not-to-compete	35.4	29.7	5.7	34.6	27.1	7.5
Trademarks and tradenames	144.1	61.8	82.3	139.5	55.3	84.2
Backlog	22.2	21.8	0.4	21.6	21.6	—
Total intangibles	$602.2	$341.9	$260.3	$582.1	$311.6	$270.5
The gross carrying amount of intangibles increased $20.1 million during the nine months ended September 30, 2025 primarily due to business combinations. For more information on business combinations, see Note 17, Business Combinations.
Remaining estimated aggregate annual amortization expense is as follows (amounts, in millions, are for the fiscal year ended):

Remainder of 2025	$10.0
2026	37.1
2027	32.5
2028	29.1
2029	26.3
Thereafter	125.3
NOTE 7 - LONG-TERM DEBT
Long-term debt consisted of the following (in millions):

	As of September 30,	As of December 31,
	2025	2024
Senior Notes due 2028, net of unamortized debt issuance costs of $1.4 and $1.8, respectively	$298.6	$298.2
Term loan, net of unamortized debt issuance costs of $3.3 and $3.7, respectively	489.2	492.5
Vehicle and equipment notes, maturing through September 2030; payable in various monthly installments, including interest rates ranging from 1.9% to 7.3%	92.0	82.3
Various notes payable, maturing through July 2027; payable in various annual installments, including interest rates at 5.0%	1.0	1.8
	880.8	874.8
Less: current maturities	(34.8)	(32.4)
Long-term debt, less current maturities	$846.0	$842.4

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Remaining required repayments of debt principal, gross of unamortized debt issuance costs, as of September 30, 2025 are as follows (in millions):

Remainder of 2025	$9.1
2026	33.9
2027	29.6
2028	322.7
2029	15.4
Thereafter	474.8
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
The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets (in millions):

		As of September 30,	As of December 31,
	Classification	2025	2024
Assets
Non-Current
Operating	Operating lease right-of-use assets	$98.1	$95.6
Finance	Property and equipment, net	6.2	7.9
Total lease assets		$104.3	$103.5
Liabilities
Current
Operating	Current maturities of operating lease obligations	$36.9	$34.3
Financing	Current maturities of finance lease obligations	2.8	2.8
Non-Current
Operating	Operating lease obligations	61.1	61.0
Financing	Finance lease obligations	3.7	5.4
Total lease liabilities		$104.5	$103.5

Weighted-average remaining lease term:
Operating leases		3.4 years	3.6 years
Finance leases		2.6 years	3.0 years
Weighted-average discount rate:
Operating leases		5.62%	5.68%
Finance leases		8.10%	7.74%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Lease Costs
The table below presents certain information related to the lease costs for finance and operating leases (in millions):

		Three months ended September 30,		Nine months ended September 30,
	Classification	2025	2024	2025	2024
Operating lease cost(1)	Administrative	$12.7	$11.2	$37.5	$32.3
Finance lease cost:
Amortization of leased assets(2)	Cost of sales	0.8	1.0	2.7	3.0
Interest on finance lease obligations	Interest expense, net	0.1	0.2	0.4	0.5
Total lease costs		$13.6	$12.4	$40.6	$35.8
(1)Includes variable lease costs of $1.7 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively, $5.0 million and $3.8 million for the nine months ended September 30, 2025 and 2024, respectively, and short-term lease costs of $0.3 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and $1.1 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)Includes variable lease costs of $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively.
Other Information
The table below presents supplemental cash flow information related to leases (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10.6	$9.2	$31.2	$26.5
Operating cash flows for finance leases	0.1	0.2	0.4	0.5
Financing cash flows for finance leases	0.8	0.7	2.2	2.2
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Condensed Consolidated Balance Sheets as of September 30, 2025 (in millions):

	Finance Leases	Operating Leases
		Related Party	Other	Total Operating
Remainder of 2025	$0.8	$0.2	$10.7	$10.9
2026	3.1	0.5	38.4	38.9
2027	2.2	0.1	26.0	26.1
2028	0.9	—	15.8	15.8
2029	0.2	—	8.9	8.9
Thereafter	0.1	—	7.1	7.1
Total minimum lease payments	7.3	$0.8	$106.9	107.7
Less: Amounts representing interest	(0.8)			(9.7)
Present value of future minimum lease payments	6.5			98.0
Less: Current obligation under leases	(2.8)			(36.9)
Long-term lease obligations	$3.7			$61.1

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
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During the three and nine months ended September 30, 2025, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis. Certain long-lived assets were impaired based on estimated future cash flows due to the wind down of a single branch during the nine months ended September 30, 2024.
The table below presents asset impairment information related to long-lived assets during the nine months ended September 30, 2024 (in millions):

Property and equipment assets impairment	$0.2
Right-of-use assets impairment	0.1
Intangible assets impairment	4.6
Total asset impairments	$4.9
Estimated Fair Value of Financial Instruments
Accounts receivable, accounts payable and accrued liabilities as of September 30, 2025 and December 31, 2024 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of certain long-term debt, including the Term Loan and ABL Revolver as of September 30, 2025 and December 31, 2024, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of our operating lease right-of-use assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of September 30, 2025 and December 31, 2024. All debt classifications represent Level 2 fair value measurements. Derivative financial instruments are measured at fair value based on observable market information and appropriate valuation methods.
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

The fair values of financial assets and liabilities that are recorded at fair value in the Condensed Consolidated Balance Sheets and not described above were as follows (in millions):

	As of September 30, 2025				As of December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds	$285.9	$285.9	$—	$—	$296.7	$296.7	$—	$—
Derivative financial instruments	5.3	—	5.3	—	22.3	—	22.3	—
Total financial assets	$291.2	$285.9	$5.3	$—	$319.0	$296.7	$22.3	$—
Financial liabilities:
Contingent consideration	$0.2	$—	$—	$0.2	$0.6	$—	$—	$0.6

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

See Note 5, Cash and Cash Equivalents, for more information on money market funds included in the table above. Also see Note 11, Derivatives and Hedging Activities, for more information on derivative financial instruments.
The change in fair value of the contingent consideration (a Level 3 input) was as follows (in millions):

Contingent consideration liability - January 1, 2025	$0.6
Accretion in value	0.0
Amounts paid to sellers	(0.4)
Contingent consideration liability - September 30, 2025	$0.2
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

	As of September 30, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes(1)	$300.0	$299.8	$300.0	$295.0
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
The Other category reported below reflects the operations of our two remaining operating segments, Distribution and Manufacturing, which do not meet the quantitative thresholds for separate reporting. Our Distribution operating segment includes our distribution businesses that sell insulation, gutters and accessories primarily to installers of these products who operate in multiple end markets. Our Manufacturing operating segment consists of our manufacturing operations which produce cellulose insulation and asphalt and industrial fibers to sell to distributors and installers of these products.
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
The key metrics used by our CODM to assess performance, review results and allocate resources of our operating segments are revenue and segment gross profit. Our CODM reviews segment gross profit for each of our segments separately and uses this metric to guide operating decisions and business strategy. We define segment gross profit as revenue less cost of sales, excluding depreciation and amortization. We do not report depreciation, amortization, operating expenses, other expense, net or total assets by segment because our CODM does not regularly receive or use this information. The following tables represent our Installation segment information for the three and nine months ended September 30, 2025 and 2024 (in millions):

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
Installation Segment	2025	2024	2025	2024
Revenue	$721.1	$713.7	$2,083.9	$2,066.9
Cost of sales (1)	455.2	455.9	1,323.0	1,318.4
Segment gross profit	$265.9	$257.8	$760.9	$748.5
Segment gross profit percentage	36.9%	36.1%	36.5%	36.2%
(1)Cost of sales included in the Installation segment gross profit is exclusive of depreciation and amortization for the three and nine months ended September 30, 2025 and 2024.
The reconciliation of Installation revenue and segment gross profit for each period as shown in the table above to consolidated net revenue and income before income taxes is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Reconciliation of revenue:
Installation segment revenue	$721.1	$713.7	$2,083.9	$2,066.9
Other revenue (1)	73.3	51.7	173.9	136.0
Elimination of inter-segment revenue	(16.2)	(4.8)	(34.5)	(11.8)
Total consolidated net revenue	$778.2	$760.6	$2,223.3	$2,191.1
Reconciliation of segment gross profit:
Installation segment gross profit	$265.9	$257.8	$760.9	$748.5
Other gross profit (1)	18.4	14.7	42.7	38.0
Elimination of inter-segment gross profit	(4.8)	(1.5)	(10.1)	(3.4)
Less:
Depreciation and amortization	15.3	14.2	45.7	40.4
Total consolidated gross profit, as reported	264.2	256.8	747.8	742.7
Operating expenses	157.4	155.5	470.2	458.7
Operating income	106.8	101.3	277.6	284.0
Other expense, net	6.5	7.4	22.6	27.0
Income before income taxes	$100.3	$93.9	$255.0	$257.0
(1)Other revenue and other gross profit include the remaining two operating segments, Distribution and Manufacturing before inter-segment eliminations. These operating segments are each below the quantitative thresholds for being reported as a reportable segment for the three and nine months ended September 30, 2025 and 2024.
NOTE 11 - DERIVATIVES AND HEDGING ACTIVITIES
Cash Flow Hedges of Interest Rate Risk
Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the nine months ended September 30, 2025, we used interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of September 30, 2025, we have not posted any collateral related to these agreements.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2025 and December 31, 2024, we had the following interest rate swap derivatives (notional amounts in millions):

Effective Date	Notional Amount	Fixed Rate	Maturity Date
April 28, 2023	$200.0	0.46%	December 31, 2025
April 28, 2023	100.0	1.32%	December 31, 2025
April 28, 2023	100.0	1.32%	December 31, 2025
December 31, 2025	300.0	3.06%	December 14, 2028
December 31, 2025	100.0	2.93%	December 14, 2028
As of September 30, 2025, our two forward interest rate swaps, combined with our three active swaps, serve to hedge $400.0 million of the variable cash flows on our variable rate Term Loan through December 14, 2028. The assets associated with these interest rate swaps are included in other current assets and other non-current assets on the Condensed Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.
In July 2022, we amended the maturity date of each of our three active interest rate swaps to December 31, 2025 with other terms remaining unchanged. The remaining unrealized gains will be amortized as a decrease to interest expense, net through the original maturity dates of April 15, 2030 and December 15, 2028. For each of the three months ended September 30, 2025 and 2024, we amortized $1.8 million, respectively, and for each of the nine months ended September 30, 2025 and 2024, we amortized $5.3 million, respectively, of the remaining unrealized gains as a decrease to interest expense, net.
During the three and nine months ended September 30, 2024, we amortized $1.0 million and $3.1 million, respectively, and during the nine months ended September 30, 2025, we amortized $1.2 million of the remaining unrealized losses associated with the August 2020 terminated swaps as an increase to interest expense, net. All losses were fully amortized as of April 15, 2025.
The amended swaps included off-market terms at inception. This other-than-insignificant financing element will be amortized as an increase to interest expense, net through the December 31, 2025 maturity date of the amended swaps. For each of the three months ended September 30, 2025 and 2024, we amortized $1.8 million, respectively, and for each of the nine months ended September 30, 2025 and 2024, we amortized $5.5 million, respectively, of the financing element as an increase to interest expense, net. Future net cash settlements with interest rate counterparties are recognized through cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows due to the other-than-insignificant financing element.
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in other comprehensive loss, net of tax on the Condensed Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We had no such changes during the nine months ended September 30, 2025 and 2024.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt, and as our terminated and amended swaps are amortized. Over the next twelve months, we estimate that an additional $9.5 million will be reclassified as a decrease to interest expense, net.
The following table summarizes amounts recorded to interest expense, net included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to our interest rate swaps (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(Benefit) associated with swap net settlements	$(3.5)	$(4.5)	$(10.4)	$(13.5)
Expense associated with amortization of amended/terminated swaps	0.1	1.1	1.4	3.3

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 - STOCKHOLDERS’ EQUITY
Accumulated other comprehensive income
The change in accumulated other comprehensive income related to our interest rate derivatives, net of taxes, was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Accumulated gain at beginning of period	$25.6	$38.4	$35.0	$33.7
Unrealized loss in fair value of interest rate derivatives	(2.2)	(11.4)	(12.6)	(8.3)
Reclassifications of realized net losses to earnings	—	0.8	1.0	2.4
Accumulated gain at end of period	$23.4	$27.8	$23.4	$27.8
The reclassifications of realized net losses to earnings in the above table are recorded within interest expense, net.
Share repurchases
During the three months ended September 30, 2025, we repurchased 200 thousand shares of our common stock with an aggregate price of approximately $51.5 million, or $257.38 price per share. Repurchases during the nine months ended September 30, 2025 amounted to 700 thousand shares of our common stock with an aggregate price of approximately $134.9 million, or $192.75 average price per share. The effect of these treasury shares in reducing the number of common shares outstanding is reflected in our earnings per share calculation. During the three months ended September 30, 2024, we repurchased 100 thousand shares of our common stock with an aggregate price of approximately $20.7 million, or $206.90 price per share. Repurchases during the nine months ended September 30, 2024 amounted to approximately 315 thousand shares of our common stock with an aggregate price of approximately $66.4 million, or $210.94 average price per share.
On February 27, 2025, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $500.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2026.
Dividends
During the nine months ended September 30, 2025, we declared and paid the following cash dividends (amount declared and amount paid in millions):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/27/2025	3/14/2025	3/31/2025	$1.70	$47.1	$46.7
2/27/2025	3/14/2025	3/31/2025	0.37	10.2	10.1
5/8/2025	6/15/2025	6/30/2025	0.37	10.1	10.1
8/7/2025	9/15/2025	9/30/2025	0.37	10.1	10.0
During the nine months ended September 30, 2024, we declared and paid the following cash dividends (amount declared and amount paid in millions):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/22/2024	3/15/2024	3/31/2024	$1.60	$45.5	$45.1
2/22/2024	3/15/2024	3/31/2024	0.35	10.0	9.8
5/9/2024	6/15/2024	6/30/2024	0.35	9.8	9.8
8/1/2024	9/15/2024	9/30/2024	0.35	9.8	9.8
The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of restricted stock awards and performance share awards, which accrue dividend equivalent rights that are paid when the award vests. During the nine months ended September 30, 2025 and 2024, we also paid $0.8 million and $0.5 million, respectively, in accrued

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

dividends not included in the table above related to the vesting of these awards. The payment of future dividends will be at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, results of operations, contractual restrictions, legal requirements, and other factors deemed relevant by our board of directors.
NOTE 13 - EMPLOYEE BENEFITS
Healthcare
We participate in multiple healthcare plans, the largest of which is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. Our healthcare benefit expense (net of employee contributions) was $9.6 million and $8.5 million for the three months ended September 30, 2025 and 2024, respectively, and $26.3 million and $25.5 million for the nine months ended September 30, 2025 and 2024, respectively. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $5.3 million and $4.8 million as of September 30, 2025 and December 31, 2024, respectively.
Workers’ Compensation
Workers’ compensation expense totaled $8.0 million and $5.1 million for the three months ended September 30, 2025 and 2024, respectively, and $19.8 million and $13.8 million for the nine months ended September 30, 2025 and 2024, respectively.
Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in millions):

	September 30, 2025	December 31, 2024
Included in other current liabilities	$9.0	$9.2
Included in other long-term liabilities	21.4	18.5
	$30.4	$27.7
We also had an insurance receivable for claims that exceeded the stop loss limit under our self-insured policies as well as claims under our fully insured policies included on the Condensed Consolidated Balance Sheets. This receivable offsets an equal liability included within the reserve amounts noted above and was as follows (in millions):

	September 30, 2025	December 31, 2024
Included in other non-current assets	$4.6	$4.4
Retirement Plans
We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. We recognized 401(k) plan expenses of $0.5 million and $0.7 million during the three months ended September 30, 2025 and 2024, respectively, and $2.4 million and $2.6 million for the nine months ended September 30, 2025 and 2024, respectively. These expenses are included in administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Share-Based Compensation
Common Stock Awards
We periodically grant shares of our common stock to non-employee members of our board of directors and our employees. We granted approximately five thousand and four thousand shares during the nine months ended September 30, 2025 and 2024, respectively, under our 2023 Omnibus Incentive Plan to non-employee members of our board of directors.
In addition, we granted approximately two thousand and 77 thousand shares of our common stock to employees during the three and nine months ended September 30, 2025, respectively, and seven thousand and 37 thousand shares of our common stock to employees during the three and nine months ended September 30, 2024, respectively.
Employees – Performance-Based Stock Awards
During the nine months ended September 30, 2025, we issued approximately 34 thousand shares of our common stock to certain officers, which vest in two equal installments on each of April 20, 2026 and April 20, 2027. In addition, during the nine months ended September 30, 2025, we established, and our board of directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2026 contingent upon achievement of these targets.
In addition, there are various performance-based bonus plans for certain employees to be issued through the 2029 performance period that are accounted for as liability-based awards since they represent a predominantly-fixed monetary amount that will be settled with a variable number of common shares contingent upon achievement of certain performance targets. Some of these awards will vest in 2030 if achieved. During the nine months ended September 30, 2025 and 2024, we issued approximately 11 thousand and four thousand shares of our common stock, respectively, which both vested in the second quarter of 2025.
Employees – Performance-Based Restricted Stock Units
During 2024, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards which were issued to certain employees in 2025 based upon achievement of a performance target. In addition, during the nine months ended September 30, 2025, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2026 based upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares.
Share-Based Compensation Summary
Amounts and changes for each category of equity-based award were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Grant Date Fair Value Per Share	Awards	Weighted Average Grant Date Fair Value Per Share	Units	Weighted Average Grant Date Fair Value Per Share
Nonvested awards/units at December 31, 2024	105,957	$156.41	131,134	$133.04	7,861	$242.85
Granted	82,027	171.12	46,556	170.99	11,495	170.37
Vested	(94,763)	155.01	(63,985)	106.50	(7,775)	242.22
Forfeited/Cancelled	(1,201)	174.71	—	—	(560)	190.30
Nonvested awards/units at September 30, 2025	92,020	$170.72	113,705	$163.50	11,021	$170.37

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the share-based compensation expense recognized by award type (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Common Stock Awards	$2.1	$1.8	$7.7	$4.8
Non-Employee Common Stock Awards	0.3	0.2	0.7	0.6
Performance-Based Stock Awards	1.8	1.7	5.6	5.3
Liability Performance-Based Stock Awards	0.6	0.3	1.1	1.1
Performance-Based Restricted Stock Units	0.5	0.5	1.4	1.4
	$5.3	$4.5	$16.5	$13.2
We recorded the following stock compensation expense by income statement category (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of sales	$0.3	$0.2	$0.8	$0.8
Selling	0.1	0.2	0.4	0.4
Administrative	4.9	4.1	15.3	12.0
	$5.3	$4.5	$16.5	$13.2
Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represent all stock compensation earned by our installation and sales employees, respectively.
Unrecognized share-based compensation expense related to unvested awards was as follows (in millions):

	As of September 30, 2025
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Common Stock Awards	$11.4	2.0 years
Performance-Based Stock Awards	9.3	1.7 years
Performance-Based Restricted Stock Units	1.0	0.5 years
Total unrecognized compensation expense related to unvested awards	$21.7
Total unrecognized compensation expense is subject to future adjustments for forfeitures. This expense is expected to be recognized over the remaining weighted-average period shown above on a straight-line basis except for the Performance-Based Stock Awards which uses the graded-vesting method. Shares forfeited are returned as treasury shares and available for future issuances.
During the nine months ended September 30, 2025 and 2024, our employees surrendered approximately 56 thousand and 36 thousand shares of our common stock, respectively, to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2023 and 2014 Omnibus Incentive Plans.
As of September 30, 2025, approximately 1.7 million of the 2.1 million shares of common stock authorized for issuance were available for issuance under the 2023 Omnibus Incentive Plan.
NOTE 14 - INCOME TAXES
Our provision for income taxes as a percentage of pretax earnings is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.
During the three and nine months ended September 30, 2025, our effective tax rate was 25.8% and 26.0%, respectively. These rates for the three and nine months ended September 30, 2025 were based on an estimated annual effective tax rate and were favorably impacted by recognition of a windfall tax benefit from equity award vesting. During the three and nine months ended

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024, our effective tax rate was 26.9% and 26.2%, respectively. The rates for the three and nine months ended September 30, 2024 were based on an estimated annual effective tax rate and the rate for the nine months ended September 30, 2024 was favorably impacted by recognition of a windfall tax benefit from equity vesting.
In July 2025, the One Big Beautiful Bill Act (the "OBBB Act") was enacted in the United States. The OBBB Act made permanent certain key provisions from the 2017 Tax Cuts and Jobs Act, with other provisions becoming effective through 2027. We do not expect the OBBB Act to have a material impact to our 2025 effective tax rate as a result of its enactment.
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
The amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sales	$7.0	$6.8	$18.3	$18.4
Purchases	1.0	0.6	2.7	1.8
Rent	0.3	0.3	0.9	0.8
We had related party balances of approximately $1.8 million and $1.2 million included in accounts receivable on our Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively. These balances primarily represented trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, Chief Executive Officer and President serves on our board of directors, accounted for $1.8 million and $1.1 million of the related party accounts receivable balances as of September 30, 2025 and December 31, 2024, respectively. Additionally, M/I Homes, Inc. accounted for a significant portion of our related party sales during the three and nine months ended September 30, 2025 and 2024.
On August 19, 2025, as part of our stock repurchase program, we completed a private share repurchase with PJAM IBP Holdings Inc., whose President is our Chief Executive Officer and is deemed a beneficial owner. We purchased 200 thousand shares of our common stock for a purchase price of approximately $51.5 million, or $257.38 price per share. This represents a 3.0% discount of the last reported price of our common stock on August 18, 2025. We also purchased 100 thousand shares of our common stock for a purchase price of approximately $16.9 million, or $168.75 price per share on March 7, 2025 from PJAM IBP Holdings Inc. This represents a 3.0% discount of the last reported price of our common stock on March 6, 2025.
NOTE 16 - COMMITMENTS AND CONTINGENCIES
Accrued General Liability and Auto Insurance
Accrued general liability and auto insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in millions):

	September 30, 2025	December 31, 2024
Included in other current liabilities	$9.8	$9.2
Included in other long-term liabilities	24.5	22.8
	$34.3	$32.0

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We also had insurance receivables and indemnification assets included on the Condensed Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above. The amounts were as follows (in millions):

	September 30, 2025	December 31, 2024
Insurance receivables and indemnification assets for claims under fully insured policies	$4.1	$2.6
Insurance receivables for claims that exceeded the stop loss limit	0.0	0.2
Total insurance receivables and indemnification assets included in other non-current assets	$4.1	$2.8
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
We have an agreement with one of our suppliers to purchase a portion of the materials we utilize in our business with variable pricing . This agreement is effective March 31, 2023 through May 15, 2026 with a purchase obligation of 12.0 million pounds for the period ending May 15, 2024, 14.4 million pounds for the period ending May 15, 2025 and 17.3 million pounds for the period ending March 31, 2026. During the nine months ended September 30, 2025, we entered into an amendment which reduced our 17.3 million pounds commitment to 12.3 million pounds and amended the period commitment to May 15, 2026. Through September 30, 2025, we satisfied the agreement for the period ending May 15, 2025 and purchased approximately 4.3 million pounds of materials under the agreement for the period ending May 15, 2026.
We also have a contract with a supplier to purchase various products we employ in our business with fixed rate pricing. The agreement is effective January 1, 2025 through December 31, 2027 with a purchase obligation of 8.0 million pounds for each of the periods ending December 31, 2025, 2026 and 2027, and a total minimum commitment of $10.8 million. During the nine months ended September 30, 2025, we purchased approximately 7.7 million pounds of materials under this agreement for the period ending December 31, 2025.
During the nine months ended September 30, 2025, we entered into a purchase agreement with one of our suppliers to purchase certain products we utilize in our business. This agreement includes variable pricing terms and is effective July 1, 2025 with a volume commitment of 40.6 million pounds for the remainder of 2025. The volume commitment increases to 89.1 million pounds in 2026 and is subject to adjustments in future periods beyond 2026, conditional upon certain contingencies, for a period of five years. During the three months ended September 30, 2025, we purchased approximately 23.9 million pounds of materials under this agreement for the period ending December 31, 2025.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 - BUSINESS COMBINATIONS
As part of our ongoing strategy to expand geographically and increase market share in certain markets, as well as diversify our products and end markets, we completed three business combinations and four insignificant bolt-on acquisitions merged into existing operations during the nine months ended September 30, 2025 and six business combinations and one insignificant bolt-on acquisition merged into an existing operation during the nine months ended September 30, 2024. The largest of these acquisitions were Carolina Precision ACP, LLC ("Carolina Precision Fibers") in September 2025 and Euroview Enterprises, LLC and Contract Mirror and Supply, LLC (collectively, "Euroview") in July 2024.
Below is a summary of acquisitions in aggregate by year, including revenue and net income since date of acquisition shown for the year of acquisition. Net income includes amortization and taxes when appropriate.
For the three and nine months ended September 30, 2025 (in millions):

						Three months ended September 30, 2025		Nine months ended September 30, 2025
2025 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)	Revenue	Net Income
Carolina Precision Fibers	9/8/2025	Asset	$21.0	$2.0	$23.0	$1.9	$0.2	$1.9	$0.2
Other	Various	Asset	11.3	0.6	11.9	2.0	(0.1)	3.9	—
			$32.3	$2.6	$34.9	$3.9	$0.1	$5.8	$0.2
For the three and nine months ended September 30, 2024 (in millions):

						Three months ended September 30, 2024		Nine months ended September 30, 2024
2024 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income	Revenue	Net Income
Euroview	7/29/2024	Asset	$19.2	$1.6	$20.8	$3.1	$0.4	$3.1	$0.4
Other	Various	Asset	22.7	2.2	24.9	8.3	0.5	13.5	0.8
			$41.9	$3.8	$45.7	$11.4	$0.9	$16.6	$1.2
Acquisition-related costs recorded within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to $0.8 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and $1.8 million and $1.6 million for the nine months ended September 30, 2025 and 2024, respectively.
The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed (including the identifiable intangible assets). The goodwill recognized for Carolina Precision Fibers reflects the value of its manufacturing capabilities, supplier relationships and other synergies from combining operations that are expected to be realized from the acquisition. The goodwill recognized for Euroview represents the advantage of its product lines, human capital, geographic presence and other benefits that are expected to be achieved from the acquisition. We expect to deduct approximately $10.7 million of goodwill for tax purposes as a result of 2025 acquisitions.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Purchase Price Allocations
The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in millions):

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
	Carolina Precision Fibers	Other	Total	Euroview	Other	Total
Estimated fair values:
Accounts receivable	$1.8	$—	$1.8	$—	$1.0	$1.0
Inventories	1.0	0.3	1.3	1.7	1.4	3.1
Other current assets	—	0.0	0.0	—	—	—
Property and equipment	3.8	0.9	4.7	0.7	2.3	3.0
Operating lease right-of-use asset	0.6	0.2	0.8	0.7	0.2	0.9
Intangibles	10.1	7.1	17.2	9.8	13.7	23.5
Goodwill	7.0	3.6	10.6	9.0	7.2	16.2
Other non-current assets	0.3	0.0	0.3	—	0.2	0.2
Accounts payable and other current liabilities	(1.3)	0.0	(1.3)	(0.7)	(1.0)	(1.7)
Other long-term liabilities	(0.3)	(0.2)	(0.5)	(0.4)	(0.1)	(0.5)
Fair value of assets acquired and purchase price	23.0	11.9	34.9	20.8	24.9	45.7
Less seller obligations	2.0	0.6	2.6	1.6	2.2	3.8
Cash paid	$21.0	$11.3	$32.3	$19.2	$22.7	$41.9
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
Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Any acquisition acquired after September 30, 2024 is deemed to be within the measurement period and its purchase price considered preliminary.
Goodwill and intangibles per the above table may not agree to the total gross increase of these assets as shown in Note 6, Goodwill and Intangibles, during each of the nine months ended September 30, 2025 and 2024 due to adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as intangible impairment charges and other immaterial intangible assets added during the ordinary course of business. All of the goodwill for Carolina Precision Fibers was assigned to our Manufacturing operating segment. One immaterial acquisition also had its respective goodwill assigned to Other during the nine months ended September 30, 2024. All other acquisitions during the nine months ended September 30, 2025 and 2024 had their respective goodwill assigned to our Installation operating segment.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Estimates of acquired intangible assets related to the acquisitions are as follows (in millions):

	For the nine months ended September 30,
	2025		2024
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$12.3	12	$16.0	12
Trademarks and tradenames	4.0	15	6.4	15
Non-competition agreements	0.6	5	1.1	5
Backlog	0.3	1	—	0
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

	Unaudited pro forma for the three months ended September 30,		Unaudited pro forma for the nine months ended September 30,
	2025	2024	2025	2024
Net revenue	$782.6	$783.0	$2,239.3	$2,274.3
Net income	75.0	70.4	190.6	196.4
Basic net income per share	2.77	2.52	6.98	6.99
Diluted net income per share	2.76	2.50	6.95	6.95
Unaudited pro forma net income reflects additional intangible asset amortization expense of approximately $0.1 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, and $0.8 million and $3.8 million for the nine months ended September 30, 2025 and 2024, respectively, as well as additional income tax expense of approximately $0.2 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and $0.6 million and $2.2 million for the nine months ended September 30, 2025 and 2024, respectively, that would have been recorded had the 2025 acquisitions taken place on January 1, 2024 and the 2024 acquisitions taken place on January 1, 2023.
NOTE 18 - INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.
Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method was approximately 101 thousand and 120 thousand shares for the three and nine months ended September 30, 2025, respectively, and 130 thousand and 162 thousand shares for the three and nine months ended September 30, 2024, respectively. Approximately one thousand and six thousand weighted average shares of potential common stock were not included in the calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2025, respectively, because the effect would have been anti-dilutive. Such shares were not material for the three and nine months ended September 30, 2024.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 19 - SUBSEQUENT EVENTS
We announced on October 30, 2025 that our board of directors declared a quarterly dividend, payable on December 31, 2025 to stockholders of record on December 15, 2025, at a rate of 37 cents per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, as well as our 2024 Form 10-K.
OVERVIEW
We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products throughout the United States, including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving, mirrors and other products. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects in all 48 continental states and the District of Columbia from our national network of over 250 branch locations. During the three months ended September 30, 2025, 93% of our net revenue came from the service-based installation of these products across all of our end markets which forms our Installation operating segment and single reportable segment. In addition, three regional distribution operations serve the Midwest, Mountain West, Northeast and Mid-Atlantic regions of the United States, and we operate two cellulose insulation manufacturing facilities. We believe our business is well positioned to continue to profitably grow over the long-term due to our strong balance sheet, liquidity and our continuing acquisition strategy.
A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, inflation, consumer confidence, employment rates, housing inventory levels and affordability, foreclosure rates, the health of the economy and availability of mortgage financing.
2025 Third Quarter Highlights
Net revenue increased 2.3%, or $17.6 million to $778.2 million, while gross profit increased 2.9% to $264.2 million during the three months ended September 30, 2025 compared to 2024. The increase in net revenue was primarily due to the 11.7% increase in commercial end market same branch sales growth and the contribution of our recent acquisitions, partially offset by a decline in Installation job volume and sales decreases in the residential end markets. The increase in gross profit was primarily driven by selling price and product mix improvements and improved material costs. Specifically, gross profit outpaced sales growth due to higher selling prices compared to the prior year as we continued to prioritize profitability over sales volume. Certain net revenue and industry metrics we use to monitor our operations are discussed in the "Key Measures of Performance" section below, and further details regarding results of our various end markets are discussed further in the "Net Revenue, Cost of Sales and Gross Profit" section below.
As of September 30, 2025, we had $333.3 million of cash and cash equivalents and we have not drawn on our revolving line of credit. This strong liquidity position allowed us to return capital to shareholders by increasing our regular quarterly dividend 6% over the third quarter of 2024 to $0.37 per share, or $10.1 million in the aggregate. Additionally, we repurchased $51.5 million of our outstanding common stock during the three months ended September 30, 2025 for a total capital return to shareholders of $61.6 million.
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

The following table shows key measures of performance we utilize to evaluate our results:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Period-over-period Growth
Consolidated Sales Growth	2.3%	7.7%	1.5%	6.5%
Consolidated Same Branch Sales Growth (1)	0.4%	5.2%	(0.9)%	4.3%

Installation
Sales Growth (2)	1.0%	7.9%	0.8%	6.8%
Same Branch Sales Growth (1)(2)	(0.1)%	5.4%	(1.0)%	4.6%
Single-Family Sales Growth (3)	(0.3)%	8.8%	0.4%	7.7%
Single-Family Same Branch Sales Growth (1)(3)	(1.9)%	5.7%	(2.2)%	5.1%
Multi-Family Sales Growth (4)	(6.4)%	3.6%	(4.8)%	7.5%
Multi-Family Same Branch Sales Growth (1)(4)	(6.5)%	2.4%	(5.1)%	6.6%
Residential Sales Growth (5)	(1.5)%	7.7%	(0.7)%	7.7%
Residential Same Branch Sales Growth (1)(5)	(2.8)%	5.0%	(2.8)%	5.4%
Commercial Sales Growth (6)	12.2%	7.7%	6.8%	2.0%
Commercial Same Branch Sales Growth (1)(6)	11.7%	6.1%	6.2%	(0.1)%

Other
Sales Growth (7)	41.9%	9.1%	27.9%	6.0%
Same Branch Sales Growth (1)(7)	29.8%	7.2%	16.6%	4.7%

Same Branch Sales Growth - Installation (8)
Volume Growth (1)(9)(11)	(4.8)%	3.0%	(4.5)%	0.4%
Price/Mix Growth (1)(10)(11)	1.5%	2.7%	1.6%	4.1%

U.S. Housing Market (12)
Total Completions Growth	(9.7)%	22.7%	(6.7)%	13.7%
Single-Family Completions Growth	0.7%	5.7%	(1.9)%	2.5%
Multi-Family Completions Growth	(25.4)%	62.3%	(15.2)%	37.7%

(1)	Same-branch basis represents period-over-period change in sales for branch locations owned greater than 12 months as of each financial statement date.
(2)	Calculated based on period-over-period change in sales of all end markets for our Installation segment.
(3)	Calculated based on period-over-period change in sales in the single-family subset of the residential new construction end market for our Installation segment.
(4)	Calculated based on period-over-period change in sales in the multi-family subset of the residential new construction end market for our Installation segment.
(5)	Calculated based on period-over-period change in sales in the residential new construction end market for our Installation segment.
(6)	Calculated based on period-over-period change in sales in the total commercial end market for our Installation segment. Our commercial end market consists of heavy and light commercial projects.
(7)	Calculated based on period-over-period gross sales change, including intercompany transactions, in our Other category which consists of our Manufacturing and Distribution operating segments.
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

(11)	We revised this calculation to exclude certain intercompany sales. Percentages in all periods presented conform to this revised method.
(12)	U.S. Census Bureau data, through August 2025, as revised.

Net Revenue, Cost of Sales and Gross Profit
The components of gross profit were as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2025	Change	2024	2025	Change	2024
Net revenue	$778.2	2.3%	$760.6	$2,223.3	1.5%	$2,191.1
Cost of sales	514.0	2.0%	503.8	1,475.5	1.9%	1,448.4
Gross profit	$264.2	2.9%	$256.8	$747.8	0.7%	$742.7
Gross profit percentage	34.0%		33.8%	33.6%		33.9%
Net revenue increased during the three months ended September 30, 2025 over the same period in 2024 due to both organic growth and contributions from our recent acquisitions. Same branch sales from our single-family end market declined 1.9% while same branch sales from our multi-family end market remained resilient with a decrease of only 6.5%, far outpacing the 25.4% decline in national multi-family completions through the latest U.S. Census Bureau data available of August 2025. These markets combined for a residential same branch sales decline of 2.8% for the three months ended September 30, 2025 over the same period in 2024, driven primarily by a 4.8% same branch sales volume decline and selling price and product mix growth of 1.5%. Conversely, our commercial end market grew 11.7% on a same branch basis for the three months ended September 30, 2025 over the same period in 2024, resulting in a 0.4% increase in total same branch sales for the three months ended September 30, 2025 over the same period in 2024. Lastly, sales within our Distribution and Manufacturing businesses, including intercompany sales, increased 29.8% during the three months ended September 30, 2025 which aligns with our strategy to enhance our procurement efforts through vertical integration in select product and end markets.
During the nine months ended September 30, 2025, net revenue increased 1.5% over the same period in 2024 due to contributions from our recent acquisitions and sales growth from our commercial end market.
During the three months ended September 30, 2025, gross profit increased as a percentage of net revenue as compared to the same period in 2024 primarily due to customer and supplier mix, partially offset by increased insurance costs and additional vehicle depreciation expense. Gross profit decreased as a percentage of net revenue during the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to higher insurance and vehicle costs. We will continue to work with our suppliers to lessen the impact on our margins and with our customers to offset further cost increases through selling price adjustments.
Operating Expenses
Operating expenses were as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2025	Change	2024	2025	Change	2024
Selling	$36.2	1.1%	$35.8	$107.3	3.6%	$103.6
Percentage of total net revenue	4.7%		4.7%	4.8%		4.7%
Administrative	$111.1	1.7%	$109.2	$332.6	4.4%	$318.5
Percentage of total net revenue	14.3%		14.4%	15.0%		14.5%
Asset impairment	$—	—%	$—	$—	—%	$4.9
Percentage of total net revenue	—%		—%	—%		0.2%
Amortization	$10.1	(3.8)%	$10.5	$30.3	(4.4)%	$31.7
Percentage of total net revenue	1.3%		1.4%	1.4%		1.4%
Selling
The dollar increase in selling expenses for the three and nine months ended September 30, 2025 compared to 2024 was primarily driven by an increase in selling compensation and increased credit loss expense on higher revenues. Selling expense as a percentage of sales increased during the nine months ended September 30, 2025 compared to 2024 due to higher compensation expense.

Administrative
The dollar increase in administrative expenses for the three and nine months ended September 30, 2025 compared to 2024 was primarily due to an increase in compensation, which was attributable to both acquisitions and wage inflation. Also, facility costs increased due to inflationary pressures and acquisitions factored into the overall increase in administrative operating expenses. Administrative expenses increased as a percentage of sales for the nine months ended September 30, 2025 compared to 2024 primarily due to wage inflationary pressures, while administrative expenses decreased as a percentage of sales for the three months ended September 30, 2025 primarily due to organizational optimization and lower transaction fees.
Amortization
Amortization expense for the three and nine months ended September 30, 2025 compared to 2024 decreased primarily due to the acquisition of fewer finite-lived intangible assets.
Other Expense, Net
Other expense, net was as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2025	Change	2024	2025	Change	2024
Interest expense, net	$6.9	(10.4)%	$7.7	$23.5	(15.5)%	$27.8
Other income	(0.4)	33.3%	(0.3)	(0.9)	12.5%	(0.8)
Total other expense, net	$6.5		$7.4	$22.6		$27.0
Interest expense, net decreased during the three and nine months ended September 30, 2025 compared to the same periods in 2024 due to decreased interest expense associated with prior year term loan repricing, partially offset by decreased interest income on money market accounts.
Income Tax Provision
Income tax provision and effective tax rates were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Income tax provision	$25.9	$25.3	$66.2	$67.3
Effective tax rate	25.8%	26.9%	26.0%	26.2%
The effective tax rates for each of the three and nine months ended September 30, 2025 were based on an estimated annual effective tax rate and were favorably impacted by recognition of a windfall tax benefit from equity award vesting. The effective tax rates for the three and nine months ended September 30, 2024 were based on an estimated annual effective tax rate, and the rate for nine months ended September 30, 2024 was favorably impacted by recognition of a windfall tax benefit from equity vesting. We do not expect the enactment of the One Big Beautiful Bill Act to have a material impact to our 2025 effective tax rate.
Other Comprehensive Loss, Net of Tax
Other comprehensive loss, net of tax was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net change on cash flow hedges, net of taxes	$(2.2)	$(10.6)	$(11.6)	$(5.9)
During the three and nine months ended September 30, 2025, we recorded unrealized losses of $2.3 million and $12.6 million, net of taxes, on our cash flow hedges due to the market's expectations for lower interest rates in the future relative to our two forward interest rate swaps. During the three and nine months ended September 30, 2024, we recorded unrealized losses of $11.4 million and $8.3 million, respectively, net of taxes, on our cash flow hedges due to the changes in the market's expectations for future long-term interest rates.

During the three months ended September 30, 2025 and 2024, we amortized $0.1 million and $1.1 million, respectively, and during the nine months ended September 30, 2025 and 2024 we amortized $1.4 million and $3.3 million, respectively, of our remaining unrealized gains and losses, net, on our terminated cash flow hedges to interest expense, not including the offsetting tax effects of $21 thousand and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $0.4 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively.
KEY FACTORS AFFECTING OUR OPERATING RESULTS
Inflation, Housing Affordability and Interest Rates
Inflation that affected the economy as a whole in 2022 began moderating in 2023 as the Federal Reserve took actions to stabilize inflation by raising the federal funds rate multiple times through July 2023. These rate hikes indirectly affected the 30-year fixed rate mortgage average in the United States, resulting in some rates peaking above 7% in recent years. These rate-driven pressures have curtailed housing demand as mortgage financing affordability has been reduced. Inflation rates in 2025 have remained above the 2% stated target, however the Federal Reserve has signaled plans to potentially lower rates further during the remainder of 2025. While a more accommodating Federal Reserve monetary policy does not directly determine mortgage rates, the expected easing of rates will likely contribute to a downward trend in mortgage rates in the near term. We expect to be impacted by the current elevated rates for the remainder of 2025 and into 2026 but anticipate pressures to lessen over time if mortgage rates are further reduced in the coming months.
In addition, housing affordability is impacted by international trade as certain housing inputs are more reliant on imports than domestic production. While we purchase the large majority of the products we install and sell domestically, our business could be impacted if overall home affordability is further reduced by higher material prices due to increased tariffs.
Trends in the Construction Industry
Elevated home prices, high mortgage rates, recent economic uncertainty and rising new home inventory were the primary contributors to the decline in demand of new homes in 2025. Activity slowed in the residential homebuilding market as non-seasonally adjusted single-family starts, our largest end market, decreased 4.9% through August 2025 compared to the same period in 2024, per the latest available U.S. Census Bureau data. Employment remains stable and continues to support demand for residential new construction activity despite the affordability concerns and recent economic uncertainty. As a result, while we expect cyclicality to continue in the housing industry, we believe the long-term opportunities in our residential and commercial end markets are favorable. Our largest customers are publicly traded homebuilders, and these builders have been able to increase affordability by offering mortgage rate buydowns as incentives to their customers. Regarding the repair and remodel markets, many existing homeowners are locked into low interest mortgages and an aging housing stock exists in many areas of the United States, bolstering demand in this end market.
Cost and Availability of Materials
We typically purchase the materials we use in our business directly from manufacturers. The largest fiberglass manufacturers have cut production capacity during past business cycles which has caused periods of industry-wide supply allocations. While we are not currently experiencing material supply shortages, we could incur such shortages in the remainder of 2025 and beyond if these manufacturers reduce production this year. We also experience price increases from our suppliers from time to time, including multiple increases over the last four years caused by supply shortages and general economic inflationary pressures. We could be subject to increased material pricing on some of the materials we install and sell due to tariffs imposed on goods imported from certain foreign nations. The extent of these increases will depend on a variety of factors including the magnitude of each tariff, the extent our vendors pass on the tariffs they incur, and the number of countries subject to tariffs in the future. We have not experienced a material impact from tariffs to date in 2025. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations in 2025, to the extent that price increases cannot be passed on to our customers. We may have more difficulty raising prices in 2025 if housing demand contracts further. We will continue to work with our customers to adjust selling prices to offset higher costs as they occur.
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

Our employee retention rates remained better than industry averages in the nine months ended September 30, 2025. We believe this is a result of our strong culture and the various programs meant to benefit our employees, including our financial wellness plan, emotional well-being coaching, longevity stock compensation plan and comprehensive benefit packages we offer. We also provide assistance from the Installed Building Products Foundation meant to benefit our employees, their families and their communities. While improved retention drives lower costs to recruit and train new employees, resulting in greater installer productivity, these improvements are somewhat offset by the additional costs of these incentives.
LIQUIDITY AND CAPITAL RESOURCES
Our capital resources primarily consist of cash from operations and borrowings under our various debt agreements and capital equipment leases and loans. As of September 30, 2025, we had cash and cash equivalents of $333.3 million as well as access to $250.0 million under our asset-based lending credit facility (as defined below), less $3.5 million of outstanding letters of credit, resulting in total liquidity of $579.8 million. Liquidity may also be limited in the future by certain cash collateral limitations under our asset-based credit facility (as defined below), depending on the status of our borrowing base availability.
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
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our business needs, commitments and contractual obligations for at least the next 12 months as evidenced by our net positive cash flows from operations for the nine months ended September 30, 2025. We believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions, but we cannot guarantee that such financing will be available on favorable terms, or at all. In the short-term, we expect the seasonal trends we typically experience to return, including higher sales in the spring, summer and fall than in the winter. This could affect the timing of cash collections and payments during the rest of 2025.
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
We carefully manage our working capital and operating expenses. As of September 30, 2025 and December 31, 2024, our working capital including cash and cash equivalents was $663.0 million and $695.9 million, respectively. The decrease in 2025 was primarily driven by other current assets decreasing $32.8 million, the majority of which was a result of the amortization of prepaid expenses including insurance. There was also a $6.9 million decrease in inventory levels that contributed to lower working capital. We continue to look for opportunities to reduce our working capital as a percentage of net revenue.
The following table summarizes our cash flow activity (in millions):

	Nine months ended September 30,
	2025	2024
Net cash provided by operating activities	$306.5	$265.2
Net cash used in investing activities	(80.4)	(94.4)
Net cash used in financing activities	(220.4)	(151.1)
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
Net cash provided by operating activities increased from 2024 to 2025 primarily due to higher non-cash adjustments, a decrease in other assets and lower inventory levels partially offset by a decrease in accounts payable and an increase in accounts receivable due to higher net revenue.
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
Net cash used in investing activities decreased from 2024 to 2025 primarily due to less spending on acquisitions of businesses and fewer purchases of property and equipment in 2025 compared to 2024, partially offset by additional purchases of insignificant bolt-on acquisitions during the nine months ended September 30, 2025.
Cash Flows from Financing Activities
Our sources of cash from financing activities consist of proceeds from the issuances of vehicle and equipment notes payable and, periodically, other sources of debt financing. Cash used in financing activities consists primarily of debt repayments, acquisition-related obligations, dividends and stock repurchases.
Net cash used in financing activities increased from 2024 to 2025 primarily due to higher amounts of capital returned to shareholders in connection with common stock repurchases and dividend payments during the nine months ended September 30, 2025. These increases were partially offset by greater net proceeds from vehicle and equipment notes. See Part I, Item 1. Financial Statements, Note 12, Stockholders' Equity, for more information on the dividends paid and stock repurchases.
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
The Term Loan amortizes in quarterly principal payments of $1.3 million, with any remaining unpaid balances due on the maturity date of March 28, 2031. As of September 30, 2025, we had $489.2 million, net of unamortized debt issuance costs, due on our Term Loan.
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
Asset-based Lending Credit Agreement
In February 2022, we amended and extended the term of our asset-based lending credit agreement (the "ABL Credit Agreement"). The ABL Credit Agreement increased the commitment under the asset-based lending credit facility (the "ABL Revolver") to $250.0 million from $200.0 million and permits us to further increase the commitment amount up to $300.0 million. The amendment also extends the maturity date from September 26, 2024 to February 17, 2027. The ABL Revolver bears interest at either the base rate or the Secured Overnight Financing Rate ("Term SOFR"), at our election, plus a margin of 0.25% or 0.50% in the case of base rate loans or 1.25% or 1.50% for Term SOFR advances (in each case based on a measure of availability under the ABL Credit Agreement). The amendment also allows for modification of specified fees dependent upon achieving certain sustainability targets, in addition to making other modifications to the ABL Credit Agreement. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of September 30, 2025 was $246.5 million.
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

At September 30, 2025, we were in compliance with all applicable covenants under the Term Loan Agreement, ABL Credit Agreement and the Senior Notes.
Derivative Instruments
As of September 30, 2025, we had three active interest rate swaps with maturity dates of December 31, 2025 and two forward interest rate swaps with maturity dates of December 14, 2028. When combined, these five swaps serve to hedge $400.0 million of the variable cash flows on our Term Loan through December 14, 2028. For further information about our interest rate swaps, see Part I, Item 1. Financial Statements, Note 11, Derivatives and Hedging Activities. The assets associated with the interest rate swaps are included in current assets and other non-current assets on the Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.
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
Total outstanding loan balances relating to our Master Loan and Equipment Agreements were $92.0 million as of September 30, 2025 and $82.3 million as of December 31, 2024. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income included herein.
Letters of Credit and Bonds
We may use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. Performance bonds are generally released as the contractual performance is completed. In addition, we occasionally use letters of credit and cash to secure our performance under our general liability, workers’ compensation and auto insurance programs. Permit and license bonds are typically issued for one year and are required by certain states and municipalities when we obtain licenses and permits to perform work in their jurisdictions.
The following table summarizes our outstanding bonds, letters of credit and cash-collateral (in millions):

As of September 30, 2025
Performance bonds	$143.9
Insurance letters of credit and cash collateral	71.7
Permit and license bonds	11.2
Total bonds and letters of credit	$226.8
We have $65.3 million included in our insurance letters of credit in the above table that are unsecured and therefore do not reduce total liquidity.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported using different assumptions or under different conditions. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2025 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2024 Form 10-K.
Recent Accounting Pronouncements
For a description of recently issued and/or adopted accounting pronouncements, see Note 2, Significant Accounting Policies, to our audited consolidated financial statements included in our 2024 Form 10-K.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market and the commercial market, our operations, economic and industry conditions, our financial and business model, payment of dividends, the demand for our services and product offerings, trends in the commercial business, expansion of our national footprint and diversification, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability, our efforts to navigate the material pricing environment, our ability to increase selling prices, our material and labor costs, supply chain and material constraints and expectations for demand for our services and our earnings in 2025. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation the general economic and industry conditions; increases in mortgage interest rates and rising home prices; inflation and interest rates; the material price and supply environment; increased tariffs; federal government shutdowns and uncertainty regarding the federal government’s changes in fiscal, trade, monetary or regulatory policy; the timing of increases in our selling prices; the risk that the Company may reduce, suspend or eliminate dividend payments in the future; and the factors discussed in the “Risk Factors” section of our 2024 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC. In addition, any future declaration of dividends will be subject to the final determination of our Board of Directors. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of September 30, 2025, we had $492.5 million outstanding on our Term Loan, gross of unamortized debt issuance costs, no outstanding borrowings on our ABL Revolver and no outstanding borrowings under finance leases subject to variable interest rates. As of September 30, 2025, we had three active and two forward interest rate swaps which, when combined, serve to hedge $400.0 million of the variable cash flows on our Term Loan through December 14, 2028. As a result, total variable rate debt of $92.5 million was exposed to market risks as of September 30, 2025. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $0.9 million. Our Senior Notes accrue interest at a fixed rate of 5.75%.
For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We have not entered into and currently do not hold derivatives for trading or speculative purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange

Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table shows the stock repurchase activity, including shares surrendered by employees in connection with the vesting of restricted stock awards, for the three months ended September 30, 2025:

	Total Number of Shares Purchased (2) (3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1 - July 31, 2025	62	$180.32	—	$416.5	million
August 1 - August 31, 2025	200,000	257.38	200,000	365.0	million
September 1 - September 30, 2025	2,691	267.10	—	365.0	million
	202,753	$257.49	200,000	$365.0	million
(1)On February 27, 2025, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $500.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2026. We repurchased $51.5 million and $134.9 million of common stock under our stock repurchase programs during the three and nine months ended September 30, 2025, respectively. For further information about our stock repurchase program, see Part I, Item 1. Financial Statements, Note 12, Stockholders' Equity.
(2)Includes 200 thousand shares purchased from PJAM IBP Holdings, Inc. as part of the Company's stock repurchase program in a privately negotiated transaction for an aggregate price of $51.5 million, or $257.38 per share. For additional information, see Part I, Item 1. Financial Statements, Note 15, Related Party Transactions.
(3)Includes 2,753 shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 9,066 shares of restricted stock awarded under our 2014 and 2023 Omnibus Incentive Plans.
Item 3. Defaults Upon Senior Securities
There have been no material defaults in senior securities.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
(a)(3) Exhibits
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1#
Amended and Restated Employment Agreement, dated as of August 7, 2025, by and between Installed Building Products, Inc. and Jeffery W. Edwards (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2025).

10.2
Share Repurchase Agreement, dated August 19, 2025, by and between Installed Building Products, Inc. and PJAM IBP Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 20, 2025).

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

101**
The following financial statements from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

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

Date: November 5, 2025

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer