Form 10-K
period 2025-12-31
Installed Building Products, Inc.
filed 2026-02-26
CIK 1580905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2025 was $4,123,968,168.
On February 19, 2026, the registrant had 26,975,173 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

i

Information Regarding Forward-Looking Statements and Risk Factors Summary
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market and the commercial market, our operations, industry and economic conditions, our climate initiatives and goals, our financial and business model, payment of dividends, our efforts to navigate the material pricing environment, our ability to increase selling prices, supply chain and material constraints, our material and labor costs, demand for our services and product offerings, trends in commercial business, expansion of our national footprint and diversification, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability and expectations for demand for our services and our earnings in 2026. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation, general economic and industry conditions; increases in mortgage interest rates and rising home prices; inflation and interest rates; the material price and supply environment; increased tariffs; federal government shutdowns and uncertainty regarding the federal government's changes in fiscal, trade, monetary or regulatory policy; the timing of increases in our selling prices; as well as the factors discussed in the “Risk Factors” section of this Form 10-K, as the same may be updated from time to time in our subsequent filings with the Securities and Exchange Commission ("SEC"). Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.
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
•scrutiny and expectations from stakeholders and government regulations regarding our climate and environmental practices and disclosure;
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
ii

•our exposure to product liability, workmanship warranty, casualty, construction defect and other claims and legal proceedings;
•changes in, or failure to comply with, federal, state, local and other laws, building codes, regulations, policies or rules;
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
iii

PART I
Item 1.    Business
OUR COMPANY
Installed Building Products, Inc. (“IBP”) and its wholly-owned subsidiaries (collectively referred to as the “Company” and “we,” “us” and “our”) primarily install insulation for residential and commercial builders located in the continental United States. We are also a diversified installer of complementary building products including waterproofing, fire-stopping, fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving and mirrors and other products. We offer our portfolio of services from our national network of approximately 250 branch locations serving all 48 continental states and the District of Columbia. In addition, we have regional distribution operations that serve the Midwest, Mountain West, Northeast and Mid-Atlantic regions of the United States, and we operate multiple cellulose manufacturing facilities.
IBP was formed as a Delaware corporation on October 28, 2011, however our business began in 1977 with one location in Columbus, Ohio. In the late 1990s, we began our acquisition strategy with the goal of creating a national platform and have grown to become one of the nation's largest installers of insulation in the residential new construction market. Since 1999, we have successfully completed and integrated over 200 acquisitions, which has allowed us to generate significant scale and to diversify our product offerings while expanding into some of the most attractive new construction markets in the United States. For a further discussion of our industry and trends affecting our industry, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, "Key Factors Affecting our Operating Results" of this Form 10-K.
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
Insulation
We are a provider of energy efficiency solutions to our customers through our primary line of business of installing insulation. Insulation installation comprised approximately 58%, 60% and 60% of our net revenue of $3.0 billion, $2.9 billion and $2.8 billion for the years ended December 31, 2025, 2024 and 2023, respectively. We handle every stage of the installation process, including material procurement, project scheduling and logistics, multi-phase professional installation, quality inspection, waste management and recycling.

Insulation Materials
We offer a wide range of insulation materials consisting of:
•Fiberglass and Cellulose Insulation – Fiberglass insulation is made of fibrous glass that is held together by a thermoset resin creating insulating air pockets. It is typically comprised of an average of 50% recycled material, with some products containing up to 80% recycled material. It is primarily available in two forms: batts (also referred to as blankets) and loosefill (also referred to as blown in). Fiberglass is the most widely used residential insulation material in the United States. Cellulose insulation is made primarily of waste paper and cardboard and has a composition of at least 75% recycled content. Cellulose is only available in loosefill form and is blown into the structure with specialized equipment. Fiberglass and cellulose insulation accounted for approximately 83% of our insulation installation sales for the year ended December 31, 2025.
•Spray Foam Insulation – Spray foam insulation, which is generally a polyurethane foam, is applied at a job site by mixing two chemical components together in specialized application equipment. While typically having the highest insulating value per inch and sealing effectiveness of all insulation materials that we offer, spray foam is also typically the most expensive on an installed basis. Spray foam insulation accounted for approximately 17% of our insulation installation sales for the year ended December 31, 2025.
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
Shower Doors, Closet Shelving and Mirrors
Some of our locations install a variety of shower enclosures, ranging from basic sliding door designs to complex custom designs. We have the ability to meet our customers’ diverse needs by customizing shower enclosures by size and style according to their specifications, including framing, hardware and glass options. We design and install closet shelving systems in select markets utilizing some of the highest quality products available from national brands. We also offer standard and custom designed mirrors for our customers. Shower doors, closet shelving and mirror installations comprised approximately 7% of our net revenue for the year ended December 31, 2025.
Garage Doors
Some of our locations install and service garage doors and openers for new residential construction builders, homeowners and commercial customers. We offer a variety of options from some of the best-known garage door brands, including steel, aluminum, wood and vinyl garage doors, as well as opener systems. Unlike the other products we install, the garage door business has an ongoing aftermarket service component, which represented approximately 22% of the net revenue resulting from garage doors for the year ended December 31, 2025. The installation and service of garage doors comprised approximately 6% of our net revenue for the year ended December 31, 2025.
Waterproofing
Some of our locations install waterproofing, caulking and moisture protection systems for commercial and industrial construction projects. We offer a variety of waterproofing options, including, but not limited to, sheet and hot applied waterproofing membranes, deck coating systems, bentonite systems and air & vapor systems. The installation and service of waterproofing comprised approximately 5% of our net revenue for the year ended December 31, 2025.
Rain Gutters
Some of our locations install a wide range of rain gutters, which direct water from a home’s roof away from the structure and foundation. Rain gutters are typically constructed from aluminum or copper and are available in a wide variety of colors, shapes and widths. They are generally assembled on the job site using specialized equipment. The installation of rain gutters comprised approximately 4% of our net revenue for the year ended December 31, 2025.
Fire-stopping and Fireproofing
Some of our locations install fire-stopping systems, including fire-rated joint assemblies, perimeter fire containment, and smoke and fire containment systems. Fire-stopping is a passive fire protection approach that relies on compartmentalization of various building components, including fire-rated walls, joints, and floors. The installation of these products collectively comprised approximately 4% of our net revenue for the year ended December 31, 2025.
Window Blinds
Some of our locations install different types of window blinds, including cordless blinds, shades and shutters. The installation of window blinds comprised approximately 3% of our net revenue for the year ended December 31, 2025.
Other Building Products
Some of our locations install other complementary building products, none of which is an individually significant percentage of net revenue. Installation of other building products comprised approximately 6% of our net revenue for the year ended December 31, 2025.
Distribution Operating Segment
Our distribution operating segment consists of our regional distribution businesses. AMD Distribution ("AMD"), headquartered in Spring Valley, Minnesota, operates nine locations including distribution centers and bonded warehouses and services 28 states across the northern United States. AMD distributes insulation and related products purchased wholesale from manufacturers, including spray foam insulation, metal building insulation, residential insulation, and mechanical and fabricated Styrofoam insulation. AMD sells to a diverse group of independent contractors of varying sizes engaged in residential, commercial and agricultural projects and also distributes accessories and equipment used in the insulation installation process.
Central Aluminum Supply Corporation and Central Aluminum Supply of North Jersey, LLC (“CAS”) is a distributor of gutter supplies and accessories headquartered in Trenton, New Jersey. CAS operates six locations that service 12 states throughout the Northeast and Mid-Atlantic regions. CAS primarily supplies high-volume gutter installers and independent contractors serving the residential, multi-family and commercial markets. CAS purchases the majority of its finished painted aluminum from a single supplier and is subject to fluctuations in the commodity pricing of aluminum.
Wholesale Insulation Supply, Inc. operates in New Hope, Minnesota and services seven states in the Midwest. Wholesale Insulation Supply, Inc. distributes various insulation products including equipment and machines.
Our Distribution segment comprised approximately 5% of our net revenue for the year ended December 31, 2025.

Manufacturing Operating Segment
Our manufacturing operations include Advanced Fiber Technology ("AFT") located in Bucyrus, Ohio, and Carolina Precision Fibers ("CPF"), a 2025 acquisition operating in Ronda, North Carolina. AFT and CPF primarily produce cellulose insulation and specialty industrial fibers. Cellulose insulation is made primarily from wastepaper and helps reduce greenhouse emissions by diverting wastepaper from landfills, where it would otherwise decompose and release methane and carbon dioxide gases. Our manufacturers sell their products to a broad range of customers including distributors, retailers and insulation contractors.
This segment comprised approximately 2% of our net revenue for the year ended December 31, 2025.
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
Experienced sales and service professionals are important to our customer growth and increasing our profitability. Retaining and motivating local employees has been an important component of our acquisition and operating strategies. As of December 31, 2025, we employed approximately 800 sales professionals and our sales force has spent an average of approximately 11 years with our operations. The local sales staff, which is generally led by the branch manager, is responsible for maintaining relationships with our customers. These local teams work diligently to increase sales by supporting our existing customers with excellent service and value while also pursuing new customers with competitive offerings. In addition to the efforts of our sales staff, we market our product and service offerings on the internet, in the local yellow pages, on the radio and through advertisements in trade journals. We primarily conduct our marketing using local trademarks and trade names.
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
Diversified product lines, end markets and geographies. Diversifying our product line offerings provides us opportunity to increase sales to end customers and leverage our branch costs to improve profitability. We continue to generate revenue synergies by taking advantage of cross-selling opportunities with our existing customers in markets where we install multiple products. In periods of declining insulation installation volumes, our sales force is able to leverage our diversity of products and reduce the impact of lost insulation sales by growing sales of complementary building products, further enhancing our ability to perform. We have successfully diversified our product offering from the year ended December 31, 2013, when insulation installation comprised approximately 74% of revenues, to the year ended December 31, 2025, when it comprised 58% of revenues. We service the residential new construction and repair and remodel markets, both of which consist of single-family and multi-family dwellings, as well as the commercial construction market. The multi-family subset of the residential end market can offset decreasing single-family demand during housing market downturns. In addition, we have diversified our services by expanding further into the commercial end market. Revenue from the commercial end market comprised approximately 11% of revenues for the year ended December 31, 2013, and increased to 17% of revenues for the year ended December 31, 2025. Our exposure to commercial end markets diversifies our customer base and makes our business less dependent on residential new construction. Commercial construction is also driven by longer term projects which tends to provide greater revenue visibility. Distribution and manufacturing sales can also help offset decreasing sales in our installation segment. Our national geographic footprint provides us a balanced business not concentrated in any single region.
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
Commitment to the communities we live and work in. The Installed Building Products Foundation (the "Foundation") was established to help support our employees for their education, financial and philanthropic needs. Our Foundation administers our scholarship program for our employees and their families as well as our employee financial assistance program to support our employees who experience financial hardship resulting from an unexpected emergency or disaster. In addition, the Foundation serves our communities by focusing our impact on supporting education, housing and community-strengthening causes.
Financial strength, variable cost structure and strong free cash flow. We believe that we are among the most financially sound companies in our industry. We place an emphasis on having a strong balance sheet which allows us to focus on our strategic initiatives and pursue growth opportunities, drive profitability and generate cash. We have a highly variable cost structure with a significant portion of operating expenses directly linked to volume. Our largest expenses are materials and labor and most of our installation employees are paid by completed job. In a softer sales environment, we are able to reduce our inventory levels and our accounts receivable balance, generating significant cash for the business. Our minimal capital expenditure requirements support the generation of strong free cash flow.
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
Well established relationships with suppliers. We have strong long-standing relationships with many of the manufacturers of the materials we use in our business, including the largest manufacturers of fiberglass and spray foam. The fiberglass insulation manufacturing market is highly consolidated and primarily served by four major manufacturers (Owens Corning, Knauf Insulation, CertainTeed and Johns Manville). We buy significant volume from all four manufacturers and have relationships with each company spanning more than two decades. Our national scale allows us to purchase volumes that account for a meaningful portion of the production for these suppliers allowing them to better plan their production schedules. Our relationships and purchasing power often allow us to negotiate preferred material supply terms and to keep purchases through distribution and retail to a minimum, giving us an advantage over our competitors.
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
Given the current economic uncertainty, interest rate volatility and inflationary environment, we can provide no assurance that the positive trends reflected in our recent financial and operating results will continue in 2026.
TRENDS IN THE MARKETPLACE
Our business relies on various market factors, one of which is residential housing demand. Following the late 2000s recession in the U.S. economy, housing starts dropped well below historical averages for over a decade. Housing starts recently peaked in 2021 with 1.61 million starts which was a return to early 2000s levels. According to U.S. Census Bureau data, 2025 saw 1.36 million non-seasonally adjusted starts, a slight decline from the 1.37 million housing starts in 2024. Elevated home prices, high mortgage rates, recent economic uncertainty and rising new home inventory were the primary contributors to the decline in demand of new homes in 2025. Activity slowed the most in the single-family subset of the residential homebuilding market, our largest end market, as non-seasonally adjusted starts decreased 6.9% in 2025 compared to 2024.
Housing starts are forecasted to decrease in 2026, as Fannie Mae predicts 1.31 million starts for an overall decrease of 3.7% compared to 2025. Inflation and elevated mortgage interest rates are expected to continue affecting affordability of new homes, both of which are the primary drivers behind the projected decline for new housing starts forecasted in 2026.
Employment remains stable and continues to support demand for residential new construction activity despite the affordability concerns and recent economic uncertainty. As a result, while we expect cyclicality to continue in the housing industry, we believe the long-term opportunities in our residential and commercial end markets are favorable. Our largest customers are publicly traded homebuilders, and these builders have been able to increase affordability by offering mortgage rate buydowns as incentives to their customers. Additionally, many existing homeowners are locked into low interest mortgages and an aging housing stock exists in many areas of the United States, bolstering demand in the repair and remodel markets. We expect to still benefit from our market share gains in the multi-family business in 2026 thanks to an extended backlog in this end market as well as housing shortages in some of the markets that we service. However, we expect a continued decline in multi-family units under construction to negatively impact our business. Commercial demand showed slight growth in 2025, and the commercial end market is predicted to see a modest increase of 3% in investment dollars in 2026 over 2025, according to Dodge Data & Analytics.
Inflation can adversely affect us by increasing the costs of materials, labor and interest rates which, in turn, can have a negative impact on housing affordability, impacting consumer sentiment and increasing market uncertainty. Per the Bureau of Labor Statistics, inflation in the United States averaged 2.7% in 2025 as measured by the consumer price index, a decrease from the 2.9% average reported in 2024. We were successful at realizing selling price increases during 2025 to offset previous cost increases on materials. In addition, inflation has tightened the labor market as competition and expectations for higher wages increased our labor costs in 2025.
Despite recent cuts by the Federal Reserve to the federal funds rate, mortgage rates remained elevated from their recent historic lows primarily due to higher treasury yields. The large increase in home prices combined with lower mortgage financing affordability has reduced housing demand. Despite elevated mortgage rates, we believe consumers are beginning to adjust their expectations for lower rates. Demand for our services can also be impacted by the unsold inventory of completed homes if consumer demand decreases. We believe the demand for our installation services remains high due to our proven ability to meet our customer's expectations, however, the full effects of these challenges on the homebuilding market are uncertain as we progress into 2026.
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
We track all incidents that occur on our job sites that could result in injury, including minor incidents that may not require first aid or medical treatment. We use this incident information to continually refine and develop our safety training programs for new hires and the continual training and safety knowledge throughout employment at IBP. We believe these programs benefit the safety and physical well-being of our employees. Our OSHA-defined incident rate per 100 employees was 5.5 for the year ended December 31, 2025, which was below our five year average incident rate per 100 employees of 5.7. We also had a 9% decrease in severe incidents from 2024 to 2025 as we had only 10 severe incidents in 2025, and our 2026 target goal is to reduce the number of severe incidents to below our five year average of 9.4. We had zero fatalities in 2023, 2024 and 2025, and are continually finding ways to improve our practices throughout the organization in order to improve the health and safety of our workforce.

CUSTOMERS
We serve a broad group of national, regional and local homebuilders, multi-family and commercial construction firms, individual homeowners and repair and remodeling contractors. Our installation customers are primarily single-family homebuilders, a highly fragmented group where the top 100 builders collectively represent about 49% of the market. Our top ten customers, which are primarily a combination of national and regional builders, accounted for approximately 14% of net revenue for the year ended December 31, 2025. We install a variety of products in multiple markets for our largest customers, further diversifying our relationship with them. For example, our largest customer is independently serviced by 96 different IBP branches nationwide despite representing approximately 4% of net revenue for the year ended December 31, 2025. While our largest customers are homebuilders, our customer base is also diverse. We work on a range of commercial projects including office buildings, airports, sports complexes, museums, hospitals, hotels and educational facilities. Of our top 20 customers, 18 represent homebuilders and two represent commercial customers. We have long-term relationships with many of our customers and have served most of our top 10 customers for at least two decades.
BACKLOG
For contracts that are not complete at the reporting date, we recognize revenue over time utilizing a cost-to-cost input method. When this method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. The costs of earned revenue include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Backlog represents the transaction price for contracts for which work has not been performed and excludes unexercised contract options and potential modifications. Backlog is not a guarantee of future revenues as contractual commitments may change. There can be no assurance that backlog will result in revenues within the expected timeframe, if at all. We estimate backlog was $162.9 million as of December 31, 2025 and we estimated it to be $126.3 million as of December 31, 2024.
SUPPLIERS
We have long-term relationships with many of our suppliers, and we purchase from manufacturers whenever possible to streamline the typical supply chain. As one of the largest purchasers of insulation in the United States, we believe that we maintain particularly strong relationships with the largest manufacturers of the products we use in our business. The proximity of certain of our branch locations to insulation manufacturers’ facilities provides additional mutual benefits, including opportunities for cost savings and joint planning regarding future production. Due to the limited number of large fiberglass insulation manufacturers, our three largest suppliers in the aggregate accounted for approximately 35% of all material purchases for the year ended December 31, 2025. We also believe that we maintain good relationships with suppliers of the non-insulation products we install. We have found that using multiple suppliers ensures a stable source of materials and favorable purchasing terms as suppliers compete to gain and maintain our business. In addition, our national purchasing volumes provide leverage with suppliers as we pursue additional purchasing synergies. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Key Factors Affecting our Operating Results" of this Form 10-K for more information.
SEASONALITY
We typically have higher sales during the second half of the year as our homebuilder customers complete construction of homes placed under contract for sale in the traditionally stronger spring selling season. In addition, some of our larger branches operate in states impacted by winter weather and, as such, experience a slowdown in construction activity during the first quarter of the calendar year. This winter slowdown contributes to traditionally lower sales and profitability in our first quarter. As a result of this seasonal activity, our quarterly results of operations and financial position for any particular quarter are not necessarily representative of the results seen over a full fiscal year. In the short term, we expect typical seasonality, including higher sales in the spring, summer and fall than in the winter in 2026.
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
HUMAN CAPITAL RESOURCES
As of December 31, 2025, we had approximately 10,400 employees, consisting of approximately 7,100 installers, approximately 800 sales professionals, approximately 700 production personnel and approximately 1,800 administrative and management personnel. Less than 3% of our employees are covered under collective bargaining agreements. We have never experienced a work stoppage or strike, and we believe that we have good relationships with our employees. We monitor certain financial and operational statistics related to our workforce. For example, we utilize sales per installer per business day to ensure we maintain the proper level of staffing to complete our jobs. We were successful in achieving higher productivity in 2025 as compared to 2024 as evidenced by our annual sales per installer per business day increasing 4%.
Our employees are critical to our continued success and are our most important resource. We focus on attracting and retaining talented and experienced individuals to manage and support our operations. We consider retaining skilled employees to be a competitive advantage and employ various strategies to improve turnover metrics. Our turnover rate is typically better than industry averages. For example, across our installer base, we experienced average monthly turnover of 3.2% in 2025 compared with 4.0% for the U.S. construction industry, according to the U.S. Bureau of Labor Statistics. In addition, we offer many benefits and resources to most employees, some of which are above and beyond what others in our industry offer. See "Competitive Advantages, Engaged employees” above for further details on the benefits we offer.
As described in the Competitive Advantages section above, the Foundation was formed by us primarily to benefit our employees and their families and the communities in which they live and work. We have committed to give back a certain portion of our profits each year to support local communities by partnering with and supporting nonprofit organizations and initiatives focusing on education, housing, and strengthening our communities. In 2025, the Foundation and the Company awarded over 240 grants and made contributions totaling over $4.1 million in the form of scholarships and financial assistance to our employees as well as donations and matching gifts to various charities supported by our employees. The Foundation has made over $18.4 million in grants since its inception in 2019. We continue to support the Foundation’s mission of supporting our employees for their education, financial and philanthropic needs, as well as providing assistance to employees who have experienced unexpected emergencies or disasters.
Our management team supports the development of our existing workforce by establishing a culture of employee engagement, employee appreciation and the opportunity for promotion from within for many leadership positions. We believe this provides increased retention and promotes a long-term focus to our operations.
We respect and support all people within our workforce. We are committed to inclusion and belonging practices and maintaining workplaces free from discrimination and harassment. We are proud of our strong workforce, as shown in the table below (workforce data as of February 2026):

Employee Demographics	Workforce (%)
Black or African American	5.0%
Hispanic or Latino	49.5%
White	42.8%
Other	2.7%
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
ENVIRONMENTAL, SOCIAL AND REGULATORY MATTERS
As part of our commitment to socially responsible corporate practices, we have released our annual environmental, social and governance ("ESG") report since 2021. This ESG report outlines our sustainability targets and objectives and can be found on our corporate website at https://installedbuildingproducts.com/sustainability. The contents of our website are not incorporated by reference in, or otherwise made a part of, this Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
Our board of directors plays an active role in overseeing the risks and opportunities presented to our company by climate change. At least twice per year, the board of directors receives an update from our Chief Administrative and Sustainability Officer on our progress in reaching our climate-related targets and goals. Energy efficiency is central to our mission, and climate-related issues have driven and continue to drive our business strategy. The Nominating and Corporate Governance Committee is responsible for overseeing our initiatives, opportunities and reporting on material ESG matters. Our senior management work closely with this committee to identify and address climate-related risks and opportunities.
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
In addition, our suppliers are subject to various laws and regulations, including environmental laws and regulations. We, through our cellulose manufacturers, are subject to similar laws and regulations that apply to our suppliers.
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
Our corporate website is located at http://www.installedbuildingproducts.com and our investor relations website is located at http://investors.installedbuildingproducts.com. Copies of our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material with or furnish it electronically to the SEC.
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
•federal government economic, trade, tariff and spending laws and policies;
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
In 2025, the U.S. Census Bureau reported an estimated 1.36 million non-seasonally adjusted total housing starts, as compared to 1.37 million starts in 2024. Mortgage interest rates are indirectly affected by the Federal Reserve's monetary policies and significantly impact the affordability of housing. The mortgage interest rate environment is also affected by the perception of higher interest rates following the historic period when the average 30 year mortgage rates were generally less than 5% during most of the 2010s and through 2021. The Federal Reserve began easing monetary policy in September 2024 after raising the federal funds rates in 2022 and 2023, however, mortgage rates have remained elevated due to other economic factors such as treasury yields and sticky inflation concerns. 2026 housing starts are projected to remain relatively stable at 1.31 million starts according to the January 2026 Fannie Mae forecast.
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
Other factors that might impact growth in the homebuilding industry include: uncertainty in financial, credit and consumer lending markets amid slow growth or recessionary conditions; levels of mortgage repayment; limited credit availability; federal and state personal income tax rates and changes to the deductibility of certain state and local taxes; Federal Reserve policy changes; shortages of suitable building lots in many regions; shortages of experienced labor; soft housing demand in certain markets; and rising materials prices. Given these factors, we can provide no assurance that our business will continue to grow, whether overall or in our markets. The economic downturn in 2007-2010 severely affected our business. Another reduction in housing demand in the future could have a similar effect on our business.
Our business relies on commercial construction activity, which has faced significant challenges and is dependent on business investment.
A portion of the products we install and sell are for the commercial construction market. If this market does not grow in the future, the growth potential of our business, and our financial condition, results of operations and cash flows could be adversely affected. The commercial construction market, as measured by investment dollars, decreased 1% in the ten months ended October 31, 2025 compared to the same period in 2024 per the most recently available U.S. Census Bureau data.
According to Dodge Data & Analytics, commercial building starts in 2026, measured by investment dollars, are expected to increase 3% from 2025 while institutional building starts (another subset of the nonresidential construction market in which we participate) are expected to increase 6% from 2025.
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
We review the goodwill maintained in each of our three reporting units for impairment annually during the fourth quarter. We also review our goodwill and other intangible assets when events or changes in circumstances indicate the carrying value may not be recoverable. In doing so, we either assess qualitative factors or perform a detailed analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We did not record any goodwill impairment charges in 2025, 2024, or 2023; however, a decline in the expectation of our future performance, a decline in our market capitalization, sustained periods of economic inflation, prolonged periods of high interest rates, deterioration in expectations regarding the general economy and/or the timing and the extent of new home construction, home improvement and commercial construction activity may cause us to recognize non-cash, pre-tax impairment charges for goodwill or other long-lived assets, which are not determinable at this time. We recorded a minor intangible asset impairment due to the wind down of a single branch in 2024. In addition, as a result of our acquisition strategy, we have recorded goodwill and may incur impairment charges in connection with prior and future acquisitions. Our distribution businesses maintain significant goodwill balances in a separate reporting unit from our traditional installation business. If we are unable to successfully integrate this platform into our business model and compete effectively, we may be required to recognize impairment charges on our goodwill and other intangible assets within this reporting unit. If the value of goodwill or other intangible assets in this or other reporting units is impaired, our earnings and stockholders’ equity would be adversely affected. As of December 31, 2025, we had goodwill and other intangible assets in an aggregate amount of $711.9 million, or approximately 34% of our total assets.
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
Innovations and new technologies in the building materials we install or new installation techniques could negatively impact our business if we are unable to adapt to the changes quickly. These changes could rapidly evolve the requirements from our customers and could require additional capital outlays for equipment. Competitors could use artificial intelligence to develop new products or methods of enhancing internal operations to gain advantages if we are unable to develop similar changes. New types of materials or changes in requirements in our existing markets could require us to develop relationships with unfamiliar vendors and suppliers and we may not be able to secure commercially advantageous pricing.
Product shortages or the loss of key suppliers could affect our business, financial condition, results of operations and cash flows.
Our ability to offer a wide variety of products to our customers depends on our ability to obtain adequate product supply from manufacturers. We do not typically enter into long-term agreements with our suppliers but have done so from time to time. We currently have three long-term agreements with suppliers and may enter into other short- or long-term supply agreements at any time. We have certain agreements that do not qualify as supply agreements due to a lack of a fixed price and/or lack of a fixed and determinable purchase quantity, but nonetheless may require us to purchase certain of our products from certain vendors, depending on the specific circumstances. Generally, our products are available from various sources and in sufficient quantities to meet our operating needs. However, the loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our business, financial condition, results of operations and cash flows. Historically, unexpected events, such as incapacitation of supplier facilities due to extreme weather or fire, have temporarily reduced manufacturing capacity and production. U.S. international trade and tariff policies can impact the suppliers of certain materials we use in our business. Increased tariff rates on particular countries could motivate us to change suppliers to a different country of origin which could increase our dependence on certain suppliers. In addition, during prior economic downturns in the housing industry, manufacturers have reduced capacity by closing plants and production lines within plants. Even if such capacity reductions are not permanent, there may be a delay in manufacturers’ ability to increase capacity in times of rising demand. If the demand for products from manufacturers and other suppliers exceeds the available supply, we may be unable to source additional products in sufficient quantity or quality in a timely manner and the prices for the products that we use in our business could rise. These developments could affect our ability to take advantage of market opportunities and limit our growth prospects. We continually evaluate our supplier relationships and at any given time may move some or all of our purchases from one or more of our suppliers. There can be no assurance that any such action would have its intended effect.
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
Our business results also depend upon our branch managers and sales personnel, including those of companies recently acquired. While we customarily sign non-competition agreements, which typically continue for two years following the termination of employment, with our branch managers and sales personnel in order to maintain key customer relationships in our markets, such agreements do not protect us fully against competition from former employees. In addition, while the Federal Trade Commission is currently moving to vacate its rule regarding non-compete agreements and has voted to dismiss the related appeals, an increasing number of states have proposed rules, and some states have enacted legislation, that would limit the enforceability of non-competition agreements in most cases. Our non-competition agreements may prove to be unenforceable which could have a material adverse effect on our retention of key employees and our customer relationships.

We are dependent on attracting, training and retaining qualified employees while controlling labor and benefit costs.
The labor market for the construction industry is competitive, including within the sector in which we operate. We must attract, train and retain a large number of qualified employees to install our products while controlling related labor costs. We face significant competition for these employees from our industry as well as from other industries. Immigration policies could further reduce the availability of labor from other trades. Tighter labor markets may make it even more difficult for us to hire and retain installers and control labor costs. Our ability to attract qualified employees and control labor costs is subject to numerous external factors, including competitive wage rates and health and other insurance and benefit costs. Our labor costs have increased in recent years and may continue to increase as a result of competition, health and other insurance and benefit costs. In addition, health care coverage requirements, changes in workplace regulations and any future legislation could cause us to experience higher health care and labor costs in the future. Additionally, periods of economic inflation can cause wage expectations to increase and we may have difficulty retaining employees if we do not, or cannot, meet these expectations. A significant increase in competition, minimum wage or overtime rates in localities where we have employees could have a significant impact on our operating costs and may require that we take steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.
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
Currently, less than 3% percent of our employees are covered by collective bargaining or other similar labor agreements. However, if a larger number of our employees were to unionize, including in the wake of any future legislation that makes it easier for employees to unionize, or if we acquire an entity with a unionized workforce in the future, our business could be negatively affected. Any inability by us to negotiate collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs. If any such strikes or other work stoppages occur, or if other employees become represented by a union, we could experience a disruption of our operations and higher labor costs.
We participate in various multiemployer pension plans under collective bargaining agreements in Washington, Oregon, California and Illinois with other companies in the construction industry. We also participate in various multiemployer health and welfare plans that cover both active and retired participants. These plans cover most of our union-represented employees. If a participating employer stops contributing to the multiemployer pension plan, the unfunded obligations of the plan may be borne by the remaining participating employers. In addition, if a participating employer chooses to stop participating in these multiemployer pension plans, the employer may be required to pay those plans a withdrawal liability based upon the underfunded status of the plan.
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
In addition, the operating results of an individual branch may differ from those of another branch for a variety of reasons, including market size, end markets served, management practices, competitive landscape, building codes and other regulatory requirements, state and local taxes and local economic conditions. As a result, certain of our branches may experience higher or lower levels of growth than other branches. Therefore, our overall financial performance and results of operations may not be indicative of the performance and results of operations of any individual branch.
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
Increasing scrutiny, changing expectations from stakeholders and government regulations regarding our sustainability practices and disclosure may impose additional costs on us or expose us to new or additional risks.
Investor advocacy groups, certain institutional investors, investment funds, lenders and other market participants, shareholders, and customers have focused on the sustainability practices of companies and have placed importance on the social cost of their investments. If our practices do not meet investor, lender, or other industry stakeholder expectations and standards, which continue to evolve, our access to capital may be negatively impacted based on an assessment of our sustainability practices. Any such limitations, in both the debt and equity markets, may negatively affect our ability to manage our liquidity, our ability to refinance existing debt, grow our businesses, implement our strategies, and our results of operations.
Federal and state regulations are rapidly evolving in regards to sustainability matters. The State of California and other states have enacted or are considering enacting legislation that would require more extensive climate-related disclosures that we would be subject to compliance. These laws and regulations will increase our ongoing costs of compliance.
We have released our ESG report annually since 2021. The report includes our policies and practices on a variety of social and environmental matters. It is possible that stakeholders may not be satisfied with our sustainability practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various sustainability practices. Also, our failure, or perceived failure, to meet the standards or targets set forth in the sustainability report could negatively impact our reputation and stock price, employee retention, and the willingness of our customers and suppliers to do business with us.
RISKS TO OUR BUSINESS FROM EXTERNAL THREATS
A major public health issue could adversely impact the U.S. economy as well as our business, financial condition, operating results and cash flows.
The United States has experienced, and may experience again in the future, outbreaks of contagious diseases that affect public health and public perception of health. Pandemics have, including in the recent past, affected the global economy and caused our business significant supply chain disruptions, increased material costs and caused a slowdown in commercial construction demand. The full extent and scope of impact of an outbreak of any contagious disease on our business and industry, as well as national, regional and global markets and economies, depends on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the outbreak, additional government actions taken in response, the impact on construction activity and demand for homes (based on employment levels, consumer spending and consumer confidence). Accordingly, our ability to conduct our business could be materially and negatively affected, any of which could have a material adverse impact on our business, financial condition, operating results and cash flows.
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
In addition, climate change and/or adverse weather conditions, such as unusually prolonged cold conditions, rain, blizzards, hurricanes, earthquakes, fires, other natural disasters, epidemics or other catastrophic events could accelerate, delay or halt construction or installation activity or impact our suppliers. The impacts of climate change may subject us to increased costs, regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business. Most, if not all, of our locations may be vulnerable to the adverse effects of climate change. For example, we lease facilities and have significant operations in Florida, Texas, California and other coastal areas that experience extreme weather conditions or natural disasters including hurricanes and wildfires. Changing market dynamics, global policy developments and increasing frequency and impact of extreme weather events on the U.S. and elsewhere have the potential to disrupt our business. The impact of these types of events on our business may adversely impact quarterly or annual net revenue, cash flows from operations and results of operations. Weather is one of the main reasons for annual seasonality cycles of our business, and any adverse weather conditions can enhance this seasonality.
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
Cybersecurity threats and sophisticated cyberattacks pose a risk to our information technology systems and business operations. Advancements in artificial intelligence could be used by threat actors to attack our systems in various ways including, but not limited to, creating increasingly effective phishing emails, false images or voice cloning to access our data. We have established security policies, processes and controls designed to help protect, identify and mitigate against the disruption of our operations and the intentional and unintentional misappropriation or corruption of our information technology systems and information in conjunction with identifying threats from new technologies that may disrupt our systems in the future. Despite these efforts, our information technology systems, including but not limited to jobCORE or other operational systems, email environments, financial systems, Human Resource and payroll systems, fleet management software, and risk management systems may be damaged, disrupted or shut down due to cyberattacks, unauthorized access to our systems, undetected intrusions, malicious software, computer viruses, ransomware, Trojan horses, worms, hardware or software failures or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or incidents could lead to business interruption, exposure of proprietary or confidential information, data corruption, fraudulent money transfers, damage to our reputation, exposure to legal and regulatory proceedings and other costs. Such events could impair our ability to conduct business and have a material adverse impact on our financial condition, results of operations and cash flows. As some of our systems are maintained or operated by third-party providers, including cloud-based systems, our information, operations and systems could be adversely affected if any of our significant providers, customers or suppliers experience a cybersecurity incident, data breach, reputational damage or disruption to their business operations.
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
•diversion of management’s attention;
•risks associated with assumed contracts or backlog;
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
Our existing branches or any branches we may start or acquire serving the commercial end market involve competitive, operational, financial and accounting challenges and other risks that differ from our traditional residential installation business. In addition, the typical contractual terms and arrangements and billing cycle for the commercial construction end market are different than the residential new construction end market. The contractual terms are subject to our ability to accurately estimate our labor, material and overhead costs and we may not be able to recover any additional unexpected costs through change orders or claims. Our expansion into this market may include opening new branches that have higher start-up costs compared to our acquired branches. These factors and any other challenges we encounter could adversely affect our margins, financial condition, operating results and cash flows.
As of December 31, 2025, our estimated backlog associated with the commercial end market was approximately $162.9 million. In accordance with industry practice, many of our contracts are subject to cancellation, reduction, termination or suspension at the discretion of the customer in respect of work that has not yet been performed. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog but instead would collect revenues in respect of all work performed at the time of cancellation as well as all other costs and expenses incurred by us through such date. Projects can remain in backlog for extended periods of time because of the nature of the project, delays in execution of the project and the timing of the particular services required by the project. Additionally, the risk of contracts in backlog being cancelled, terminated or suspended generally increases at times, including as a result of periods of widespread macroeconomic and industry slowdown, weather, seasonality and many of the other factors impacting our business. Many of the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. During periods of high inflation, cost escalators embedded in the contracts may not fully offset the total increase in our expenses which would negatively impact margins and results of operations. The revenue for certain contracts included in backlog are based on estimates. Therefore, the timing of performance on our individual contracts can affect our margins and future profitability. There can be no assurance that backlog will result in revenues within the expected timeframe, if at all.
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
Certain products our distribution businesses sell are composed of materials with prices that fluctuate based on current market pricing. Fluctuations in market pricing of these materials can affect our selling prices. For example, one of our distribution businesses uses aluminum in many of its products. Aluminum commodity prices have experienced volatile fluctuations in the recent past which has reduced our selling prices while related inventory costs remained high. Aluminum prices have experienced significant increases as the tariffs imposed on imported aluminum increased to 50% in 2025. Although the current administration has suggested that it may reduce certain tariffs on imported aluminum, whether such changes will occur, and what their effects would be, remains unclear. Future trade policy may also be impacted by the recent U.S. Supreme Court decision invalidating tariffs imposed under the International Emergency Economic Powers Act, the effects of which remain uncertain. If our costs of aluminum continue to rise, this may lead to a temporary decrease in margins, financial condition, operating results and cash flows for this business to the extent we are unable to pass along these price increases to our customers.
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
Furthermore, immigration laws have been an area of considerable political focus in recent years. Some states in which we operate are considering or have already adopted new immigration laws or enforcement programs, and the U.S. Congress, Department of Homeland Security and the Executive Branch of the U.S. government from time to time consider or implement changes to federal immigration laws, regulations or enforcement programs. Changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and potential liability and make our hiring process more cumbersome, or reduce the availability of potential employees. We may be indirectly impacted by changes in immigration laws if other construction trades are impacted as this would potentially tighten labor markets or lengthen construction cycles. We are subject to regulations of the Department of Homeland Security, and we are audited from time to time for compliance with work authentication requirements. While we believe we are in compliance with applicable laws and regulations, if we are found not to be in compliance as a result of any audits, we may be subject to fines or other remedial actions.
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
In addition, we are exposed to potential claims arising from the conduct of our employees, homebuilders and other subcontractors, for which we may be contractually liable. We have in the past been, and may in the future be, subject to fines, penalties and other liabilities in connection with injury or damage incurred in conjunction with the installation of our products. Construction sites are inherently dangerous, and any failure in health and safety performance may have adverse effects on our reputation and relationships with our employees or customers. The nature and extent to which we use hazardous or flammable materials in our manufacturing processes creates risk of damage to persons and property that, if realized, could be material. Although we currently maintain what we believe to be suitable and adequate insurance, we may be unable to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities. In addition, some liabilities may not be covered by our insurance. We maintain our Lead with Safety program, an initiative focused on creating a safer working environment for both our employees and other jobsite personnel through year-round education and training, to help reduce jobsite, warehouse and plant injuries.
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
We are subject to various federal, state, local and other laws, building codes and regulations including, among other things, worker and workplace health and safety regulations promulgated by the OSHA, employment regulations promulgated by the U.S. Equal Employment Opportunity Commission and tax regulations promulgated by the Internal Revenue Service and various other state and local tax authorities. Our primary manufacturing facility is also subject to additional laws and regulations which may increase our exposure to health and safety liabilities. In addition, we are subject to increased regulation of data privacy and information security and may be subject to certain more stringent state laws where we operate. These types of data privacy and security laws, which continue to evolve, create a range of new compliance obligations for us and increase financial penalties for non-compliance. Additional or more burdensome regulatory requirements in these or other areas may increase our expenses, reduce demand for our services or restrict our ability to offer services in certain geographies, all of which could adversely affect our business, financial condition, results of operations and cash flows. Moreover, our failure to comply with any of the regulatory requirements applicable to our business could subject us to substantial fines and penalties that could adversely affect our business, financial condition, results of operations and cash flows.
Imposed tariffs could have an adverse effect on our business in the event we are unable to pass those direct cost increases to our customers or if it reduces demand for housing. The large majority of the materials we install and sell are sourced from domestic suppliers, but we also import a portion of the materials we install and sell from suppliers located in foreign countries. If our suppliers are subjected to additional tariffs and/or duties in the event U.S. foreign trade policies on imports were to change, we could experience increased pricing on some of the materials we install and sell if those tariff costs were passed on to us. The extent of these increases would depend on a variety of factors including the magnitude of each tariff, the extent our vendors pass on the tariffs they incur, and the number of countries subject to tariffs in the future. On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the International Emergency Economic Powers Act, which has increased uncertainty around future trade policy actions. Additionally, other building materials such as lumber that are not employed in our business but utilized in other facets of the homebuilding or commercial construction industries could also be subject to increased pricing due to tariffs. This could raise home and/or commercial building prices which would reduce affordability and negatively impact demand for our services and products.
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
For example, there is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. These concerns have resulted in increasing governmental and societal attention to sustainability matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, and could expand the nature, scope, and complexity of matters on which we are required to control, assess, and report. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, may create challenges for us, including for our compliance and ethics programs and by increasing our ongoing costs of compliance, which could adversely impact our results of operations and cash flows. For example, we are subject to increased climate regulation, including California Senate Bills 253 and 219 that go into effect in 2026 and mandate certain climate disclosure and reporting.
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
•a substantial portion of our cash flow from operations will be dedicated to the payment of interest and principal on our indebtedness, thereby reducing the funds available to us for operations, capital expenditures, acquisitions, future business opportunities or obligations to pay rent in respect of our operating leases; and
•our operations are restricted by our debt instruments, which contain certain financial and operating covenants, and those restrictions may limit, among other things, our ability to borrow money in the future for working capital, capital expenditures, acquisitions, rent expense or other purposes.
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
Restrictions in our existing credit facilities, senior notes, and any future facilities or any other indebtedness we may incur in the future, limit our ability to take certain actions and breaches thereof could impair our liquidity.
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
Moody’s Investor Service, Fitch Ratings and Standard & Poor’s routinely evaluate our credit profile on an ongoing basis and have assigned ratings for our long-term debt. If these rating agencies downgrade any of our current credit ratings, our borrowing costs could increase and our access to the capital and commercial credit markets could be adversely affected.

Our indebtedness exposes us to interest expense increases if interest rates increase.
As of December 31, 2025, due to interest rate swaps which serve to hedge a portion of the variable cash flows on our Term Loan, as hereinafter defined, $91.3 million of our borrowings (including unamortized debt issuance costs) were at variable interest rates and expose us to interest rate risks. If interest rates increase, our debt service obligations on our variable rate indebtedness, if any exists at the balance sheet date, would increase even though the amount borrowed would remain the same, and our net income and cash flows would correspondingly decrease. Specifically, we had no outstanding borrowings on our Revolver, as hereinafter defined, as of December 31, 2025, but should we have a balance in the future, we would incur interest based on a rate that varies per the conditions set forth in our agreement.
In addition, advances under our Revolver generally bear interest based on, at our election, either a forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”) or the base rate (which approximated the prime rate) plus a margin based on the type of rate applied and leverage ratio. Our Term Loan bears interest at either Term SOFR or an alternative base rate plus a margin based on the type of rate applied. Our Term Loan bears interest at a variable rate, however interest rate hedges in place mitigate the risk of interest rate fluctuations associated with a portion of the outstanding debt balance. These derivative instruments are indexed to Term SOFR.
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
We have approximately 27.0 million shares of common stock outstanding as of December 31, 2025. The shares of common stock are freely tradable, except for any shares of common stock that may be held or acquired by our directors, executive officers and other affiliates, the sale of which will be restricted under the Securities Act of 1933, as amended. As of December 31, 2025, approximately 1.7 million of the 2.1 million shares of common stock authorized for issuance under the 2023 Omnibus Incentive Plan were available for issuance. These shares will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.
Installed Building Systems, Inc. (“IBS”), an investment vehicle owned by Jeff Edwards and his siblings, is a party to certain prepaid variable forward sale contracts with an unaffiliated third party buyer. These contracts include 1,150,000 shares of our common stock in the aggregate, with various settlement dates in March 2026, November 2026, May 2027 and June 2027. In addition, if our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.
Jeff Edwards has significant ownership of our common stock and may have interests that conflict with those of our other stockholders.
As of December 31, 2025, Jeff Edwards beneficially owned approximately 14.5% of our outstanding common stock. As a result of his beneficial ownership of our common stock, he has sufficient voting power to significantly influence all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions, and he has significant influence over our management and policies. This concentration of voting power may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares of common stock, which could prevent stockholders from receiving a premium for their shares of common stock. These actions may be taken even if other stockholders oppose them. The interests of Jeff Edwards may not always coincide with the interests of other stockholders. In addition, under our amended and restated certificate of incorporation, Jeff Edwards is permitted to pursue corporate opportunities for himself, rather than for us.

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

Notwithstanding our efforts at cybersecurity, no system of prevention is impenetrable, and we cannot guarantee that we will be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company. From time to time, we have experienced cybersecurity incidents in the normal course of our business. As of the date of this report, we are not aware of any cybersecurity incident or threat that has materially affected or is reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, future cybersecurity incidents could materially affect our strategy, results of operations or financial condition. See Item 1A. Risk Factors for additional information on how risks could materially affect the Company.
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
CYBERSECURITY GOVERNANCE

The Board of Directors’ Oversight of Cybersecurity Risks
Our Board of Directors (the “Board”) maintains principal oversight responsibility for our ERM program. This oversight is facilitated primarily through the Audit Committee of the Board, which is responsible for oversight of our cybersecurity risk management processes. The chairman of our Audit Committee has earned a CERT Certificate in Cybersecurity Oversight from the National Association of Corporate Directors, which aids the Audit Committee’s understanding of cybersecurity risks and assists the Audit Committee in overseeing the risk management program.
The Audit Committee and the Board actively participate in discussions with management and amongst themselves regarding cybersecurity risks. Senior leadership, including our CIO, briefs the Board and the Audit Committee on cybersecurity risks and the effectiveness of our cybersecurity program as part of updates on our overall ERM program. Our Vice President of Internal

Audit also provides the Audit Committee with an assessment of any material changes to cybersecurity risks and controls as a result of cybersecurity threats on at least a semi-annual basis.
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
IT and/or IS inform the CIO concerning cybersecurity risks and events, including any mitigation and remediation efforts. Cybersecurity incidents are escalated to the Incident Response Team (“IRT”), which is headed by the CIO. The IRT is responsible for overseeing our incident response strategy, including remediation. For ongoing events, those responsible for investigating the incident are required to continuously update the IRT and the CIO until the event is considered to be resolved. Significant cybersecurity incidents are referred to a committee responsible for evaluating whether the incident is material using criteria based on our ERM program. This committee is comprised of a cross functional team of various senior members of management including the areas of Finance, Accounting, Legal, IT, IS and Risk.
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

Item 2.    Properties
Real Property
We lease office and warehouse space in 42 states, including our corporate office in Columbus, Ohio. Our leases are typically short in duration with customary extensions at our option. We believe suitable alternative space is available in all of our markets. We also own one of our cellulose manufacturing facilities that is located in Bucyrus, Ohio. We believe that our facilities are suitable and adequate for present purposes, and that the productive capacity in such facilities is substantially being utilized. The table below summarizes our locations as of December 31, 2025.

State	Number of Locations	Approximate Total Square Footage	State	Number of Locations	Approximate Total Square Footage
Alabama	2	24,250	Nebraska	2	23,241
Arizona	3	54,631	Nevada	3	20,310
California	30	324,719	New Hampshire	10	81,365
Colorado	14	175,148	New Jersey	8	128,037
Connecticut	3	47,057	New York	10	102,930
Delaware	5	53,575	North Carolina	21	475,109
Florida	30	304,065	North Dakota	2	9,752
Georgia	13	198,231	Ohio	15	469,674
Idaho	3	43,000	Oklahoma	5	50,523
Illinois	8	128,891	Oregon	2	32,928
Indiana	13	269,371	Pennsylvania	6	101,909
Kansas	2	74,206	Rhode Island	5	35,188
Kentucky	2	24,000	South Carolina	9	129,006
Louisiana	2	25,535	South Dakota	4	77,713
Maine	2	46,530	Tennessee	8	235,317
Maryland	5	65,110	Texas	17	365,981
Massachusetts	5	51,303	Utah	5	123,309
Michigan	3	42,192	Vermont	2	37,320
Minnesota	11	292,299	Virginia	7	97,582
Missouri	2	17,536	Washington	13	196,816
Montana	4	42,376	Wisconsin	11	212,327
Our Fleet
As of December 31, 2025, our fleet consisted of approximately 6,100 total vehicles that we either leased or owned, including approximately 5,800 installation vehicles that our installers use to deliver and install products from our locations to job sites, and approximately 300 other vehicles that are utilized for various purposes, primarily by our distribution operations, sales staff, branch managers and various senior management personnel. For additional information on our fleet financing, see Note 8, Long-term Debt in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
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
Holders of Record
As of February 19, 2026, there were 1,547 holders of record of our common stock, one of which was Cede & Co., which is the holder of shares held through the Depository Trust Company.
Dividend Policy
Our board of directors has approved a quarterly cash dividend program since 2021, payable to stockholders of record on specific dates each quarter. In addition to the quarterly cash dividend, our board of directors has approved an annual variable dividend payable since 2022, with the 2026 dividend payable on March 31, 2026 at a rate of $1.80 per common share. Future determinations relating to payments of dividends will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, contractual restrictions, legal requirements and other factors our board of directors may deem relevant.
Stock Performance Graph
The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Russell 2000 Index (“Russell 2000”), (ii) the Standard & Poor’s Industrials Index (“S&P 500 Industrials”) and (iii) the S&P 600 Building Products Index ("S&P 600 Building Products"). The graph assumes investments of $100 in our common stock and in each of the four indices and the reinvestment of dividends for the last five fiscal years through December 31, 2025.

	12/31/2020	12/31/2021	12/30/2022	12/29/2023	12/31/2024	12/31/2025
IBP	100	138	87	189	183	276
Russell 2000	100	115	91	107	119	134
S&P 500 Industrials	100	121	114	135	158	189
S&P 600 Building Products	100	125	104	137	177	193

Issuer Purchases of Equity Securities
The following table shows the stock repurchase activity, including shares surrendered by employees in connection with the vesting of restricted stock awards, for the three months ended December 31, 2025:

	Total Number of Shares Purchased (2) (3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1 - October 31, 2025	32	$240.32	—	$365.0	million
November 1 - November 30, 2025	150,006	250.96	150,000	327.4	million
December 1 - December 31, 2025	—	—	—	327.4	million
	150,038	$250.96	150,000	$327.4	million

(1)    Our board of directors authorized a stock repurchase program that we announced on February 27, 2025 that allows for the repurchase of up to $500.0 million of our outstanding common stock through March 1, 2026. We repurchased $172.6 million of common stock under our stock repurchase program during the year ended December 31, 2025. On February 26, 2026, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $500.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2027. For further information about our stock repurchase programs, see Note 13, Stockholders' Equity, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
(2) Includes 150 thousand shares purchased from PJAM IBP Holdings, Inc. as part of the Company's stock repurchase program in a privately negotiated transaction for an aggregate price of $37.6 million, or $250.96 per share. For additional information, see Part II, Item 8, Financial Statements and Supplementary Data, Note 16, Related Party Transactions.
(3) Includes 38 shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 108 shares of restricted stock awarded under our 2014 and 2023 Omnibus Incentive Plans.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
During 2025, we did not issue or sell any unregistered equity securities.
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
OVERVIEW
We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products, including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving, mirrors and other products throughout the United States. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects in all 48 continental states and the District of Columbia from our national network of more than 250 branch locations. 93% of our net revenue comes from the service-based installation of these products across all of our end markets and forms our Installation operating segment and single reportable segment. In addition, we have regional distribution operations that serve the Midwest, Mountain West, Northeast and Mid-Atlantic regions of the United States, and we operate multiple cellulose manufacturing facilities. We believe our business is well positioned to continue to profitably grow due to our strong balance sheet, liquidity and our continuing acquisition strategy.
A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, inflation, consumer confidence, employment rates, housing inventory levels and affordability, foreclosure rates, the health of the economy and the availability of mortgage financing. Our strategic acquisitions over the last several years continue to contribute to our operating results.
We have omitted discussion of 2023 results in the sections that follow where it would be redundant to the discussion previously included in Part II, Item 7, of Form 10-K for the year ended December 31, 2024.
2025 Highlights
Net revenues increased 1.0%, or $29.5 million to $2,970.8 million, while gross profit increased 1.5% to $1,009.3 million during the year ended December 31, 2025 compared to 2024. The increase in net revenue was primarily due to the 10.4% increase in commercial end market same branch sales growth, selling price and product mix improvements, and the contribution of our recent acquisitions, partially offset by sales decreases in the residential end markets. The increase in gross profit was primarily driven by selling price and product mix improvements and improved management of material costs. Specifically, gross profit outpaced sales growth due to higher selling prices compared to the prior year as we continued to prioritize profitability over sales volume. Certain net revenue and industry metrics we use to monitor our operations are discussed in the "Key Measures of Performance" section below, and further details regarding results of our various end markets are discussed further in the "Net Revenue, Cost of Sales and Gross Profit" section below.
We generated approximately $371.4 million of cash from operating activities during the year ended December 31, 2025. As of December 31, 2025, we had $321.9 million of cash and cash equivalents and have not drawn on our revolving line of credit. This strong liquidity position allowed us to return capital to shareholders by increasing our regular quarterly dividends and our annual variable dividend by 6% during the year ended December 31, 2025 compared to 2024. In total, we paid $87.6 million in dividends and returned additional capital to shareholders by repurchasing $172.6 million of our outstanding common stock in 2025. Overall, we increased the amount of capital returned to shareholders in 2024 by 13.1% during the year ended December 31, 2025. See Note 8, Long-term Debt, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for more information on our revolving line of credit.
We continued to diversify our operations through our acquisition strategy by investing $51.5 million during the year ended December 31, 2025. We acquired seven businesses in 2025 that we expect to contribute approximately $53.3 million in annual aggregate revenues, and we also completed four bolt-on acquisitions that were merged into our existing businesses. We will continue to use our disciplined approach in identifying and purchasing attractive acquisition targets to meet our goal of acquiring at least $100.0 million in annual aggregate revenue in 2026.

Additionally, in October 2025 we published our annual ESG report which highlights important milestones and our commitment to the environment, employees, communities and stakeholders.
The residential homebuilding market is expected to remain stable in 2026, supported by forecasted housing starts that are anticipated to be generally consistent with 2025 levels. Elevated spec home inventory and mortgage interest rates may continue to suppress demand, particularly when combined with broader macroeconomic volatility. We believe there are several trends that should drive long-term growth in the housing market, even if there are temporary periods of slowed growth. These favorable long-term trends include an aging housing stock, population growth, persistent housing shortages, demographic changes and household formation growth. We expect that our net revenue, gross profit and operating income will benefit from this growth over time. While U.S. economic growth and employment data remain healthy, and we anticipate our business will continue to grow organically, a temporary slowdown in the homebuilding industry could negatively impact our results in the near term.

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
We generated approximately $340.0 million of cash from operating activities during the year ended December 31, 2024. As of December 31, 2024, we had $327.6 million of cash and cash equivalents and have not drawn on our revolving line of credit. Our liquidity remains strong despite investing $88.6 million in our acquisition strategy, and more than tripling the 2023 amount of returned to shareholders through repurchasing $145.3 million of our Company's stock and paying $84.7 million in dividends during the year ended December 31, 2024.
During the year ended December 31, 2024, we experienced overall sales growth in all of our end markets and we achieved 3.5% year over year same branch sales growth, with acquisitions contributing the remaining portion of our total sales growth. The multi-family subset of the residential new construction market grew 6.5% over the same period in 2023 based on the backlog of jobs in that end market. Our commercial end market experienced sales growth of 3.0% during the year ended December 31, 2024 primarily through contributions from our recent acquisitions.
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

The following table shows certain key measures of performance we utilize to evaluate our results:

	Years ended December 31,
	2025	2024	2023
Period-over-Period Growth
Consolidated Sales Growth	1.0%	5.9%	4.1%
Consolidated Same Branch Sales Growth (1)	(1.3)%	3.5%	0.2%

Installation
Sales Growth (2)	0.1%	6.0%	3.7%
Same Branch Sales Growth (1)(2)	(1.5)%	3.8%	(0.1)%
Single-Family Sales Growth (3)	(1.9)%	6.4%	(5.4)%
Single-Family Same Branch Sales Growth (1)(3)	(4.1)%	3.6%	(9.0)%
Multi-Family Sales Growth (4)	(5.4)%	6.5%	35.0%
Multi-Family Same Branch Sales Growth (1)(4)	(5.7)%	5.6%	33.3%
Residential Sales Growth (5)	(2.6)%	6.4%	1.0%
Residential Same Branch Sales Growth (1)(5)	(4.4)%	4.0%	(2.3)%
Commercial Sales Growth (6)	11.2%	3.0%	17.2%
Commercial Same Branch Sales Growth (1)(6)	10.4%	1.2%	11.5%

Other, net of Eliminations
Sales Growth (7)(11)	15.5%	3.7%	10.7%
Same Branch Sales Growth (1)(7)(11)	2.3%	(1.0)%	5.2%

Same Branch Sales Growth - Installation (8)
Volume Growth (1)(9)(11)	(5.7)%	0.2%	(8.4)%
Price/Mix Growth (1)(10)(11)	1.6%	3.7%	7.2%

U.S. Housing Market (12)
Total Completions Growth	(7.9)%	12.3%	4.2%
Single-Family Completions Growth	(0.8)%	1.8%	(2.3)%
Multi-Family Completions Growth	(20.3)%	35.4%	22.1%

(1)	Same-branch basis represents period-over-period change in sales for branch locations owned greater than 12 months as of each financial statement date.
(2)	Calculated based on period-over-period change in sales of all end markets for our Installation segment.
(3)	Calculated based on period-over-period change in sales in the single-family subset of the residential new construction end market for our Installation segment.
(4)	Calculated based on period-over-period change in sales in the multi-family subset of the residential new construction end market for our Installation segment.
(5)	Calculated based on period-over-period change in sales in the residential new construction end market for our Installation segment.
(6)	Calculated based on period-over-period change in sales in the total commercial end market for our Installation segment. Our commercial end market consists of heavy and light commercial projects.
(7)	Calculated based on period-over-period net sales change, excluding intercompany transactions, in our Other category which consists of our Manufacturing and Distribution operating segments.
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

(11)	We revised this calculation to exclude certain intercompany sales. Percentages in all periods presented conform to this revised method.
(12)	U.S. Census Bureau data, as revised.

Net revenue, cost of sales and gross profit
The components of gross profit for the years ended December 31, 2025, 2024 and 2023 were as follows (in millions):

	2025	Change	2024	Change	2023
Net revenue	$2,970.8	1.0%	$2,941.3	5.9%	$2,778.6
Cost of sales	1,961.5	0.8%	1,946.8	5.4%	1,847.9
Gross profit	$1,009.3	1.5%	$994.5	6.9%	$930.7
Gross profit percentage	34.0%		33.8%		33.5%
Net revenue increased during the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to increased sales in our commercial end market and contributions from our recent acquisitions. Same branch sales from our single-family end market declined 4.1% while same branch sales from our multi-family end market remained resilient with a decrease of only 5.7%, far outpacing the 20.3% decline in national multi-family completions per U.S. Census Bureau data. These markets combined for a residential end market same branch sales decline of 4.4% for the year ended December 31, 2025 over 2024, driven primarily by lower job volume. Conversely, our commercial end market grew 11.2% primarily due to strong same branch sales growth of 10.4% as well as selling price and product mix improvements that were concentrated within our heavy commercial businesses.
The remaining overall growth in net revenue for the year ended December 31, 2025 is attributable to growth in our Distribution and Manufacturing operating segments. Sales in these operating segments, including intercompany sales, collectively grew from $197.9 million to $259.8 million for the year ended December 31, 2025 over 2024 which aligns with our strategy to enhance our procurement efforts through vertical integration in select product and end markets.
As a percentage of net revenue, gross profit increased during the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to customer and supplier mix changes, partially offset by increased insurance costs and additional vehicle depreciation expense. Despite a reduction in the number of installation jobs completed, we were able to increase gross profit as we continue to prioritize profitability over volume. We will continue to work with our suppliers to lessen the impact on our margins and with our customers to offset further cost increases through selling price adjustments.
Operating Expenses
Operating expenses for the years ended December 31, 2025, 2024 and 2023 were as follows (in millions):

	2025	Change	2024	Change	2023
Selling	$144.6	3.4%	$139.8	6.1%	$131.8
Percentage of total net revenue	4.9%		4.8%		4.7%
Administrative	$437.2	2.9%	$424.8	10.3%	$385.3
Percentage of total net revenue	14.7%		14.4%		13.9%
Asset impairment	$—	100.0%	$4.9	100.0%	$—
Percentage of total net revenue	—%		0.2%		—%
Amortization	$41.1	(3.3)%	$42.5	(4.5)%	$44.5
Percentage of total net revenue	1.4%		1.4%		1.6%
Selling
The dollar increase in selling expenses in 2025 was primarily driven by a year-over-year increase in selling compensation and credit losses on our increased net revenue of 1.0%. Selling expense increased as a percentage of sales primarily due to increased selling wages.
Administrative
The dollar increase in administrative expenses in 2025 was primarily due to an increase in compensation, which was attributable to both acquisitions and wage inflation. Also, facility expenses and insurance costs increased due to inflationary pressures and costs attributable to acquisitions contributed to the overall increase in administrative operating expenses. During

2025, we saw our administrative costs increase as a percentage of sales primarily due to inflationary pressures on compensation, rent and insurance, which were partially offset by lower transaction fees and decreased costs driven by organizational optimization.
Asset Impairment
During the second quarter of 2024, we elected to wind down the operations of a branch that installs one of our non-core building products. As a result, we deemed it necessary to perform an interim assessment of tangible and intangible assets. During the year ended December 31, 2024, we recognized an intangible impairment charge of $4.6 million as a result of our assessment. In addition, we recognized an asset impairment charge of $0.3 million related to tangible assets. We did not recognize any impairment losses on our tangible or intangible assets during the year ended December 31, 2025.
Amortization
Our intangible assets include non-competes, customer relationships, trade names and other and backlog established upon acquisition of most businesses we acquire. Amortization expense decreased in 2025 primarily due to larger 2025 acquisitions occurring later in the year as compared to 2024. See Note 18, Business Combinations, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for information on our acquisitions.
Other Expense, net
Other expense, net for the years ended December 31, 2025, 2024 and 2023 was as follows (in millions):

	2025	Change	2024	Change	2023
Interest expense, net	$31.7	(14.1)%	$36.9	(0.3)%	$37.0
Other income	(2.3)	187.5%	(0.8)	20.0%	(1.0)
Total other expense, net	$29.4	(18.6)%	$36.1	0.3%	$36.0
Other expense, net decreased during 2025 compared to 2024. Interest expense, net decreased primarily due to prior year term loan repricing, which was offset by a decrease in interest income on money market accounts. See Note 8, Long-term Debt, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for further information regarding debt balances.
Income Tax Provision
Income tax provision and effective tax rates for the years ended December 31, 2025, 2024 and 2023 were as follows (in millions):

	2025	2024	2023
Income tax provision	$91.6	$89.8	$89.4
Effective tax rate	25.6%	25.9%	26.8%
During the years ended December 31, 2025 and 2024, our tax rate was unfavorably impacted by certain expenses not being deductible for income tax reporting purposes. Our tax rate for the year ended December 31, 2025 was favorably impacted by federal tax credits.
Other comprehensive (loss) income, net of tax
Other comprehensive (loss) income, net of tax for the years ended December 31, 2025, 2024 and 2023 were as follows (in millions):

	2025	2024	2023
Unrealized (loss) gain on cash flow hedge, net of taxes	$(12.9)	$1.3	$(6.9)
During the year ended December 31, 2025, we recorded unrealized losses, net of taxes, of $14.0 million on our cash flow hedges primarily due to the market's expectations for interest rates to decline in the future which offset the previous unrealized gains on our swaps. We also amortized $1.5 million of the remaining unrealized gains, off-market terms and unrealized losses on our terminated cash flow hedges to interest expense, net during the year ended December 31, 2025, not including tax effects of $0.4 million.
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
KEY FACTORS AFFECTING OUR OPERATING RESULTS
Inflation, Housing Affordability and Mortgage Interest Rates
Inflation has affected the economy as a whole since 2022, but began moderating in 2023 as the Federal Reserve took actions to stabilize inflation by raising the federal funds rate multiple times through July 2023. These rate hikes indirectly affected the 30-year fixed rate mortgage average in the United States, resulting in some rates peaking above 7% in recent years. These rate-driven pressures have curtailed housing demand as mortgage financing affordability has been reduced. Inflation rates in 2025 have remained above the 2% stated target, however the Federal Reserve has signaled plans to potentially lower rates further during 2026. While a more accommodating Federal Reserve monetary policy does not directly determine mortgage rates, the expected easing of rates will likely contribute to a downward trend in mortgage rates in the near term. We expect to be impacted by the current elevated rates into 2026 but anticipate pressures to lessen over time if mortgage rates are further reduced.
In addition, housing affordability is impacted by international trade as certain housing inputs such as lumber are more reliant on imports than domestic production. While we purchase the large majority of the products we install and sell domestically, our business could be impacted if overall home affordability is further reduced by higher material prices due to increased tariffs.
Trends in the Construction Industry
According to Fannie Mae's January 2026 forecast, 1.31 million housing starts are forecasted in 2026. Higher inflation and interest rates, as discussed above, reduced the demand and affordability of new homes in 2025. These headwinds may impact our business in the near term, but stable employment and lower existing home inventory levels in some markets continue to support demand for residential new construction activity despite the affordability concerns. As a result, while we expect cyclicality to continue in the housing industry, we believe the long-term opportunities in our residential and commercial end markets are favorable. There have been chronic housing shortages in some of the markets we serve and the backlog in our multi-family business demonstrates continued need for multi-family housing. According to Dodge Data & Analytics, commercial building starts in 2026, measured by investment dollars, are expected to increase 3% from 2025 while institutional building starts (a subset of the nonresidential construction market in which we participate) are expected to increase 6% from 2025. Regarding the repair and remodel markets, many existing homeowners are locked into low interest mortgages, and an aging housing stock exists in many areas of the United States, bolstering demand in this end market.
Our operating results may vary based on our product mix and the mix of our end markets among new single-family, multi-family and commercial builders and owners of existing homes. We maintain a mix of business among all types of homebuilders ranging from small custom builders to large regional and national homebuilders as well as a wide range of commercial builders. Net revenue derived from our ten largest homebuilder customers in the United States was approximately 14% for the year ended December 31, 2025. The residential new construction and repair and remodel markets represented approximately 76% of our total net revenue for both the years ended December 31, 2025 and 2024. The remaining portion was attributable to our distribution and manufacturing businesses and the commercial construction end market.
Cost and Availability of Materials
We typically purchase the materials we use in our business directly from manufacturers. The largest fiberglass manufacturers have cut production capacity during past business cycles which has caused periods of industry-wide supply allocations. While we are not currently experiencing material supply shortages, we could incur such shortages in 2026 and beyond if these manufacturers reduce production this year. We experience price increases from our suppliers from time to time, and we may have more difficulty raising selling prices to offset any material price increases in 2026 if housing demand slows. We could be subject to increased material pricing on some of the complementary building products we install and sell due to tariffs imposed on goods imported from certain foreign nations. The extent of these increases will depend on a variety of factors including the magnitude of each tariff, the extent our vendors pass on the tariffs they incur, and the number of countries subject to tariffs in the future. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations in 2026, to the extent that price increases cannot be passed on to our customers. We will continue to work with our customers to adjust selling prices to offset higher costs as they occur.
Cost of Labor
Our business is labor intensive. As of December 31, 2025, we had approximately 10,400 employees, most of whom work as installers on local construction sites. We anticipate a slower hiring pace in 2026, but still expect to spend more to hire, train and retain installers to support our business as tight labor availability continues within the construction industry. Our workers’ compensation costs also continue to rise as we increase our coverage for additional personnel. We were successful in achieving higher labor productivity as evidenced by our annual sales per installer per business day increasing 4% in 2025 as compared to 2024.
Our employee retention rates remained better than industry averages in the year ended December 31, 2025. We believe this is a result of our strong culture and the various programs meant to benefit our employees, including our financial wellness plan, emotional well-being coaching, longevity stock compensation plan and comprehensive benefit packages we offer. We also provide assistance from the Foundation meant to benefit our employees, their families and their communities. While improved retention drives lower costs to recruit and train new employees, resulting in greater installer productivity, these improvements are somewhat offset by the additional costs of these incentives.
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

LIQUIDITY AND CAPITAL RESOURCES
Our capital resources primarily consist of cash from operations and borrowings under our various debt agreements and capital equipment leases and loans. As of December 31, 2025, we had cash and cash equivalents of $321.9 million as well as access to $250.0 million under our asset-based lending credit facility (as defined below), less $3.5 million of outstanding letters of credit, resulting in total liquidity of $568.4 million. Liquidity may also be limited in the future by certain cash collateral limitations under our asset-based lending credit facility (as defined below), depending on the status of our borrowing base availability.
Short-Term Material Cash Requirements
For at least the next twelve months, our primary capital requirements are to fund working capital needs, operating expenses, acquisitions and capital expenditures and to meet principal and interest obligations and make required income tax payments. We may also use our resources to fund our optional stock repurchase program and pay quarterly and annual dividends. During 2026, we anticipate discretionary spending for capital improvements and quarterly dividends to approximate 2025 levels of approximately $70.6 million and $40.4 million, respectively, as well as approximately $48.6 million for our annual variable dividend to be paid March 31, 2026. In addition, we expect to use cash and cash equivalents to acquire various companies with a goal of at least $100.0 million in aggregate net revenue each fiscal year. The amount of cash paid for an acquisition is dependent on various factors, including the size and determined value of the business being acquired.
Firm commitments for funds as of December 31, 2025 included $79.0 million in interest and principals payments on long-term debt obligations including our 2028 Senior Notes (which, as described below, have now been redeemed in full), Term Loan, notes payable to sellers of acquisitions and vehicles purchased under the Master Loan and Security Agreement, the Master Equipment Agreement and the Master Loan Agreements. Additionally, we maintain certain production vehicles under a finance lease structure which will require $3.1 million in interest and principal payments under current agreements in 2026. We lease certain locations, vehicles and equipment under operating lease agreements that will require $41.1 million in funds over the next twelve months. Finally, we have various product supply agreements with several vendors that requires us to purchase a minimum quantity of inventory with variable and fixed rate pricing in 2026. Payments for income taxes cannot be estimated at this time, but our effective tax rate was 25.6% for the year ended December 31, 2025.
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
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our business needs, commitments and contractual obligations for at least the next 12 months as evidenced by our net positive cash flows from operations for the years ended December 31, 2025, 2024 and 2023. We believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions, but we cannot guarantee that such financing will be available on favorable terms, or at all.
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
Known obligations beyond the next twelve months as of December 31, 2025 are as follows (in millions):

2027	$105.0
2028	378.0
2029	53.6
2030	41.0
Thereafter	477.6
Known obligations above include $1.0 billion in interest and principal payments on long-term debt obligations through 2031. In addition, our finance leases will require $4.4 million in interest and principal payments under current agreements through 2030.

Operating lease obligations will require $67.0 million in payments beyond the next twelve months. Finally, we have various product supply agreements with several vendors that requires us to purchase a minimum quantity of inventory with variable and fixed rate pricing after 2026.
In January 2026, we completed an offering (the "2026 Offering") of $500.0 million aggregate principal amount of 5.625% Senior Notes due 2034 (the "2034 Senior Notes"). We used part of the proceeds from the 2026 Offering to redeem in full the 2028 Senior Notes. This transaction would have reduced the principal payments included in the 2028 known obligations by $300.0 million and increased the thereafter known obligations by $500.0 million in the above table. The increased principal and extended maturity of the 2034 Senior Notes will also increase the amount of interest we will be required to pay in 2026 and beyond. The $181.8 million in remaining proceeds on the 2034 Senior Notes will also increase our short-term liquidity and be used for short-term material cash obligations. See Note 20, Subsequent Events, in Item 8, Financial Statements and Supplementary Data of this Form 10-K for more information regarding the 2034 Senior Notes.
Sources and Uses of Cash and Related Trends
Working Capital
We carefully manage our working capital and operating expenses. As of December 31, 2025 and 2024, our working capital, including cash and cash equivalents, was $698.4 million, or 23.5% of net revenue, and $695.9 million, or 23.7% of net revenue, respectively. The increase in working capital year-over-year was driven primarily by accounts receivable increasing $10.2 million resulting from higher year over year net revenue, inventories increasing $8.4 million due to expanded distribution operations and accounts payable decreasing $27.6 million due to timing. We continue to look for opportunities to reduce our working capital as a percentage of net revenue.
The following table presents our cash flows (in millions):

	Years ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$371.4	$340.0	$340.2
Net cash used in investing activities	(112.0)	(159.1)	(103.4)
Net cash used in financing activities	(265.1)	(239.8)	(79.9)
Cash Flows from Operating Activities
Our primary source of cash provided by operations is revenues generated from installing or selling building products and the resulting operating income generated by these revenues. Operating income is adjusted for certain non-cash items, and our cash flows from operations can be impacted by the timing of our cash collections on sales and collection of retainage amounts. Our primary uses of cash from operating activities include payments for inventory, compensation costs, leases, income taxes and other general corporate expenditures included in net income. Net cash provided by operating activities increased from 2024 to 2025 primarily driven by higher net income due to increased consolidated sales of 1.0%. The increase was partially offset by the increase in accounts receivable and inventory due to higher sales and expanded distribution operations and the decrease in accounts payable.
Cash Flows from Investing Activities
Sources of cash from investing activities consist primarily of proceeds from the sales of property and equipment and, periodically, maturities from short term investments. Cash used in investing activities consists primarily of purchases of property and equipment, payments for acquisitions and, periodically, purchases of short term investments.
Net cash used by investing activities decreased from 2024 to 2025 primarily due to the decrease in payments for property and equipment purchases and acquisitions. We completed two less acquisitions in 2025 compared to 2024. The amount of cash paid for an acquisition is dependent on various factors, including the size and determined value of the business being acquired. See Note 18, Business Combinations, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for more information regarding our business acquisitions in 2025, 2024 and 2023.
As a result of declining job volumes, we strategically made fewer capital expenditures to purchase property and equipment during the year ended December 31, 2025. However, we expect to continue to support any increases in future net revenue through further capital expenditures. A significant portion of these capital expenditures were subsequently reimbursed via various vehicle and equipment notes payable, with related cash inflows shown in cash flows from financing activities.

Cash Flows from Financing Activities
Our sources of cash from financing activities consist of proceeds from periodic new issuances of debt (including the 2026 Offering) and from new vehicle and equipment notes payable. Cash used in financing activities consists primarily of debt repayments, acquisition-related obligations, dividends and stock repurchases.
We had a net use of cash in financing activities in both 2025 and 2024. The increase in cash used in financing activities in 2025 was primarily due to common stock repurchases increasing to $172.6 million during the year ended December 31, 2025 from $145.3 million during the year ended December 31, 2024. This was partially offset by increase in net proceeds from vehicle and equipment notes.
Debt
5.75% Senior Notes due 2028
In September 2019, we issued $300.0 million in aggregate principal amount of 5.75% senior unsecured notes (the “2028 Senior Notes”). In January, we redeemed in full the 2028 Senior Notes. The 2028 Senior Notes would have matured on February 1, 2028 and interest was payable semi-annually in cash in arrears on February 1 and August 1, commencing on February 1, 2020. The net proceeds from the 2028 Senior Notes offering were $295.0 million after debt issuance costs. See Note 20, Subsequent Events, in Item 8, Financial Statements and Supplementary Data of this Form 10-K for more information regarding the early redemption of our 2028 Senior Notes.
We also satisfied and discharged the indenture covering the 2028 Senior Notes in connection with the redemption of the 2028 Senior Notes. The indenture contained restrictive covenants that, among other things, limited the ability of the Company and certain of our subsidiaries (subject to certain exceptions) to: (i) incur additional debt and issue preferred stock; (ii) pay dividends on, redeem or repurchase stock in an aggregate amount exceeding 2.0% of market capitalization per fiscal year, or in an aggregate amount exceeding certain applicable restricted payment baskets; (iii) prepay subordinated debt; (iv) create liens; (v) make specified types of investments; (vi) apply net proceeds from certain asset sales; (vii) engage in transactions with affiliates; (viii) merge, consolidate or sell substantially all of our assets; and (ix) pay dividends and make other distributions from subsidiaries.
Credit Facilities
In February 2022, we amended and extended the term of our asset-based lending credit agreement (the "ABL Credit Agreement"). The ABL Credit Agreement increased the commitment under the asset-based lending credit facility (the "ABL Revolver") to $250 million from $200.0 million, and permits us to further increased the commitment amount up to $300.0 million. The amendment also extends the maturity date from September 26, 2024 to February 17, 2027. The ABL Revolver bears interest at either the base rate or the Secured Overnight Financing Rate ("Term SOFR"), at our election, plus a margin of 0.25% or 0.50% in the case of base rate loans or 1.25% or 1.50% for Term SOFR advances (in each case based on a measure of availability under the ABL Credit Agreement). The amendment also allows for modification of specified fees depend upon achieving certain sustainability targets, in addition to making other modifications to the ABL Credit Agreement. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of December 31, 2025 was $246.5 million. In January 2026, we amended the ABL Revolver to, among other things, increase the commitment amount of the ABL Revolver and extend its maturity to January 21, 2031. See Note 20, Subsequent Events, in Item 8, Financial Statements and Supplementary Data of this Form 10-K for more information regarding the latest amendment of the ABL Revolver.
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
The Term Loan amortizes in quarterly principal payments of $1.25 million, with any remaining unpaid balances due on the maturity date of March 28, 2031. As of December 31, 2025, we had $488.1 million, net of unamortized debt issuance costs, due on our Term Loan.
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
As of December 31, 2025, we were in compliance with all applicable covenants under the Term Loan Agreement, ABL Credit Agreement, and the 2028 Senior Notes.
Derivative Instruments
As of December 31, 2025, we had two active interest rate swaps. For a summary of notional amounts, maturity dates and interest rates for each of these swaps, see Note 12, Derivatives and Hedging Activities, in Item 8, Financial Statements and Supplementary Data of this Form 10-K. Together, these two swaps serve to hedge $400.0 million of the variable cash flows on our variable rate Term Loan through December 14, 2028. The assets associated with the interest rate swaps are included in other current assets and other non-current assets on the Consolidated Balance Sheets at their fair value amounts as described in Note 10, Fair Value Measurements, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
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
Total outstanding loan balances relating to our master loan and equipment agreements were $98.5 million and $82.3 million as of December 31, 2025 and 2024, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Consolidated Statements of Operations and Comprehensive Income. See Note 8, Long-term Debt, in Item 8, Financial Statements and Supplementary Data of this Form 10-K for more information regarding our Master Loan and Security Agreement, Master Equipment Lease Agreement and Master Loan Agreements.

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
The following table summarizes our outstanding bonds, letters of credit and cash-collateral (in millions):

As of December 31, 2025
Performance bonds	$142.7
Insurance letters of credit and cash collateral	72.4
Permit and license bonds	11.4
Total bonds and letters of credit	$226.5
We have $65.3 million included in our insurance letters of credit in the above table that are unsecured and therefore do not reduce total liquidity.
Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported using different assumptions or under different conditions. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. We believe the following critical accounting estimates require judgment and estimation in the preparation of our consolidated financial statements and to be fundamental to our results of operations. See Note 2, Significant Accounting Policies included in Item 8 of the Form 10-K for a summary of all of our significant accounting policies and their effect on our financial statements.
Revenue recognition
The majority of our revenues are recognized when we complete our contracts with customers to install building products and the control of the promised good or service is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For contracts that are not complete at the reporting date, we recognize revenue over time utilizing a cost-to-cost input method as we believe this represents the best measure of when goods and services are transferred to the customer. When this method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. Under the cost-to-cost method, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and can change throughout the duration of a contract due to contract modifications and other factors impacting job completion. Our cost estimation process is based on the knowledge, significant experience and judgment of project management, finance professionals and operational management to assess a variety of factors to determine revenues on uncompleted contracts. Such factors include historical performance, costs of materials and labor, change orders and the nature of the work to be performed. We generally review and reassess our estimates for each uncompleted contract at least quarterly to reflect the latest reliable information available. Changes in these estimates could favorably or unfavorably impact revenues and their related profits.
Goodwill Impairment
We performed an annual quantitative goodwill impairment test as of October 1, 2025 on our Distribution operating segment which we have determined is also a reporting unit. The estimate of the reporting unit’s fair value was determined by placing a 50% weighting on a discounted cash flow model and a 50% weighting on market-related model using current industry information that involve significant unobservable inputs (Level 3 inputs). Based on the results of this evaluation, we concluded that there were no impairments of goodwill, as the estimated fair value exceeded its carrying value by 18.4%. This is a decrease from the estimated fair value exceeding the carrying value by 32.1% on October 1, 2024. The primary reasons due to this decline was the additional carrying value resulting from a 2024 distribution acquisition and lower forecasted revenue and EBITDA in future periods due to near-term softening demand.
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
Our largest healthcare plan is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Consolidated Balance Sheets and was $4.9 million and $4.8 million as of December 31, 2025 and 2024, respectively.
We participate in multiple workers’ compensation plans covering a significant portion of our business. Under these plans, we use a high deductible program to cover losses above the deductible amount on a per claim basis. We accrue for the estimated losses occurring from both asserted and unasserted claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of IBNR claims. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. These claims are accounted for based on actuarial estimates of the undiscounted claims, including IBNR. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. As of December 31, 2025 and 2024, we estimated total short-term and long-term known and IBNR claims for workers' compensation to be $30.9 million and $27.7 million, respectively. As of December 31, 2025 and 2024, offsets of these liabilities were $4.8 million and $4.4 million, respectively, with insurance receivables and indemnification assets for claims under fully insured policies or claims that exceeded the stop loss limit.
We also participate in a high retention general liability insurance program and a high deductible auto insurance program. As of December 31, 2025 and 2024, general liability and auto insurance reserves included in other current and long-term liabilities were $43.3 million and $32.0 million, respectively. As of December 31, 2025 and 2024, offsets of these liabilities were $5.4 million and $2.8 million, respectively, with insurance receivables and indemnification assets for claims under fully insured policies or claims that exceeded the stop loss limit.
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
We have not made any material changes in our methodology used to establish our insurance reserves during the years ended December 31, 2025 and 2024, and none of the adjustments to our estimates have been material.
Recent Accounting Pronouncements
For a description of recently issued and/or adopted accounting pronouncements, see Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of December 31, 2025, we had $491.3 million outstanding on the Term Loan, net of unamortized debt issuance costs, no outstanding borrowings on the ABL Revolver and no outstanding borrowings under finance leases subject to variable interest rates. We had two active interest rate swaps which serve to hedge $400.0 million of the variable cash flows on our Term Loan until its maturity as of December 31, 2025. As a result, total variable rate debt of $91.3 million was exposed to market risks as of December 31, 2025. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $0.9 million. Our 2028 Senior Notes accrued interest at a fixed rate of 5.75%.
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
Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Installed Building Products, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Installed Building Products, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company’s evaluation of goodwill for impairment involves comparing the carrying value of each reporting unit to the estimated fair value of the reporting unit. The Company’s determination of estimated fair value of the reporting unit is determined by considering both the market approach and the income approach. The determination of the estimated fair value requires management to make significant estimates and assumptions related to the valuation of the reporting unit. Changes in these assumptions could have a significant impact on either the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. The Company’s consolidated goodwill balance was $450.4 million as of December 31, 2025, of which $95.8 million was allocated to the Distribution reporting unit as of the annual impairment test date, which is the reporting unit that exhibits significant sensitivity to changes in estimates and assumptions given the limited cushion between the carrying value and estimated fair value. As of the goodwill impairment test date of October 1, 2025, the estimated fair value of the Distribution reporting unit exceeded its carrying value by approximately 18.4%.

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
•We assessed the reasonableness of management’s forecast by comparing the forecasted revenue growth rates and forecasted EBITDA information used in the Distribution reporting units to historical growth rates, underlying analysis detailing business strategies and growth plans, internal communications to management and the board of directors, as well as comparing the forecasted revenue growth rates and forecasted EBITDA information to peer companies and industry historical and forecasted revenue growth rates.
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
February 26, 2026
We have served as the Company’s auditor since 2013.

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	As of December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$321.9	$327.6
Accounts receivable (less allowance for credit losses of $13.9 and $10.7 at December 31, 2025 and 2024, respectively)	444.1	433.9
Inventories	203.0	194.6
Prepaid expenses and other current assets	73.6	98.8
Total current assets	1,042.6	1,054.9
Property and equipment, net	183.3	174.8
Operating lease right-of-use assets	98.7	95.6
Goodwill	450.4	432.6
Customer relationships, net	172.2	178.8
Other intangibles, net	89.3	91.7
Other non-current assets	31.5	31.5
Total assets	$2,068.0	$2,059.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$36.6	$32.4
Current maturities of operating lease obligations	37.0	34.3
Current maturities of finance lease obligations	2.7	2.8
Accounts payable	119.0	146.6
Accrued compensation	69.5	66.4
Other current liabilities	79.4	76.5
Total current liabilities	344.2	359.0
Long-term debt	850.0	842.4
Operating lease obligations	61.4	61.0
Finance lease obligations	4.0	5.4
Deferred income taxes	24.7	26.3
Other long-term liabilities	73.8	60.5
Total liabilities	1,358.1	1,354.6
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred Stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 33,837,379 and 33,713,662 issued and 26,975,227 and 27,758,491 shares outstanding at December 31, 2025 and 2024, respectively	0.3	0.3
Additional paid in capital	284.1	261.3
Retained earnings	1,043.4	865.5
Treasury stock; at cost: 6,862,152 and 5,955,171 shares at December 31, 2025 and 2024, respectively	(640.0)	(456.8)
Accumulated other comprehensive income	22.1	35.0
Total stockholders’ equity	709.9	705.3
Total liabilities and stockholders’ equity	$2,068.0	$2,059.9
See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except share and per share amounts)

	Years ended December 31,
	2025	2024	2023
Net revenue	$2,970.8	$2,941.3	$2,778.6
Cost of sales	1,961.5	1,946.8	1,847.9
Gross profit	1,009.3	994.5	930.7
Operating expenses
Selling	144.6	139.8	131.8
Administrative	437.2	424.8	385.3
Asset impairment	—	4.9	—
Amortization	41.1	42.5	44.5
Operating income	386.4	382.5	369.1
Other expense, net
Interest expense, net	31.7	36.9	37.0
Other income	(2.3)	(0.8)	(1.0)
Income before income taxes	357.0	346.4	333.1
Income tax provision	91.6	89.8	89.4
Net income	$265.4	$256.6	$243.7
Other comprehensive (loss) income, net of tax:
Net change in cash flow hedges, net of tax benefit (provision) of $5.0, $(0.6) and $2.5 for the years ended December 31, 2025, 2024 and 2023, respectively	(12.9)	1.3	(6.9)
Comprehensive income	$252.5	$257.9	$236.8
Earnings Per Share:
Basic	$9.76	$9.16	$8.65
Diluted	$9.71	$9.10	$8.61
Weighted average shares outstanding:
Basic	27,201,802	28,030,187	28,161,583
Diluted	27,327,972	28,190,404	28,306,313

Cash dividends declared per share	$3.18	$3.00	$2.22
See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share and per share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE—January 1, 2023	33,429,557	$0.3	$228.8	$513.1	(5,123,075)	$(289.3)	$40.6	$493.5
Net income				243.7				243.7
Issuance of common stock awards to employees	151,606	—	—					—
Surrender of common stock awards					(54,802)	(6.6)		(6.6)
Share-based compensation expense			15.2					15.2
Share-based compensation issued to directors	6,538		0.7					0.7
Dividends declared ($2.22 per share)				(63.0)				(63.0)
Common stock repurchase					(42,486)	(6.3)		(6.3)
Net change in cash flow hedges, net of tax							(6.9)	(6.9)
BALANCE—January 1, 2024	33,587,701	$0.3	$244.7	$693.8	(5,220,363)	$(302.2)	$33.7	$670.3
Net income				256.6				256.6
Issuance of common stock awards to employees	121,775	—	—					—
Surrender of common stock awards					(37,020)	(8.0)		(8.0)
Share-based compensation expense			15.8					15.8
Share-based compensation issued to directors	4,186		0.8					0.8
Dividends declared ($3.00 per share)				(84.9)				(84.9)
Common stock repurchase					(697,788)	(146.6)		(146.6)
Net change in cash flow hedges, net of tax							1.3	1.3
BALANCE—January 1, 2025	33,713,662	$0.3	$261.3	$865.5	(5,955,171)	$(456.8)	$35.0	$705.3
Net income				265.4				265.4
Issuance of common stock awards to employees	91,489	—	—					—
Surrender of common stock awards					(56,981)	(9.1)		(9.1)
Share-based compensation expense			18.5					18.5
Share-based compensation issued to directors	5,425		0.9					0.9
Issuance of awards previously classified as liability awards	26,803		3.4					3.4
Dividends declared ($3.18 per share)				(87.5)				(87.5)
Common stock repurchase					(850,000)	(174.1)		(174.1)
Net change in cash flow hedges, net of tax							(12.9)	(12.9)
BALANCE—December 31, 2025	33,837,379	$0.3	$284.1	$1,043.4	(6,862,152)	$(640.0)	$22.1	$709.9

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$265.4	$256.6	$243.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	66.2	59.1	52.2
Amortization of operating lease right-of-use assets	37.6	32.9	29.0
Amortization of intangibles	41.1	42.5	44.5
Amortization of deferred financing costs and debt discount	1.5	1.6	1.9
Provision for credit losses	8.1	6.0	6.3
Write-off of debt issuance costs	—	1.5	0.9
Gain on sale of property and equipment	(1.6)	(1.9)	(1.9)
Noncash stock compensation	21.5	19.4	15.9
Asset impairment	—	4.9	—
Deferred income taxes	3.7	1.7	0.5
Other, net	(12.1)	(13.1)	(12.2)
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(13.7)	(10.8)	(25.1)
Inventories	(5.8)	(26.3)	16.5
Other assets	1.2	(7.9)	(11.0)
Accounts payable	(25.2)	(18.8)	5.1
Income taxes receivable/payable	2.1	3.4	(5.7)
Other liabilities	(18.6)	(10.8)	(20.4)
Net cash provided by operating activities	371.4	340.0	340.2
Cash flows from investing activities
Purchases of property and equipment	(70.6)	(88.6)	(61.6)
Acquisitions of businesses, net of cash acquired of $—, $— and $0.5 in 2025, 2024 and 2023, respectively	(51.5)	(88.6)	(59.6)
Proceeds from sale of property and equipment	2.7	2.9	2.7
Settlements with interest rate swap counterparties	13.6	17.5	16.7
Other, net	(6.2)	(2.3)	(1.6)
Net cash used in investing activities	$(112.0)	$(159.1)	$(103.4)

INSTALLED BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	Years ended December 31,
	2025	2024	2023
Cash flows from financing activities
Proceeds from term loan (Note 8)	$—	$186.0	$—
Payments on term loan (Note 8)	(5.0)	(179.8)	(5.0)
Proceeds from vehicle and equipment notes payable	46.3	28.7	38.7
Debt issuance costs	—	(1.5)	(0.5)
Principal payments on long-term debt	(31.2)	(30.0)	(29.5)
Principal payments on finance lease obligations	(3.1)	(3.0)	(2.9)
Acquisition-related obligations	(2.8)	(2.2)	(4.7)
Dividends paid	(87.6)	(84.7)	(63.1)
Repurchase of common stock	(172.6)	(145.3)	(6.3)
Surrender of common stock awards by employees	(9.1)	(8.0)	(6.6)
Net cash used in financing activities	(265.1)	(239.8)	(79.9)
Net change in cash and cash equivalents	(5.7)	(58.9)	156.9
Cash and cash equivalents at beginning of period	327.6	386.5	229.6
Cash and cash equivalents at end of period	$321.9	$327.6	$386.5
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$41.0	$43.7	$42.5
Income taxes, net of refunds	82.1	83.6	92.5
Supplemental disclosure of noncash activities
Right-of-use assets obtained in exchange for operating lease obligations	$40.7	$49.4	$30.7
Property and equipment obtained in exchange for finance lease obligations	1.9	2.0	3.3
Seller obligations in connection with acquisition of businesses	5.0	5.6	9.3
Unpaid purchases of property and equipment included in accounts payable	0.9	5.7	3.1
Accrued excise tax on common stock repurchases	1.5	1.3	—
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
Use of Estimates
Preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Management believes the accounting estimates are appropriate and reasonably determined; however, due to the inherent uncertainties in making these estimates, actual amounts could differ from such estimates.
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
Revenues for our Distribution and Manufacturing operating segments which are included in the Other category are accounted for on a point-in-time basis when the sale occurs, adjusted accordingly for any return provisions. Sales taxes are not included in revenue as we act as a conduit for collecting and remitting sales taxes to the appropriate government authorities. The point-in-time recognition is when we transfer the promised products to the customer and the customer obtains control of the products depending upon the agreed upon terms in the contract.
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
Retainage receivables represent the amount retained by our customers to ensure the quality of the installation and is received after satisfactory completion of each installation project. Management regularly reviews aging of retainage receivables and changes in payment trends and records an allowance when collection of amounts due are considered at risk. Amounts retained by project owners under construction contracts and included in accounts receivable were $67.1 million and $65.9 million as of December 31, 2025 and 2024, respectively. In addition, as of December 31, 2025 and 2024, $0.8 million and $0.5 million of long-term retainage receivables were recorded in other non-current assets, respectively.
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
Concentration of Credit Risk
Credit risk is our risk of financial loss from the non-performance of a contractual obligation on the part of our counterparty. Such risk arises principally from our receivables from customers and cash and bank balances. Substantially all of our trade accounts receivable are from entities engaged in residential and commercial construction. We perform periodic credit evaluations of our customers’ financial condition. The general credit risk of our counterparties is not considered to be significant. In addition, no individual customer made up more than 3% of accounts receivable or 5% of net revenue for the years ended December 31, 2025, 2024 and 2023.
Inventories
Inventories consist of insulation, waterproofing materials, fireproofing and fire-stopping materials, garage doors, rain gutters, window blinds, shower doors, mirrors, closet shelving and other products. We value inventory at each balance sheet date to ensure that it is carried at the lower of cost or net realizable value with cost determined using the first-in, first-out (“FIFO”) method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. As of December 31, 2025 and 2024, substantially all inventory was finished goods. Inventory provisions are recorded to reduce inventory to the lower of cost or net realizable value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage, and specific identification of items such as product discontinuance, engineering/material changes, or regulatory-related changes.
Property and Equipment
Estimated useful lives vary by asset class and generally are: the shorter of the lease term or five years for vehicles; three to five years for furniture, fixtures, and equipment; and five to 30 years for leasehold improvements and buildings. The useful lives of leasehold improvements are typically limited to the shorter of the estimated useful life of the asset or the related lease term. Leasehold improvements associated with leases under common‑control arrangements are amortized over the useful life of the asset, regardless of the lease term.
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
The estimate of a reporting unit’s fair value is determined by weighting a discounted cash flow model and a market-related model using current industry information that involve significant unobservable inputs (Level 3 inputs). In determining the estimated future cash flow, we consider and apply certain estimates and judgments using our historical knowledge, external valuation experts, current market trends and other information. These estimates and judgments include current and projected future levels of income based on management’s plans, business trends, prospects, market and economic conditions and market-participant considerations. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to each reporting unit.
Impairment of Other Intangible and Long-Lived Assets
Other intangible assets consist of customer relationships, backlog, non-competition agreements and business trademarks and trade names. Amortization of finite lived intangible assets is recorded to reflect the pattern of economic benefits based on projected revenues over their respective estimated useful lives (customer relationships – eight to 15 years, backlog – 12 to 36 months, non-competition agreements – one to five years and business trademarks, tradenames and other – two to 15 years). We do not have any indefinite-lived intangible assets other than goodwill.
We review long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair net realizable value less cost to sell at the date management commits to a plan of disposal. Certain long-lived assets were impaired based on estimated future cash flows due to the wind down of a single branch during the year ended December 31, 2024. There was no impairment loss for the years ended December 31, 2025 and 2023. See Note 10, Fair Value Measurements for more information on impairment.
Other Liabilities
Our workers’ compensation insurance program, for a significant portion of our business, is a high deductible program whereby we are responsible for costs under $1.0 million for each claim. Our general liability insurance program is a combined high retention/deductible program whereby we are responsible for costs up to $5.0 million for each claim, subject to an aggregate cap of $10.0 million. This general liability insurance program contains coverage for construction defects, subject to a separate aggregate cap and occurrence deductible. Our vehicle liability insurance program is a high deductible program whereby we are responsible for costs under $1.0 million for each claim, and any costs above $5.0 million up to $10.0 million. In each case, if we do not pay these claims, our insurance carriers are required to make these payments to the claimants on our behalf. The liabilities represent our best estimate of our costs, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported for all claims incurred through December 31, 2025 and 2024. We establish case reserves for reported claims using case-basis evaluation of the underlying claims data and we update as information becomes known. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Treasury Stock
Repurchases of our common stock are recorded at cost and classified as Treasury Stock on our Consolidated Balance Sheets. As of December 31, 2025, we have not re-issued any of our treasury stock, but may do so periodically.
Advertising Costs
Advertising costs are generally expensed as incurred. Advertising expense was approximately $5.8 million, $6.0 million, and $5.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. These costs are included in selling expense on the Consolidated Statements of Operations and Comprehensive Income.
Deferred Financing Costs
Deferred financing costs and debt issuance costs combined, totaling $4.8 million and $6.3 million, net of accumulated amortization as of December 31, 2025 and 2024, respectively, are amortized over the term of the related debt on a straight-line basis which approximates the effective interest method. The deferred financing costs are included in other non-current assets while the debt issuance costs are included in long-term debt on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. The related amortization expense of these costs combined was $1.5 million, $1.6 million and $1.9 million and is included in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, respectively.
We wrote off $1.5 million and $0.5 million in previously capitalized loan costs during the years ended December 31, 2024 and 2023, respectively. In addition, we expensed loan costs of approximately $3.5 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively, associated with our credit facilities because they did not meet the requirements for capitalization. We had no such write offs or expenses during the year ended December 31, 2025. These amounts are included in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income. We also had $0.9 million and $0.1 million in new costs associated with the debt-related financing transactions incurred during the years ended December 31, 2024 and 2023, respectively.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Estimated Fair Value of Financial Instruments
See Note 10, Fair Value Measurements, for related accounting policies.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Pronouncements

Standard	Effective Date	Adoption
ASU 2023-09 "Income Taxes" (Topic 740): Improvements to Income Tax Disclosures.	January 1, 2025
This pronouncement amends Topic 740 to require all entities to disclose specific categories in the rate reconciliation, income taxes paid, and other income tax information. We applied the pertinent provisions of this pronouncement prospectively for the year ended December 31, 2025. The adoption impacted the disclosures within the financial statements, but did not affect our financial position or the results of operations. See Note 15 to our Consolidated Financial Statements for more information regarding our income taxes.

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

ASU 2025-09 “Derivatives and Hedging” (Topic 815): Hedge Accounting Improvements.	This pronouncement introduces targeted improvements to more closely align hedge accounting with the economics of an entity's risk management activities.	Effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted.	The Company will adopt and apply the guidance as prescribed by this ASU to derivatives and hedge accounting that occur after the effective date. We are currently assessing the impact of the adoption on our consolidated financial statements and related disclosures.
ASU 2025-11 “Interim Reporting” (Topic 270): Narrow-Scope Improvements.	This pronouncement amends Topic 270 to improve the navigability of the required interim disclosures and clarify when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods and add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity.	Effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. Early adoption is permitted.
The Company will adopt and apply the guidance as prescribed by this ASU to interim reporting that occur after the effective date. We do not expect this to materially effect our consolidated financial statements and related disclosures.

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

	Years ended December 31,
Installation:	2025		2024		2023
Residential new construction	$2,072.1	70%	$2,127.3	72%	$1,999.4	72%
Repair and remodel	179.4	6%	174.0	6%	159.0	6%
Commercial	512.1	17%	460.6	16%	447.2	16%
Net revenue, Installation	$2,763.6	93%	$2,761.9	94%	$2,605.6	94%
Other	207.2	7%	179.4	6%	173.0	6%
Net revenue, as reported	$2,970.8	100%	$2,941.3	100%	$2,778.6	100%

	Years ended December 31,
Installation:	2025		2024		2023
Insulation	$1,708.9	58%	$1,767.7	60%	$1,666.0	60%
Shower doors, shelving and mirrors	218.8	7%	209.9	7%	191.5	7%
Garage doors	172.9	6%	176.1	6%	168.5	6%
Waterproofing	160.7	5%	142.2	5%	133.3	5%
Rain gutters	124.9	4%	126.4	4%	119.0	4%
Fireproofing/firestopping	116.6	4%	86.3	3%	73.7	3%
Window blinds	76.6	3%	75.8	3%	65.2	2%
Other building products	184.2	6%	177.5	6%	188.4	7%
Net revenues, Installation	$2,763.6	93%	$2,761.9	94%	$2,605.6	94%
Other	207.2	7%	179.4	6%	173.0	6%
Net revenue, as reported	$2,970.8	100%	$2,941.3	100%	$2,778.6	100%
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
Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in millions):

	As of December 31,
	2025	2024
Contract assets	$27.3	$33.2
Contract liabilities	(20.5)	(19.7)

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Uncompleted contracts were as follows (in millions):

	As of December 31,
	2025	2024
Costs incurred on uncompleted contracts	$213.7	$248.4
Estimated earnings	158.5	128.5
Total	372.2	376.9
Less: Billings to date	355.5	352.9
Net under billings	$16.7	$24.0
Net under billings were as follows (in millions):

	As of December 31,
	2025	2024
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$27.3	$33.2
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(10.6)	(9.2)
Net under billings	$16.7	$24.0
The difference between contract assets and contract liabilities as of December 31, 2025 compared to December 31, 2024 is primarily the result of timing differences between our performance of obligations under contracts and customer payments and billings. During the year ended December 31, 2025, we recognized $19.1 million of revenue that was included in the contract liability balance at December 31, 2024. We did not recognize any impairment losses on our contract assets during the years ended December 31, 2025, 2024 and 2023.
Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $162.9 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

NOTE 4 – CREDIT LOSSES
We account for credit losses under ASC 326 using an expected credit loss impairment model for accounts receivable. We consider information such as historical experience, present economic conditions and other relevant factors management considers relevant to estimate expected credit losses.
Changes in our allowance for credit losses were as follows (in millions):

January 1, 2023	$9.5
Current period provision	6.3
Recoveries collected and additions	0.5
Amounts written off	(5.1)
December 31, 2023	$11.2
Current period provision	6.0
Recoveries collected and additions	0.9
Amounts written off	(7.4)
December 31, 2024	$10.7
Current period provision	8.1
Recoveries collected and additions	0.5
Amounts written off	(5.4)
December 31, 2025	$13.9

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – CASH AND CASH EQUIVALENTS
Cash and cash equivalents include money market funds which are highly liquid instruments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase. These money market funds amounted to approximately $278.8 million and $296.7 million as of December 31, 2025 and 2024, respectively. See Note 10, Fair Value Measurements, for additional information.
NOTE 6 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in millions):

	As of December 31,
	2025	2024
Land	$0.1	$0.1
Buildings	3.9	3.9
Leasehold improvements	18.5	16.9
Furniture, fixtures and equipment	123.7	101.5
Vehicles and equipment	412.7	383.3
Property and equipment, gross	558.9	505.7
Less: accumulated depreciation and amortization	(375.6)	(330.9)
Property and equipment, net	$183.3	$174.8
We recorded the following depreciation and amortization expense on our property and equipment, by income statement category (in millions):

	Years ended December 31,
	2025	2024	2023
Cost of sales	$61.4	$55.4	$49.2
Administrative	4.7	3.7	3.0
NOTE 7 – GOODWILL AND INTANGIBLES
Goodwill
The change in carrying amount of goodwill by reporting segment for the year ended December 31, 2024 was as follows (in millions):

	Installation	Other	Consolidated
Goodwill (gross) - January 1, 2024	$375.2	$93.6	$468.8
Business combinations	26.0	7.1	33.1
Other adjustments	0.7	—	0.7
Goodwill (gross) - December 31, 2024	401.9	100.7	502.6
Accumulated impairment losses	(70.0)	—	(70.0)
Goodwill (net) - December 31, 2024	$331.9	$100.7	$432.6
Other adjustments presented in the above table primarily include goodwill derived from two insignificant bolt-on acquisitions merged into an existing operation during the year ended December 31, 2024.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The change in carrying amount of goodwill by reporting segment for the year ended December 31, 2025 was as follows (in millions):

	Installation	Other	Consolidated
Goodwill (gross) - January 1, 2025	$401.9	$100.7	$502.6
Business combinations	6.4	10.0	16.4
Other adjustments	1.4	0.0	1.4
Goodwill (gross) - December 31, 2025	409.7	110.7	520.4
Accumulated impairment losses	(70.0)	—	(70.0)
Goodwill (net) - December 31, 2025	$339.7	$110.7	$450.4
Other adjustments presented in the above table primarily include goodwill derived from four insignificant bolt-on acquisitions merged into existing operations during the year ended December 31, 2025. For additional information regarding changes to goodwill resulting from acquisitions, see Note 18, Business Combinations.
On October 1, 2025, our measurement date, we tested goodwill for impairment by reporting unit. We have the option to either assess goodwill for impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value is less than its carrying value, or to bypass the qualitative evaluation and perform a quantitative assessment. For the Installation and Manufacturing reporting unit, we performed a qualitative assessment in conformity with generally accepted accounting principles and determined that no impairment of goodwill was required. For our Distribution reporting unit, we elected to perform an individual quantitative assessment. The assessment approximated the fair value of the Distribution reporting unit by weighting a discounted cash flow model and a market-related model in consultation with an external valuation expert. Based on this assessment, we determined that no impairment of goodwill was required for our Distribution reporting unit.
We had no material impairment of goodwill for the years ended December 31, 2025, 2024 or 2023. Accumulated impairment losses included within the above table were incurred over multiple periods, with the latest material impairment charge being recorded during the year ended December 31, 2010. These accumulated losses were assigned to our Installation reporting unit.
Intangibles, net
The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in millions):

	As of December 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$407.8	$235.6	$172.2	$386.4	$207.6	$178.8
Covenants not-to-compete	36.0	30.5	5.5	34.6	27.1	7.5
Trademarks, tradenames and other	148.0	64.7	83.3	139.5	55.3	84.2
Backlog	22.4	21.9	0.5	21.6	21.6	—
Total intangibles	$614.2	$352.7	$261.5	$582.1	$311.6	$270.5
The gross carrying amount of intangibles increased approximately $32.1 million and $43.0 million during the years ended December 31, 2025 and 2024, respectively. Intangibles associated with business combinations accounted for approximately $28.0 million and $49.0 million of the increases during the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2024, we recorded a $4.6 million intangible impairment charge related to the wind down of a single branch. During each of the years ended December 31, 2025 and 2023, we did not record any impairments on intangible assets. For more information on business combinations and asset impairments, see Note 18, Business Combinations and Note 10, Fair Value Measurements, respectively. Amortization expense on intangible assets totaled approximately $41.1 million, $42.5

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million, and $44.5 million during the years ended December 31, 2025, 2024 and 2023, respectively. Remaining estimated aggregate annual amortization expense is as follows (in millions):

2026	$38.5
2027	33.6
2028	30.0
2029	27.2
2030	25.9
Thereafter	106.3
NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following (in millions):

	As of December 31,
	2025	2024
2028 Senior Notes, net of unamortized debt issuance costs of $1.2 and $1.8, respectively	$298.8	$298.2
Term loan, net of unamortized debt issuance costs of $3.1 and $3.7, respectively	488.1	492.5
Vehicle and equipment notes, maturing through December 2030; payable in various monthly installments, including interest rates ranging from 1.9% to 7.3%	98.5	82.3
Various notes payable, maturing through October 2028; payable in various annual installments, including interest rate at 5.0%	1.2	1.8
	886.6	874.8
Less: current maturities	(36.6)	(32.4)
Long-term debt, less current maturities	$850.0	$842.4
Remaining required repayments of debt principal, gross of unamortized debt issuance costs, as of December 31, 2025 are as follows (in millions):

2026	$36.6
2027	32.6
2028	325.7
2029	18.5
2030	11.3
Thereafter	466.2
5.75% Senior Notes due 2028
In September 2019, we issued $300.0 million in aggregate principal amount of 5.75% senior unsecured notes (the “2028 Senior Notes”). The 2028 Senior Notes were set to mature on February 1, 2028 and interest was payable semi-annually in cash in arrears on February 1 and August 1. The net proceeds from the 2028 Senior Notes offering were $295.0 million after debt issuance costs. In January 2026, we issued the 2034 Senior Notes (as defined below), and part of the proceeds of the offering were used to redeem the 2028 Senior Notes in full. See Note 20, Subsequent Events, for additional information.
The indenture covering the 2028 Senior Notes was discharged and satisfied in connection with the redemption of the 2028 Senior Notes. The indenture contained restrictive covenants that, among other things, limited the ability of the Company and certain of our subsidiaries (subject to certain exceptions) to: (i) incur additional debt and issue preferred stock; (ii) pay dividends on, redeem or repurchase stock in an aggregate amount exceeding 2.0% of market capitalization per fiscal year, or in an aggregate amount exceeding certain applicable restricted payment baskets; (iii) prepay subordinated debt; (iv) create liens; (v) make specified types of investments; (vi) apply net proceeds from certain asset sales; (vii) engage in transactions with affiliates; (viii) merge, consolidate or sell substantially all of our assets; and (ix) pay dividends and make other distributions from subsidiaries.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credit Facilities
In February 2022, we amended and extended the term of our asset-based lending credit agreement (the "ABL Credit Agreement"). The ABL Credit Agreement increased the commitment under the asset-based lending credit facility (the "ABL Revolver") to $250.0 million from $200.0 million, and permits us to further increase the commitment amount up to $300.0 million. The amendment also extended the maturity date from September 26, 2024 to February 17, 2027. The ABL Revolver bears interest at either the base rate or the Secured Overnight Financing Rate ("Term SOFR"), at our election, plus a margin of 0.25% or 0.50% in the case of base rate loans or 1.25% or 1.50% for Term SOFR advances (in each case based on a measure of availability under the ABL Credit Agreement). The amendment also allows for modification of specified fees dependent upon achieving certain sustainability targets, in addition to making other modifications to the ABL Credit Agreement. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of December 31, 2025 was $246.5 million. In January 2026, we entered into the ABL Fourth Amendment (as defined below) which increased the commitment under the ABL Revolver to $375.0 million and extended the maturity date to January 21, 2031. For additional information regarding the ABL Fourth Amendment, see Note 20, Subsequent Events.
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
In March 2024, we entered into Amendment No. 3 to our Term loan Credit Agreement ("Third Amendment"). The Third Amendment amended certain terms of the previous seven-year term loan facility with Royal Bank of Canada as the administrative agent and collateral agent thereunder under our credit agreement (the “Term Loan Agreement”), dated as of December 14, 2021 (as previously amended by the First Amendment thereto dated April 28, 2023 and the Second Amendment thereto dated August 14, 2023). The Third Amendment allowed for the issuance of a new term loan (the "Term Loan") in the amount of $500 million which will mature on March 28, 2031. Net proceeds of the Term Loan were used to refinance the remaining $490.0 million on our previous term loan, pay fees and increase working capital. In November 2024, we repriced our Term Loan by entering into the ABL Fourth Amendment (as defined below). The amended Term Loan now bears interest, at our option, at a rate equal to either: the adjusted Term SOFR plus 1.75% per annum, or an alternative base rate plus 0.75%.
The Term Loan amortizes in quarterly principal payments of $1.25 million, with any remaining unpaid balances due on the maturity date of March 28, 2031. As of December 31, 2025, we had $488.1 million, net of unamortized debt issuance costs, due on our Term Loan.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Total outstanding loan balances relating to our master loan and equipment agreements were $98.5 million and $82.3 million as of December 31, 2025 and 2024, respectively. Depreciation of assets held under these agreements is included within cost of sales on the Consolidated Statements of Operations and Comprehensive Income.
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
The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets:

(in millions)	Classification	As of December 31,
		2025	2024
Assets
Non-Current
Operating	Operating lease right-of-use assets	$98.7	$95.6
Finance	Property and equipment, net	6.7	7.9
Total lease assets		$105.4	$103.5
Liabilities
Current
Operating	Current maturities of operating lease obligations	$37.0	$34.3
Financing	Current maturities of finance lease obligations	2.7	2.8
Non-Current
Operating	Operating lease obligations	61.4	61.0
Financing	Finance lease obligations	4.0	5.4
Total lease liabilities		$105.1	$103.5

Weighted-average remaining lease term
Operating leases	3.6 years	3.6 years
Finance leases	2.7 years	3.0 years
Weighted-average discount rate
Operating leases	5.55%	5.68%
Finance leases	7.78%	7.74%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease Costs
The table below presents certain information related to the lease costs for finance and operating leases during 2025, 2024 and 2023:

		Years ended December 31,
(in millions)	Classification	2025	2024	2023
Operating lease cost (1)	Administrative	$50.8	$44.2	$38.2
Finance lease cost
Amortization of leased assets (2)	Cost of sales	3.5	3.9	3.7
Interest on finance lease obligations	Interest expense, net	0.6	0.7	0.6
Total lease costs		$54.9	$48.8	$42.5

(1)Includes variable lease costs of $7.1 million, $5.5 million and $4.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, and short-term lease costs of $1.4 million, $2.4 million and $1.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Includes variable lease costs of $0.6 million, $0.8 million, and $0.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Other Information
The table below presents supplemental cash flow information related to leases during 2025, 2024 and 2023:

	Years ended December 31,
(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$42.0	$36.5	$31.6
Operating cash flows for finance leases	0.6	0.7	0.6
Financing cash flows for finance leases	3.1	3.0	2.9
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Consolidated Balance Sheets as of December 31, 2025:

	Finance Leases	Operating Leases
(in millions)		Related Party	Other	Total Operating
2026	$3.1	$0.5	$41.1	$41.6
2027	2.4	0.1	27.9	28.0
2028	1.2	—	18.0	18.0
2029	0.5	—	10.4	10.4
2030	0.3	—	5.6	5.6
Thereafter	—	—	5.0	5.0
Total minimum lease payments	7.5	$0.6	$108.0	108.6
Less: Amounts representing interest	(0.8)			(10.2)
Present value of future minimum lease payments	6.7			98.4
Less: Current obligation under leases	(2.7)			(37.0)
Long-term lease obligations	$4.0			$61.4

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
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect our estimates about the assumptions that market participants would use in pricing an asset or liability.
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
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. Certain long-lived assets were impaired based on estimated future cash flows due to the wind down of a single branch during 2024. During each of the years ended December 31, 2025 and 2023, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.
The table below presents asset impairment information related to long-lived assets (in millions):

	Years ended December 31,
	2025	2024	2023
Property and equipment assets impairment	$—	$0.2	$—
Right-of-use assets impairment	—	0.1	—
Intangible assets impairment	—	4.6	—
Total asset impairments	$—	$4.9	$—
Estimated Fair Value of Financial Instruments
Accounts receivable, accounts payable and accrued liabilities as of December 31, 2025 and 2024 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of certain long-term debt, including the Term Loan and ABL Revolver as of December 31, 2025 and 2024, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of our operating lease right-of-use assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of December 31, 2025 and 2024. All debt classifications represent Level 2 fair value measurements. Derivative financial instruments are measured at fair value based on observable market information and appropriate valuation methods.
Contingent consideration liabilities arise from future earnout payments to the sellers associated with certain acquisitions and are based on predetermined calculations of certain future results. These future payments are estimated by considering various factors, including business risk and projections. The contingent consideration liabilities are measured at fair value by

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
discounting estimated future payments, calculated based on a weighted average of various future forecast scenarios, to their net present value.
The fair values of financial assets and liabilities that are recorded at fair value in the Consolidated Balance Sheets and not described above were as follows (in millions):

	As of December 31, 2025				As of December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds	$278.8	$278.8	$—	$—	$296.7	$296.7	$—	$—
Derivative financial instruments	2.9	—	2.9	—	22.3	—	22.3	—
Total financial assets	$281.7	$278.8	$2.9	$—	$319.0	$296.7	$22.3	$—
Financial liabilities:
Contingent consideration	$—	$—	$—	$—	$0.6	$—	$—	$0.6
See Note 5, Cash and Cash Equivalents, for more information on money market funds included in the table above. Also see Note 12, Derivatives and Hedging Activities, for more information on derivative financial instruments.
The change in fair value of the contingent consideration (a Level 3 input) was as follows (in millions):

Contingent consideration liability—January 1, 2025	$0.6
Accretion in value	0.0
Gains on acquisition earnouts	(0.2)
Amounts paid to sellers	(0.4)
Contingent consideration liability—December 31, 2025	$—
The accretion in value of contingent consideration liabilities and the gains on acquisition earnouts are both included within administrative expenses on the Consolidated Statement of Operations and Comprehensive Income.
The carrying values and associated fair values of financial liabilities that are not recorded at fair value in the Consolidated Balance Sheets and not described above include our 2028 Senior Notes. To estimate fair value of our 2028 Senior Notes, we utilized third-party quotes which are derived all or in part from model prices, external sources or market prices. The 2028 Senior Notes represent a Level 2 fair value measurement and are as follows (in millions):

	As of December 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Senior Notes (1)	$300.0	$300.4	$300.0	$295.0
(1) Excludes the impact of unamortized debt issuance costs.
See Note 8, Long-term Debt, for more information on our 2028 Senior Notes.
NOTE 11 - INFORMATION ON SEGMENTS
Our Chief Executive Officer is our Chief Operating Decision Maker ("CODM") who reviews financial information of each of our three operating segments, consisting of Installation, Distribution and Manufacturing, for the purpose of assessing business performance, managing the business and allocating resources.
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
The Other category reported below reflects the operations of our two remaining operating segments, Distribution and Manufacturing, which do not meet the quantitative thresholds for separate reporting. Our Distribution operating segment

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
includes our distribution businesses that sell insulation, gutters and accessories primarily to installers of these products who operate in multiple end markets. Our Manufacturing operating segment consists of our manufacturing operations which produce cellulose insulation, asphalt fibers, industrial fibers and tempered glass products to sell to distributors and installers of these products.
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
The key metrics used by our CODM to assess performance, review results and allocate resources of our operating segments are revenue and segment gross profit. Our CODM evaluates performance through reviews of revenue and segment gross profit to monitor budget versus actual results, which informs resource allocation and management decisions. We define segment gross profit as revenue less cost of sales, excluding depreciation and amortization. We do not report depreciation, amortization, operating expenses, other expense, net or total assets by segment because our CODM does not regularly receive or use this information at a disaggregated level. The following tables represent our Installation segment information for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Years ended December 31,
Installation Segment	2025	2024	2023
Revenue	$2,763.6	$2,761.9	$2,605.6
Cost of sales (1)	1,742.5	1,759.9	1,674.7
Segment gross profit	$1,021.1	$1,002.0	$930.9
Segment gross profit percentage	36.9%	36.3%	35.7%
(1)Cost of sales included in the Installation segment gross profit is exclusive of depreciation and amortization for the years ended December 31, 2025, 2024 and 2023.
The reconciliation of Installation revenue and segment gross profit for each period as shown in the table above to consolidated net revenue and income before income taxes is as follows (in millions):

	Years ended December 31,
	2025	2024	2023
Reconciliation of revenue:
Installation segment revenue	$2,763.6	$2,761.9	$2,605.6
Other revenue (1)	258.6	196.9	182.0
Elimination of inter-segment revenue	(51.4)	(17.5)	(9.0)
Total consolidated net revenue	$2,970.8	$2,941.3	$2,778.6
Reconciliation of segment gross profit:
Installation segment gross profit	$1,021.1	$1,002.0	$930.9
Other gross profit (1)	65.2	53.1	51.3
Elimination of inter-segment gross profit	(15.6)	(5.2)	(2.3)
Less:
Depreciation and amortization	61.4	55.4	49.2
Total consolidated gross profit, as reported	1,009.3	994.5	930.7
Operating expenses	622.9	612.0	561.6
Operating income	386.4	382.5	369.1
Other expense, net	29.4	36.1	36.0
Income before income taxes	$357.0	$346.4	$333.1
(1)Other revenue and other gross profit include the remaining two operating segments, Distribution and Manufacturing before inter-segment eliminations. These operating segments are each below the quantitative thresholds for being reported as a reportable segment for the years ended December 31, 2025, 2024 and 2023.

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
Cash Flow Hedges of Interest Rate Risk
Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the year ended December 31, 2025, we used interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of December 31, 2025, we have not posted any collateral related to these agreements.
As of December 31, 2025 and December 31, 2024, we had the following interest rate swap derivatives (notional amount in millions):

Effective Date	Notional Amount	Fixed Rate	Maturity Date
April 28, 2023	$200.0	0.46%	December 31, 2025
April 28, 2023	100.0	1.32%	December 31, 2025
April 28, 2023	100.0	1.32%	December 31, 2025
December 31, 2025	300.0	3.06%	December 14, 2028
December 31, 2025	100.0	2.93%	December 14, 2028
As of December 31, 2025, we have two active interest rate swaps that serve to hedge $400.0 million of the variable cash flows on our variable rate Term Loan through December 14, 2028. The assets associated with these interest rate swaps are included in other current assets and other non-current assets on the Consolidated Balance Sheets at their fair value amounts as described in Note 10, Fair Value Measurements.
We previously amended the maturity dates on all three of our matured interest rate swaps and the related remaining unrealized gains will be amortized as a decrease to interest expense, net through the original maturity dates of April 15, 2030 and December 15, 2028. For the each of the years ended December 31, 2025, 2024 and 2023, we amortized $7.1 million of the unrealized gains as a decrease to interest expense, net. These matured swaps included off-market terms at inception. The other-than-insignificant financing element was amortized as an increase to interest expense, net through the December 31, 2025 maturity date of the matured swaps. For each of the years ended December 31, 2025, 2024 and 2023, we amortized $7.4 million of the financing element as an increase to interest expense, net.
During the years ended December 31, 2025, 2024 and 2023, we also amortized $1.2 million, $4.1 million and $4.1 million, respectively, of the remaining unrealized losses associated with the August 2020 terminated swaps as an increase to interest expense, net. All remaining unrealized losses were fully amortized as of April 2025.
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in other comprehensive (loss) income, net of tax on the Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive income on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We had no such changes during the years ended December 31, 2025 and 2024.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt, and as our amended matured swaps are amortized. Over the next twelve months, we estimate that an additional $8.5 million will be reclassified as a decrease to interest expense, net.
The following table summarizes amounts recorded to interest expense, net included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to our interest rate swaps (in millions):

	As of December 31,
	2025	2024	2023
(Benefit) associated with swap net settlements	$(13.6)	$(17.4)	$(16.7)
Expense associated with amortization of amended/terminated swaps	1.5	4.4	4.5
The year over year changes from December 31, 2024 to December 31, 2025 above were a result of lower market interest rates which reduced the benefit received from swap counterparties as well as the unrealized losses of our August 2020 swaps becoming fully amortized in April 2025.
NOTE 13 – STOCKHOLDERS’ EQUITY
Accumulated other comprehensive income
The change in accumulated other comprehensive income related to our interest rate derivatives, net of taxes, was as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
Accumulated gain at beginning of period	$35.0	$33.7	$40.6
Unrealized (loss) in fair value of interest rate derivatives	(14.0)	(2.0)	(10.2)
Reclassification of realized net losses to earnings	1.1	3.3	3.3
Accumulated gain at end of period	$22.1	$35.0	$33.7
The reclassifications of realized net losses to earnings in the above table are recorded within interest expense, net.
Share repurchases
On February 27, 2025, we announced that our board of directors authorized a stock repurchase program that allows for the repurchase of up to $500.0 million of our outstanding common stock. This program replaced the previous program and is in effect through March 1, 2026. During the year ended December 31, 2025, we repurchased 850 thousand shares of our common stock with an aggregate price of approximately $172.6 million, or $203.03 average price per share. As of December 31, 2025, we had $327.4 million remaining on the stock repurchase program. During the year ended December 31, 2024 we repurchased approximately 698 thousand shares of our common stock with an aggregate price of approximately $145.3 million, or $208.23 average price per share. The effect of these treasury shares in reducing the number of common shares outstanding is reflected in our earnings per share calculation.
On February 26, 2026, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $500.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2027.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dividends
During the year ended December 31, 2025, we declared and paid the following cash dividends (amount declared and amount paid in millions):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/27/2025	3/14/2025	3/31/2025	$1.70	$47.1	$46.7
2/27/2025	3/14/2025	3/31/2025	0.37	10.2	10.1
5/8/2025	6/15/2025	6/30/2025	0.37	10.1	10.1
8/7/2025	9/15/2025	9/30/2025	0.37	10.1	10.0
10/30/2025	12/15/2025	12/31/2025	0.37	10.0	9.9
During the year ended December 31, 2024, we declared and paid the following cash dividends (amount declared and amount paid in millions):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/22/2024	3/15/2024	3/31/2024	$1.60	$45.5	$45.1
2/22/2024	3/15/2024	3/31/2024	0.35	10.0	9.8
5/9/2024	6/15/2024	6/30/2024	0.35	9.8	9.8
8/1/2024	9/15/2024	9/30/2024	0.35	9.8	9.8
11/7/2024	12/15/2024	12/31/2024	0.35	9.8	9.7
The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of restricted stock awards and performance share awards, which accrue dividend equivalent rights that are paid when the award vests. During the years ended December 31, 2025 and 2024, we paid $0.8 million and $0.5 million, respectively, in accrued dividends not included in the table above related to the vesting of these awards. The payment of future dividends will be at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, results of operations, contractual restrictions, legal requirements, and other factors deemed relevant by our board of directors.
Our credit facilities place restrictions on the amount of dividends and stock repurchases we can make during a fiscal year. See Note 8, Long-term Debt, for more information.
NOTE 14 – EMPLOYEE BENEFITS
Healthcare
We participate in multiple healthcare plans, the largest of which is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. Our healthcare benefit expense (net of employee contributions) was approximately $35.3 million for the year ended December 31, 2025, and $34.7 million for each of the years ended December 31, 2024 and 2023, for all plans. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Consolidated Balance Sheets and was $4.9 million and $4.8 million as of December 31, 2025 and 2024, respectively.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Workers’ compensation expense totaled $24.2 million, $19.3 million and $20.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in cost of sales on the Consolidated Statements of Operations and Comprehensive Income.
Workers’ compensation known claims and IBNR reserves included on the Consolidated Balance Sheets were as follows (in millions):

	As of December 31,
	2025	2024
Included in other current liabilities	$10.4	$9.2
Included in other long-term liabilities	20.5	18.5
	$30.9	$27.7

We also had insurance receivables included on the Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above and were as follows (in millions):

	As of December 31,
	2025	2024
Included in other non-current assets	$4.8	$4.4
Retirement Plans
We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. During the years ended December 31, 2025, 2024 and 2023, we recognized 401(k) plan expenses of $3.3 million, $3.5 million and $3.2 million, respectively, which is included in administrative expenses on the accompanying Consolidated Statements of Operations and Comprehensive Income.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our contributions to multiemployer pension and health and welfare benefit plans were as follows (in millions):

	Years ended December 31,
	2025	2024	2023
Pension plans	$3.0	$2.8	$3.6
Health & welfare plans	3.0	2.9	3.7
Total contributions	$6.0	$5.7	$7.3
The increase in contributions for the year ended December 31, 2025 was primarily driven by an increase in hours worked by union employees. We did not acquire any businesses with union employees in the year ended December 31, 2025 and we acquired one business with union employees in the year ended December 31, 2024.
Share-Based Compensation
Common Stock Awards
We periodically grant shares of our common stock under our 2023 Omnibus Incentive Plan to non-employee members of our board of directors and our employees. During the years ended December 31, 2025, 2024 and 2023, we granted approximately five thousand, four thousand and seven thousand shares of restricted stock, respectively, to non-employee members of our board of directors that will vest over a one-year service period.
In addition, we granted approximately 50 thousand, 37 thousand, 67 thousand shares of our common stock to employees in each of the years ended December 31, 2025, 2024 and 2023, respectively. Substantially all of the stock will vest in three equal installments (rounded to the nearest whole share) annually over a three-year service period.
Employees - Performance-Based Stock Awards
We periodically grant nonvested stock awards subject to performance-based vesting conditions to certain officers. During the year ended December 31, 2025, we issued approximately 34 thousand shares of our common stock which vest in two equal installments on each of April 20, 2026 and April 20, 2027. In addition, during the year ended December 31, 2025, we established, and our board of directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2026 contingent upon achievement of these targets.
In addition, there are various performance-based bonus plans for certain employees to be issued through the 2029 performance period that are accounted for as liability-based awards since they represent a fixed monetary amount that will be settled with a variable number of common shares contingent upon achievement of certain performance targets. Some of these awards will vest in 2030 if achieved. During the years ended December 31, 2025, 2024 and 2023 we granted approximately 27 thousand, four thousand and eight thousand shares of our common stock, respectively, all of which vested in April 2025.
Employees - Performance-Based Restricted Stock Units
During 2024, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards which were issued to certain employees in 2025 based upon achievement of a performance target. In addition, during the year ended December 31, 2025, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2026 based upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares. During the years ended December 31, 2025, 2024 and 2023 we granted approximately 11 thousand, eight thousand and 15 thousand units, respectively, each requiring a one-year service period before vesting.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share-Based Compensation Summary
Amounts and changes for each category of equity-based award were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Grant Date Fair Value Per Share	Awards	Weighted Average Grant Date Fair Value Per Share	Units	Weighted Average Grant Date Fair Value Per Share
Nonvested awards/units at December 31, 2024	105,957	$156.41	131,134	$133.04	7,861	$242.85
Granted	82,027	171.12	46,556	170.99	11,495	170.37
Vested	(94,849)	155.05	(63,985)	106.50	(7,797)	242.01
Forfeited/Cancelled	(1,347)	174.73	(3,119)	170.99	(683)	186.71
Nonvested awards/units at December 31, 2025	91,788	$170.70	110,586	$163.30	10,876	$170.37
The following table summarizes the share-based compensation expense recognized by award type (in millions):

	Years ended December 31,
	2025	2024	2023
Common Stock Awards	$9.5	$6.8	$7.1
Non-Employee Common Stock Awards	0.9	0.8	0.7
Performance-Based Stock Awards	7.1	6.9	6.3
Liability Performance-Based Stock Awards	2.2	3.0	0.3
Performance-Based Restricted Stock Units	1.8	1.9	1.5
	$21.5	$19.4	$15.9
We recorded the following stock compensation expense, by income statement category (in millions):

	Years ended December 31,
	2025	2024	2023
Cost of sales	$1.1	$1.1	$0.9
Selling	0.6	0.6	0.4
Administrative	19.8	17.7	14.6
	$21.5	$19.4	$15.9
Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represents all stock compensation earned by our installation and sales employees, respectively. We recognized federal windfall tax benefits of $0.2 million, $1.7 million and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, within the income tax provision in the Consolidated Statements of Operations and Comprehensive Income.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unrecognized share-based compensation expense related to unvested awards was as follows (in millions):

	As of December 31, 2025
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Common Stock Awards	$9.5	1.8 years
Performance-Based Stock Awards	7.2	1.6 years
Performance-Based Restricted Stock Units	0.5	0.3 years
Total unrecognized compensation expense related to unvested awards	$17.2
Total unrecognized compensation expense is subject to future adjustments for forfeitures. This expense is expected to be recognized over the remaining weighted-average period shown above on a straight-line basis except for the Performance-Based Stock Awards which uses the graded-vesting method. Shares forfeited are returned as treasury shares and available for future issuances.
During the years ended December 31, 2025, 2024 and 2023, our employees surrendered approximately 56 thousand, 36 thousand and 52 thousand shares of our common stock under all plans, respectively, to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2023 and 2014 Omnibus Incentive Plans.
As of December 31, 2025, approximately 1.7 million of the 2.1 million shares of common stock authorized for issuance were available for issuance under the 2023 Omnibus Incentive Plan.
NOTE 15 – INCOME TAXES
The provision for income taxes is comprised of the following (in millions):

	Years ended December 31,
	2025	2024	2023
Current:
Federal	$69.1	$69.4	$66.2
State and local	18.8	18.8	22.6
	87.9	88.2	88.8
Deferred:
Federal	3.6	1.3	0.5
State and local	0.1	0.3	0.1
	3.7	1.6	0.6
Total tax expense	$91.6	$89.8	$89.4
We have chosen to apply the requirements of ASU 2023-09 prospectively, so enhanced disclosures reflected in the below table only apply to the year ended December 31, 2025. See Note 2, Significant Accounting Policies, for additional information on this accounting standards update. The reconciliation between our effective tax rate on net income and the federal statutory rate is as follows (in millions):

	Years ended December 31,
	2025		2024		2023
Income tax at federal statutory rate	$75.0	21.0%	$72.7	21.0%	$70.0	21.0%
State and local income taxes, net of federal benefit (1)	14.8	4.2%	15.4	4.4%	17.9	5.4%
Tax credits	(0.5)	(0.2)%	—	—%	—	—%
Stock compensation	0.5	0.1%	(1.1)	(0.3)%	(0.5)	(0.2)%
Other permanent items	—	—%	2.3	0.7%	1.8	0.5%
Nontaxable or deductible items	1.4	0.4%	—	—%	—	—%
Change in unrecognized tax benefits	0.4	0.1%	0.5	0.1%	0.2	0.1%
Total tax expense	$91.6	25.6%	$89.8	25.9%	$89.4	26.8%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) During the year ended December 31, 2025, states that make up the majority (greater than 50%) of the effect of the state and local income tax expenses are California, Minnesota, Florida, Wisconsin, Indiana, Texas, Virginia, North Carolina and Colorado.
Components of the net deferred tax asset or liability are as follows (in millions):

	As of December 31,
	2025	2024
Deferred Tax Assets
Long-term
Accrued liabilities and allowances	$11.6	$13.0
Allowance for doubtful accounts	2.5	1.9
Inventories	1.7	1.5
Property and equipment	0.3	0.3
Intangibles	12.3	10.6
Other	0.1	—
Long-term deferred tax assets	28.5	27.3
Deferred Tax Liabilities
Long-term
Accrued liabilities and allowances	(2.9)	(2.7)
Property and equipment	(9.9)	(9.9)
Intangibles	(20.3)	(15.7)
Investment in partnership	(18.8)	(23.4)
Other	(1.0)	(1.5)
Long-term deferred tax liabilities	(52.9)	(53.2)
Net deferred tax liabilities	$(24.4)	$(25.9)

The above amounts are included in our Consolidated Balance Sheets as follows:
Other non-current assets	0.3	0.4
Long-term deferred income tax liabilities	(24.7)	(26.3)
Net deferred tax liabilities	$(24.4)	$(25.9)
Valuation Allowance
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets on a jurisdiction and by tax filing entity basis. A significant piece of objective negative evidence evaluated is cumulative losses incurred over the most recent three-year period. Such objective evidence limits our ability to consider other subjective positive evidence such as our projections for future growth. Based on this evaluation, no valuation allowance has been recorded as of December 31, 2025 or 2024.
Income Taxes Paid
Income taxes paid, net of refunds received, by jurisdiction is as follows (in millions):

Year ended December 31,
2025
US federal (1)	$64.0
State and local	18.1
Total income taxes paid	$82.1
(1) Includes cash payments of $7.5 million to acquire transferrable tax credits, which were applied to our federal income tax obligations.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2025, no individual jurisdiction's income taxes paid (net of refunds received) exceeds five percent of total income taxes paid (net of refunds received).
Unrecognized Tax Benefits
We are subject to taxation in the United States and various state jurisdictions. As of December 31, 2025, our tax years for 2021 through 2024 are subject to examination by the tax authorities. A rollforward of the gross unrecognized tax benefits is as follows (in millions):

Unrecognized tax benefit, December 31, 2022	$4.9
Increase as a result of tax positions taken during the period	7.5
Decrease as a result of tax positions taken during the period	(5.5)
Increase as a result of expiring statutes	0.1
Unrecognized tax benefit, December 31, 2023	$7.0
Increase as a result of tax positions taken during the period	7.7
Decrease as a result of tax positions taken during the period	(7.0)
Decrease as a result of expiring statutes	(0.1)
Unrecognized tax benefit, December 31, 2024	$7.6
Increase as a result of tax positions taken during the period	7.5
Decrease as a result of tax positions taken during the period	(7.6)
Increase as a result of expiring statutes	0.4
Unrecognized tax benefit, December 31, 2025	$7.9

We had no unrecognized tax benefits at December 31, 2025 that would unfavorably affect the effective tax rate. Interest expense and penalties accrued related to uncertain tax positions as of December 31, 2025 and 2024 are $1.4 million and $1.2 million, respectively.
In July 2025, the One Big Beautiful Bill Act (the "OBBB Act") was enacted in the United States. The OBBB Act made permanent certain key provisions from the 2017 Tax Cuts and Jobs Act, with other provisions becoming effective through 2027. We are still assessing the new provisions under the OBBB Act to determine what impact it will have on future effective tax rates as a result of its enactment.
NOTE 16 – RELATED PARTY TRANSACTIONS
We sell installation services to other companies related to us through common or affiliated ownership and/or board of directors and/or management relationships. We also purchase services and materials and pay rent to companies with common or related ownership. We signed an agreement with a related party to relocate our corporate headquarters and expect to take possession of the new location in the second quarter of 2026. No rent payments were made in 2025.
We lease our current headquarters and certain other facilities from related parties. See Note 9, Leases, for future minimum lease payments to be paid to these related parties.
The amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in millions):

	Years ended December 31,
	2025	2024	2023
Sales	$25.0	$24.6	$20.3
Purchases	3.8	2.3	2.2
Rent	1.2	1.1	1.2
At December 31, 2025 and 2024, we had related party receivables of approximately $1.6 million and $1.2 million, respectively, included on our Consolidated Balance Sheets. These balances primarily represent trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, President and Chief Executive Officer is a member of our board of directors, accounted for $1.5 million of the related party accounts receivable

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
balance as of December 31, 2025. Additionally, M/I Homes, Inc. accounted for a significant portion of our related party sales during the years ended December 31, 2025 and 2024.
As part of our stock repurchase program, we completed three private share repurchases during the year ended December 31, 2025 with PJAM IBP Holdings Inc., whose President is our Chief Executive Officer and is deemed a beneficial owner. On March 7, 2025, we purchased 100 thousand shares of our common stock for a purchase price of approximately $16.9 million, or $168.75 price per share. On August 19, 2025, we purchased 200 thousand shares of our common stock for a purchase price of approximately $51.5 million, or $257.38 price per share. On November 24, 2025, we purchased 150 thousand shares of our common stock for a purchase price of approximately $37.6 million, or $250.96 price per share. Each transaction included a 3.0% discount of the last reported price of our common stock from the previous business day.

Additionally, as part of our previous stock repurchase program, we completed a private share repurchase with PJAM IBP Holdings Inc. during the year ended December 31, 2024. On August 14, 2024, we purchased 100 thousand shares of our common stock for a purchase price of approximately $20.7 million, or $206.90 price per share. This represents a 3.0% discount of the last reported price of our common stock on August 13, 2024.
NOTE 17 – COMMITMENTS AND CONTINGENCIES
Accrued General Liability and Auto Insurances
Accrued general liability and auto insurance reserves included on the Consolidated Balance Sheets were as follows (in millions):

	As of December 31,
	2025	2024
Included in other current liabilities	$12.2	$9.2
Included in other long-term liabilities	31.1	22.8
	$43.3	$32.0

We also had insurance receivables and indemnification assets included on the Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above. The amounts were as follows (in millions):

	As of December 31,
	2025	2024
Insurance receivables and indemnification assets for claims under fully insured policies	$3.8	$2.6
Insurance receivables for claims that exceeded the stop loss limit	1.6	0.2
Total insurance receivables and indemnification assets included in other non-current assets	$5.4	$2.8
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
We have an agreement with one of our suppliers to purchase a portion of the materials we utilize in our business with variable pricing. This agreement is effective March 31, 2023 through May 15, 2026 with a purchase obligation of 12.0 million pounds for the period ending May 15, 2024, 14.4 million pounds for the period ending May 15, 2025 and 17.3 million pounds for the period ending May 15, 2026. During the year ended December 31, 2025, we entered into an amendment which reduced our

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17.3 million pounds commitment to 12.3 million pounds and amended the period commitment to May 15, 2026. During the year ended December 31, 2025, we satisfied the agreement for the period ending May 15, 2025 and purchased approximately 7.4 million pounds of materials under this agreement for the period ending May 15, 2026.
We also have a contract with a supplier to purchase various products we employ in our business with fixed rate pricing. The agreement is effective January 1, 2025 through December 31, 2027 with a purchase obligation of 8.0 million pounds for each of the periods ending December 31, 2025, 2026 and 2027, and a total minimum commitment of $10.8 million. We satisfied the pounds obligation for the period ending December 31, 2025.
During the year ended December 31, 2025, we entered into a purchase agreement with variable pricing terms with one of our suppliers to purchase certain products we utilize in our business. This agreement is effective July 1, 2025 with a volume commitment of 40.6 million pounds for the period ending December 31, 2025. The volume commitment increases to 89.1 million pounds in 2026 and is subject to adjustments in future periods beyond 2026, conditional upon certain contingencies, for a period of five years. We satisfied the agreement for the period ending December 31, 2025.
NOTE 18 – BUSINESS COMBINATIONS
As part of our ongoing strategy to expand geographically and increase market share in certain markets, as well as diversify our products and end markets, we completed seven, nine and eight business combinations during the years ended December 31, 2025, 2024 and 2023, respectively. We also completed four, two and one insignificant bolt-on acquisitions merged into existing operations during the years ended December 31, 2025, 2024 and 2023, respectively. Acquisition-related costs amounted to $2.5 million, $2.2 million and $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in administrative expenses on the Consolidated Statements of Operations and Comprehensive Income. In addition, we recognized gains on acquisition earnouts in administrative expenses on the Consolidated Statements of Operations and Comprehensive Income of $0.2 million for the year ended December 31, 2025, due to probability assessments and the cancellations of acquisition-related earnouts. We did not recognize any gains on acquisition earnouts during the years ended December 31, 2024 and 2023.
Below is a summary of each significant acquisition by year, including revenue and net income (loss) since date of acquisition, shown for the year of acquisition. The largest of our 2025 acquisitions was Carolina Precision ACP, LLC ("Carolina Precision Fibers") in September 2025. Carolina Precision Fibers manufactures cellulose insulation and industrial fibers and was assigned to our Manufacturing operating segment. The largest of our 2024 acquisitions were Euroview Enterprises, LLC and Contract Mirror and Supply, LLC (collectively, "Euroview") in July 2024, Wholesale Insulation Supply, Inc. ("Insulation Supplies") in October 2024 and Tatum Insulation III, LLC ("Tatum") in November 2024. Insulation Supplies sells various insulation products and equipment to customers so it was assigned to our Distribution operating segment. In each table, “Other” represents acquisitions that were individually immaterial in that year. Net income (loss), as noted below, includes intangible asset amortization, taxes and interest allocations when appropriate.
For the year ended December 31, 2025 (in millions):

2025 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)
Carolina Precision Fibers	9/8/2025	Asset	$21.0	$2.0	$23.0	$7.4	$0.6
Other	Various	Asset	30.5	1.9	32.4	10.7	(0.3)
Total			$51.5	$3.9	$55.4	$18.1	$0.3

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2024 (in millions):

2024 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income
Euroview	7/29/2024	Asset	$19.2	$1.6	$20.8	$7.3	$0.6
Insulation Supplies	10/7/2024	Asset	17.4	0.1	17.5	5.7	0.7
Tatum	11/12/2024	Share	20.4	0.6	21.0	1.7	—
Other	Various	Asset	31.6	2.8	34.4	21.3	0.7
Total			$88.6	$5.1	$93.7	$36.0	$2.0
For the year ended December 31, 2023 (in millions):

2023 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income
Anchor	3/12/2023	Share	$35.9	$2.7	$38.6	$30.4	$1.6
Other	Various	Asset	23.7	1.6	25.3	9.0	0.2
Total			$59.6	$4.3	$63.9	$39.4	$1.8
Purchase Price Allocations
The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in millions):

	2025
	Carolina Precision Fibers	Other	Total
Estimated fair values:
Accounts receivable	$1.8	$1.5	$3.3
Inventories	1.0	1.4	2.4
Other current assets	—	0.1	0.1
Property and equipment	3.8	3.8	7.6
Operating lease right-of-use asset	0.6	0.4	1.0
Intangibles	10.1	17.9	28.0
Goodwill	7.0	9.4	16.4
Other non-current assets	0.4	0.1	0.5
Accounts payable and other current liabilities	(1.3)	(1.3)	(2.6)
Other long-term liabilities	(0.4)	(0.9)	(1.3)
Fair value of assets acquired and purchase price	23.0	32.4	55.4
Less seller obligations	2.0	1.9	3.9
Cash paid	$21.0	$30.5	$51.5

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2024
	Euroview	Insulation Supplies	Tatum	Other	Total
Estimated fair values:
Accounts receivable	$—	$2.3	$1.6	$2.0	$5.9
Inventories	1.7	1.4	0.8	1.6	5.5
Other current assets	—	—	—	—	—
Property and equipment	0.7	0.2	0.8	3.0	4.7
Operating lease right-of-use asset	0.7	1.2	—	0.2	2.1
Intangibles	9.8	8.7	11.5	19.0	49.0
Goodwill	9.0	6.5	7.0	10.5	33.0
Other non-current assets	—	0.1	—	0.2	0.3
Accounts payable and other current liabilities	(0.7)	(1.8)	(0.7)	(2.0)	(5.2)
Other long-term liabilities	(0.4)	(1.1)	—	(0.1)	(1.6)
Fair value of assets acquired and purchase price	20.8	17.5	21.0	34.4	93.7
Less seller obligations	1.6	0.1	0.6	2.8	5.1
Cash paid	$19.2	$17.4	$20.4	$31.6	$88.6

	2023
	Anchor	Other	Total
Estimated fair values:
Accounts receivable	$5.0	$2.1	$7.1
Inventories	1.6	1.4	3.0
Other current assets	1.9	—	1.9
Property and equipment	2.3	1.9	4.2
Operating lease right of-use-asset	—	0.2	0.2
Intangibles	16.4	13.3	29.7
Goodwill	13.3	7.5	20.8
Other non-current assets	0.2	0.1	0.3
Accounts payable and other current liabilities	(2.1)	(1.1)	(3.2)
Other long-term liabilities	—	(0.1)	(0.1)
Fair value of assets acquired and purchase price	38.6	25.3	63.9
Less seller obligations	2.7	1.6	4.3
Cash paid	$35.9	$23.7	$59.6

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed (including the identifiable intangible assets). The goodwill recognized for Carolina Precision Fibers represents the added value from strategic growth of our Manufacturing operating segment, increased capacity, and expansion of product portfolios and business territory we anticipate from the acquisition. The goodwill recognized for Euroview and Tatum represents the advantage of their respective product lines, human capital, geographic presence and other benefits that are expected to be achieved from the acquisitions. The goodwill recognized for Insulation Supplies reflects the benefits derived from the expansion of our Distribution operating segment, further diversification of revenue streams and other efficiencies we anticipate to accomplish from the acquisition. The goodwill recognized for Anchor reflects the value of its location, revenue enhancements, assembled workforce and other synergies that are expected to be realized from the acquisition. We expect to deduct $15.7 million of goodwill for tax purposes as a result of 2025 acquisitions.
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
Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Any acquisition acquired after December 31, 2024 is deemed to be within the measurement period and its purchase price considered preliminary.
Goodwill and intangibles per the above table may not agree to the total gross increases of these assets as shown in Note 7, Goodwill and Intangibles, during the years ended December 31, 2025, 2024 and 2023 due to minor adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added during the ordinary course of business. All of the goodwill for Carolina Precision Fibers was assigned to our Manufacturing operating segment and all of the goodwill for Insulation Supplies was assigned to our Distribution operating segment. All other acquisitions during the years ended December 31, 2025, 2024 and 2023 other than one immaterial acquisition in each of 2025 and 2024, respectively, had their respective goodwill assigned to our Installation operating segment.
Estimates of acquired intangible assets related to the acquisitions are as follows (in millions):

	2025		2024		2023
Acquired intangibles assets:	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Customer relationships	$19.7	12	$33.1	12	$19.4	12
Trademarks, tradenames and other	6.7	15	13.4	15	8.4	15
Non-competition agreements	1.2	5	2.5	5	1.1	5
Backlog	0.4	1	—	0	0.8	1
Pro Forma Information (unaudited)
The unaudited pro forma information has been prepared as if the 2025 acquisitions had taken place on January 1, 2024, the 2024 acquisitions had taken place on January 1, 2023 and the 2023 acquisitions had taken place on January 1, 2022. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
actually taken place on January 1, 2024, 2023 and 2022 and the unaudited pro forma information does not purport to be indicative of future financial operating results (in millions, except per share data):

	December 31,
	2025	2024	2023
Net revenue	$3,006.0	$3,061.5	$2,912.8
Net income	268.3	265.9	253.0
Basic net income per share	9.86	9.49	8.98
Diluted net income per share	9.82	9.43	8.94
Unaudited pro forma net income reflects additional intangible asset amortization expense of $1.7 million, $5.4 million and $5.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, as well as additional income tax expense of $1.0 million, $3.1 million and $3.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
NOTE 19 – INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.
Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method as of December 31, 2025, 2024 and 2023, was 126 thousand, 160 thousand and 145 thousand, respectively. Approximately four thousand, two thousand and three thousand weighted average shares of potential common stock were not included in the calculation of diluted weighted average shares outstanding for the years ended December 31, 2025, 2024 and 2023, respectively, because the effect would have been anti-dilutive.
NOTE 20 – SUBSEQUENT EVENTS
On February 26, 2026, we announced that our board of directors approved an annual variable dividend, payable on March 31, 2026 to stockholders of record on March 13, 2026 at a rate of $1.80 per share. In addition, we recently announced that our board of directors declared a quarterly dividend, payable on March 31, 2026 to stockholders of record on March 13, 2026 at a rate of 39.0 cents per share.
On February 26, 2026, we also announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $500.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2027. For more information about our stock repurchase programs, see Note 13, Stockholders' Equity.
On January 21, 2026, we completed an offering of $500.0 million aggregate principal amount of 5.625% Senior Notes due 2034 (the "2034 Senior Notes"). The net proceeds from the sale of the 2034 Senior Notes, after deducting fees and estimated offering expenses, was approximately $490.0 million. We used approximately $308.2 million of the net proceeds to redeem the outstanding principal and accrued interest on our 2028 Senior Notes. The remaining net proceeds will be used for other general corporate purposes. The 2034 Senior Notes will mature on February 1, 2034 and interest will accrue at a rate of 5.625% per annum from the date of original issuance and will be payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing on August 1, 2026. Additional details regarding the 2034 Senior Notes may be found in the Company’s Current Report on Form 8-K filed on January 22, 2026 with the Securities and Exchange Commission.
On January 21, 2026, we entered into Amendment No. 4 to our ABL Credit Agreement ("ABL Fourth Amendment”). The ABL Fourth Amendment increased the commitment amount under the ABL Revolver to $375.0 million and extended the maturity to January 21, 2031. In conjunction with the ABL Fourth Amendment, the ABL Revolver bears interest at either the Term SOFR rate or the base rate, at the Company’s election, plus a margin of: (A) 1.00% or 1.25% per annum in the case of Term SOFR rate loans (based on a measure of availability under the agreement) and (B) 0.00% or 0.25% per annum in the case of base rate loans (based on a measure of availability under the agreement). Additional details regarding the ABL Fourth Amendment may be found in the Company’s Current Report on Form 8-K filed on January 22, 2026 with the Securities and Exchange Commission.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Between December 31, 2025 and the filing of this Annual Report on Form 10-K, we completed three acquisitions for total combined consideration of approximately $28.7 million, the largest of which is Thermo-Tech Mechanical Insulation, Inc. for total consideration of approximately $19.5 million. The initial accounting for these business combinations was not complete at the time the financial statements were issued due to the timing of the acquisitions and the filing of this Annual Report on Form 10-K. As a result, disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2025 with the participation of the Company’s principal executive officer and principal financial officer as required by Exchange Act Rule 13a-15(b). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management, under the supervision of the principal executive officer and the principal financial officer, assessed the effectiveness of our internal control over financial reporting, excluding the internal control over financial reporting at the subsidiaries listed below that we acquired during 2025 as of December 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2025 includes all of the Company’s subsidiaries except the subsidiaries listed below, which were acquired during 2025 and whose financial statements constitute the percentages of total assets and net revenue listed below of the consolidated financial statements of the Company as of and for the year ended December 31, 2025:

Subsidiary	Acquisition Date	Percentage of Total Assets	Percentage of Net Revenue
Volunteer Products	March 17, 2025	0.02%	0.15%
Pro Foamers	May 5, 2025	0.05%	0.06%
Carolina Precision Fibers	September 8, 2025	0.37%	0.25%
Echols Glass	October 6, 2025	0.17%	0.10%
VanderKoy Bros	October 13, 2025	0.02%	0.03%
Big Rock Insulation	November 3, 2025	0.06%	0.02%
CKV Finished Products	December 8, 2025	0.03%	0.01%
Management excluded the internal control over financial reporting at these subsidiaries from its assessment in accordance with the guidance of the staff of the SEC that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition.
Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which follows below.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2025 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
During the three months ended December 31, 2025, no director of officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term in defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Installed Building Products, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Installed Building Products, Inc. (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the subsidiaries listed below, which were acquired during 2025 and whose financial statements constitute the percentages of total revenues and assets listed below of the consolidated financial statements of the Company as of and for the year ended December 31, 2025.

Subsidiary	Acquisition Date	Percentage of Total Assets	Percentage of Net Revenue
Volunteer Products	March 17, 2025	0.02%	0.15%
Pro Foamers	May 5, 2025	0.05%	0.06%
Carolina Precision Fibers	September 8, 2025	0.37%	0.25%
Echols Glass	October 6, 2025	0.17%	0.10%
VanderKoy Bros	October 13, 2025	0.02%	0.03%
Big Rock Insulation	November 3, 2025	0.06%	0.02%
CKV Finished Products	December 8, 2025	0.03%	0.01%
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
February 26, 2026

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth under the headings “Election of Directors,” “Executive Officers and Certain Significant Employees,” “Corporate Governance” and "Insider Trading Policy and Hedging and Pledging Prohibition" in our definitive proxy statement for the 2026 Annual Meeting of Stockholders (“2026 Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 and is incorporated herein by reference.
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
Item 11.    Executive Compensation
The information required by this item will be set forth under the headings “Executive Compensation,” "Compensation Discussion and Analysis" and “Compensation Committee Interlocks and Insider Participation” in our 2026 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in our Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed on or before April 10, 2026, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth under the headings “Certain Relationships and Related-Party Transactions” and “Corporate Governance” in our 2026 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item will be set forth under the heading “Fees Paid to Deloitte" and "Pre-Approval of Services” in our 2026 Proxy Statement and is incorporated herein by reference.

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
4.2
Indenture, dated January 21, 2026, among Installed Building Products, Inc., the guarantors named therein and U.S. Bank Trust Company National Association, as Trustee (including the Form of Note), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2026.

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
10.2#
Amended and Restated Employment Agreement, dated as of August 7, 2025, by and between Installed Building Products, Inc. and Jefferey W. Edwards, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2025.

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
10.6
ABL/Term Loan Intercreditor Agreement, dated January 21, 2026, among Installed Building Products, Inc., Bank of America, N.A., as agent for the ABL Secured Parties referred to therein, Royal Bank of Canada, as administrative agent for the Term Loan Secured Parties referred to therein, and the guarantors party thereto, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 22, 2026.

10.7
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

10.8
Security Agreement, dated September 26, 2019, among Installed Building Products, Inc., the other grantors party thereto and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 27, 2019.

10.9
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

10.10
Term Collateral Agreement, dated December 14, 2021, among Installed Building Products, Inc., certain of its subsidiaries and Royal Bank of Canada, as term collateral agent, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 14, 2021.

10.11
Term Guarantee Agreement, dated December 14, 2021 among certain of Installed Building Products, Inc.'s subsidiaries and Royal of Canada, as term collateral agent, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 14, 2021.

10.12
Consent and Amendment No. 2 to Credit Agreement, dated December 14, 2021, by and among Installed Building Products, Inc., the financial institutions party thereto and Bank of America N.A., as administrative agent, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 14, 2021.

10.13
Amendment No. 3 to Credit Agreement, dated February 17, 2022, by and among Installed Building Products, Inc., the financial institutions party thereto as lenders and Bank of America N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2022.

10.14
Amendment No.4 to Credit Agreement, dated January 21, 2026, among Installed Building Product, Inc., the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as issuing bank, swing bank, administrative agent, joint-lead arranger and joint-lead bookrunner, with JPMorgan Chase Bank, N.A, RBC Capital Markets and KeyBank National Association, each as a joint-lead arranger and a joint book runner and U.S. Bank National Association, as the syndication agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 22, 2026.

10.15
First Amendment to Term Loan Credit Agreement, dated April 28, 2023, executed and delivered by Royal Bank of Canada, as term administrative agent and as term collateral agent for the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 2, 2023).

10.16
Second Amendment to Term Loan Credit Agreement, dated as of August 14, 2023, by and among Installed Building Products, Inc, the other loan parties thereto, Royal Bank of Canada, as term administrative agent and as term collateral agent and the lenders party thereto, incorporated by reference to the Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 14, 2023.

10.17
Third Amendment to Term Loan Credit Agreement, dated March 28, 2024, executed and delivered by Royal Bank of Canada, as term administrative agent and as term collateral agent for the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 9, 2024.

10.18
Fourth Amendment to Term Loan Credit Agreement, dated November 26, 2024, executed and delivered by Royal Bank of Canada, as term administrative agent and as term collateral agent for the lenders party thereto, incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed February 27, 2025.

10.19#	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2014.
10.20#	Form of Performance Share Award Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2014.
10.21#	Form of Restricted Stock Agreement for Employees, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 13, 2015.
10.22#	Form of Restricted Stock Agreement for awards made on or after April 19, 2017, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
10.23#	Form of Performance Share Agreement for awards made on or after April 19, 2017, incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
10.24#	Form of Stock Award Agreement, incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
10.25#	Form of Performance-Based Cash Award Agreement, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017.
10.26#
Form of Performance Share Agreement for awards granted under the 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 2, 2023).

10.27#
Form of Restricted Stock Agreement for awards granted under the 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report of Form 10-Q filed August 2, 2023).

10.28#	Form of Change in Control Agreement for executive officers, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on August 7, 2025.

10.29
Share Repurchase Agreement, dated March 7, 2025, by and between Installed Building Products, Inc. and PJAM IBP Holdings, Inc., incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 10, 2025.

10.30
Share Repurchase Agreement, dated August 19, 2025, by and between Installed Building Products, Inc. and PJAM IBP Holdings, Inc., incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 20, 2025.

10.31
Share Repurchase Agreement, dated November 24, 2025, by and between Installed Building Products, Inc. and PJAM IBP Holdings, Inc., incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 24, 2025.

19	Insider Trading Policies, incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K filed February 27, 2025.
21.1*	List of Subsidiaries of Installed Building Products, Inc.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Date: February 26, 2026

INSTALLED BUILDING PRODUCTS, INC.

/s/ Jeffrey W. Edwards
By:	Jeffrey W. Edwards
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey W. Edwards	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 26, 2026
Jeffrey W. Edwards

/s/ Michael T. Miller	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 26, 2026
Michael T. Miller

/s/ Todd R. Fry	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	February 26, 2026
Todd R. Fry

/s/ Margot L. Carter	Director	February 26, 2026
Margot L. Carter

/s/ Lawrence A. Hilsheimer	Director	February 26, 2026
Lawrence A. Hilsheimer

/s/ Janet E. Jackson	Director	February 26, 2026
Janet E. Jackson

/s/ David R. Meuse	Director	February 26, 2026
David R. Meuse

/s/ Marchelle E. Moore	Director	February 26, 2026
Marchelle E. Moore

/s/ Robert H. Schottenstein	Director	February 26, 2026
Robert H. Schottenstein

/s/ Michael H. Thomas	Director	February 26, 2026
Michael H. Thomas