Form 10-Q
period 2026-03-31
Installed Building Products, Inc.
filed 2026-05-07
CIK 1580905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
On April 30, 2026, the registrant had 26,940,710 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share and per share amounts)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$474.3	$321.9
Accounts receivable (less allowance for credit losses of $14.6 and $13.9 at March 31, 2026 and December 31, 2025, respectively)	426.4	444.1
Inventories	205.7	203.0
Prepaid expenses and other current assets	63.7	73.6
Total current assets	1,170.1	1,042.6
Property and equipment, net	191.0	183.3
Operating lease right-of-use assets	99.2	98.7
Goodwill	460.8	450.4
Customer relationships, net	175.1	172.2
Other intangibles, net	91.4	89.3
Other non-current assets	42.2	31.5
Total assets	$2,229.8	$2,068.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$35.6	$36.6
Current maturities of operating lease obligations	38.1	37.0
Current maturities of finance lease obligations	3.6	2.7
Accounts payable	124.9	119.0
Accrued compensation	55.0	69.5
Other current liabilities	92.6	79.4
Total current liabilities	349.8	344.2
Long-term debt	1,035.4	850.0
Operating lease obligations	60.9	61.4
Finance lease obligations	7.0	4.0
Deferred income taxes	24.5	24.7
Other long-term liabilities	84.7	73.8
Total liabilities	1,562.3	1,358.1
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 33,891,774 and 33,837,379 issued and 26,938,128 and 26,975,227 shares outstanding at March 31, 2026 and December 31, 2025, respectively	0.3	0.3
Additional paid in capital	291.3	284.1
Retained earnings	1,019.0	1,043.4
Treasury stock; at cost: 6,953,646 and 6,862,152 shares at March 31, 2026 and December 31, 2025, respectively	(665.5)	(640.0)
Accumulated other comprehensive income	22.4	22.1
Total stockholders’ equity	667.5	709.9
Total liabilities and stockholders’ equity	$2,229.8	$2,068.0

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in millions, except share and per share amounts)

	Three months ended March 31,
	2026	2025
Net revenue	$660.5	$684.8
Cost of sales	448.2	461.1
Gross profit	212.3	223.7
Operating expenses
Selling	34.0	35.4
Administrative	110.2	108.4
Amortization	10.5	10.1
Operating income	57.6	69.8
Other expense, net
Interest expense, net	10.3	8.3
Other expense	0.2	0.2
Income before income taxes	47.1	61.3
Income tax provision	12.3	15.9
Net income	$34.8	$45.4
Other comprehensive income (loss), net of tax:
Net change on cash flow hedges, net of tax (provision) benefit of $(0.1) and $1.8 for the three months ended March 31, 2026 and 2025, respectively.	0.3	(5.3)
Comprehensive income	$35.1	$40.1
Earnings per share:
Basic	$1.30	$1.65
Diluted	$1.29	$1.64
Weighted average shares outstanding:
Basic	26,798,598	27,517,419
Diluted	26,965,335	27,695,912

Cash dividends declared per share	$2.19	$2.07

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2026
(in millions, except share and per share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2025	33,713,662	$0.3	$261.3	$865.5	(5,955,171)	$(456.8)	$35.0	$705.3
Net income				45.4				45.4
Issuance of common stock awards to employees	36,932	—	—					—
Surrender of common stock awards					(523)	—		—
Share-based compensation expense			5.4					5.4
Share-based compensation issued to directors			0.2					0.2
Issuance of awards previously classified as liability awards	15,499		1.5					1.5
Dividends declared ($2.07 per share)				(57.3)				(57.3)
Common stock repurchase, inclusive of excise tax obligation					(200,000)	(34.3)		(34.3)
Other comprehensive (loss), net of tax							(5.3)	(5.3)
BALANCE - March 31, 2025	33,766,093	$0.3	$268.4	$853.6	(6,155,694)	$(491.1)	$29.7	$660.9

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2026	33,837,379	$0.3	$284.1	$1,043.4	(6,862,152)	$(640.0)	$22.1	$709.9
Net income				34.8				34.8
Issuance of common stock awards to employees	44,164	—	—					—
Surrender of common stock awards					(841)	(0.1)		(0.1)
Share-based compensation expense			5.4					5.4
Share-based compensation issued to directors			0.2					0.2
Issuance of award previously classified as liability awards	10,231		1.6					1.6
Dividends declared ($2.19 per share)				(59.2)				(59.2)
Common stock repurchase, inclusive of excise tax obligation					(90,653)	(25.4)		(25.4)
Other comprehensive income, net of tax							0.3	0.3
BALANCE - March 31, 2026	33,891,774	$0.3	$291.3	$1,019.0	(6,953,646)	$(665.5)	$22.4	$667.5

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$34.8	$45.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	17.5	16.3
Amortization of operating lease right-of-use assets	9.7	8.8
Amortization of intangibles	10.5	10.1
Amortization of deferred financing costs and debt discount	0.5	0.4
Provision for credit losses	1.7	2.1
Write-off of debt issuance costs	1.2	—
Gain on sale of property and equipment	(0.3)	(0.2)
Non-cash stock compensation	5.7	5.9
Other, net	(1.7)	(2.4)
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	19.4	12.4
Inventories	(2.1)	(3.4)
Other assets	2.7	11.4
Accounts payable	4.1	(1.6)
Income taxes receivable/payable	12.9	11.6
Other liabilities	(14.3)	(24.7)
Net cash provided by operating activities	102.3	92.1
Cash flows from investing activities
Purchases of property and equipment	(16.6)	(20.2)
Acquisitions of businesses, net of cash acquired of $— in 2026 and 2025, respectively	(28.8)	(8.3)
Proceeds from sale of property and equipment	0.5	0.4
Settlements with interest rate swap counterparties	—	3.4
Other	(0.4)	(1.4)
Net cash used in investing activities	$(45.3)	$(26.1)

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, CONTINUED)
(in millions)

	Three months ended March 31,
	2026	2025
Cash flows from financing activities
Proceeds from Senior Notes	$500.0	$—
Payments on Senior Notes	(300.0)	—
Payments on Term Loan	(1.3)	(1.3)
Proceeds from vehicle and equipment notes payable	—	5.8
Debt issuance costs	(9.0)	—
Principal payments on long-term debt	(8.3)	(7.2)
Principal payments on finance lease obligations	(1.1)	(0.7)
Dividends paid	(58.7)	(56.8)
Acquisition-related obligations	(0.7)	(0.4)
Repurchase of common stock	(25.4)	(34.3)
Surrender of common stock awards by employees	(0.1)	—
Net cash provided by (used in) financing activities	95.4	(94.9)
Net change in cash and cash equivalents	152.4	(28.9)
Cash and cash equivalents at beginning of period	321.9	327.6
Cash and cash equivalents at end of period	$474.3	$298.7
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$16.4	$14.7
Income taxes, net of refunds	(0.6)	0.7
Supplemental disclosures of non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$10.2	$10.2
Property and equipment obtained in exchange for finance lease obligations	5.0	0.2
Seller obligations in connection with acquisition of businesses	3.0	0.6
Unpaid purchases of property and equipment included in accounts payable	2.3	3.0

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
The information furnished in the Condensed Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) have been omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to prevent the information presented from being misleading when read in conjunction with our audited consolidated financial statements and the notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Form 10-K”), as filed with the SEC on February 26, 2026. The December 31, 2025 Condensed Consolidated Balance Sheet data herein was derived from the audited consolidated financial statements, but the related footnotes do not include all disclosures required by U.S. GAAP.
Our interim operating results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected in future operating quarters.
Note 2 to the audited consolidated financial statements in our 2025 Form 10-K describes the significant accounting policies and estimates used in preparation of the audited consolidated financial statements. There have been no changes to our significant accounting policies during the three months ended March 31, 2026.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recently Issued Accounting Pronouncements Not Yet Adopted
We are currently evaluating the impact of the following Accounting Standards Update ("ASU") on our Condensed Consolidated Financial Statements or Notes to Condensed Consolidated Financial Statements:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2024-03 "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures" (Subtopic 220-40): Disaggregation of Income Statement Expenses.	This pronouncement amends Topic 220 to require all entities to disclose on an interim and annual basis disaggregated information about certain income statement costs and expenses in the notes to financial statements.	Effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted.	The Company will adopt and apply the guidance as prescribed by this ASU to income statement expenses that occur after the effective date. We are currently assessing the impact of the adoption on our consolidated financial information and disclosures.
ASU 2025-06 “Intangibles-Goodwill and Other Internal-Use Software” (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.	This pronouncement amends Topic 350 to increase the operability of the recognition guidance considering different methods of software development.	Effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted.	The Company will adopt and apply the guidance as prescribed by this ASU to internal-use software costs that occur after the effective date. We are currently reviewing the impact of the adoption on our consolidated financial information.
ASU 2025-09 “Derivatives and Hedging” (Topic 815): Hedge Accounting Improvements.	This pronouncement introduces targeted improvements to more closely align hedge accounting with the economics of an entity's risk management activities.	Effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted.	The Company will adopt and apply the guidance as prescribed by this ASU to derivatives and hedge accounting that occur after the effective date. We are currently assessing the impact of the adoption on our consolidated financial statements and related disclosures.
ASU 2025-11 “Interim Reporting” (Topic 270): Narrow-Scope Improvements.	This pronouncement amends Topic 270 to provide additional guidance on what disclosures should be provided in interim reporting periods and adds a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity.	Effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. This ASU can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. Early adoption is permitted.	The Company will adopt and apply the guidance as prescribed by this ASU to interim reporting that occurs after the effective date. We do not expect this to materially affect our consolidated financial statements and related disclosures.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

intercompany sales in the tables below. The following tables present our net revenues disaggregated by end market and product (in millions):

	Three months ended March 31,
	2026		2025
Installation:
Residential new construction	$443.3	67%	$494.4	72%
Repair and remodel	41.1	6%	42.4	6%
Commercial	125.4	19%	110.4	17%
Net revenue, Installation	$609.8	92%	$647.2	95%
Other	50.7	8%	37.6	5%
Net revenue, as reported	$660.5	100%	$684.8	100%

	Three months ended March 31,
	2026		2025
Installation:
Insulation	$376.5	57%	$414.5	61%
Shower doors, shelving and mirrors	47.5	7%	51.1	7%
Waterproofing	38.3	6%	34.0	5%
Garage doors	38.2	6%	42.4	6%
Fireproofing/firestopping	29.5	4%	20.5	3%
Rain gutters	25.1	4%	26.5	4%
Window blinds	16.1	2%	17.3	3%
Other building products	38.6	6%	40.9	6%
Net revenue, Installation	$609.8	92%	$647.2	95%
Other	50.7	8%	37.6	5%
Net revenue, as reported	$660.5	100%	$684.8	100%
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
Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in millions):

	March 31, 2026	December 31, 2025
Contract assets	$31.2	$27.3
Contract liabilities	(21.0)	(20.5)
Uncompleted contracts were as follows (in millions):

	March 31, 2026	December 31, 2025
Costs incurred on uncompleted contracts	$220.1	$213.7
Estimated earnings	165.6	158.5
Total	385.7	372.2
Less: Billings to date	366.7	355.5
Net under billings	$19.0	$16.7

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net under billings were as follows (in millions):

	March 31, 2026	December 31, 2025
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$31.2	$27.3
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(12.2)	(10.6)
Net under billings	$19.0	$16.7
The difference between contract assets and contract liabilities as of March 31, 2026 compared to December 31, 2025 is primarily the result of timing differences between our performance of obligations under contracts and customer payments and billings. During the three months ended March 31, 2026, we recognized $17.3 million of revenue that was included in the contract liability balance at December 31, 2025. We did not recognize any impairment losses on our contract assets during the three months ended March 31, 2026 or 2025.
Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $168.3 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.
NOTE 4 - CREDIT LOSSES
Our expected loss allowance methodology for accounts receivable is developed using historical experience, present economic conditions and other factors management considers relevant to estimate expected credit losses. We also perform ongoing evaluations of creditworthiness of our existing and potential customers.
Changes in our allowance for credit losses were as follows (in millions):

Balance as of January 1, 2026	$13.9
Current period provision	1.7
Recoveries collected and additions	0.1
Amounts written off	(1.1)
Balance as of March 31, 2026	$14.6
NOTE 5 - CASH AND CASH EQUIVALENTS
Cash and cash equivalents include money market funds which are highly liquid instruments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase. These money market funds amounted to approximately $392.6 million and $278.8 million as of March 31, 2026 and December 31, 2025, respectively. See Note 9, Fair Value Measurements, for additional information.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - GOODWILL AND INTANGIBLES
Goodwill
The change in carrying amount of goodwill by reporting segment was as follows (in millions):

	Installation	Other	Consolidated
Goodwill (gross) - January 1, 2026	$409.7	$110.7	$520.4
Business combinations	10.4	—	10.4
Goodwill (gross) - March 31, 2026	420.1	110.7	530.8
Accumulated impairment losses	(70.0)	—	(70.0)
Goodwill (net) - March 31, 2026	$350.1	$110.7	$460.8
We test goodwill for impairment annually during the fourth quarter of our fiscal year or earlier if there is an impairment indicator. The accumulated impairment losses included within the above table were all associated with the Installation segment and substantially all of the impairment losses were recorded prior to the year ended December 31, 2010.
Intangibles, net
The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in millions):

	As of March 31,			As of December 31,
	2026			2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$417.8	$242.7	$175.1	$407.8	$235.6	$172.2
Covenants not-to-compete	36.6	31.3	5.3	36.0	30.5	5.5
Trademarks, tradenames and other	152.4	67.1	85.3	148.0	64.7	83.3
Backlog	22.9	22.1	0.8	22.4	21.9	0.5
Total intangibles	$629.7	$363.2	$266.5	$614.2	$352.7	$261.5
The gross carrying amount of intangibles increased $15.5 million during the three months ended March 31, 2026 primarily due to business combinations. For more information on business combinations, see Note 17, Business Combinations.
Remaining estimated aggregate annual amortization expense is as follows (amounts, in millions, are for the fiscal year ended):

Remainder of 2026	$29.5
2027	35.0
2028	31.3
2029	28.4
2030	27.2
Thereafter	115.1

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - LONG-TERM DEBT
Long-term debt consisted of the following (in millions):

	As of March 31,	As of December 31,
	2026	2025
2028 Senior Notes, net of unamortized debt issuance costs of $— and $1.2, respectively	$—	$298.8
2034 Senior Notes, net of unamortized debt issuance costs of $7.4 and $—, respectively	492.6	—
Term loan, net of unamortized debt issuance costs of $3.0 and $3.1, respectively	487.0	488.1
Vehicle and equipment notes, maturing through November 2030; payable in various monthly installments, including interest rates ranging from 1.9% to 7.3%	90.2	98.5
Various notes payable, maturing through October 2028; payable in various annual installments, including interest rates at 5.0%	1.2	1.2
	1,071.0	886.6
Less: current maturities	(35.6)	(36.6)
Long-term debt, less current maturities	$1,035.4	$850.0
Remaining required repayments of debt principal, gross of unamortized debt issuance costs, as of March 31, 2026 are as follows (in millions):

Remainder of 2026	$27.2
2027	32.5
2028	25.7
2029	18.5
2030	11.3
Thereafter	966.2
5.625% Senior Notes due 2034
In January 2026, we issued $500.0 million in aggregate principal amount of 5.625% senior unsecured notes (the "2034 Senior Notes"). The 2034 Senior Notes will mature on February 1, 2034 and interest will accrue at a rate of 5.625% per annum from the date of original issuance and be payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing on August 1, 2026. The net proceeds from the 2034 Senior Notes offering were approximately $492.4 million after deducting fees and offering expenses. We used approximately $308.2 million of the net proceeds to redeem the outstanding principal and accrued interest on our 5.75% senior unsecured notes due 2028 (the "2028 Senior Notes" and, together with the 2034 Senior Notes, the “Senior Notes”). The remaining net proceeds will be used for general corporate purposes.
The indenture covering the 2034 Senior Notes contains restrictive covenants that, among other things, limit the ability of the Company and certain of our subsidiaries (subject to certain exceptions) to: (i) pay dividends on, redeem or repurchase stock; (ii) prepay subordinated debt; (iii) apply net proceeds from certain asset sales; (iv) engage in transactions with affiliates; (v) merge, consolidate or sell substantially all of its assets; and (vi) pay dividends and make other distributions from subsidiaries.
Asset-based Lending Credit Agreement Amendment
In January 2026, we amended and extended the term of our asset-based lending credit agreement (the "ABL Credit Agreement"). The ABL Credit Agreement transaction increased the commitment under the asset-based lending credit facility (the "ABL Revolver") from $250.0 million to $375.0 million and extended the maturity date to January 21, 2031. Terms include a springing maturity 91 days ahead of the maturity date of any material indebtedness.
The ABL Revolver now bears interest at either the Secured Overnight Financing Rates ("Term SOFR") or the base rate, at our election, plus a margin of 1.00% or 1.25% per annum in the case of Term SOFR advances or 0.00% or 0.25% per annum in the case of base rate loans (in each case based on a measure of availability under the ABL Credit Agreement). The ABL Credit Agreement contains a financial covenant requiring the satisfaction of a minimum of fixed charge coverage ratio of 1.0x in the event that we do not meet a minimum measure of availability under the ABL Revolver.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The ABL Revolver also provides incremental revolving credit facility commitments of up to $105.0 million. The ABL Revolver also allows for the issuance of letters of credit of up to $100.0 million in aggregate and borrowing of swingline loans of up to $50.0 million in aggregate. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of March 31, 2026 was $371.1 million.
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
The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets (in millions):

		As of March 31,	As of December 31,
	Classification	2026	2025
Assets
Non-Current
Operating	Operating lease right-of-use assets	$99.2	$98.7
Finance	Property and equipment, net	10.6	6.7
Total lease assets		$109.8	$105.4
Liabilities
Current
Operating	Current maturities of operating lease obligations	$38.1	$37.0
Financing	Current maturities of finance lease obligations	3.6	2.7
Non-Current
Operating	Operating lease obligations	60.9	61.4
Financing	Finance lease obligations	7.0	4.0
Total lease liabilities		$109.6	$105.1

Weighted-average remaining lease term:
Operating leases		3.5 years	3.6 years
Finance leases		3.5 years	2.7 years
Weighted-average discount rate:
Operating leases		5.49%	5.55%
Finance leases		6.72%	7.78%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Lease Costs
The table below presents certain information related to the lease costs for finance and operating leases (in millions):

		Three months ended March 31,
	Classification	2026	2025
Operating lease cost(1)	Administrative	$13.4	$12.3
Finance lease cost:
Amortization of leased assets(2)	Cost of sales	1.1	1.0
Interest on finance lease obligations	Interest expense, net	0.1	0.2
Total lease costs		$14.6	$13.5
(1)Includes variable lease costs of $2.1 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively, and short-term lease costs of $0.5 million for each of the three months ended March 31, 2026 and 2025, respectively.
(2)Includes variable lease costs of $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.
Other Information
The table below presents supplemental cash flow information related to leases (in millions):

	Three months ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10.8	$10.2
Operating cash flows for finance leases	0.1	0.2
Financing cash flows for finance leases	1.1	0.7
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Condensed Consolidated Balance Sheets as of March 31, 2026 (in millions):

	Finance Leases	Operating Leases
		Related Party	Other	Total Operating
Remainder of 2026	$3.2	$0.3	$32.5	$32.8
2027	3.5	0.1	32.0	32.1
2028	2.3	—	20.9	20.9
2029	1.5	—	11.8	11.8
2030	1.3	—	5.9	5.9
Thereafter	0.1	—	5.2	5.2
Total minimum lease payments	11.9	$0.4	$108.3	108.7
Less: Amounts representing interest	(1.3)			(9.7)
Present value of future minimum lease payments	10.6			99.0
Less: Current obligation under leases	(3.6)			(38.1)
Long-term lease obligations	$7.0			$60.9

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
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During each of the three months ended March 31, 2026 and 2025, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.
Estimated Fair Value of Financial Instruments
Accounts receivable, accounts payable and accrued liabilities as of March 31, 2026 and December 31, 2025 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of certain long-term debt, including the Term Loan and ABL Revolver as of March 31, 2026 and December 31, 2025, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of our operating lease right-of-use assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of March 31, 2026 and December 31, 2025. All debt classifications represent Level 2 fair value measurements. Derivative financial instruments are measured at fair value based on observable market information and appropriate valuation methods.
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

The fair values of financial assets and liabilities that are recorded at fair value in the Condensed Consolidated Balance Sheets and not described above were as follows (in millions):

	As of March 31, 2026				As of December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds	$392.6	$392.6	$—	$—	$278.8	$278.8	$—	$—
Derivative financial instruments	5.1	—	5.1	—	2.9	—	2.9	—
Total financial assets	$397.7	$392.6	$5.1	$—	$281.7	$278.8	$2.9	$—
Financial liabilities:
Contingent consideration	$0.9	$—	$—	$0.9	$—	$—	$—	$—
See Note 5, Cash and Cash Equivalents, for more information on money market funds included in the table above. Also see Note 11, Derivatives and Hedging Activities, for more information on derivative financial instruments.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The change in fair value of the contingent consideration (a Level 3 input) was as follows (in millions):

Contingent consideration liability - January 1, 2026	$—
Preliminary purchase price	1.3
Fair value adjustments	(0.4)
Accretion in value	0.0
Contingent consideration liability - March 31, 2026	$0.9
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

	As of March 31, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Senior Notes(1)	$—	$—	$300.0	$300.4
2034 Senior Notes(1)	500.0	491.2	—	—
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
The key metrics used by our CODM to assess performance, review results and allocate resources of our operating segments are revenue and segment gross profit. Our CODM evaluates performance through reviews of revenue and segment gross profit to monitor budget versus actual results, which informs resource allocation and management decisions. We define segment gross profit as revenue less cost of sales, excluding depreciation and amortization. We do not report depreciation, amortization, operating expenses, other expense, net or total assets by segment because our CODM does not regularly receive or use this

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

information at a disaggregated level. The following tables represent our Installation segment information for the three months ended March 31, 2026 and 2025 (in millions):

	Three months ended March 31,
Installation Segment	2026	2025
Revenue	$609.8	$647.2
Cost of sales (1)	393.5	417.7
Segment gross profit	$216.3	$229.5
Segment gross profit percentage	35.5%	35.5%
(1)Cost of sales included in the Installation segment gross profit is exclusive of depreciation and amortization for the three months ended March 31, 2026 and 2025.
The reconciliation of Installation revenue and segment gross profit for each period as shown in the table above to consolidated net revenue and income before income taxes is as follows (in millions):

	Three months ended March 31,
	2026	2025
Reconciliation of revenue:
Installation segment revenue	$609.8	$647.2
Other revenue (1)	68.4	43.9
Elimination of inter-segment revenue	(17.7)	(6.3)
Total consolidated net revenue	$660.5	$684.8
Reconciliation of segment gross profit:
Installation segment gross profit	$216.3	$229.5
Other gross profit (1)	17.7	11.3
Elimination of inter-segment gross profit	(5.4)	(1.9)
Less:
Depreciation and amortization	16.3	15.2
Total consolidated gross profit, as reported	212.3	223.7
Operating expenses	154.7	153.9
Operating income	57.6	69.8
Other expense, net	10.5	8.5
Income before income taxes	$47.1	$61.3
(1)Other revenue and other gross profit include the remaining two operating segments, Distribution and Manufacturing before inter-segment eliminations. These operating segments are each below the quantitative thresholds for being reported as a reportable segment for the three months ended March 31, 2026 and 2025.
NOTE 11 - DERIVATIVES AND HEDGING ACTIVITIES
Cash Flow Hedges of Interest Rate Risk
Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the three months ended March 31, 2026, we used interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of March 31, 2026, we have not posted any collateral related to these agreements.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2026 and December 31, 2025, we had the following interest rate swap derivatives (notional amounts in millions):

Effective Date	Notional Amount	Fixed Rate	Maturity Date
December 31, 2025	300.0	3.06%	December 14, 2028
December 31, 2025	100.0	2.93%	December 14, 2028
As of March 31, 2026, our two active interest rate swaps serve to hedge $400.0 million of the variable cash flows on our variable rate Term Loan through December 14, 2028. The assets associated with these interest rate swaps are included in other current assets and other non-current assets on the Condensed Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.
Three of our amended interest rate swaps that had original maturity dates of April 15, 2030 and December 15, 2028 matured on December 31, 2025. The unrealized gains included in accumulated other comprehensive income associated with the July 2022 amendment of these interest rate swaps will be amortized as a decrease to interest expense, net through their original maturity dates. Accordingly, for each of the three months ended March 31, 2026 and 2025, we amortized $1.7 million, respectively, of the remaining unrealized gains as a decrease to interest expense, net.
Additionally, due to the off-market terms at inception of these matured interest rate swaps, we amortized $1.8 million of the other-than-insignificant financing element during the three months ended March 31, 2025 as an increase to interest expense, net. During the three months ended March 31, 2025, we amortized $1.0 million of the remaining unrealized losses associated with the August 2020 terminated swaps as an increase to interest expense, net. All unrealized losses were fully amortized as of April 15, 2025, and the other-than-insignificant financing element was fully amortized as of December 31, 2025.
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in other comprehensive loss, net of tax on the Condensed Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We had no such changes during the three months ended March 31, 2026 and 2025.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense, net as interest payments are made on our variable-rate debt, and as our unrealized gains from swap amendments are amortized. Over the next twelve months, we estimate that an additional $9.5 million will be reclassified as a decrease to interest expense, net.
The following table summarizes amounts recorded to interest expense, net included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to our interest rate swaps (in millions):

	Three months ended March 31,
	2026	2025
(Benefit) associated with swap net settlements	$(0.7)	$(3.4)
(Benefit) expense associated with amortization of amended/terminated swaps	(1.7)	1.1

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 - STOCKHOLDERS’ EQUITY
Accumulated other comprehensive income
The change in accumulated other comprehensive income related to our interest rate derivatives, net of taxes, was as follows (in millions):

	Three months ended March 31,
	2026	2025
Accumulated gain at beginning of period	$22.1	$35.0
Unrealized gain (loss) in fair value of interest rate derivatives	1.6	(6.1)
Reclassifications of realized net (gains) losses to earnings	(1.3)	0.8
Accumulated gain at end of period	$22.4	$29.7
The reclassifications of realized net (gains) losses to earnings in the above table are recorded within interest expense, net.
Share repurchases
During the three months ended March 31, 2026, we repurchased approximately 91 thousand shares of our common stock with an aggregate price of approximately $25.4 million, or $280.62 price per share. The effect of these treasury shares in reducing the number of common shares outstanding is reflected in our earnings per share calculation. During the three months ended March 31, 2025, we repurchased 200 thousand shares of our common stock with an aggregate price of approximately $34.3 million, or $171.47 price per share.
On February 26, 2026, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $500.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2027.
Dividends
During the three months ended March 31, 2026, we declared and paid the following cash dividends (amount declared and amount paid in millions):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/26/2026	3/13/2026	3/31/2026	$1.80	$48.7	$48.3
2/26/2026	3/13/2026	3/31/2026	0.39	10.5	10.4
During the three months ended March 31, 2025, we declared and paid the following cash dividends (amount declared and amount paid in millions):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/27/2025	3/14/2025	3/31/2025	$1.70	$47.1	$46.7
2/27/2025	3/14/2025	3/31/2025	0.37	10.2	10.1
During the three months ended March 31, 2026 and 2025, we declared and paid an annual variable dividend in addition to a quarterly dividend. The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of restricted stock awards and performance share awards, which accrue dividend equivalent rights that are paid when the award vests. The payment of future dividends will be at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, results of operations, contractual restrictions, legal requirements, and other factors deemed relevant by our board of directors.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 - EMPLOYEE BENEFITS
Healthcare
We participate in multiple healthcare plans, the largest of which is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. Our healthcare benefit expense (net of employee contributions) was $10.8 million and $7.9 million for the three months ended March 31, 2026 and 2025, respectively. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $5.0 million and $4.9 million as of March 31, 2026 and December 31, 2025, respectively.
Workers’ Compensation
Workers’ compensation expense totaled $5.9 million and $6.4 million for the three months ended March 31, 2026 and 2025, respectively.
Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2026	December 31, 2025
Included in other current liabilities	$9.3	$10.4
Included in other long-term liabilities	21.3	20.5
	$30.6	$30.9
We also had insurance receivables included on the Condensed Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above and were as follows (in millions):

	March 31, 2026	December 31, 2025
Included in other non-current assets	$4.5	$4.8
Retirement Plans
We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. We recognized 401(k) plan expenses of $1.1 million during each of the three months ended March 31, 2026 and 2025, respectively. These expenses are included in administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
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
Share-Based Compensation
Common Stock Awards
We periodically grant shares of our common stock to non-employee members of our board of directors and our employees. During each of the three months ended March 31, 2026 and 2025, we did not grant any such shares under our 2023 Omnibus Incentive Plan to non-employee members of our board of directors. We granted approximately one thousand and 19 thousand shares of our common stock to employees during the three months ended March 31, 2026 and 2025, respectively.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Employees – Performance-Based Stock Awards
During the three months ended March 31, 2026, we issued approximately 43 thousand shares of our common stock to certain officers, which vest in two equal installments on each of April 20, 2027 and April 20, 2028. In addition, during the three months ended March 31, 2026, we established, and our board of directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2027 contingent upon achievement of these targets.
In addition, there are various performance-based bonus plans for certain employees to be issued through the 2029 performance period that are accounted for as liability-based awards since they represent a predominantly-fixed monetary amount that will be settled with a variable number of common shares contingent upon achievement of certain performance targets. During the three months ended March 31, 2026, we issued approximately two thousand shares of our common stock to certain employees under one of the bonus plans that will vest in April 2030. In addition, during the three months ended March 31, 2026, we issued approximately eight thousand shares of our common stock under a bonus plan that will vest in April 2026.
Employees – Performance-Based Restricted Stock Units
During 2025, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards which were issued to certain employees in 2026 based upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares.
Share-Based Compensation Summary
Amounts and changes for each category of equity-based award were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Grant Date Fair Value Per Share	Awards	Weighted Average Grant Date Fair Value Per Share	Units	Weighted Average Grant Date Fair Value Per Share
Nonvested awards/units at December 31, 2025	91,788	$170.70	110,586	$163.30	10,876	$170.37
Granted	11,082	319.99	29,236	319.99	—	—
Vested	(1,125)	202.11	—	—	(18)	170.37
Forfeited/Cancelled	(587)	178.30	(139)	170.99	(42)	170.37
Nonvested awards/units at March 31, 2026	101,158	$186.66	139,683	$196.08	10,816	$170.37
The following table summarizes the share-based compensation expense recognized by award type (in millions):

	Three months ended March 31,
	2026	2025
Common Stock Awards	$2.9	$3.0
Non-Employee Common Stock Awards	0.2	0.2
Performance-Based Stock Awards	2.0	1.9
Liability Performance-Based Stock Awards	0.1	0.3
Performance-Based Restricted Stock Units	0.5	0.5
	$5.7	$5.9

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We recorded the following stock compensation expense by income statement category (in millions):

	Three months ended March 31,
	2026	2025
Cost of sales	$0.3	$0.3
Selling	0.2	0.1
Administrative	5.2	5.5
	$5.7	$5.9
Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represent all stock compensation earned by our installation and sales employees, respectively.
Unrecognized share-based compensation expense related to unvested awards was as follows (in millions):

	As of March 31, 2026
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Common Stock Awards	$9.2	1.9 years
Performance-Based Stock Awards	14.5	2.1 years
Performance-Based Restricted Stock Units	0.0	0.0 years
Total unrecognized compensation expense related to unvested awards	$23.7
Total unrecognized compensation expense is subject to future adjustments for forfeitures. This expense is expected to be recognized over the remaining weighted-average period shown above on a straight-line basis except for the Performance-Based Stock Awards which uses the graded-vesting method. Shares forfeited are returned as treasury shares and available for future issuances.
During each of the three months ended March 31, 2026 and 2025, our employees surrendered approximately 0.3 thousand shares of our common stock to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2023 Omnibus Incentive Plans.
As of March 31, 2026, approximately 1.6 million of the 2.1 million shares of common stock authorized for issuance were available for issuance under the 2023 Omnibus Incentive Plan.
NOTE 14 - INCOME TAXES
Our provision for income taxes as a percentage of pretax earnings is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.
During the three months ended March 31, 2026 and 2025, our effective tax rates were 26.1% and 25.9%, respectively. The rates for each of the three months ended March 31, 2026 and 2025 were based on estimated annual effective tax rates for federal, state and local tax expense.
NOTE 15 - RELATED PARTY TRANSACTIONS
We sell installation services to other companies related to us through common or affiliated ownership and/or board of directors and/or management relationships. We also purchase services and materials and pay rent to companies with common or affiliated ownership. We are relocating our corporate headquarters to a location that will be leased from a related party, and we expect to take possession of the new location in the second quarter of 2026. No associated rent payments were made during the three months ended March 31, 2026.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in millions):

	Three months ended March 31,
	2026	2025
Sales	$5.1	$4.9
Purchases	0.9	0.7
Rent	0.3	0.3
We had related party balances of approximately $1.5 million and $1.6 million included in accounts receivable on our Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively. These balances primarily represented trade accounts receivable arising during the normal course of business with various related parties. M/I Homes, Inc., a customer whose Chairman, Chief Executive Officer and President serves on our board of directors, accounted for $1.4 million and $1.5 million of the related party accounts receivable balances as of March 31, 2026 and December 31, 2025, respectively. Additionally, M/I Homes, Inc. accounted for a significant portion of our related party sales during the three months ended March 31, 2026 and 2025.
On March 7, 2025, as part of our stock repurchase program, we completed a private share repurchase with PJAM IBP Holdings Inc., whose President is our Chief Executive Officer and is deemed a beneficial owner. We purchased 100 thousand shares of our common stock for a purchase price of approximately $16.9 million, or $168.75 price per share, which was the latest reported sales price of our common stock on March 6, 2025, less a discount of 3.0%.
NOTE 16 - COMMITMENTS AND CONTINGENCIES
Accrued General Liability and Auto Insurance
Accrued general liability and auto insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2026	December 31, 2025
Included in other current liabilities	$11.7	$12.2
Included in other long-term liabilities	39.1	31.1
	$50.8	$43.3
We also had insurance receivables and indemnification assets included on the Condensed Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above. The amounts were as follows (in millions):

	March 31, 2026	December 31, 2025
Insurance receivables and indemnification assets for claims under fully insured policies	$4.1	$3.8
Insurance receivables for claims that exceeded the stop loss limit	9.7	1.6
Total insurance receivables and indemnification assets included in other non-current assets	$13.8	$5.4
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

believe that the ultimate outcome of any pending matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
We have an agreement with one of our suppliers to purchase a portion of the materials we utilize in our business with variable pricing . This agreement is effective March 31, 2023 through May 15, 2026 with a purchase obligation of 12.0 million pounds for the period ending May 15, 2024, 14.4 million pounds for the period ending May 15, 2025 and 17.3 million pounds for the period ending May 15, 2026. In 2025, we entered into an amendment which reduced our 17.3 million pounds commitment to 12.3 million pounds and amended the period commitment to May 15, 2026. Through March 31, 2026, we purchased approximately 8.6 million pounds of materials under the agreement for the period ending May 15, 2026.
We also have a contract with a supplier to purchase various products we employ in our business with fixed rate pricing. The agreement is effective January 1, 2025 through December 31, 2027 with a purchase obligation of 8.0 million pounds for each of the periods ending December 31, 2025, 2026 and 2027, and a total minimum commitment of $10.8 million. During the three months ended March 31, 2026, we purchased approximately 3.4 million pounds of materials under this agreement for the period ending December 31, 2026.
In addition, we have a 5 year purchase agreement with one of our suppliers to purchase products with variable pricing terms. The volume commitment is 89.1 million pounds in 2026 and is subject to conditional adjustments in future periods beyond 2026 based upon certain contingencies. During the three months ended March 31, 2026, we purchased approximately 22.6 million pounds of materials under this agreement for the period ending December 31, 2026.
NOTE 17 - BUSINESS COMBINATIONS
As part of our ongoing strategy to expand geographically and increase market share in certain markets, as well as diversify our products and end markets, we completed four business combinations and two insignificant bolt-on acquisitions merged into existing operations during the three months ended March 31, 2026 and one business combinations and one insignificant bolt-on acquisition merged into an existing operation during the three months ended March 31, 2025. The largest of these acquisitions was Thermo-Tech Mechanical Insulation, Inc. ("Thermo-Tech") in February 2026.
Below is a summary of acquisitions in aggregate by year, including revenue and net (loss) income since date of acquisition shown for the year of acquisition. Net income includes amortization and taxes when appropriate.
For the three months ended March 31, 2026 (in millions):

						Three months ended March 31, 2026
2026 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Loss
Thermo-Tech	2/2/2026	Asset	$18.0	$1.5	$19.5	$1.5	$(0.2)
Other	Various	Asset	10.8	1.4	12.2	1.9	0.0
			$28.8	$2.9	$31.7	$3.4	$(0.2)
For the three months ended March 31, 2025 (in millions):

						Three months ended March 31, 2025
2025 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income
Other	3/17/2025	Asset	$8.3	$0.5	$8.8	$0.2	$0.0
Acquisition-related costs recorded within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to $1.0 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.
The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed (including the identifiable intangible assets). The goodwill recognized for Thermo-Tech reflects the value of its mechanical insulation services, supplier relationships, commercial market

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

expansion and other synergies that are expected to be realized from the acquisition. We expect to deduct approximately $9.4 million of goodwill for tax purposes as a result of 2026 acquisitions.
Purchase Price Allocations
The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in millions):

	Three months ended March 31, 2026			Three months ended March 31, 2025
	Thermo-Tech	Other	Total	Other
Estimated fair values:
Accounts receivable	$3.0	$0.3	$3.3	$—
Inventories	0.1	0.5	0.6	0.3
Property and equipment	0.3	2.0	2.3	0.2
Operating lease right-of-use asset	—	0.2	0.2	—
Intangibles	9.3	6.1	15.4	5.5
Goodwill	7.1	3.3	10.4	2.8
Other non-current assets	0.3	0.0	0.3	—
Accounts payable and other current liabilities	(0.6)	(0.1)	(0.7)	—
Other long-term liabilities	—	(0.1)	(0.1)	—
Fair value of assets acquired and purchase price	19.5	12.2	31.7	8.8
Less seller obligations	1.5	1.4	2.9	0.5
Cash paid	$18.0	$10.8	$28.8	$8.3
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
Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Any acquisition acquired after March 31, 2025 is deemed to be within the measurement period and its purchase price considered preliminary.
Goodwill and intangibles per the above table may not agree to the total gross increase of these assets as shown in Note 6, Goodwill and Intangibles, during each of the three months ended March 31, 2026 and 2025 due to adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added during the ordinary course of business. All acquisitions during the three months ended March 31, 2026 and 2025 had their respective goodwill assigned to our Installation operating segment.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Estimates of acquired intangible assets related to the acquisitions are as follows (in millions):

	For the three months ended March 31,
	2026		2025
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$10.0	12	$3.8	12
Trademarks, tradenames and other	4.4	15	1.5	15
Non-competition agreements	0.6	5	0.2	5
Backlog	0.4	1	—	0
Pro Forma Information
The unaudited pro forma information for the combined results of the Company has been prepared as if the 2026 acquisitions had taken place on January 1, 2025 and the 2025 acquisitions had taken place on January 1, 2024. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2025 and 2024, respectively, and the unaudited pro forma information does not purport to be indicative of future financial operating results (in millions, except per share data):

	Unaudited pro forma for the three months ended March 31,
	2026	2025
Net revenue	$663.2	$702.9
Net income	34.6	46.6
Basic net income per share	1.29	1.69
Diluted net income per share	1.28	1.68
Unaudited pro forma net income reflects additional intangible asset amortization expense of approximately $0.2 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively, as well as additional income tax (benefit) expense of approximately $(0.1) million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively, that would have been recorded had the 2026 acquisitions taken place on January 1, 2025 and the 2025 acquisitions taken place on January 1, 2024.
NOTE 18 - INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.
Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method was approximately 167 thousand and 178 thousand shares for the three months ended March 31, 2026 and 2025, respectively. Approximately two thousand weighted average shares of potential common stock were not included in the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2026 because the effect would have been anti-dilutive. Such shares were not material for the three months ended March 31, 2025.
NOTE 19 - SUBSEQUENT EVENTS
We announced on May 7, 2026 that our board of directors declared a quarterly dividend, payable on June 30, 2026 to stockholders of record on June 15, 2026, at a rate of 39 cents per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, as well as our 2025 Form 10-K.
OVERVIEW
We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products throughout the United States, including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving, mirrors and other products. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects in all 48 continental states and the District of Columbia from our national network of over 250 branch locations. During the three months ended March 31, 2026, 92% of our net revenue came from the service-based installation of these products across all of our end markets which forms our Installation operating segment and single reportable segment. In addition, we have regional distribution operations that serve the Midwest, Mountain West, Northeast and Mid-Atlantic regions of the United States, and we operate multiple cellulose insulation manufacturing facilities. We believe our business is well positioned to continue to profitably grow over the long-term due to our strong balance sheet, liquidity and our continuing acquisition strategy.
A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, inflation, consumer confidence, employment rates, housing inventory levels and affordability, foreclosure rates, the health of the economy and availability of mortgage financing.
2026 First Quarter Highlights
Net revenue decreased 3.5%, or $24.3 million to $660.5 million, while gross profit decreased 5.1% to $212.3 million during the three months ended March 31, 2026 compared to the same period in 2025. The decrease in net revenue was primarily due to a 9.9% decline in Installation segment volume. The decrease in gross profit was primarily driven by higher labor costs, vehicle insurance, depreciation and other indirect costs from shifts in end market and product mix. Certain net revenue and industry metrics we use to monitor our operations are discussed in the "Key Measures of Performance" section below, and further details regarding results of our various end markets are discussed further in the "Net Revenue, Cost of Sales and Gross Profit" section below.
During the three months ended March 31, 2026, we amended and extended our asset-based lending credit agreement which included increasing the commitment on our revolving line of credit to $375.0 million. Additionally, we issued $500.0 million in aggregate principal amount of 5.625% senior unsecured notes due 2034. We used the net proceeds to redeem the outstanding principal and accrued interest on our 5.75% senior unsecured notes previously due 2028, pay fees and expenses relating to the offering and to increase cash reserves for general corporate use, including payments for future acquisitions. As a result of these transactions, we will have no significant debt maturity prior to 2031. For further information about our debt transactions, see Part I, Item 1. Financial Statements, Note 7, Long-Term Debt.
As of March 31, 2026, we had $474.3 million of cash and cash equivalents and had not drawn on our revolving line of credit. This strong liquidity position allowed us to return capital to shareholders by increasing our regular quarterly dividend 5% over the first quarter of 2025 to $0.39 per share, or $10.5 million in the aggregate. We also increased our annual variable dividend from $1.70 a share paid in the first quarter of 2025 to $1.80 a share, or a 6% increase, during the three months ended March 31, 2026. Additionally, we repurchased $25.4 million of our outstanding common stock during the three months ended March 31, 2026 for a total capital return to shareholders of $84.6 million.
Key Measures of Performance
We utilize certain net revenue and industry metrics to monitor our operations. Key metrics include total sales growth and same branch growth metrics for our consolidated results, our Installation reportable segment and our Other category consisting of our Distribution and Manufacturing operating segments. We also monitor sales growth for our Installation segment by end market and track volume growth and price/mix growth. Furthermore, we now present additional volume and price/mix growth metrics that include the heavy commercial subset of the commercial end market due to the greater impact of that end market on our revenue and results of operations.
We believe the revenue growth measures are important indicators of how our business is performing, however, we may rely on different metrics in the future. We also utilize gross profit percentage as shown in the following section to monitor our most significant variable costs and to evaluate labor efficiency and success at passing increasing costs of materials to customers.

The following table shows key measures of performance we utilize to evaluate our results:

	Three months ended March 31,
	2026	2025
Period-over-period Growth
Consolidated Sales Growth	(3.5)%	(1.2)%
Consolidated Same Branch Sales Growth (1)	(5.9)%	(4.2)%

Installation Segment Sales Growth
Sales Growth (2)	(5.8)%	(1.3)%
Residential Sales Growth (3)	(10.3)%	(1.7)%
Single-Family Sales Growth (4)	(10.1)%	(1.0)%
Multi-Family Sales Growth (5)	(11.0)%	(4.2)%
Commercial Sales Growth (6)	13.6%	(2.3)%

Installation Segment Same Branch Sales Growth (1)
Same Branch Sales Growth (2)	(7.0)%	(3.7)%
Volume, Price/Mix Growth Including Heavy Commercial(7):
Volume Growth (8)(11)	(9.9)%	(6.0)%
Price/Mix Growth (9)(11)	2.9%	2.3%
Volume, Price/Mix Growth Excluding Heavy Commercial(7):
Volume Growth (8)(11)	(10.0)%	(5.6)%
Price/Mix Growth (9)(11)	(0.1)%	1.5%
Residential Same Branch Sales Growth (3)	(11.2)%	(4.6)%
Single-Family Same Branch Sales Growth (4)	(11.3)%	(4.5)%
Multi-Family Same Branch Sales Growth (5)	(11.2)%	(5.0)%
Commercial Same Branch Sales Growth (6)	10.7%	(2.8)%

Other Sales Growth (Net of Eliminations)
Sales Growth (10)(11)	34.8%	1.6%
Same Branch Sales Growth (1)(10)(11)	13.6%	(12.7)%

U.S. Housing Market Growth (12)
Total Completions Growth	(13.6)%	1.3%
Single-Family Completions Growth	(12.3)%	4.6%
Multi-Family Completions Growth	(16.7)%	(4.2)%

(1)	Same-branch basis represents period-over-period change in sales for branch locations owned greater than 12 months as of each financial statement date.
(2)	Calculated based on period-over-period change in sales of all end markets for our Installation segment.
(3)	Calculated based on period-over-period change in sales in the residential new construction end market for our Installation segment.
(4)	Calculated based on period-over-period change in sales in the single-family subset of the residential new construction end market for our Installation segment.
(5)	Calculated based on period-over-period change in sales in the multi-family subset of the residential new construction end market for our Installation segment.
(6)	Calculated based on period-over-period change in sales in the total commercial end market for our Installation segment. Our commercial end market consists of heavy and light commercial projects.
(7)
The heavy commercial end market, a subset of our total commercial end market, comprises projects that are much larger than our average installation job. As such, per-job revenue is much larger than the average job in all other end markets.

(8)	Calculated as period-over-period change in the number of completed same-branch jobs within our Installation segment for all markets.
(9)
Defined as change in the mix of products sold and related pricing changes and calculated as the change in period-over-period average selling price per same-branch jobs within our Installation segment for all markets we serve, multiplied by total current year jobs. The mix of end customer and product would have an impact on the year-over-year price per job.

(10)	Calculated based on period-over-period gross sales change, excluding intercompany transactions, in our Other category which consists of our Manufacturing and Distribution operating segments.
(11)	We revised this calculation to exclude certain intercompany sales. Percentages in all periods presented conform to this revised method.
(12)	U.S. Census Bureau data, as revised.

Net Revenue, Cost of Sales and Gross Profit
The components of gross profit were as follows (in millions):

	Three months ended March 31,
	2026	Change	2025
Net revenue	$660.5	(3.5)%	$684.8
Cost of sales	448.2	(2.8)%	461.1
Gross profit	$212.3	(5.1)%	$223.7
Gross profit percentage	32.1%		32.7%
Net revenue decreased during the three months ended March 31, 2026 over the same period in 2025 primarily due to the decline in residential job volume. Same branch sales from our single-family end market declined 11.3% while same branch sales from our multi-family end market decreased 11.2%, outpacing the 16.7% decline in national multi-family completions. These markets combined for a residential same branch sales decline of 11.2% for the three months ended March 31, 2026 over the same period in 2025. The net revenue decline was partially offset by our commercial end market increasing 10.7% on a same branch basis for the three months ended March 31, 2026 over the same period in 2025. Lastly, sales within our Distribution and Manufacturing businesses increased 34.8% during the three months ended March 31, 2026 which aligns with our strategy to enhance our procurement efforts through vertical integration in select product and end markets.
During the three months ended March 31, 2026, gross profit as a percentage of net revenue decreased as compared to the same period in 2025, primarily due to higher labor costs and other indirect costs from shifts in product and end market mix, increased vehicle costs, including depreciation expense and auto insurance, and increased freight and shipping costs from higher Manufacturing and Distribution activity. The decline in gross profit percentage was partially offset by lower material costs from changes in end market and supplier mix. We will continue to work with our suppliers to lessen the impact on our margins and with our customers to offset further cost increases through selling price adjustments.
Operating Expenses
Operating expenses were as follows (in millions):

	Three months ended March 31,
	2026	Change	2025
Selling	$34.0	(4.0)%	$35.4
Percentage of total net revenue	5.1%		5.2%
Administrative	$110.2	1.7%	$108.4
Percentage of total net revenue	16.7%		15.8%
Amortization	$10.5	4.0%	$10.1
Percentage of total net revenue	1.6%		1.5%
Selling
The decrease in selling expenses on both a dollar and percentage of net revenue basis for the three months ended March 31, 2026 compared to 2025 was primarily driven by a decrease in selling compensation on lower revenues.
Administrative
The dollar increase in administrative expenses for the three months ended March 31, 2026 compared to 2025 was primarily due to an increase in medical benefits and liability insurance costs. In addition, facility costs increased due to inflationary pressures and acquisitions. Administrative expenses increased as a percentage of net revenue for the three months ended March 31, 2026 compared to 2025 primarily due to inflationary pressures on insurance costs, partially offset by organizational optimization cost savings and lower transaction fees.
Amortization
Amortization expense for the three months ended March 31, 2026 compared to 2025 increased primarily due to the acquisition of more finite-lived intangible assets.

Other Expense, Net
Other expense, net was as follows (in millions):

	Three months ended March 31,
	2026	Change	2025
Interest expense, net	$10.3	24.1%	$8.3
Other expense	0.2	—%	0.2
Total other expense, net	$10.5		$8.5
Interest expense, net increased during the three months ended March 31, 2026 compared to the same period in 2025 primarily due to higher debt levels and write-offs of debt issuance costs resulting from our January 2026 transactions related to the Senior Notes (as defined below), partially offset by increased interest income on money market accounts. See Part I, Item 1. Financial Statements, Note 7, Long-Term Debt, for more information on the January 2026 debt transactions.
Income Tax Provision
Income tax provision and effective tax rates were as follows (in millions):

	Three months ended March 31,
	2026	2025
Income tax provision	$12.3	$15.9
Effective tax rate	26.1%	25.9%
The effective tax rates for the three months ended March 31, 2026 and 2025 were based on an estimated annual effective tax rate for federal, state and local tax expense.
Other Comprehensive Income (Loss), Net of Tax
Other comprehensive income (loss), net of tax was as follows (in millions):

	Three months ended March 31,
	2026	2025
Net change on cash flow hedges, net of taxes	$0.3	$(5.3)
During the three months ended March 31, 2026 and 2025, we recorded an unrealized gain of $1.6 million and an unrealized loss of $6.1 million, respectively, net of taxes, on our cash flow hedges due to the changes in the market's expectations for future long-term interest rates.
During the three months ended March 31, 2026 and 2025, we amortized $1.7 million of our remaining unrealized gains and a net impact of $(1.1) million of our remaining unrealized gains, losses and off-market terms, respectively, on our amended and terminated cash flow hedges to interest expense, not including the offsetting tax effects of $(0.4) million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.
KEY FACTORS AFFECTING OUR OPERATING RESULTS
Inflation, Housing Affordability and Mortgage Interest Rates
Inflation has affected the economy as a whole since 2022, but began moderating in 2023 as the Federal Reserve took actions to stabilize inflation by raising the federal funds rate multiple times through July 2023. These rate hikes indirectly affected the 30-year fixed rate mortgage average in the United States, resulting in mortgage rates peaking above 7% in recent years. These rate-driven pressures have curtailed housing demand as mortgage financing affordability has been reduced. Inflation rates in 2026 have remained above the 2% stated target, and the Iranian conflict in the Middle East has significantly raised oil prices which could push inflation higher and cause the Federal Reserve to continue to pause rate cuts or institute new rate hikes. While a more accommodating Federal Reserve monetary policy does not directly determine mortgage rates, any easing of the federal funds rate would likely contribute to a downward trend in mortgage rates. We expect to continue to be impacted by the current elevated rates in 2026 but anticipate pressures to lessen over time if mortgage rates are further reduced.

In addition, housing affordability is impacted by international trade as certain housing inputs such as lumber are more reliant on imports than domestic production. While we purchase the large majority of the products we install and sell domestically, our business could be impacted if overall home affordability is further reduced by higher material prices due to increased tariffs.
Trends in the Construction Industry
Elevated home prices, high mortgage rates, recent economic uncertainty and rising new home inventory were the primary contributors to the decline in demand of new homes in the first quarter of 2026. Activity slowed in the residential homebuilding market as non-seasonally adjusted single-family starts, our largest end market, decreased 5.5% according to the U.S. Census during the three months ended March 31, 2026 compared to the same period in 2025. Employment remains stable and continues to support demand for residential new construction activity despite the affordability concerns and recent economic uncertainty. As a result, while we expect cyclicality to continue in the housing industry, we believe the long-term opportunities in our residential and commercial end markets are favorable. Our largest customers are publicly traded homebuilders, and these builders have been able to increase affordability by offering mortgage rate buydowns as incentives to their customers. Regarding the repair and remodel markets, many existing homeowners are locked into low interest mortgages and an aging housing stock exists in many areas of the United States, bolstering demand in this end market.
Cost and Availability of Materials
We typically purchase the materials we use in our business directly from manufacturers. The largest fiberglass manufacturers have cut production capacity during past business cycles which has caused periods of industry-wide supply allocations. While we are not currently experiencing material supply shortages, we could incur such shortages in the remainder of 2026 and beyond if these manufacturers reduce production this year. We also experience price increases from our suppliers from time to time, and we may have more difficulty raising selling prices to offset any material price increases in 2026 if housing demand slows. We could be subject to increased material pricing on some of the complementary building products we install and sell due to tariffs imposed on goods imported from certain foreign nations. The extent of these increases will depend on a variety of factors including the magnitude of each tariff, the extent our vendors pass on the tariffs they incur, and the number of countries subject to tariffs in the future. Additionally, we may be subject to increased shipping and freight costs on inventory if the recent spike in oil prices continues and those costs are passed onto us from our suppliers. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations in 2026, to the extent that price increases cannot be passed on to our customers. We will continue to work with our customers to adjust selling prices to offset higher costs as they occur.
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
Our employee retention rates remained better than industry averages in the three months ended March 31, 2026. We believe this is a result of our strong culture and the various programs meant to benefit our employees, including our financial wellness plan, emotional well-being coaching, longevity stock compensation plan and comprehensive benefit packages we offer. We also provide assistance from the Installed Building Products Foundation meant to benefit our employees, their families and their communities. While improved retention drives lower costs to recruit and train new employees, resulting in greater installer productivity, these improvements are somewhat offset by the additional costs of these incentives.
LIQUIDITY AND CAPITAL RESOURCES
Our capital resources primarily consist of cash from operations and borrowings under our various debt agreements and capital equipment leases and loans. As of March 31, 2026, we had cash and cash equivalents of $474.3 million as well as access to $375.0 million under our asset-based lending credit facility (as defined below), less $3.9 million of outstanding letters of credit, resulting in total liquidity of $845.4 million. Liquidity may also be limited in the future by certain cash collateral limitations under our asset-based credit facility (as defined below), depending on the status of our borrowing base availability.
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
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our business needs, commitments and contractual obligations for at least the next 12 months as evidenced by our net positive cash flows from operations for the three months ended March 31, 2026. We believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions, but we cannot guarantee that such financing will be available on favorable terms, or at all. In the short-term, we expect the seasonal trends we typically experience to return, including higher sales in the spring, summer and fall than in the winter. This could affect the timing of cash collections and payments during the rest of 2026.
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
In "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2025 Form 10-K, we disclosed that we had $1.1 billion aggregate long-term material cash requirements as of December 31, 2025. Our long-term commitments have since changed materially due to the issuance of $500.0 million in aggregate principal amount of 5.625% senior unsecured notes due 2034 and using a portion of the proceeds to redeem in full the outstanding principal and interest on our $300.0 million senior unsecured notes due 2028. This transaction reduced the principal payments included in the 2028 known obligations by $300.0 million and increased the thereafter known obligations by $500.0 million. The increased principal and extended maturity of the 2034 Senior Notes (as defined below) will also increase the amount of interest we will be required to pay in 2026 and beyond. There were no other material changes to our cash requirements during the period covered by this Quarterly Report on Form 10-Q outside of the normal course of our business. For further information about our debt transactions, see Part I, Item 1. Financial Statements, Note 7, Long-Term Debt.
Sources and Uses of Cash and Related Trends
Working Capital
We carefully manage our working capital and operating expenses. As of March 31, 2026 and December 31, 2025, our working capital including cash and cash equivalents was $820.3 million and $698.4 million, respectively. The increase in 2026 was primarily driven by the increase in cash due to the net borrowings of our 2034 Senior Notes (as defined below). The increase was partially offset by accounts receivable decreasing $17.7 million on lower job volume and other current assets decreasing $9.9 million, the majority of which was a result of the amortization of prepaid expenses including insurance. We continue to look for opportunities to reduce our working capital as a percentage of net revenue.

The following table summarizes our cash flow activity (in millions):

	Three months ended March 31,
	2026	2025
Net cash provided by operating activities	$102.3	$92.1
Net cash used in investing activities	(45.3)	(26.1)
Net cash provided by (used in) financing activities	95.4	(94.9)
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
Net cash provided by operating activities increased from 2025 to 2026 primarily due to higher non-cash adjustments, a decrease in other current assets and lower accounts receivable due to lower job volume partially offset by a decrease in accrued compensation and an increase in other non-current assets.
Cash Flows from Investing Activities
Sources of cash from investing activities consist primarily of proceeds from the sales of property and equipment and, periodically, maturities from short term investments. Cash used in investing activities consists primarily of purchases of property and equipment, payments for acquisitions and, periodically, purchases of short term investments.
Net cash used in investing activities increased from 2025 to 2026 primarily due to increased spending on acquisitions of businesses in 2026 compared to 2025, partially offset by fewer purchases of property and equipment during the three months ended March 31, 2026.
Cash Flows from Financing Activities
Our sources of cash from financing activities consist of proceeds from the issuances of vehicle and equipment notes payable and, periodically, other sources of debt financing. Cash used in financing activities consists primarily of debt repayments, acquisition-related obligations, dividends and stock repurchases.
Net cash provided by (used in) financing activities increased from 2025 to 2026 primarily due to the net proceeds on the 2034 Senior Notes (as defined below). These increases were partially offset by less proceeds from vehicle and equipment notes during the three months ended March 31, 2026. See Part I, Item 1. Financial Statements, Note 7, Long-Term Debt, for more information on the senior notes.
Debt
5.625% Senior Notes due 2034
In January 2026, we issued $500.0 million in aggregate principal amount of 5.625% senior unsecured notes (the "2034 Senior Notes"). The 2034 Senior Notes will mature on February 1, 2034 and interest will accrue at a rate of 5.625% per annum from the date of original issuance and be payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing on August 1, 2026. The net proceeds from the 2034 Senior Notes offering were approximately $492.4 million after deducting fees and offering expenses. We used approximately $308.2 million of the net proceeds to redeem the outstanding principal and accrued interest on our 5.75% senior unsecured notes due 2028 (the "2028 Senior Notes" and, together with the 2034 Senior Notes, the “Senior Notes”). The remaining net proceeds will be used for general corporate purposes.
The indenture covering the 2034 Senior Notes contains restrictive covenants that, among other things, limit the ability of the Company and certain of our subsidiaries (subject to certain exceptions) to: (i) pay dividends on, redeem or repurchase stock; (ii) prepay subordinated debt; (iii) apply net proceeds from certain asset sales; (iv) engage in transactions with affiliates; (v) merge, consolidate or sell substantially all of its assets; and (vi) pay dividends and make other distributions from subsidiaries.

Credit Facilities
Term Loan Facility
We have a term loan credit agreement with Royal Bank of Canada as the administrative agent and collateral agent thereunder (the “Term Loan Agreement”), dated as of December 14, 2021 (as amended by the First Amendment thereto dated April 28, 2023, by the Second Amendment thereto dated August 14, 2023, by the Third Amendment thereto dated March 28, 2024, and by the Fourth Amendment thereto dated November 26, 2024). The Third Amendment allowed for the issuance of a new term loan (the "Term Loan") in the amount of $500.0 million which will mature on March 28, 2031. Net proceeds of the Term Loan were used to refinance the remaining principal on our previous term loan, pay fees and increase working capital. The Term Loan bears interest, at our option, at a rate equal to either: the adjusted Term SOFR plus 1.75% per annum, or an alternative base rate plus 0.75%.
The Term Loan amortizes in quarterly principal payments of $1.25 million, with any remaining unpaid balances due on the maturity date of March 28, 2031. As of March 31, 2026, we had $487.0 million, net of unamortized debt issuance costs, due on our Term Loan.
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
Asset-based Lending Credit Agreement
In January 2026, we amended and extended the term of our asset-based lending credit agreement (the "ABL Credit Agreement"). The ABL Credit Agreement transaction increased the commitment under the asset-based lending credit facility (the "ABL Revolver") from $250.0 million to $375.0 million and extended the maturity date to January 21, 2031. Terms include a springing maturity 91 days ahead of the maturity date of any material indebtedness.
The ABL Revolver now bears interest at either the Secured Overnight Financing Rates ("Term SOFR") or the base rate, at our election, plus a margin of 1.00% or 1.25% per annum in the case of Term SOFR advances or 0.00% or 0.25% per annum in the case of base rate loans (in each case based on a measure of availability under the ABL Credit Agreement). The ABL Credit Agreement contains a financial covenant requiring the satisfaction of a minimum of fixed charge coverage ratio of 1.0x in the event that we do not meet a minimum measure of availability under the ABL Revolver.
The ABL Revolver also provides incremental revolving credit facility commitments of up to $105.0 million. The ABL Revolver also allows for the issuance of letters of credit of up to $100.0 million in aggregate and borrowing of swingline loans of up to $50.0 million in aggregate. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of March 31, 2026 was $371.1 million.
At March 31, 2026, we were in compliance with all applicable covenants under the Term Loan Agreement, ABL Credit Agreement and the 2034 Senior Notes.
Derivative Instruments
As of March 31, 2026, we had two active interest rate swaps with maturity dates of December 14, 2028. When combined, these interest rate swaps serve to hedge $400.0 million of the variable cash flows on our Term Loan through December 14, 2028. For further information about our interest rate swaps, see Part I, Item 1. Financial Statements, Note 11, Derivatives and Hedging Activities. The assets associated with the interest rate swaps are included in current assets and other non-current assets on the Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.
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
Total outstanding loan balances relating to our Master Loan and Equipment Agreements were $90.2 million as of March 31, 2026 and $98.5 million as of December 31, 2025. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income included herein.
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
The following table summarizes our outstanding bonds, letters of credit and cash-collateral (in millions):

As of March 31, 2026
Performance bonds	$187.6
Insurance letters of credit and cash collateral	72.9
Permit and license bonds	11.6
Total bonds and letters of credit	$272.1
We have $65.3 million included in our insurance letters of credit in the above table that are unsecured and therefore do not reduce total liquidity.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported using different assumptions or under different conditions. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2026 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2025 Form 10-K.
Recent Accounting Pronouncements
For a description of recently issued and/or adopted accounting pronouncements, see Note 2, Significant Accounting Policies, to our audited consolidated financial statements included in our 2025 Form 10-K.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market and the commercial market, our operations, economic and industry conditions, our financial and business model, payment of dividends, the demand for our services and product offerings, trends in the commercial business, expansion of our national footprint and diversification, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability, our efforts to navigate the material pricing environment, our ability to increase selling prices, our material and labor costs, supply chain and material constraints, impacts of inflation and interest rate trends, our hiring practices and expectations for demand for our services and our earnings in 2026. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation the general economic and industry conditions; increases in mortgage interest rates and rising home prices; inflation and interest rates; the material price and supply environment; increased tariffs; uncertainty regarding the federal government’s changes in fiscal, trade, monetary or regulatory policy; geopolitical conflicts, including the conflict in Iran; the timing of increases in our selling prices; the risk that the Company may reduce, suspend or eliminate dividend payments in the future; and the factors discussed in the “Risk Factors” section of our 2025 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC. In addition, any future declaration of dividends will be subject to the final determination of our Board of Directors. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of March 31, 2026, we had $490.0 million outstanding on our Term Loan, gross of unamortized debt issuance costs, no outstanding borrowings on our ABL Revolver and no outstanding borrowings under finance leases subject to variable interest rates. As of March 31, 2026, we had two active interest rate swaps which, when combined, serve to hedge $400.0 million of the variable cash flows on our Term Loan through December 14, 2028. As a result, total variable rate debt of $90.0 million was exposed to market risks as of March 31, 2026. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $0.9 million. The 2034 Senior Notes accrue interest at a fixed rate of 5.625%.
For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We have not entered into and currently do not hold derivatives for trading or speculative purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 1. Financial Statements, Note 16, Commitments and Contingencies – Other Commitments and Contingencies, for information about existing legal proceedings.
Item 1A. Risk Factors
As of the date of this report, there have been no material changes from the risk factors disclosed in our 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the stock repurchase activity, including shares surrendered by employees in connection with the vesting of restricted stock awards, for the three months ended March 31, 2026:

	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1 - January 31, 2026	54	$267.45	—	$327.4	million
February 1 - February 28, 2026	68	326.26	—	500.0	million
March 1 - March 31, 2026	90,785	280.66	90,653	474.6	million
	90,907	$280.69	90,653	$474.6	million
(1)On February 26, 2026, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $500.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2027. We repurchased $25.4 million and $34.3 million of common stock under our stock repurchase programs during the three months ended March 31, 2026 and 2025, respectively. For further information about our stock repurchase program, see Part I, Item 1. Financial Statements, Note 12, Stockholders' Equity.
(2)Includes 254 shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 1,143 shares of restricted stock awarded under our 2023 Omnibus Incentive Plan.
Item 3. Defaults Upon Senior Securities
There have been no material defaults in senior securities.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Amendment No. 4 to Credit Agreement, dated January 21, 2026, among Installed Building Products, Inc., the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as issuing bank, swing bank, administrative agent, joint-lead arranger and joint-lead bookrunner, with JPMorgan Chase Bank, N.A., RBC Capital Markets and KeyBank National Association, each as a joint-lead arranger and a joint book runner and U.S. Bank National Association, as the syndication agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2026.***

10.2
ABL/Term Loan Intercreditor Agreement, dated January 21, 2026, among Installed Building Products, Inc., Bank of America, N.A., as agent for the ABL Secured Parties referred to therein, Royal Bank of Canada, as administrative agent for the Term Loan Secured Parties referred to therein, and the guarantors party thereto, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 22, 2026.

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

101**
The following financial statements from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Submitted electronically with the report.
***    Certain of the exhibits and schedules to the ABL Amendment do not contain material information and have been omitted                             from this filing pursuant to item 601(a)(5) of Regulation S-K. The Company will furnish copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2026

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer