Form 10-Q
period 2026-09-30
Installed Building Products, Inc.
filed 2026-11-05
CIK 1580905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
On October 29, 2026, the registrant had 26,578,484 shares of common stock, par value $0.01 per share, outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share and per share amounts)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$415.9	$321.9
Accounts receivable (less allowance for credit losses of $16.4 and $13.9 at September 30, 2026 and December 31, 2025, respectively)	485.2	444.1
Inventories	223.9	203.0
Prepaid expenses and other current assets	69..3	73.6
Total current assets	1,194.3	1,042.6
Property and equipment, net	196.0	183.3
Operating lease right-of-use assets	120.0	98.7
Goodwill	475.6	450.4
Customer relationships, net	174.8	172.2
Other intangibles, net	92.6	89.3
Other non-current assets	47.6	31.5
Total assets	$2,300.9	$2,068.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$33.7	$36.6
Current maturities of operating lease obligations	39.7	37.0
Current maturities of finance lease obligations	4.0	2.7
Accounts payable	141.3	119.0
Accrued compensation	78.2	69.5
Other current liabilities	85.8	79.4
Total current liabilities	382.7	344.2
Long-term debt	1,019.7	850.0
Operating lease obligations	84.9	61.4
Finance lease obligations	6.8	4.0
Deferred income taxes	25.5	24.7
Other long-term liabilities	85.0	73.8
Total liabilities	1,604.6	1,358.1
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock; $0.01 par value: 5,000,000 authorized and 0 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock; $0.01 par value: 100,000,000 authorized, 33,942,327 and 33,837,379 issued and 26,578,484 and 26,975,227 shares outstanding at September 30, 2026 and December 31, 2025, respectively	0.3	0.3
Additional paid in capital	303.2	284.1
Retained earnings	1,122.6	1,043.4
Treasury stock; at cost: 7,363,843 and 6,862,152 shares at September 30, 2026 and December 31, 2025, respectively	(755.9)	(640.0)
Accumulated other comprehensive income	26.1	22.1
Total stockholders’ equity	696.3	709.9
Total liabilities and stockholders’ equity	$2,300.9	$2,068.0

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in millions, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net revenue	$808.4	$778.2	$2,246.7	$2,223.3
Cost of sales	551.0	514.0	1,518.1	1,475.5
Gross profit	257.4	264.2	728.6	747.8
Operating expenses
Selling	37.3	36.2	107.9	107.3
Administrative	117.6	111.1	345.0	332.6
Amortization	10.8	10.1	31.8	30.3
Operating income	91.7	106.8	243.9	277.6
Other expense, net
Interest expense, net	10.4	6.9	31.2	23.5
Other expense (income)	0.1	(0.4)	(0.7)	(0.9)
Income before income taxes	81.2	100.3	213.4	255.0
Income tax provision	21.8	25.9	54.3	66.2
Net income	$59.4	$74.4	$159.1	$188.8

Other comprehensive income (loss), net of tax:
Net change on cash flow hedges, net of tax (provision) benefit of $(0.9) and $0.7 for the three months ended September 30, 2026 and 2025, respectively, $(1.4) and $3.9 for the nine months ended September 30, 2026 and 2025, respectively.	2.7	(2.2)	4.0	(11.6)
Comprehensive income	$62.1	$72.2	$163.1	$177.2

Earnings per share:
Basic	$2.25	$2.75	$5.98	$6.92
Diluted	$2.24	$2.74	$5.95	$6.89
Weighted average shares outstanding:
Basic	26,445,605	27,070,368	26,624,984	27,302,784
Diluted	26,505,382	27,171,749	26,726,085	27,422,926

Cash dividends declared per share	$0.39	$0.37	$2.97	$2.81

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2026
(in millions, except share and per share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - July 1, 2025	33,835,259	$0.3	$275.4	$912.5	(6,508,388)	$(549.3)	$25.6	$664.5
Net income				74.4				74.4
Issuance of common stock awards to employees	2,098	—	—					—
Surrender of common stock awards					(3,580)	(0.7)		(0.7)
Share-based compensation expense			4.4					4.4
Share-based compensation issued to directors			0.3					0.3
Dividends declared ($0.37 per share)				(10.1)				(10.1)
Common stock repurchase, inclusive of excise tax obligation					(200,000)	(52.0)		(52.0)
Other comprehensive loss, net of tax							(2.2)	(2.2)
BALANCE - September 30, 2025	33,837,357	$0.3	$280.1	$976.8	(6,711,968)	$(602.0)	$23.4	$678.6

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - July 1, 2026	33,941,274	$0.3	$297.8	$1,073.5	(7,362,106)	$(755.5)	$23.4	$639.5
Net income				59.4				59.4
Issuance of common stock awards to employees	1,053	—	—					—
Surrender of common stock awards					(1,737)	(0.4)		(0.4)
Share-based compensation expense			5.1					5.1
Share-based compensation issued to directors			0.3					0.3
Dividends declared ($0.39 per share)				(10.3)				(10.3)
Other comprehensive income, net of tax							2.7	2.7
BALANCE - September 30, 2026	33,942,327	$0.3	$303.2	$1,122.6	(7,363,843)	$(755.9)	$26.1	$696.3

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2026
(in millions, except share and per shares amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2025	33,713,662	$0.3	$261.3	$865.5	(5,955,171)	$(456.8)	$35.0	$705.3
Net income				188.8				188.8
Issuance of common stock awards to employees	91,467	—	—					—
Surrender of common stock awards					(56,797)	(9.1)		(9.1)
Share-based compensation expense			14.7					14.7
Share-based compensation issued to directors	5,425		0.7					0.7
Issuance of awards previously classified as liability awards	26,803		3.4					3.4
Dividends declared ($2.81 per share)				(77.5)				(77.5)
Common stock repurchase, inclusive of excise tax obligation					(700,000)	(136.1)		(136.1)
Other comprehensive loss, net of tax							(11.6)	(11.6)
BALANCE - September 30, 2025	33,837,357	$0.3	$280.1	$976.8	(6,711,968)	$(602.0)	$23.4	$678.6

	Common Stock		Additional Paid In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE - January 1, 2026	33,837,379	$0.3	$284.1	$1,043.4	(6,862,152)	$(640.0)	$22.1	$709.9
Net income				159.1				159.1
Issuance of common stock awards to employees	85,493	—	—					—
Surrender of common stock awards					(45,668)	(13.5)		(13.5)
Share-based compensation expense			16.5					16.5
Share-based compensation issued to directors	5,985		0.8					0.8
Issuance of awards previously classified as liability awards	13,470		1.8					1.8
Dividends declared ($2.97 per share)				(79.9)				(79.9)
Common stock repurchase, inclusive of excise tax obligation					(456,023)	(102.4)		(102.4)
Other comprehensive income, net of tax							4.0	4.0
BALANCE - September 30, 2026	33,942,327	$0.3	$303.2	$1,122.6	(7,363,843)	$(755.9)	$26.1	$696.3

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$159.1	$188.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	53.6	49.2
Amortization of operating lease right-of-use assets	29.9	27.2
Amortization of intangibles	31.8	30.3
Amortization of deferred financing costs and debt discount	1.4	1.2
Provision for credit losses	6.4	6.1
Write-off of debt issuance costs	1.2	—
Gain on sale of property and equipment	(0.2)	(1.1)
Non-cash stock compensation	17.5	16.5
Other, net	(5.3)	(9.0)
Changes in assets and liabilities, excluding effects of acquisitions
Accounts receivable	(42.3)	(17.5)
Inventories	(18.2)	8.5
Other assets	0.6	16.0
Accounts payable	19.9	(9.1)
Income taxes receivable/payable	3.9	4.8
Other liabilities	(13.4)	(5.4)
Net cash provided by operating activities	245.9	306.5
Cash flows from investing activities
Purchases of property and equipment	(50.0)	(55.0)
Acquisitions of businesses, net of cash acquired of $— in 2026 and 2025, respectively	(63.2)	(32.3)
Proceeds from sale of property and equipment	1.6	1.9
Settlements with interest rate swap counterparties	—	10.4
Other	(2.6)	(5.4)
Net cash used in investing activities	$(114.2)	$(80.4)

See accompanying notes to consolidated financial statements

INSTALLED BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, CONTINUED)
(in millions)

	Nine months ended September 30,
	2026	2025
Cash flows from financing activities
Proceeds from Senior Notes	$500.0	$—
Payments on Senior Notes	(300.0)	—
Payments on Term Loan	(3.8)	(3.8)
Proceeds from vehicle and equipment notes payable	—	31.6
Debt issuance costs	(9.1)	—
Principal payments on long-term debt	(24.5)	(22.7)
Principal payments on finance lease obligations	(3.1)	(2.2)
Dividends paid	(80.1)	(77.7)
Acquisition-related obligations	(1.9)	(1.6)
Repurchase of common stock	(101.7)	(134.9)
Surrender of common stock awards by employees	(13.5)	(9.1)
Net cash used in financing activities	(37.7)	(220.4)
Net change in cash and cash equivalents	94.0	5.7
Cash and cash equivalents at beginning of period	321.9	327.6
Cash and cash equivalents at end of period	$415.9	$333.3
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$47.1	$34.9
Income taxes, net of refunds (1)	50.7	57.7
Supplemental disclosures of non-cash activities
Right-of-use assets and leasehold improvements obtained in exchange for operating lease obligations	$56.1	$29.8
Property and equipment obtained in exchange for finance lease obligations	7.1	0.6
Seller obligations in connection with acquisition of businesses	7.2	3.7
Unpaid purchases of property and equipment included in accounts payable	3.0	4.7
Accrued excise tax on common stock repurchases	0.8	1.2
(1) For the nine months ended September 30, 2026, the amount includes cash paid for federal tax credits of $7.0 million.

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
Our interim operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected in future operating quarters.
Note 2 to the audited consolidated financial statements in our 2025 Form 10-K describes the significant accounting policies and estimates used in preparation of the audited consolidated financial statements. There have been no changes to our significant accounting policies during the nine months ended September 30, 2026.

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

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
Installation:
Residential new construction	$535.5	67%	$540.3	70%	$1,501.4	67%	$1,583.5	71%
Repair and remodel	48.4	6%	46.1	6%	136.6	6%	131.7	6%
Commercial	156.5	19%	134.7	17%	422.9	19%	368.7	17%
Net revenue, Installation	$740.4	92%	$721.1	93%	$2,060.9	92%	$2,083.9	94%
Other	68.0	8%	57.1	7%	185.8	8%	139.4	6%
Net revenue, as reported	$808.4	100%	$778.2	100%	$2,246.7	100%	$2,223.3	100%

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
Installation:
Insulation	$434.6	54%	$440.3	57%	$1,241.6	56%	$1,301.3	59%
Shower doors, shelving and mirrors	58.5	7%	57.3	7%	161.8	7%	165.3	7%
Waterproofing	50.7	6%	43.6	6%	134.3	6%	118.5	5%
Garage doors	45.4	6%	44.5	6%	127.3	6%	131.1	6%
Fireproofing/firestopping	38.0	5%	31.3	4%	100.9	4%	79.0	4%
Rain gutters	40.9	5%	35.2	4%	98.8	4%	93.6	4%
Window blinds	19.3	2%	20.5	3%	54.3	3%	58.6	3%
Other building products	53.0	7%	48.4	6%	141.9	6%	136.5	6%
Net revenue, Installation	$740.4	92%	$721.1	93%	$2,060.9	92%	$2,083.9	94%
Other	68.0	8%	57.1	7%	185.8	8%	139.4	6%
Net revenue, as reported	$808.4	100%	$778.2	100%	$2,246.7	100%	$2,223.3	100%
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
Contract assets and liabilities related to our uncompleted contracts and customer deposits were as follows (in millions):

	September 30, 2026	December 31, 2025
Contract assets	$34.0	$27.3
Contract liabilities	(22.5)	(20.5)
Uncompleted contracts were as follows (in millions):

	September 30, 2026	December 31, 2025
Costs incurred on uncompleted contracts	$248.5	$213.7
Estimated earnings	196.8	158.5
Total	445.3	372.2
Less: Billings to date	422.7	355.5
Net under billings	$22.6	$16.7

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net under billings were as follows (in millions):

	September 30, 2026	December 31, 2025
Costs and estimated earnings in excess of billings on uncompleted contracts (contract assets)	$34.0	$27.3
Billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities)	(11.4)	(10.6)
Net under billings	$22.6	$16.7
The difference between contract assets and contract liabilities as of September 30, 2026 compared to December 31, 2025 is primarily the result of timing differences between our performance of obligations under contracts and customer payments and billings. During the three and nine months ended September 30, 2026, we recognized $0.5 million and $19.6 million of revenue that was included in the contract liability balance at December 31, 2025. We did not recognize any impairment losses on our contract assets during the three and nine months ended September 30, 2026 or 2025.
Remaining performance obligations represent the transaction price of contracts for which work has not been performed and excludes unexercised contract options and potential modifications. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining uncompleted contracts was $182.2 million. We expect to satisfy remaining performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.
NOTE 4 - CREDIT LOSSES
Our expected loss allowance methodology for accounts receivable is developed using historical experience, present economic conditions and other factors management considers relevant to estimate expected credit losses. We also perform ongoing evaluations of creditworthiness of our existing and potential customers.
Changes in our allowance for credit losses were as follows (in millions):

Balance as of January 1, 2026	$13.9
Current period provision	6.4
Recoveries collected and additions	0.2
Amounts written off	(4.1)
Balance as of September 30, 2026	$16.4
NOTE 5 - CASH AND CASH EQUIVALENTS
Cash and cash equivalents include money market funds which are highly liquid instruments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase. These money market funds amounted to approximately $370.6 million and $278.8 million as of September 30, 2026 and December 31, 2025, respectively. See Note 9, Fair Value Measurements, for additional information.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - GOODWILL AND INTANGIBLES
Goodwill
The change in carrying amount of goodwill by reporting segment was as follows (in millions):

	Installation	Other	Consolidated
Goodwill (gross) - January 1, 2026	$409.7	$110.7	$520.4
Business combinations	24.5	—	24.5
Other adjustments	0.7	0.0	0.7
Goodwill (gross) - September 30, 2026	434.9	110.7	545.6
Accumulated impairment losses	(70.0)	—	(70.0)
Goodwill (net) - September 30, 2026	$364.9	$110.7	$475.6
We test goodwill for impairment annually during the fourth quarter of our fiscal year or earlier if there is an impairment indicator. The accumulated impairment losses included within the above table were all associated with the Installation segment and substantially all of the impairment losses were recorded prior to the year ended December 31, 2010.
Intangibles, net
The following table provides the gross carrying amount, accumulated amortization and net book value for each major class of intangibles (in millions):

	As of September 30,			As of December 31,
	2026			2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangibles:
Customer relationships	$431.5	$256.7	$174.8	$407.8	$235.6	$172.2
Covenants not-to-compete	37.4	32.6	4.8	36.0	30.5	5.5
Trademarks, tradenames and other	158.5	71.9	86.6	148.0	64.7	83.3
Backlog	24.3	23.1	1.2	22.4	21.9	0.5
Total intangibles	$651.7	$384.3	$267.4	$614.2	$352.7	$261.5
The gross carrying amount of intangibles increased $37.5 million during the nine months ended September 30, 2026 primarily due to business combinations. For more information on business combinations, see Note 17, Business Combinations.
Remaining estimated aggregate annual amortization expense is as follows (amounts, in millions, are for the fiscal year ended):

Remainder of 2026	$10.3
2027	37.7
2028	33.0
2029	30.1
2030	28.8
Thereafter	127.5

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - LONG-TERM DEBT
Long-term debt consisted of the following (in millions):

	As of September 30,	As of December 31,
	2026	2025
2028 Senior Notes, net of unamortized debt issuance costs of $— and $1.2, respectively	$—	$298.8
2034 Senior Notes, net of unamortized debt issuance costs of $6.9 and $—, respectively	493.1	—
Term loan, net of unamortized debt issuance costs of $2.7 and $3.1, respectively	484.8	488.1
Vehicle and equipment notes, maturing through November 2030; payable in various monthly installments, including interest rates ranging from 1.9% to 7.3%	74.2	98.5
Various notes payable, maturing through October 2028; payable in various annual installments, including interest rates at 5.0%	1.3	1.2
	1,053.4	886.6
Less: current maturities	(33.7)	(36.6)
Long-term debt, less current maturities	$1,019.7	$850.0
Remaining required repayments of debt principal, gross of unamortized debt issuance costs, as of September 30, 2026 are as follows (in millions):

Remainder of 2026	$9.0
2027	32.4
2028	25.7
2029	18.4
2030	11.2
Thereafter	966.3
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
Credit Agreement Amendments
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
The ABL Revolver also provides incremental revolving credit facility commitments of up to $105.0 million. The ABL Revolver also allows for the issuance of letters of credit of up to $100.0 million in aggregate and borrowing of swingline loans of up to $50.0 million in aggregate. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of September 30, 2026 was $372.1 million.
In October 2026, we entered into Amendment No. 5 to our Term Loan Credit Agreement (as defined below), which provides for $250.0 million of incremental borrowings on the same terms as our existing term loan. See Note 19, Subsequent Events, for additional information regarding the add-on transaction.
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
The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets (in millions):

		As of September 30,	As of December 31,
	Classification	2026	2025
Assets
Non-Current
Operating	Operating lease right-of-use assets	$120.0	$98.7
Finance	Property and equipment, net	10.7	6.7
Total lease assets		$130.7	$105.4
Liabilities
Current
Operating	Current maturities of operating lease obligations	$39.7	$37.0
Financing	Current maturities of finance lease obligations	4.0	2.7
Non-Current
Operating	Operating lease obligations	84.9	61.4
Financing	Finance lease obligations	6.8	4.0
Total lease liabilities		$135.4	$105.1

Weighted-average remaining lease term:
Operating leases		4.2 years	3.6 years
Finance leases		3.3 years	2.7 years
Weighted-average discount rate:
Operating leases		5.57%	5.55%
Finance leases		6.59%	7.78%

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Lease Costs
The table below presents certain information related to the lease costs for finance and operating leases (in millions):

		Three months ended September 30,		Nine months ended September 30,
	Classification	2026	2025	2026	2025
Operating lease cost(1)	Administrative	$14.3	$12.7	$41.4	$37.5
Finance lease cost:
Amortization of leased assets(2)	Cost of sales	1.2	0.8	3.4	2.7
Interest on finance lease obligations	Interest expense, net	0.2	0.1	0.5	0.4
Total lease costs		$15.7	$13.6	$45.3	$40.6
(1)Includes variable lease costs of $2.1 million and $1.7 million for the three months ended September 30, 2026 and 2025, respectively, $6.2 million and $5.0 million for the nine months ended September 30, 2026 and 2025, respectively, short-term lease costs of $0.4 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $1.3 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)Includes variable lease costs of $0.2 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $0.4 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively.
Other Information
The table below presents supplemental cash flow information related to leases (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14.2	$10.6	$33.7	$31.2
Operating cash flows for finance leases	0.2	0.1	0.5	0.4
Financing cash flows for finance leases	1.2	0.8	3.1	2.2
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years for the finance lease obligations and operating lease obligations recorded on the Condensed Consolidated Balance Sheets as of September 30, 2026 (in millions):

	Finance Leases	Operating Leases
		Related Party	Other	Total Operating
Remainder of 2026	$1.2	$0.5	$11.4	$11.9
2027	4.2	1.6	41.9	43.5
2028	2.8	1.5	31.0	32.5
2029	1.8	1.6	19.8	21.4
2030	1.6	1.6	10.4	12.0
Thereafter	0.4	9.3	9.9	19.2
Total minimum lease payments	12.0	$16.1	$124.4	140.5
Less: Amounts representing interest	(1.2)			(15.9)
Present value of future minimum lease payments	10.8			124.6
Less: Current obligation under leases	(4.0)			(39.7)
Long-term lease obligations	$6.8			$84.9

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
Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets, specifically other intangible and long-lived assets, are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025 are categorized based on the lowest level of significant input to the valuation. The assets are measured at fair value when our impairment assessment indicates a carrying value for each of the assets in excess of the asset’s estimated fair value. Undiscounted cash flows, a Level 3 input, are utilized in determining estimated fair values. During the three and nine months ended September 30, 2026 and 2025, we did not record any impairments on these assets required to be measured at fair value on a nonrecurring basis.
Estimated Fair Value of Financial Instruments
Accounts receivable, accounts payable and accrued liabilities as of September 30, 2026 and December 31, 2025 approximate fair value due to the short-term maturities of these financial instruments. The carrying amounts of certain long-term debt, including the Term Loan and ABL Revolver as of September 30, 2026 and December 31, 2025, approximate fair value due to the variable rate nature of the agreements. The carrying amounts of our operating lease right-of-use assets and the obligations associated with our operating and finance leases as well as our vehicle and equipment notes approximate fair value as of September 30, 2026 and December 31, 2025. All debt classifications represent Level 2 fair value measurements. Derivative financial instruments are measured at fair value based on observable market information and appropriate valuation methods.
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

The fair values of financial assets and liabilities that are recorded at fair value in the Condensed Consolidated Balance Sheets and not described above were as follows (in millions):

	As of September 30, 2026				As of December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds	$370.6	$370.6	$—	$—	$278.8	$278.8	$—	$—
Derivative financial instruments	13.7	—	13.7	—	2.9	—	2.9	—
Total financial assets	$384.3	$370.6	$13.7	$—	$281.7	$278.8	$2.9	$—
Financial liabilities:
Contingent consideration	$3.4	$—	$—	$3.4	$—	$—	$—	$—
See Note 5, Cash and Cash Equivalents, for more information on money market funds included in the table above. Also see Note 11, Derivatives and Hedging Activities, for more information on derivative financial instruments.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The change in fair value of the contingent consideration (a Level 3 input) was as follows (in millions):

Contingent consideration liability - January 1, 2026	$—
Preliminary purchase price	4.0
Fair value adjustments	(0.8)
Accretion in value	0.2
Contingent consideration liability - September 30, 2026	$3.4
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

	As of September 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Senior Notes(1)	$—	$—	$300.0	$300.4
2034 Senior Notes(1)	500.0	466.2	—	—
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
The key metrics used by our CODM to assess performance, review results and allocate resources of our operating segments are revenue and segment gross profit. Our CODM evaluates performance through reviews of revenue and segment gross profit to monitor budget versus actual results, which informs resource allocation and management decisions. We define segment gross profit as revenue less cost of sales, excluding depreciation and amortization. We do not report depreciation, amortization, operating expenses, other expense, net or total assets by segment because our CODM does not regularly receive or use this

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

information at a disaggregated level. The following tables represent our Installation segment information for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Installation segment revenue	$740.4	$721.1	$2,060.9	$2,083.9
Installation segment cost of sales (1)	481.1	455.2	1,325.8	1,323.0
Installation segment gross profit	$259.3	$265.9	$735.1	$760.9
Installation segment gross profit percentage (1)	35.0%	36.9%	35.7%	36.5%
Other gross profit percentage (1)	23.1%	25.2%	24.5%	24.6%
Total consolidated gross profit percentage, as reported	31.8%	34.0%	32.4%	33.6%
(1)Cost of sales and gross profit percentage are exclusive of depreciation and amortization for the three and nine months ended September 30, 2026 and 2025.
The reconciliation of Installation revenue and segment gross profit for each period as shown in the table above to consolidated net revenue and income before income taxes is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Reconciliation of revenue:
Installation segment revenue	$740.4	$721.1	$2,060.9	$2,083.9
Other revenue (1)	92.5	73.3	251.1	173.9
Elimination of inter-segment revenue	(24.5)	(16.2)	(65.3)	(34.5)
Total consolidated net revenue	$808.4	$778.2	$2,246.7	$2,223.3
Reconciliation of segment gross profit:
Installation segment gross profit	$259.3	$265.9	$735.1	$760.9
Other gross profit (1)	21.5	18.4	61.5	42.7
Elimination of inter-segment gross profit	(6.6)	(4.8)	(18.4)	(10.1)
Less:
Depreciation and amortization	16.8	15.3	49.6	45.7
Total consolidated gross profit, as reported	257.4	264.2	728.6	747.8
Operating expenses	165.7	157.4	484.7	470.2
Operating income	91.7	106.8	243.9	277.6
Other expense, net	10.5	6.5	30.5	22.6
Income before income taxes	$81.2	$100.3	$213.4	$255.0
(1)Other revenue and other gross profit include the remaining two operating segments, Distribution and Manufacturing before inter-segment eliminations. These operating segments are each below the quantitative thresholds for being reported as a reportable segment for the three and nine months ended September 30, 2026 and 2025.
NOTE 11 - DERIVATIVES AND HEDGING ACTIVITIES
Cash Flow Hedges of Interest Rate Risk
Our purpose for using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the nine months ended September 30, 2026, we used interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We do not use derivatives for trading or speculative purposes and we currently do not have any derivatives that are not designated as hedges. As of September 30, 2026, we have not posted any collateral related to these agreements.

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2026 and December 31, 2025, we had the following interest rate swap derivatives (notional amounts in millions):

Effective Date	Notional Amount	Fixed Rate	Maturity Date
December 31, 2025	$300.0	3.06%	December 14, 2028
December 31, 2025	100.0	2.93%	December 14, 2028
As of September 30, 2026, our two active interest rate swaps serve to hedge $400.0 million of the variable cash flows on our variable rate Term Loan through December 14, 2028. The assets associated with these interest rate swaps are included in other current assets and other non-current assets on the Condensed Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.
Three of our amended interest rate swaps that had original maturity dates of April 15, 2030 and December 15, 2028 matured on December 31, 2025. The unrealized gains included in accumulated other comprehensive income associated with the July 2022 amendment of these interest rate swaps will be amortized as a decrease to interest expense, net through their original maturity dates. Accordingly, for each of the three months ended September 30, 2026 and 2025, we amortized $1.8 million, respectively, and for each of the nine months ended September 30, 2026 and 2025, we amortized $5.3 million, respectively, of the remaining unrealized gains as a decrease to interest expense, net.
Additionally, due to the off-market terms at inception of these matured interest rate swaps, we amortized $1.8 million and $5.5 million, respectively, of the other-than-insignificant financing element during the three and nine months ended September 30, 2025 as an increase to interest expense, net. During the nine months ended September 30, 2025, we amortized $1.2 million of the remaining unrealized losses associated with the August 2020 terminated swaps as an increase to interest expense, net. All unrealized losses were fully amortized as of April 15, 2025, and the other-than-insignificant financing element was fully amortized as of December 31, 2025.
The changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in other comprehensive income (loss), net of tax on the Condensed Consolidated Statements of Operations and Comprehensive Income and in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We had no such changes during the nine months ended September 30, 2026 and 2025.
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
The following table summarizes amounts recorded to interest expense, net included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to our interest rate swaps (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Benefit associated with swap net settlements	$(0.6)	$(3.5)	$(1.9)	$(10.4)
(Benefit) expense associated with amortization of amended/terminated swaps	(1.8)	0.1	(5.3)	1.4

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 - STOCKHOLDERS’ EQUITY
Accumulated other comprehensive income
The change in accumulated other comprehensive income related to our interest rate derivatives, net of taxes, was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Accumulated gain at beginning of period	$23.4	$25.6	$22.1	$35.0
Unrealized gain (loss) in fair value of interest rate derivatives	4.0	(2.2)	7.9	(12.6)
Reclassifications of realized net (gains) losses to earnings	(1.3)	—	(3.9)	1.0
Accumulated gain at end of period	$26.1	$23.4	$26.1	$23.4
The reclassifications of realized net (gains) losses to earnings in the above table are recorded within interest expense, net.
Share repurchases
During the nine months ended September 30, 2026, we repurchased approximately 456 thousand shares of our common stock with an aggregate price of approximately $101.7 million, or $222.97 average price per share. The effect of these treasury shares in reducing the number of common shares outstanding is reflected in our earnings per share calculation. During the three months ended September 30, 2025, we repurchased 200 thousand shares of our common stock with an aggregate price of approximately $51.5 million, or $257.38 price per share. Repurchases during the nine months ended September 30, 2025 amounted to 700 thousand shares of our common stock with an aggregate price of approximately $134.9 million, or $192.75 average price per share.
On February 26, 2026, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $500.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2027.
Dividends
During the nine months ended September 30, 2026, we declared and paid the following cash dividends (amount declared and amount paid in millions):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/26/2026	3/13/2026	3/31/2026	$1.80	$48.7	$48.3
2/26/2026	3/13/2026	3/31/2026	0.39	10.5	10.4
5/7/2026	6/15/2026	6/30/2026	0.39	10.4	10.4
8/6/2026	9/15/2026	9/30/2026	0.39	10.3	10.3
During the nine months ended September 30, 2025, we declared and paid the following cash dividends (amount declared and amount paid in millions):

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Declared	Amount Paid
2/27/2025	3/14/2025	3/31/2025	$1.70	$47.1	$46.7
2/27/2025	3/14/2025	3/31/2025	0.37	10.2	10.1
5/8/2025	6/15/2025	6/30/2025	0.37	10.1	10.1
8/7/2025	9/15/2025	9/30/2025	0.37	10.1	10.0
The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of restricted stock awards and performance share awards, which accrue dividend equivalent rights that are paid when the award vests. During the nine months ended September 30, 2026 and 2025, we also paid $0.7 million and $0.8 million, respectively, in accrued

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

dividends not included in the table above related to the vesting of these awards. The payment of future dividends will be at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, results of operations, contractual restrictions, legal requirements, and other factors deemed relevant by our board of directors.
NOTE 13 - EMPLOYEE BENEFITS
Healthcare
We participate in multiple healthcare plans, the largest of which is partially self-funded with an insurance company paying benefits in excess of stop loss limits per individual/family. Our healthcare benefit expense (net of employee contributions) was $9.9 million and $9.6 million for the three months ended September 30, 2026 and 2025, respectively, and $32.5 million and $26.3 million for the nine months ended September 30, 2026 and 2025. respectively. An accrual for estimated healthcare claims incurred but not reported (“IBNR”) is included within accrued compensation on the Condensed Consolidated Balance Sheets and was $4.6 million and $4.9 million as of September 30, 2026 and December 31, 2025, respectively.
Workers’ Compensation
Workers’ compensation expense totaled $5.1 million and $8.0 million for the three months ended September 30, 2026 and 2025, respectively, and $14.1 million and $19.8 million for nine months ended September 30, 2026 and 2025, respectively.
Workers’ compensation known claims and IBNR reserves included on the Condensed Consolidated Balance Sheets were as follows (in millions):

	September 30, 2026	December 31, 2025
Included in other current liabilities	$8.9	$10.4
Included in other long-term liabilities	21.4	20.5
	$30.3	$30.9
We also had insurance receivables included on the Condensed Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above and were as follows (in millions):

	September 30, 2026	December 31, 2025
Included in other non-current assets	$4.8	$4.8
Retirement Plans
We participate in multiple 401(k) plans, whereby we provide a matching contribution of wages deferred by employees and can also make discretionary contributions to each plan. Certain plans allow for discretionary employer contributions only. These plans cover substantially all our eligible employees. We recognized 401(k) plan expenses of $0.8 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $2.9 million and $2.4 million for the nine months ended September 30, 2026 and 2025, respectively. These expenses are included in administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
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

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Share-Based Compensation
Common Stock Awards
We periodically grant shares of our common stock to non-employee members of our board of directors and our employees. During the nine months ended September 30, 2026 and 2025, we granted approximately six thousand and five thousand shares, respectively, under our 2023 Omnibus Incentive Plan to non-employee members of our board of directors.
In addition, we granted approximately one thousand and 31 thousand shares of our common stock to employees during the three and nine months ended September 30, 2026, respectively, and two thousand and 65 thousand during the three and nine months ended September 30, 2025, respectively, exclusive of the issuance of liability-based awards disclosed below.
Employees – Performance-Based Stock Awards
During the nine months ended September 30, 2026, we issued approximately 43 thousand shares of our common stock to certain officers, which vest in two equal installments on each of April 20, 2027 and April 20, 2028. In addition, during the nine months ended September 30, 2026, we established, and our board of directors approved, performance-based targets in connection with common stock awards to be issued to certain officers in 2027 contingent upon achievement of these targets.
In addition, there are various performance-based bonus plans for certain employees to be issued through the 2029 performance period that are accounted for as liability-based awards since they represent a predominantly-fixed monetary amount that will be settled with a variable number of common shares contingent upon achievement of certain performance targets. During the nine months ended September 30, 2026, we issued approximately five thousand shares of our common stock, respectively, to certain employees under one of the bonus plans that are scheduled to vest in April 2030. In addition, during the nine months ended September 30, 2026, we issued approximately eight thousand shares of our common stock under a bonus plan that vested in the second quarter of 2026. During the nine months ended September 30, 2025, we issued approximately 11 thousand shares of our common stock under a bonus plan which vested in the second quarter of 2025.
Employees – Performance-Based Restricted Stock Units
During 2025, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards which were issued to certain employees in 2026 based upon achievement of a performance target. In addition, during the nine months ended September 30, 2026, we established, and our board of directors approved, performance-based restricted stock units in connection with common stock awards to be issued to certain employees in 2027 based upon achievement of a performance target. These units will be accounted for as equity-based awards that will be settled with a fixed number of common shares.
Share-Based Compensation Summary
Amounts and changes for each category of equity-based award were as follows:

	Common Stock Awards		Performance-Based Stock Awards		Performance-Based Restricted Stock Units
	Awards	Weighted Average Grant Date Fair Value Per Share	Awards	Weighted Average Grant Date Fair Value Per Share	Units	Weighted Average Grant Date Fair Value Per Share
Nonvested awards/units at December 31, 2025	91,788	$170.70	110,586	$163.30	10,876	$170.37
Granted	50,718	282.77	29,236	319.99	7,917	285.66
Vested	(69,344)	189.13	(50,207)	142.23	(10,935)	171.43
Forfeited/Cancelled	(1,601)	213.92	(139)	170.99	(152)	253.80
Nonvested awards/units at September 30, 2026	71,561	$231.30	89,476	$226.30	7,706	$285.66

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the share-based compensation expense recognized by award type (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Common Stock Awards	$2.6	$2.1	$8.9	$7.7
Non-Employee Common Stock Awards	0.3	0.3	0.8	0.7
Performance-Based Stock Awards	1.9	1.8	6.0	5.6
Liability Performance-Based Stock Awards	0.2	0.6	0.3	1.1
Performance-Based Restricted Stock Units	0.6	0.5	1.5	1.4
	$5.6	$5.3	$17.5	$16.5
We recorded the following stock compensation expense by income statement category (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of sales	$0.4	$0.3	$1.0	$0.8
Selling	0.1	0.1	0.5	0.4
Administrative	5.1	4.9	16.0	15.3
	$5.6	$5.3	$17.5	$16.5
Administrative stock compensation expense includes all stock compensation earned by our administrative personnel, while cost of sales and selling stock compensation represent all stock compensation earned by our installation and sales employees, respectively.
Unrecognized share-based compensation expense related to unvested awards was as follows (in millions):

	As of September 30, 2026
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Common Stock Awards	$12.1	2.0 years
Performance-Based Stock Awards	10.5	1.8 years
Performance-Based Restricted Stock Units	1.1	0.5 years
Total unrecognized compensation expense related to unvested awards	$23.7
Total unrecognized compensation expense is subject to future adjustments for forfeitures. This expense is expected to be recognized over the remaining weighted-average period shown above on a straight-line basis except for the Performance-Based Stock Awards which uses the graded-vesting method. Shares forfeited are returned as treasury shares and available for future issuances.
During the nine months ended September 30, 2026 and 2025, our employees surrendered approximately 44 thousand and 56 thousand shares of our common stock, respectively, to satisfy tax withholding obligations arising in connection with the vesting of common stock awards issued under our 2023 Omnibus Incentive Plans.
As of September 30, 2026, approximately 1.6 million of the 2.1 million shares of common stock authorized for issuance were available for issuance under the 2023 Omnibus Incentive Plan.
NOTE 14 - INCOME TAXES
Our provision for income taxes as a percentage of pretax earnings is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.
During the three and nine months ended September 30, 2026, our effective tax rates were 26.8% and 25.4%, respectively. For the nine months ended September 30, 2026, the rate was favorably impacted by discrete items. During the three and nine months ended September 30, 2025, our effective tax rates were 25.8% and 26.0%, respectively. The rates for each of the three

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and nine months ended September 30, 2026 and 2025 were based on estimated annual effective tax rates for federal, state and local tax expense.
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
The amount of sales to common or related parties as well as the purchases from and rent expense paid to common or related parties were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sales	$7.9	$7.0	$19.7	$18.3
Purchases	1.2	1.0	3.0	2.7
Rent	0.4	0.3	1.2	0.9
The amount of receivables due from related parties was as follows (in millions):

	September 30, 2026	December 31, 2025
Accounts receivable from related parties	$1.0	$1.6
M/I Homes, Inc., a customer whose Chairman, Chief Executive Officer and President serves on our board of directors, accounted for $0.9 million and $1.5 million of the related party accounts receivable balances as of September 30, 2026 and December 31, 2025, respectively. Additionally, M/I Homes, Inc. accounted for a significant portion of our related party sales during the three and nine months ended September 30, 2026 and 2025.
NOTE 16 - COMMITMENTS AND CONTINGENCIES
Accrued General Liability and Auto Insurance
Accrued general liability and auto insurance reserves included on the Condensed Consolidated Balance Sheets were as follows (in millions):

	September 30, 2026	December 31, 2025
Included in other current liabilities	$11.9	$12.2
Included in other long-term liabilities	38.4	31.1
	$50.3	$43.3
We also had insurance receivables and indemnification assets included on the Condensed Consolidated Balance Sheets that, in aggregate, offset equal liabilities included within the reserve amounts noted above. The amounts were as follows (in millions):

	September 30, 2026	December 31, 2025
Insurance receivables and indemnification assets for claims under fully insured policies	$4.5	$3.8
Insurance receivables for claims that exceeded the stop loss limit	6.6	1.6
Total insurance receivables and indemnification assets included in other non-current assets	$11.1	$5.4

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
We had an agreement with one of our suppliers to purchase a portion of the materials we utilize in our business with variable pricing. This agreement was effective March 31, 2023 through August 31, 2026 with a purchase obligation of 12.0 million pounds for the period ending May 15, 2024, 14.4 million pounds for the period ending May 15, 2025 and an amended 12.3 million pounds for the period ending August 31, 2026. As of September 30, 2026, the agreement has been satisfied for all periods.
We also have a contract with a supplier to purchase various products we employ in our business with fixed rate pricing. The agreement is effective January 1, 2025 through December 31, 2027 with a purchase obligation of 8.0 million pounds for each of the periods ending December 31, 2025, 2026 and 2027, and a total minimum commitment of $10.8 million. During the nine months ended September 30, 2026, we purchased approximately 7.2 million pounds of materials under this agreement for the period ending December 31, 2026.
In addition, we have a 5 year purchase agreement with one of our suppliers to purchase products with variable pricing terms. The volume commitment is 89.1 million pounds in 2026 and is subject to conditional adjustments in future periods beyond 2026 based upon certain contingencies. During the nine months ended September 30, 2026, we purchased approximately 73.9 million pounds of materials under this agreement for the period ending December 31, 2026.
NOTE 17 - BUSINESS COMBINATIONS
As part of our ongoing strategy to expand geographically and increase market share in certain markets, as well as diversify our products and end markets, we completed nine business combinations and four insignificant bolt-on acquisitions merged into existing operations during the nine months ended September 30, 2026 and three business combinations and four insignificant bolt-on acquisition merged into an existing operation during the nine months ended September 30, 2025. The largest of these acquisitions were Thermo-Tech Mechanical Insulation, Inc. ("Thermo-Tech") in February 2026 and Diamond Energy Systems, Inc. ("Diamond Energy") in May 2026.
Below is a summary of acquisitions in aggregate by year, including revenue and net (loss) income since date of acquisition shown for the year of acquisition. Net income includes amortization and taxes when appropriate.
For the three and nine months ended September 30, 2026 (in millions):

						Three months ended September 30, 2026		Nine months ended September 30, 2026
2026 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)	Revenue	Net Income (Loss)
Thermo-Tech	2/2/2026	Asset	$18.0	$1.5	$19.5	$4.0	$0.3	$9.0	$0.1
Diamond Energy	5/17/2026	Stock	19.0	1.9	20.9	2.7	(0.2)	3.7	(0.4)
Other	Various	Asset	26.2	3.7	29.9	7.3	(0.2)	13.2	(0.3)
			$63.2	$7.1	$70.3	$14.0	$(0.1)	$25.9	$(0.6)

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three and nine months ended September 30, 2025 (in millions):

						Three months ended September 30, 2025		Nine months ended September 30, 2025
2025 Acquisitions	Date	Acquisition Type	Cash Paid	Seller Obligations	Total Purchase Price	Revenue	Net Income (Loss)	Revenue	Net Income
Carolina Precision Fibers	9/8/2025	Asset	$21.0	$2.0	$23.0	$1.9	$0.2	$1.9	$0.2
Other	Various	Asset	11.3	0.6	11.9	2.0	(0.1)	3.9	—
			$32.3	$2.6	$34.9	$3.9	$0.1	$5.8	$0.2
Acquisition-related costs recorded within administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to $2.1 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively, and $3.8 million and $1.8 million for the nine months ended September 30, 2026 and 2025, respectively.
The goodwill recognized in conjunction with these business combinations represents the excess cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed (including the identifiable intangible assets). The goodwill recognized for Thermo-Tech reflects the value of its mechanical insulation services, supplier relationships, commercial market expansion and other synergies that are expected to be realized from the acquisition. The goodwill recognized for Diamond Energy reflects the advantage of its industrial and commercial mechanical insulation solutions, key regional markets, experienced workforce, technical expertise and other benefits that are expected to be achieved from the acquisition. We expect to deduct approximately $23.3 million of goodwill for tax purposes as a result of 2026 acquisitions.
Purchase Price Allocations
The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total purchase prices and cash paid, approximated the following (in millions):

	Nine months ended September 30, 2026
	Thermo-Tech	Diamond Energy	Other	Total
Estimated fair values:
Accounts receivable	$3.0	$1.8	$0.3	$5.1
Inventories	0.1	0.4	2.1	2.6
Other current assets	—	0.1	—	0.1
Property and equipment	0.3	0.6	3.0	3.9
Operating lease right-of-use asset	—	0.9	0.6	1.5
Intangibles	9.3	11.1	15.4	35.8
Goodwill	7.0	8.5	9.0	24.5
Other non-current assets	0.3	0.2	0.0	0.5
Accounts payable and other current liabilities	(0.5)	(2.1)	(0.3)	(2.9)
Other long-term liabilities	—	(0.6)	(0.2)	(0.8)
Fair value of assets acquired and purchase price	19.5	20.9	29.9	70.3
Less seller obligations	1.5	1.9	3.7	7.1
Cash paid	$18.0	$19.0	$26.2	$63.2

INSTALLED BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2025
	Carolina Precision Fibers	Other	Total
Estimated fair values:
Accounts receivable	$1.8	$—	$1.8
Inventories	1.0	0.3	1.3
Other current assets	—	0.0	0.0
Property and equipment	3.8	0.9	4.7
Operating lease right-of-use asset	0.6	0.2	0.8
Intangibles	10.1	7.1	17.2
Goodwill	7.0	3.6	10.6
Other non-current assets	0.4	0.0	0.4
Accounts payable and other current liabilities	(1.3)	0.0	(1.3)
Other long-term liabilities	(0.4)	(0.2)	(0.6)
Fair value of assets acquired and purchase price	23.0	11.9	34.9
Less seller obligations	2.0	0.6	2.6
Cash paid	$21.0	$11.3	$32.3
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
Further adjustments to the allocation for each acquisition still under its measurement period are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination. As a result, adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition and future adjustments may be made through the end of each measurement period. Any acquisition acquired after September 30, 2025 is deemed to be within the measurement period and its purchase price considered preliminary.
Goodwill and intangibles per the above table may not agree to the total gross increase of these assets as shown in Note 6, Goodwill and Intangibles, during each of the nine months ended September 30, 2026 and 2025 due to adjustments to goodwill for the allocation of certain acquisitions still under measurement as well as other immaterial intangible assets added during the ordinary course of business. All of the goodwill for Carolina Precision Fibers was assigned to our Manufacturing operating segment for the nine months ended September 30, 2025. All other acquisitions during the nine months ended September 30, 2026 and 2025 had their respective goodwill assigned to our Installation operating segment.
Estimates of acquired intangible assets related to the acquisitions are as follows (in millions):

	For the nine months ended September 30,
	2026		2025
Acquired intangibles assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs.)
Customer relationships	$22.8	12	$12.3	12
Trademarks, tradenames and other	9.8	15	4.0	15
Non-competition agreements	1.3	5	0.6	5
Backlog	1.9	1	0.3	1

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

	Unaudited pro forma for the three months ended September 30,		Unaudited pro forma for the nine months ended September 30,
	2026	2025	2026	2025
Net revenue	$811.0	$805.1	$2,267.0	$2,305.4
Net income	59.5	76.1	159.1	194.1
Basic net income per share	2.25	2.81	5.97	7.11
Diluted net income per share	2.24	2.80	5.95	7.08
Unaudited pro forma net income reflects additional intangible asset amortization expense of approximately $0.1 million and $1.6 million for the three months ended September 30, 2026 and 2025, respectively, and $1.6 million and $5.2 million for the nine months ended September 30, 2026 and 2025, respectively, as well as additional income tax expense (benefit) of approximately six thousand and $0.6 million for the three months ended September 30, 2026 and 2025, respectively, and $(21) thousand and $1.7 million for the nine months ended September 30, 2026 and 2025, respectively, that would have been recorded had the 2026 acquisitions taken place on January 1, 2025 and the 2025 acquisitions taken place on January 1, 2024.
NOTE 18 - INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.
Diluted net income per common share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Potential common stock is included in the diluted income per common share calculation when dilutive. The dilutive effect of outstanding restricted stock awards after application of the treasury stock method was approximately 60 thousand and 101 thousand shares for the three and nine months ended September 30, 2026, respectively, and 101 thousand and 120 thousand shares for the three and nine months ended September 30, 2025, respectively. Approximately four thousand and five thousand weighted average shares of potential common stock were not included in the calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2026, respectively, because the effect would have been anti-dilutive. Approximately one thousand and six thousand weighted average shares of potential common stock were not included in the calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2025, respectively, because the effect would have been anti-dilutive.
NOTE 19 - SUBSEQUENT EVENTS
On October 27, 2026, we amended our seven-year term loan facility with Royal Bank of Canada as the term administrative agent, collateral agent and 2026 incremental term lender thereunder under our credit agreement dated as of December 14, 2021 (the "Term Loan Credit Agreement"). Amendment No. 5 provides for $250.0 million of incremental term loans (the "2026 Incremental Term Loans"). The 2026 Incremental Term Loans have identical terms to our existing term loans under the Term Loan Credit Agreement. The term loans bear interest, at the Company’s option, at a rate equal to either the adjusted term secured overnight financing rate plus 1.75% per annum or an alternative base rate plus 0.75% per annum, and mature on March 28, 2031. Net proceeds from the increase are to be used for general corporate purposes and to pay associated fees.
We announced on November 5, 2026 that our board of directors declared a quarterly dividend, payable on December 31, 2026 to stockholders of record on December 15, 2026, at a rate of 39 cents per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, as well as our 2025 Form 10-K.
OVERVIEW
We are one of the nation’s largest insulation installers for the residential new construction market and are also a diversified installer of complementary building products throughout the United States, including waterproofing, fire-stopping and fireproofing, garage doors, rain gutters, window blinds, shower doors, closet shelving, mirrors and other products. We offer our portfolio of services for new and existing single-family and multi-family residential and commercial building projects in all 48 continental states and the District of Columbia from our national network of over 250 branch locations. During the three months ended September 30, 2026, 92% of our net revenue came from the service-based installation of these products across all of our end markets which forms our Installation operating segment and single reportable segment. In addition, we have regional distribution operations that serve the Midwest, Mountain West, Northeast and Mid-Atlantic regions of the United States, and we operate multiple cellulose insulation manufacturing facilities. We believe our business is well positioned to continue to profitably grow over the long-term due to our strong balance sheet, liquidity and our continuing acquisition strategy.
A large portion of our net revenue comes from the U.S. residential new construction market, which depends upon a number of economic factors, including demographic trends, interest rates, inflation, consumer confidence, employment rates, housing inventory levels and affordability, foreclosure rates, the health of the economy and availability of mortgage financing.
2026 Third Quarter Highlights
Net revenue increased 3.9%, or $30.2 million to $808.4 million, while gross profit decreased 2.6% to $257.4 million during the three months ended September 30, 2026 compared to the same period in 2025. The increase in net revenue was primarily due to a 7.7% increase in multi-family end market sales growth, a 16.2% increase in commercial end market sales growth and the contribution of our recent acquisitions, partially offset by a decline in Installation job volume in our single-family residential end market. The decrease in gross profit was primarily driven by increased material prices, higher labor costs and larger fuel expenses. Gross profit percentage was also impacted by higher sales in our Other category which has a lower gross margin than our Installation segment. Certain net revenue and industry metrics we use to monitor our operations are discussed in the "Key Measures of Performance" section below, and further details regarding results of our various end markets are discussed further in the "Net Revenue, Cost of Sales and Gross Profit" section below.
As of September 30, 2026, we had $415.9 million of cash and cash equivalents and had not drawn on our revolving line of credit. This strong liquidity position allowed us to return capital to shareholders by increasing our regular quarterly dividend 5% over the third quarter of 2025 to $0.39 per share, or $10.3 million in the aggregate.
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

The following table shows key measures of performance we utilize to evaluate our results:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Period-over-period Growth
Consolidated Sales Growth	3.9%	2.3%	1.1%	1.5%
Consolidated Same Branch Sales Growth (1)	0.6%	0.4%	(1.8)%	(0.9)%

Installation Segment Sales Growth (2)
Sales Growth	2.7%	1.0%	(1.1)%	0.8%
Residential Sales Growth	(0.9)%	(1.5)%	(5.2)%	(0.7)%
Single-Family Sales Growth	(2.9)%	(0.3)%	(6.1)%	0.4%
Multi-Family Sales Growth	7.7%	(6.4)%	(1.6)%	(4.8)%
Commercial Sales Growth	16.2%	12.2%	14.7%	6.8%

Installation Segment Same Branch Sales Growth (1)(2)
Same Branch Sales Growth	0.3%	(0.1)%	(2.9)%	(1.0)%
Volume, Price/Mix Growth Including Heavy Commercial (3):
Volume Growth (4)	(1.7)%	(4.5)%	(5.3)%	(4.4)%
Price/Mix Growth (5)	2.0%	4.4%	2.5%	3.4%
Volume, Price/Mix Growth Excluding Heavy Commercial (3):
Volume Growth (4)	(1.9)%	(4.8)%	(5.6)%	(4.5)%
Price/Mix Growth (5)	0.4%	1.5%	0.3%	1.6%
Residential Same Branch Sales Growth	(2.6)%	(2.8)%	(6.5)%	(2.8)%
Single-Family Same Branch Sales Growth	(4.9)%	(1.9)%	(7.7)%	(2.2)%
Multi-Family Same Branch Sales Growth	7.5%	(6.5)%	(1.8)%	(5.1)%
Commercial Same Branch Sales Growth	10.3%	11.7%	10.4%	6.2%

Other Sales Growth (Net of Eliminations) (6)(7)
Sales Growth	18.9%	21.9%	33.2%	12.3%
Same Branch Sales Growth (1)	4.6%	8.5%	14.4%	(0.1)%

U.S. Housing Market Growth (8)
Total Completions Growth	(17.2)%	(9.7)%	(12.6)%	(6.7)%
Single-Family Completions Growth	(12.4)%	0.7%	(10.8)%	(1.9)%
Multi-Family Completions Growth	(27.3)%	(25.4)%	(16.3)%	(15.2)%

(1)	Same-branch basis represents period-over-period change in sales for branch locations owned greater than 12 months as of each financial statement date.
(2)	Calculated based on period-over-period change in sales within our Installation segment and its end markets.
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

(6)	Calculated based on period-over-period gross sales change, excluding intercompany transactions, in our Other category which consists of our Manufacturing and Distribution operating segments.
(7)	We revised this calculation to exclude certain intercompany sales. Percentages in all periods presented conform to this revised method.
(8)	U.S. Census Bureau data, as revised.

Net Revenue, Cost of Sales and Gross Profit
The components of gross profit were as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2026	Change	2025	2026	Change	2025
Net revenue	$808.4	3.9%	$778.2	$2,246.7	1.1%	$2,223.3
Cost of sales	551.0	7.2%	514.0	1,518.1	2.9%	1,475.5
Gross profit	$257.4	(2.6)%	$264.2	$728.6	(2.6)%	$747.8
Gross profit percentage	31.8%		34.0%	32.4%		33.6%
Net revenue increased during the three months ended September 30, 2026 over the same period in 2025 primarily due to sales growth from our multi-family and commercial end markets and contributions from our recent acquisitions. Our multi-family end market sales grew 7.5% on a same branch basis outpacing the 27.3% decline in national multi-family completions. Additionally, our commercial end market sales grew 10.3% on a same branch basis for the three months ended September 30, 2026 over the same period in 2025. Same branch sales from our single-family end market declined 4.9% as higher interest rates and housing affordability issues persisted. Lastly, sales within our Distribution and Manufacturing businesses increased 18.9% during the three months ended September 30, 2026 which aligns with our strategy to enhance our procurement efforts through vertical integration in select product and end markets.
During the nine months ended September 30, 2026, net revenue increased 1.1% over the same period in 2025 primarily due to 10.4% sales growth in our commercial end market on a same branch basis and a combined 33.2% revenue increase in our Distribution and Manufacturing businesses, partially offset by the decline in residential job volume.
During the three and nine months ended September 30, 2026, gross profit as a percentage of net revenue decreased as compared to the same periods in 2025, primarily due to higher labor costs and other indirect costs from shifts in product and end market mix, increased fuel and vehicle depreciation costs and increased freight and shipping costs from higher Manufacturing and Distribution activity.
Operating Expenses
Operating expenses were as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2026	Change	2025	2026	Change	2025
Selling	$37.3	3.0%	$36.2	$107.9	0.6%	$107.3
Percentage of total net revenue	4.6%		4.7%	4.8%		4.8%
Administrative	$117.6	5.9%	$111.1	$345.0	3.7%	$332.6
Percentage of total net revenue	14.5%		14.3%	15.4%		15.0%
Amortization	$10.8	6.9%	$10.1	$31.8	5.0%	$30.3
Percentage of total net revenue	1.3%		1.3%	1.4%		1.4%
Selling
The dollar increase in selling expenses for the three and nine months ended September 30, 2026 compared to 2025 was primarily driven by an increase in selling compensation and increased credit loss expense on higher revenues. Selling expense as a percentage of sales decreased during the three months ended September 30, 2026 compared to 2025 due to lower commissions.
Administrative
The dollar increase in administrative expenses for the three and nine months ended September 30, 2026 compared to 2025 was primarily due to an increase in medical benefits and facility costs due to inflationary pressures and acquisitions. Administrative expenses increased as a percentage of net revenue for the three and nine months ended September 30, 2026 compared to 2025 primarily due to inflationary pressures on employee compensation and benefits and facility costs, partially offset by organizational optimization cost savings and lower transaction fees.

Amortization
Amortization expense for the three and nine months ended September 30, 2026 compared to 2025 increased primarily due to the acquisition of more finite-lived intangible assets.
Other Expense, Net
Other expense, net was as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2026	Change	2025	2026	Change	2025
Interest expense, net	$10.4	50.7%	$6.9	$31.2	32.8%	$23.5
Other Expense (income)	0.1	(125.0)%	(0.4)	(0.7)	(22.2)%	(0.9)
Total other expense, net	$10.5		$6.5	$30.5		$22.6
Interest expense, net increased during the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to higher debt levels. For the nine months ended September 30, 2026, interest expense, net was also impacted by the write-offs of debt issuance costs resulting from our January 2026 transactions related to the Senior Notes (as defined below). See Part I, Item 1. Financial Statements, Note 7, Long-Term Debt, for more information on the January 2026 debt transactions.
Income Tax Provision
Income tax provision and effective tax rates were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Income tax provision	$21.8	$25.9	$54.3	$66.2
Effective tax rate	26.8%	25.8%	25.4%	26.0%
The effective tax rate for the nine months ended September 30, 2026 was favorably impacted by discrete items. The effective tax rates for each of the three and nine months ended September 30, 2026 and 2025 were based on an estimated annual effective tax rate for federal, state and local tax expense.
Other Comprehensive Income (Loss), Net of Tax
Other comprehensive income (loss), net of tax was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net change on cash flow hedges, net of taxes	$2.7	$(2.2)	$4.0	$(11.6)
During the three and nine months ended September 30, 2026, we recorded unrealized gains of $4.1 million and $8.0 million, respectively, net of taxes, on our cash flow hedges due to the market's expectations for higher interest rates in the future. During the three and nine months ended September 30, 2025, we recorded unrealized losses of $2.3 million and $12.6 million, respectively, net of taxes, on our cash flow hedges due to changes in the market's expectations for future long-term interest rates.
During the three and nine months ended September 30, 2026, we amortized $1.8 million and $5.3 million, respectively, and during the three and nine months ended September 30, 2025, we amortized $0.1 million and $1.4 million, respectively, of our remaining unrealized gains and losses, net, on our terminated cash flow hedges to interest expense, not including the offsetting tax effects of $0.5 million and $1.4 million for the three and nine months ended September 30, 2026, respectively, and $21 thousand and $0.4 million for the three and nine months ended September 30, 2025, respectively.

KEY FACTORS AFFECTING OUR OPERATING RESULTS
Inflation, Housing Affordability and Mortgage Interest Rates
Inflation has affected the economy as a whole since 2022 as inflation rates have remained above the 2% stated target of the Federal Reserve. To stabilize recent inflation spikes, the Federal Reserve took action by raising the federal funds rate in September 2026. These rate hikes indirectly affected the 30-year fixed rate mortgage average in the United States, resulting in mortgage rates peaking above 7% in the third quarter. These rate-driven pressures have curtailed housing demand as mortgage financing affordability has been reduced. We expect to continue to be impacted by the current elevated rates for the remainder of 2026 but anticipate pressures to lessen over time if mortgage rates are reduced in future periods. In addition, the Iranian conflict in the Middle East has significantly raised oil prices which has contributed to higher inflation and increased our vehicle fuel costs.
Housing affordability is also impacted by international trade as certain housing inputs such as lumber are more reliant on imports than domestic production. While we purchase the large majority of the products we install and sell domestically, our business could be impacted if overall home affordability is further reduced by higher material prices due to increased tariffs.
Trends in the Construction Industry
Elevated home prices, high mortgage rates, economic uncertainty, volatile geopolitical conditions, subdued consumer sentiment and high new home inventory were the primary contributors to the decline in demand of new homes in 2026. Activity slowed in the residential homebuilding market as non-seasonally adjusted single-family starts, our largest end market, decreased 4.0% according to the U.S. Census during the nine months ended September 30, 2026 compared to the same period in 2025. Employment remains stable and continues to support demand for residential new construction activity despite the affordability concerns and recent economic uncertainty. As a result, while we expect cyclicality to continue in the housing industry, we believe the long-term opportunities in our residential and commercial end markets are favorable. Our largest customers are publicly traded homebuilders, and these builders have been able to increase affordability by offering mortgage rate buydowns as incentives to their customers. Regarding the repair and remodel markets, many existing homeowners are locked into low interest mortgages and an aging housing stock exists in many areas of the United States, bolstering demand in this end market.
Cost and Availability of Materials
We typically purchase the materials we use in our business directly from manufacturers. The largest fiberglass manufacturers have cut production capacity during past business cycles which has caused periods of industry-wide supply allocations. While we are not currently experiencing material supply shortages, we could incur such shortages in future periods if fiberglass manufacturers reduce production this year. We also experience price increases from our suppliers from time to time, and we may have more difficulty raising selling prices to offset any material price increases during the remainder of 2026 and beyond if housing demand slows. We could be subject to increased material pricing on some of the complementary building products we install and sell due to tariffs imposed on goods imported from certain foreign nations. The extent of these increases will depend on a variety of factors including the magnitude of each tariff, the extent our vendors pass on the tariffs they incur, and the number of countries subject to tariffs in the future. Additionally, we may be subject to increased shipping and freight costs on inventory if the recent spike in oil prices continues and those costs are passed onto us from our suppliers as we began to see during the most recent quarter. Increased market pricing, regardless of the catalyst, has and could continue to impact our results of operations in 2026, to the extent that price increases cannot be passed on to our customers. We will continue to work with our suppliers to lessen the impact on our margins and our customers to adjust selling prices to offset higher costs as they occur.
Cost of Labor
Our business is labor intensive and the majority of our employees work as installers on local construction sites. We expect to spend more to hire, train and retain installers to support our business as labor availability remains constrained within the construction industry. In addition, our workers’ compensation costs have increased as we expand coverage for additional personnel, and we have experienced higher costs associated with providing medical benefits to our employees.
Our employee retention rates remained better than industry averages in the nine months ended September 30, 2026. We believe this is a result of our strong culture and the various programs designed to support our employees, including our financial wellness plan, emotional well-being coaching, longevity stock compensation plan and comprehensive employee benefits. We also provide assistance from the Installed Building Products Foundation meant to benefit our employees, their families and their communities. While improved retention drives lower costs to recruit and train new employees, resulting in greater installer productivity, these improvements are somewhat offset by the additional costs of these incentives.

LIQUIDITY AND CAPITAL RESOURCES
Our capital resources primarily consist of cash from operations and borrowings under our various debt agreements and capital equipment leases and loans. As of September 30, 2026, we had cash and cash equivalents of $415.9 million as well as access to $375.0 million under our asset-based lending credit facility (as defined below), less $2.9 million of outstanding letters of credit, resulting in total liquidity of $788.0 million. Liquidity may also be limited in the future by certain cash collateral limitations under our asset-based credit facility (as defined below), depending on the status of our borrowing base availability.
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
We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our business needs, commitments and contractual obligations for at least the next 12 months as evidenced by our net positive cash flows from operations for the nine months ended September 30, 2026. We believe that we have access to additional funds, if needed, through the capital markets to obtain further debt financing under the current market conditions, but we cannot guarantee that such financing will be available on favorable terms, or at all. In the short-term, we expect the seasonal trends we typically experience to return, including higher sales in the spring, summer and fall than in the winter. This could affect the timing of cash collections and payments during the rest of 2026.
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
In "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2025 Form 10-K, we disclosed that we had $1.1 billion aggregate long-term material cash requirements as of December 31, 2025. Our long-term commitments have materially changed during the nine months ended September 30, 2026 due to the issuance of $500.0 million in aggregate principal amount of 5.625% senior unsecured notes due 2034 and using a portion of the proceeds to redeem in full the outstanding principal and interest on our $300.0 million senior unsecured notes due 2028. This transaction reduced the principal payments included in the 2028 known obligations by $300.0 million and increased the thereafter known obligations by $500.0 million. The increased principal and extended maturity of the 2034 Senior Notes (as defined below) will also increase the amount of interest we will be required to pay in 2026 and beyond. There were no other material changes to our cash requirements during the period covered by this Quarterly Report on Form 10-Q outside of the normal course of our business. For further information about our debt transactions, see Part I, Item 1. Financial Statements, Note 7, Long-Term Debt.
Sources and Uses of Cash and Related Trends
Working Capital
We carefully manage our working capital and operating expenses. As of September 30, 2026 and December 31, 2025, our working capital including cash and cash equivalents was $811.6 million and $698.4 million, respectively. The increase in 2026 was primarily driven by the increase in cash due to the net borrowings of our 2034 Senior Notes (as defined below). The increase was partially offset by accounts payable increasing $22.3 million due to timing and increased material costs. We continue to look for opportunities to reduce our working capital as a percentage of net revenue.

The following table summarizes our cash flow activity (in millions):

	Nine months ended September 30,
	2026	2025
Net cash provided by operating activities	$245.9	$306.5
Net cash used in investing activities	(114.2)	(80.4)
Net cash used in financing activities	(37.7)	(220.4)
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
Net cash provided by operating activities decreased from 2025 to 2026 primarily due to lower net income and increases in inventories and accounts receivable from increased revenues, partially offset by an increase in accounts payable due to the timing of period end.
Cash Flows from Investing Activities
Sources of cash from investing activities consist primarily of proceeds from the sales of property and equipment. Cash used in investing activities consists primarily of purchases of property and equipment and payments for acquisitions.
Net cash used in investing activities increased from 2025 to 2026 primarily due to increased spending on acquisitions of businesses in 2026 compared to 2025, partially offset by fewer purchases of property and equipment during the nine months ended September 30, 2026.
Cash Flows from Financing Activities
Our sources of cash from financing activities consist of proceeds from the issuance of vehicle and equipment notes payable and, periodically, other sources of debt financing. Cash used in financing activities consists primarily of debt repayments, acquisition-related obligations, dividends and stock repurchases.
Net cash used in financing activities decreased from 2025 to 2026 primarily due to the net proceeds on the 2034 Senior Notes (as defined below) and fewer stock repurchases. The decrease in net cash used was partially offset by less proceeds from vehicle and equipment notes during the nine months ended September 30, 2026. See Part I, Item 1. Financial Statements, Note 7, Long-Term Debt, for more information on our debt transactions.
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

Credit Facilities
Term Loan Facility
We have a term loan credit agreement with Royal Bank of Canada as the administrative agent and collateral agent thereunder (the “Term Loan Agreement”), dated as of December 14, 2021 (as amended by the First Amendment thereto dated April 28, 2023, by the Second Amendment thereto dated August 14, 2023, by the Third Amendment thereto dated March 28, 2024, and by the Fourth Amendment thereto dated November 26, 2024). The Third Amendment allowed for the issuance of a new term loan (the "Term Loan") in the amount of $500.0 million which will mature on March 28, 2031. Net proceeds of the Term Loan were used to refinance the remaining principal on our previous term loan, pay fees and increase working capital. The Term Loan bears interest, at our option, at a rate equal to either: the adjusted Term SOFR plus 1.75% per annum, or an alternative base rate plus 0.75%. In October 2026, we entered into Amendment No. 5 which provides an incremental $250.0 million of borrowings on the same terms as our existing Term Loan. See Part I, Item 1. Financial Statements, Note 19, Subsequent Events, for additional information regarding the add-on transaction.
The Term Loan amortizes in quarterly principal payments of $1.25 million, with any remaining unpaid balances due on the maturity date of March 28, 2031. As of September 30, 2026, we had $484.8 million, net of unamortized debt issuance costs, due on our Term Loan.
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
The ABL Revolver also provides incremental revolving credit facility commitments of up to $105.0 million. The ABL Revolver also allows for the issuance of letters of credit of up to $100.0 million in aggregate and borrowing of swingline loans of up to $50.0 million in aggregate. Including outstanding letters of credit, our remaining availability under the ABL Revolver as of September 30, 2026 was $372.1 million.
At September 30, 2026, we were in compliance with all applicable covenants under the Term Loan Agreement, ABL Credit Agreement and the 2034 Senior Notes.
Derivative Instruments
As of September 30, 2026, we had two active interest rate swaps with maturity dates of December 14, 2028. When combined, these interest rate swaps serve to hedge $400.0 million of the variable cash flows on our Term Loan through December 14, 2028. For further information about our interest rate swaps, see Part I, Item 1. Financial Statements, Note 11, Derivatives and Hedging Activities. The assets associated with the interest rate swaps are included in other current assets and other non-current assets on the Consolidated Balance Sheets at their fair value amounts as described in Note 9, Fair Value Measurements.
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
Total outstanding loan balances relating to our Master Loan and Equipment Agreements were $74.2 million as of September 30, 2026 and $98.5 million as of December 31, 2025. Depreciation of assets held under these agreements is included within cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Income included herein.
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
The following table summarizes our outstanding bonds, letters of credit and cash collateral (in millions):

As of September 30, 2026
Performance bonds	$212.7
Insurance letters of credit and cash collateral	71.9
Permit and license bonds	11.5
Total bonds and letters of credit	$296.1
We have $65.3 million included in our insurance letters of credit in the above table that are unsecured and therefore do not reduce total liquidity.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported using different assumptions or under different conditions. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2026 from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2025 Form 10-K.
Recent Accounting Pronouncements
For a description of recently issued and/or adopted accounting pronouncements, see Note 2, Significant Accounting Policies, to our audited consolidated financial statements included in our 2025 Form 10-K.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, including with respect to the housing market and the commercial market, our operations, economic and industry conditions, our financial and business model, payment of dividends, the demand for our services and product offerings, trends in the commercial business, expansion of our national footprint and diversification, our ability to grow and strengthen our market position, our ability to pursue and integrate value-enhancing acquisitions, our ability to improve sales and profitability, our efforts to navigate the material pricing environment, our ability to increase selling prices, our material and labor costs, supply chain and material constraints, impacts of inflation and interest rate trends, our hiring practices and expectations for demand for our services and our earnings in 2026. Forward-looking statements may generally be identified by the use of words such as

“anticipate,” “believe,” “estimate,” “project,” “predict,” “possible,” “forecast,” “may,” “could,” “would,” “should,” “expect,” “intends,” “plan,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Any forward-looking statements that we make herein and in any future reports and statements are not guarantees of future performance, and actual results may differ materially from those expressed in or suggested by such forward-looking statements as a result of various factors, including, without limitation the general economic and industry conditions; increases in mortgage interest rates and rising home prices; inflation and interest rates; the material price and supply environment; increased tariffs; uncertainty regarding the federal government’s changes in fiscal, trade, monetary or regulatory policy; geopolitical conflicts, including the conflict in Iran; the timing of increases in our selling prices; timing of acquisitions; the risk that the Company may reduce, suspend or eliminate dividend payments in the future; and the factors discussed in the “Risk Factors” section of our 2025 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC. In addition, any future declaration of dividends will be subject to the final determination of our Board of Directors. Any forward-looking statement made by the Company in this report speaks only as of the date hereof. New risks and uncertainties arise from time to time and it is impossible for the Company to predict these events or how they may affect it. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate debt. As of September 30, 2026, we had $487.5 million outstanding on our Term Loan, gross of unamortized debt issuance costs, no outstanding borrowings on our ABL Revolver and no outstanding borrowings under finance leases subject to variable interest rates. As of September 30, 2026, we had two active interest rate swaps which, when combined, serve to hedge $400.0 million of the variable cash flows on our Term Loan through December 14, 2028. As a result, total variable rate debt of $87.5 million was exposed to market risks as of September 30, 2026. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $0.9 million. Subsequent to the nine months ended September 30, 2026, the amount of variable rate debt increased $250.0 million as a result of the add-on amendment to our Term Loan as described in Note 19, Subsequent Events. As a result, a hypothetical one percentage point change in interest rates would result in an additional $2.5 million increase or decrease in our annual interest expense. The 2034 Senior Notes accrue interest at a fixed rate of 5.625%.
For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We have not entered into and currently do not hold derivatives for trading or speculative purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as required by Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table shows the stock repurchase activity, including shares surrendered by employees in connection with the vesting of restricted stock awards, for the three months ended September 30, 2026:

	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1 - July 31, 2026	78	$227.86	—	$398.3	million
August 1 - August 31, 2026	1,437	240.47	—	398.3	million
September 1 - September 30, 2026	56	196.38	—	398.3	million
	1,571	$238.27	—	$398.3	million
(1)On February 26, 2026, we announced that our board of directors authorized a new stock repurchase program that allows for the repurchase of up to $500.0 million of our outstanding common stock. The new program replaces the previous program and is in effect through March 1, 2027. We repurchased $101.7 million of common stock under our stock repurchase programs during the nine months ended September 30, 2026. For further information about our stock repurchase program, see Part I, Item 1. Financial Statements, Note 12, Stockholders' Equity.
(2)Includes 1,571 shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 3,697 shares of restricted stock awarded under our 2023 Omnibus Incentive Plan.
Item 3. Defaults Upon Senior Securities
There have been no material defaults in senior securities.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101**
The following financial statements from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2026, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Submitted electronically with the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2026

INSTALLED BUILDING PRODUCTS, INC.

By:	/s/ Jeffrey W. Edwards
Jeffrey W. Edwards
President and Chief Executive Officer

By:	/s/ Michael T. Miller
Michael T. Miller
Executive Vice President and Chief Financial Officer